Form 10-K405
period 2000-12-31
CERIDIAN CORP /DE/
filed 2001-04-02
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

Commission File Number 1-16149

CERIDIAN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1981625 (IRS Employer Identification No.)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425
(Address of principal executive offices)

Telephone No.: (952) 853-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common stock, par value $.01 per share	Name of each exchange on which registered: The New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No *The Registrant has not been subject to filing requirements for 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of Ceridian as of March 30, 2001 (based upon the closing sale price of Ceridian’s common stock in the when-issued trading market on that date as reported by The New York Stock Exchange), excluding outstanding shares beneficially owned by executive officers and directors of Ceridian, was $2,045,439,984.

The number of shares of Ceridian common stock outstanding as of March 30, 2001 was 145,819,709.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Stockholders of Registrant: Parts I, II and IV

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 24, 2001: Part III

PART I
Item 1. Business
Item 1A. Executive Officers of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERIDIAN CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in millions)
EXHIBIT INDEX
Amendment to Certificate of Incorporation
Amendment #1 to Distribution Agreement
Executive Employment Agreement With Ronald Turner
Executive Employment Agrmt with John Eickhoff
Executive Emploment Agreement With Tony Holcombe
Executive Employment Agreement With Gary Krow
Executive Employment Agreement With Gary Nelson
2001 Long-Term Stock Incentive Plan
Non-Statutory Stock Option Award Agreement
Non-Statutory Stock Option Award Agreement
Benefit Equalization Plan
Benefit Equalization Plan
Benefit Equalization Plan
Amendment to Employee's Benefit Protection Trust
Employee's Benefit Protection Trust Agreement
Executive Investment Plan
Executive Investment Plan
Indemnification Agreement With Directors
Credit Agreement
Amendment to Credit Agreement
Amendment to Guarantee Agreement
Amendmet #1 to Credit Agreement
Amendment #2 to Credit Agreement
3rd Amendment to Credit Agreement
Guarantee Agreement
Computation of Earnings to Fixed Charges
Select Five Year Data
Manager's Discussion & Analysis of Financial Cond.
Consolidated Financeial Statements
Supplementary Quarterly Data
Subsidiaries of Creditors
Cosent of Independent Auditors
Power of Attorney

CERIDIAN CORPORATION

PART I

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified in this report, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Cautionary Factors That Could Affect Future Results,” which is incorporated by reference into Part II, Item 7 of this report, and in the Information Statement, which is an exhibit to our Registration Statement on Form 10, as amended, under the heading “Risk Factors — Risks Related to the Spin-Off,” which is incorporated herein by reference. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

        We own or have the rights to various trademarks, trade names or service marks, including the following: the Ceridian name and logo, PowerpayTM, Signature®, Comchek®, Comdata Corporation®, Comchek eCashTM, MOTRSTM, LoadMatcherTM, CobraServ®, and LifeWorks®. The trademarks MasterCard®, Maestro®, Cirrus®, Visa®, Windows®, and Microsoft® referred to in this report are the registered trademarks of others.

Item 1.  Business

General

        Ceridian Corporation, formerly known as New Ceridian Corporation, was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

        Ceridian Corporation was formed as a result of the spin-off of the human resource services division and human resource services and Comdata subsidiaries of Arbitron Inc., formerly known as Ceridian Corporation (which entity this report refers to as “Old Ceridian” or “Ceridian’s predecessor”). On March 30, 2001, we became an independent public company when Old Ceridian distributed all of our outstanding common stock to the stockholders of Old Ceridian in a tax-free spin-off transaction (which transaction this report refers to as the “spin-off”). Despite the legal form of the spin-off, because of the relative significance of our human resource services division and human resource services and Comdata subsidiaries to Old Ceridian, we are considered the divesting entity and treated as the “accounting successor” to Old Ceridian for financial reporting purposes. As used in this report, references to “Ceridian,” the “Company,” “we,” “our” or “us” mean Ceridian Corporation, formerly known as New Ceridian Corporation, together with our consolidated subsidiaries, and include the historical operating results and activities of the businesses and operations transferred by Old Ceridian to us in the spin-off, unless the context otherwise indicates.

        We refer you to Part II, Item 7 and Item 7A of this report for additional description of our business.

Human Resource Services

        The businesses comprising our human resource services business (commonly referred to as “HRS”) offer a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. HRS’ human resource management products and services are provided in the United States, Canada and the United Kingdom.

We are in the process of integrating our businesses formerly known as Ceridian Employer Services, Ceridian Performance Partners and Ceridian Benefit Services into a combined Ceridian Employer/ Employee Services business within HRS. HRS’ revenue for the years 2000, 1999 and 1998 was as follows:

2000	1999	1998

$866.9 million	$828.1 million	$700.3 million

        Payroll processing and tax filing services accounted for about 74 percent of HRS’ 2000 revenue, with about 75 percent of 2000 payroll processing and tax filing revenue derived from the United States.

Market

        The market for human resource services covers a comprehensive range of information management and employer/employee assistance services and software. These products and services include:

•	transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits administration; and

•	management support software and services, primarily in areas such as human resource administration, regulatory compliance, employee training, work-life effectiveness and employee assistance programs.

        The market for these products and services is expected to continue to grow as organizations seek to reduce costs and improve productivity by outsourcing administrative services and further automating internal processes. According to the consulting firms IDC and Gartner-Dataquest, human resource outsourcing in the United States is expected to grow at an annual rate of between 18.9% and 25% over the next three to four years. The demand for human resource services is also expected to increase as organizations outsource human resources services to third parties to obtain assistance in adapting to the increasing scope and complexity of laws and regulations governing businesses and increasingly complicated work-life issues faced by employers and employees.

        HRS generally classifies employers in the human resource services market into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer	Typical Characteristics

Small	Fewer than 200 employees	Tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another

Medium	200 to 1,000 employees	Human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services

Large	Over 1,000 employees	Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services

        We believe, however, that with regard to any size employer, a provider of a transaction-based service, such as payroll processing or tax filing services, is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that core service, such as 401(k) and retirement plan administration, COBRA notification and employee assistance and work life services. An ability to wrap value-added services around a core service or product will, we believe, lead to revenue growth and our ability to command higher margins.

Products and Services

        HRS’ human resource management products and services include:

•	payroll processing and tax filing services;

•	payroll and human resource information systems software;

•	integrated payroll and human resource administration services, including tax deposit services and integrated human resource solutions;

•	benefits administration services;

•	qualified plan administration services;

•	work-life effectiveness and employee assistance programs; and

•	training.

        Payroll Processing and Tax Filing Services. HRS’ payroll processing for customers in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries. It does not, however, involve the handling or transmission of customer payroll funds other than with some of its smaller employer customers. HRS also supplies quarterly and annual social security, Medicare and federal, state and local income tax withholding reports required to be filed by employers and employees. HRS’ payroll tax filing services for customers in the United States consist primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns and handling related regulatory correspondence and amendments. HRS’ tax filing services are provided not only to employers who utilize its payroll processing service, but also to local and regional payroll processors. Payroll-related services are typically priced on a fee-per-item-processed basis.

        HRS’ revenue from payroll tax filing services in the United States also includes investment income earned from tax filing deposits temporarily held pending remittance to taxing authorities on behalf of its customers. HRS holds its customers’ deposits in a trust. This trust invests primarily in high quality collateralized short-term investments, money market funds, U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/ A or better. The duration of these investments is carefully managed to meet the liquidity needs of the trust. About 69 percent of HRS’ 2000 tax filing revenue was attributable to this investment income. Due to the significance of this investment income, HRS’ quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of tax filing deposits held. We will use derivative securities such as interest rate collars to manage this interest rate risk on customer deposits. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers’ year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, HRS’ revenue and profitability tend to be greater in those quarters.

        Payroll and Human Resource Information Systems Software. In the United States, HRS has two primary offerings for payroll processing: (1) its proprietary “Signature” software, which can be used alone or together with other human resource information systems (commonly referred to as “HRIS”) software; and (2) its Powerpay.com products, which include Internet-based payroll processing products.

        Signature and HRIS Software. Payroll processing using the Signature software is currently conducted at 28 district offices located throughout the United States. This payroll system allows HRS’ customers to:

•	input their own payroll data via personal computers;

•	transmit the data on-line to HRS for processing; and

•	retrieve reports and data files from HRS and print reports and, in some instances, payroll checks or direct deposit advices on site.

        Customers can also input payroll data by telephone or batch transmittal, with payroll checks and related reports prepared by HRS at one of its district processing centers. This payroll processing system also interfaces with both customer and third-party transaction processing systems to facilitate services, such as direct deposit of payroll.

        HRS provides human resource information systems software that runs in either Windows or DOS environments and serves as a “front-end” to its Signature payroll processing system, allowing its customers to utilize a common database for both payroll and HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, government compliance, compensation analysis and benefits administration. HRS also provides HRIS software for Microsoft operating environments that incorporates open, industry standard technology, is scalable, and can be utilized with an existing interface as a front-end for HRS’ payroll processing and tax filing services. HRS has versions of this software that serve as a fully integrated front-end to the Signature payroll processing system.

        HRS recently introduced a new version of its Source 500 product, an HRIS, payroll, benefits, recruiting and employee self-service solution. Because of the importance of being able to integrate HRS’ payroll processing and tax filing systems with other systems and applications utilized by HRS’ customers and potential customers, particularly third-party HRIS applications, HRS has also developed interfaces to exchange employee-related information between HRS’ payroll system and the HRIS systems of major software vendors, such as Oracle Corporation, SAP and PeopleSoft Inc.

        Powerpay.com. Powerpay.com (formerly Ceridian Small Business Solutions) provides Internet payroll processing, tax filing, unemployment compensation management and related services, primarily for small employers located in the United States. Powerpay.com’s Powerpay product is a web-based solution that allows customers to complete payroll transactions via the Internet. Powerpay also provides smaller businesses with access to services, such as new hire reporting, tax filing, direct deposit, optional benefits programs, unemployment filing and special reports services that were previously only available to larger companies. Additionally, we announced on March 19, 2001, that we had entered into a license agreement with Ultimate Software Group, Inc. to allow us to use that company’s UltiPro software as part of an on-line payroll service offering to certain of our customers.

        Benefits Administration and Qualified Plan Administration Services. HRS provides employee health and welfare benefits administration and qualified plan administration services to its customers. Employee health and welfare benefits administration services include portability (i.e., the Consolidated Omnibus Budget Reconciliation Act, or COBRA, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and state-mandated continuation coverage) compliance services and administration services for benefits provided to active employees, such as open enrollment, employee enrollment and eligibility and flexible spending account administration. HRS provides administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. HRS provides its portability services through the trade name CobraServ.

        HRS’ qualified plan administration services include 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order administration.

        Work-Life Effectiveness and Employee Assistance Programs. An additional emphasis of HRS is to provide a variety of employee assistance, work-life balance, management support and training products and services to clients of all sizes throughout the United States, Canada and the United Kingdom. The HRS business formerly known as Ceridian Performance Partners is a market leader in providing customers and their employees with a single source for fully integrated work-life effectiveness services and employee assistance programs. Services are delivered through on-line access and telephonic and face-to-face resources. Customers have the capability of using the LifeWorks ROI Calculator to help them evaluate the business impact the work-life effectiveness services and employee assistance programs have had on their organizations.

        The services and programs provided by HRS may be customized to meet an individual customer’s particular needs. HRS’ portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information on-line to comprehensive person-to-person consultation and referral services. Also included are specialized service options, such as assistance with college enrollment and aid forms, on-site evaluation of care providers and an extensive concierge service. These services address workplace effectiveness issues and seek to improve employee recruitment, retention and productivity, and seek to reduce absenteeism as well as increase the customers’ recruitment success. Master degree level consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/ child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/ supervisory and education/ schooling issues. HRS has also entered into arrangements with some service and product providers to provide additional leading edge services and expertise to its customers.

        Training. HRS’ Usertech business provides customized end-user training and support programs to organizations implementing new systems. Services provided by Usertech include classroom and computer-based training, print-based and on-line user guides and reference and marketing communications programs.

International Operations

        Approximately 19 percent of HRS’ 2000 revenue was obtained from customers outside of the United States. HRS’ international operations are primarily conducted in the United Kingdom, through Centrefile Limited, and Canada. Centrefile Limited provides payroll processing services and HRIS software in the United Kingdom. Centrefile’s services do not involve the handling or transmission of customer payroll funds.

        HRS’ Canadian operations handle payroll as well as tax filing funds for its Canadian customers. Canadian HRS operations collect payroll and payroll tax amounts from customers and remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees’ bank accounts. As a result, revenue from HRS’ payroll processing services in Canada includes investment income received from temporarily holding these amounts in trust. About 29 percent of the 2000 revenue of these Canadian businesses was attributable to this investment income. The Canadian trust invests in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset backed trusts and mortgages. HRS earns income from the trust and charges fees for services similar to those provided in the United States. We will also manage interest rate risk in Canada through the use of derivative securities such as interest rate collars.

Customers

        HRS targets employers of all sizes in diverse industries. HRS’ existing customer base covers a wide range of industries and markets. HRS’ products and services are generally provided under written license or service agreements, with contracts for repetitive services generally terminable upon relatively short notice.

        Customer retention is an important factor in the amount and predictability of revenue and profits in HRS’ businesses. In providing some of HRS’ services, particularly payroll processing and tax filing services, HRS incurs installation and conversion costs in connection with new customers that need to be recovered before the contractual relationship will provide incremental profit. The length of time it takes for a contract to become profitable depends on a number of factors such as the number of employees covered by the contract, the complexity of the services involved, the amount of customization of services required and the number of locations in which the customer’s employees are located. Generally, it takes several months of a service contract before a customer is adding incremental profit. The longer HRS is able to retain a customer, the more profitable that contract will likely be.

Sales and Marketing

        Payroll processing, tax filing and human resource management software and services are marketed in the United States through HRS’ direct sales force operating through about three dozen offices located throughout the United States. HRS has established marketing relationships with banks, accounting firms and insurance companies pursuant to which these products and services are offered to the business clients of these entities. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts, such as telemarketing, direct mail and trade shows. The other HRS businesses, including operations in the United Kingdom and Canada, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts.

        The HRS businesses utilize cooperative marketing relationships with other companies offering products or services that complement those of the HRS businesses as well as informal marketing alliances with human resource consulting firms. The HRS businesses are exploring similar cooperative arrangements with other software, insurance and human resource services providers. HRS is also seeking to further integrate and coordinate the sales and marketing efforts of its businesses and to sell a greater variety of its products and services to the customers of its various businesses.

Competition

        The human resource services industry is highly competitive. Competition comes from national, regional and local third party transaction processors, as well as from software companies, consulting firms, governments, enterprise wide providers of financial services and internally developed and operated systems and software.

        The majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported in-house, with the remainder supported by third party providers. In the United States, Automatic Data Processing, Inc. is the largest third party provider of payroll processing in terms of revenue, with us, Paychex, Inc. and ProBusiness Services, Inc. comprising the other three large, national providers in terms of revenue. ADP serves all sizes of employers, while Paychex generally focuses on small employers and ProBusiness generally focuses on large employers. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration or 401(k) processing services may contemplate expansion into outsourced payroll processing. In both the United Kingdom and Canada, we believe that our respective subsidiaries are the largest outsourced payroll processing providers in terms of revenue, in each case competing with several other national providers, including a subsidiary of ADP, and local providers. Competition in both the payroll processing and HRIS software areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

        Apart from payroll processing and tax filing services, HRS’ businesses generally compete with a variety of national and regional application software companies, training companies, consulting firms and human resource services providers. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

        Currently, we believe the principal competitive factors in the human resource services industry are:

•	customer service;

•	leadership in technology applications;

•	choice of services;

•	performance;

•	price;

•	functionality;

•	ease and flexibility of use;

•	customer support; and

•	industry standard technology architecture.

        We believe that the ability to integrate human resource management software applications with customers’ other in-house applications and the ability to provide client/server-based solutions and solutions delivered through the Internet are becoming increasingly important competitive factors. While we believe our HRS businesses will be able to compete effectively in the overall human resource services market, our ability to compete effectively will depend in large measure on our ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/server-based solutions, and provide leading-edge customer service.

Research and Development

        HRS intends to continue to invest substantial resources to extend the functionality of its proprietary payroll processing system and further develop a comprehensive and fully integrated suite of employee administrative services. For example, HRS is developing several products that are focused on the Internet. In addition, HRS expects to introduce additional enhancements to its Source 500 product.

        The table below reflects the amount of research and development expenses for HRS for the periods indicated.

	Years Ended
	December 31,

	2000	1999	1998

	(dollars in millions)

Research and development	$54.8	$52.0	$59.0

Percent of revenue	6.3%	6.3%	8.4%

Comdata

        Our Comdata subsidiary provides transaction processing and regulatory compliance services to the transportation and other industries. Comdata’s revenue from products and services for the years 2000, 1999 and 1998 was as follows, excluding revenue of $5.8 million in 1998 from Comdata’s gaming services business that was sold to First Data Corporation in exchange for its NTS transportation services business in the first quarter of 1998:

2000	1999	1998

$308.8 million	$298.9 million	$261.5 million

        Approximately 85 percent of Comdata’s revenue for 2000 was attributable to its transportation business.

Principal Markets

        The trucking segment of the transportation industry is comprised of both long haul fleets and local fleets. Private fleets predominate in the local fleet segment, but play a lesser role in the long haul fleet segment. Common carriers, which provide trucking services to companies that do not have fleets of trucks of their own, predominate in the long haul fleet segment, which is comprised of less-than-truckload and truckload components. The less-than-truckload component, which involves trucks that make multiple stops to load and unload, is characterized by large capital requirements and a relatively high degree of consolidation. The truckload component, which involves the transportation of full loads directly from shipper to final destination without going through any sorting terminals, is highly fragmented and, Comdata believes, is growing at the expense of the less-than-truckload component.

        The majority of Comdata’s trucking company customers are common carriers serving the truckload component of the long haul segment. Many of these carriers do not employ their drivers, but instead contract with individual owner-operators. These owner-operators usually settle their expenses with the common carrier after the completion of each trip. Drivers for truckload carriers often spend weeks on the road at a time, creating a number of unique conditions and business opportunities. Truckload carriers are challenged to monitor and control fuel purchases, provide driver services to aid in recruitment and improve retention, obtain necessary licenses and permits, and effectively manage the routing and logistics of the long-distance trips.

        Stored Value Systems, Inc., a wholly owned subsidiary of Comdata (which we refer to in this report as “SVS”), provides electronic private label cards that can be assigned a cash value. The market for these private label cards includes merchants, such as retailers and gas stations, who (1) use traditional paper gift certificates or gift cards, (2) give store credits in connection with the return of products, and (3) make monetary promotions. Comdata is marketing its private label cash card to these merchants, namely major retailers and gas stations, for use with their customers. Comdata’s payment services division also provides a card-based funds transfer system for use by employers and others for, among other things, expense reimbursements, payroll delivery and termination pay. Comdata markets this card-based funds transfer system to temporary staffing companies, universities, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers, including the customers of SVS.

        As in the case of our HRS business, Comdata is a money flow business that is technology oriented. There are numerous actual and potential synergies between HRS and Comdata. HRS is beginning to market Comdata’s cash or funds transfer cards to customers of its business who have a large number of employees that do not have bank accounts. For these employees, using a cash or funds transfer card accepted by a number of merchants and automated teller machines may be an attractive alternative to paying fees at local check cashing services. In addition, Comdata is beginning to market the services of our work life effectiveness services and employee assistance programs.

Services

        Comdata provides transaction processing and regulatory compliance services primarily to the transportation industry. With the acquisition of SVS and the creation of its payment services division, Comdata also provides these services to other industries, including the retail, temporary staffing and university sectors. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and is seeking to expand its service offerings to the local fleet segment. These services primarily involve the use of a proprietary funds transfer card that facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, driver relations services, local fueling services and discounted telecommunications services in its markets. Through SVS and Comdata’s payment services division, Comdata provides its specialty card products and services to customers outside of the transportation industry. Comdata operates primarily in the United States and Canada and is evaluating whether to expand its business into Mexico.

        Trucking Company Services (The Comchek Card). Comdata’s funds transfer system, most commonly initiated through the use of Comdata’s proprietary Comchek card, is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comchek card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 2000, Comdata processed approximately 73 million funds transfer transactions involving approximately $12.7 billion for the transportation industry.

        Use of the Comchek card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, the frequency with which they may be used, phone numbers which may be called and the amount of authorized use. Use of a Comchek card also enables Comdata to capture and provide transaction and trip-related information to trucking company customers (usually within 24 hours after the completion of a given trip). This information greatly enhances a customer’s ability to track and plan fuel purchases and other trip expenses and settle with drivers. Comdata also provides trucking companies with a Windows-based software application that provides trucking companies with on-line access to Comdata’s computer system for data on fuel purchases and other trip information, and facilitates pre- and post-trip planning functions. Comdata’s MOTRS (Modular Over The Road System) Web-based application enables customers to go on-line for local dial-up access, interactive reporting capabilities, the latest diesel fuel prices and related information from their desktop.

        Use of a Comchek card typically generates a Comchek draft, which is payable through a Comdata bank account. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer or check, typically within six days, although Comdata may bill trucking companies in advance for all funds transfers authorized for any purpose in connection with a particular trip. Risks associated with fraudulent or unauthorized transactions are allocated between Comdata and its customers based upon which party may be at fault under a specific circumstance and based upon which party is in the better position to control or eliminate these types of transactions. Comdata believes that historically the number of fraudulent or unauthorized transactions has been de minimis compared to the aggregate dollar amount of funds Comdata has transferred annually. Comdata is licensed by 37 states as a seller of checks or money transmitter and, pursuant to these licenses, undergoes annual audits by several states with respect to the integrity of its funds transfer methods and procedures.

        Approximately 14 percent of Comdata’s funds transfer revenue is derived from transactions that do not involve the Comchek card. When a truck driver makes a request at a truck stop for a funds transfer, Comdata verifies that the driver’s company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and issues a Comchek draft. Comdata also provides information gathering and processing services in connection with fueling transactions that Comdata does not fund, but instead are billed directly by the truck stop to the trucking company. Fees for these “direct bill” transactions are substantially lower. Comdata also provides fuel price tracking reports and management within a network of truck stops, including cost/plus fuel purchase programs.

        Comdata’s regulatory compliance division determines the permits needed for a designated trip, truck and load, purchases those permits on behalf of the customer and delivers them by facsimile machine to a truck stop where they can be picked up by the driver. Comdata also provides regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Vehicle escort services for oversized loads are also provided.

        Comdata’s LoadMatcher offers a computerized shipment interchange system to help trucking companies find loads for their return trips and reduce empty backhauls. By making specific shipment information available to customers on a subscription basis, available shipments can be matched with available cargo space on a nationwide basis. Comdata generates and delivers invoices on behalf of trucking companies to their customers, and also purchases trucking company freight bills in addition to providing necessary invoicing.

        Truck Stop Services. Comdata maintains a nationwide electronic data network with 24-hour independent truck stop service centers that utilize point-of-sale devices and other computer equipment to facilitate communication with Comdata’s database and operations centers. The service centers act as Comdata’s agents pursuant to a service center agreement, and typically also offer the funds transfer services of other companies.

        Comdata’s merchant services division provides fueling centers with PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk, systems which enable customers to transact card-based fuel purchases at the fuel pump, UPC scanning devices and truck stop management software. These systems accept many types of fuel purchase cards currently used by drivers.

        Driver Relations Services. In order to assist trucking company customers in attracting and retaining drivers, Comdata makes available to trucking company employees and independent drivers HRS’ employee assistance and work-life services and electronic mail services through kiosks placed in truck stops.

        Local Fueling. Comdata is a provider of fuel management and payment systems for local transportation fleets. Comdata provides local fleet operators with Comchek MasterCard fleet cards that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comchek card.

        Payment Services and Comchek eCash. SVS provides, among other services, debit cards to major retailers that are used as gift cards, gift certificates, credits for returned product and retail promotions. SVS believes that its cards provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize. Cards and other services available through SVS are also believed to have benefits in e-commerce, facilitating transactions between on-line merchants and their customers.

        Building upon its transaction processing and funds transfer capabilities, Comdata established its payment services division in 1999 for the purpose of extending Comdata’s products and services to customers outside the transportation industry. Comchek eCash, marketed through the payment services division, is a card-based service allowing employers, universities or others to post or load payment of wages and other payments, such as expense reimbursements, to Comchek cards issued to employees, students and other recipients. Cardholders, in turn, may access these funds in a number of ways, including withdrawal of cash from ATMs, point-of-sale purchases at stores or issuance of a Comdata negotiable draft. Long distance telephone service is also available through the card.

Sales and Marketing

        Comdata markets its services to the transportation industry through a direct sales force operating in various cities throughout the United States, and through a centralized tele-sales operation. Comdata provides services to over 21,000 trucking fleet companies covering over 400,000 drivers, 8,000 truck stop and service centers and 420 terminal fueling locations. Contracts with trucking companies generally range from one to three years in duration, while contracts with service centers are typically one or two years in duration.

        Through SVS, Comdata markets its private label cash cards and ancillary services through a direct sales force operating in Louisville, Kentucky. Comdata has contracts with approximately 60 retailers and oil companies to provide private label cash cards and ancillary services. These contracts are generally three years in duration.

        Comdata emphasizes the selling of a greater variety of its products and services to its existing customers and customers of HRS’ businesses.

Competition

        The principal competitive factors relevant to funds transfers are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card companies, such as Visa, MasterCard, American Express and Discover, are significant competitors of Comdata in that they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services, including T-Chek, Multi-Service Corporation and Viastar Services Corporation. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Some of Comdata’s competitors, including TCH, LLC, an affiliate of Flying J, Inc., also operate or franchise nationwide truck stop chains. In addition, Comdata competes with service centers, such as truck stops, that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

        While the majority of regulatory services continue to be performed in-house, at least one other nationwide company, Xerofax, and several regional companies, including The Permit Company, provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received. In addition, Comdata believes that technological advances, such as the Internet, will impact the way regulatory services are defined. These advances may give rise to new competitors or change the way this service is offered.

        Comdata believes that one of its competitive weaknesses is that its information technology infrastructure is, in many instances, a mainframe based, legacy system built over many years. This legacy system makes innovation cumbersome and comparatively expensive. Many of Comdata’s competitors are either “web-born” or “web-enabled” and, thus, able to take better advantage of transaction and information delivery available through the Internet and information technology systems architectures which are more open than that of Comdata’s. Another one of Comdata’s competitive weaknesses is that unlike competitors with a brand relationship with a credit card association, such as Visa and MasterCard, Comdata’s proprietary Comchek card does not possess ubiquitous acceptance. Finally, some of Comdata’s competitors possess greater financial and other resources than Comdata.

        Comdata believes that its competitive strengths include its:

•	ability to provide services to trucking companies and drivers at a large number of locations in the continental United States and Canada;

•	ability to offer a variety of services, frequently tailored to an individual customer’s needs;

•	proprietary databases regarding funds transfers and fuel purchases;

•	long-term relationships in the transportation industry;

•	high quality of customer service; and

•	product design innovation.

        SVS and Comdata’s payment services division compete with a number of national companies in providing private label cards, including American Express, Visa and ValueLink, an affiliate of First Data Corporation. SVS and Comdata’s payment services division compete on the bases of price, systems and technology. Comdata believes that one of the competitive weaknesses of SVS and its payment services division is that most of their competitors have established relationships with many of the potential customers of SVS and Comdata’s payment services division because these competitors provide additional and unrelated products and services to these customers, such as credit card processing and check authorization services. By providing these other services which SVS and Comdata’s payment services division do not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships. Another competitive weakness of SVS and Comdata’s payment services division is that their competitors have greater financial, sales and marketing resources and better brand name recognition than SVS and Comdata’s payment services division.

        Comdata believes the competitive strengths of SVS and Comdata’s payment services division are:

•	leading edge information and communications systems which provide real-time connectivity with retailers’ existing platforms; and

•	experience in transaction processing and related services providing for reduced time of implementation of cash card solutions.

Network and Data Processing Operations

        Comdata’s principal communications center for its funds transfer business is located near its headquarters in Brentwood, Tennessee, with a secondary center located in suburban Dallas, Texas. MCI WorldCom Network Services, Inc. is the primary supplier of telecommunications services to Comdata pursuant to an agreement that continues until August 2001. Substantially all of Comdata’s internal data processing functions, including its payment processing systems, are conducted in a facility located near Nashville, Tennessee.

Regulation

        Many states require persons engaged in the business of selling or issuing payment instruments, such as the Comchek draft, or in the business of transmitting funds to obtain a license from the appropriate state agency. In some states, Comdata is required to post bonds or other collateral to secure its obligations to its customers in those states. Comdata believes that it is currently in compliance in all material respects with the regulatory requirements applicable to its business. The failure to comply with the requirements of any particular state could significantly harm Comdata’s business in that state.

Research and Development

        Comdata’s research and development activities principally include applications development to enhance existing products and services. For example, Comdata has recently migrated from a VISA platform to a MasterCard platform to provide local fueling customers with its new Comchek MasterCard fleet card product. This platform migration required Comdata to enhance its systems to support this new platform. Comdata anticipates a continuing need to develop applications to enhance its existing products and services to meet the needs of its customers. Further, Comdata expects to develop applications to bring additional features to its products and services, thus enhancing their use in new segments and industries.

        The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended
	December 31,

	2000	1999	1998

	(dollars in millions)

Research and development	$8.0	$8.6	$7.1

Percent of revenue	2.6%	2.9%	2.7%

Additional Financial Information About Segments

        We refer you to Note D, Segment Data, to our consolidated financial statements for additional financial information about our business segments. This information is incorporated by reference into this section and may be found in Part II, Item 8 of this report.

Other Investments and Divestitures

        In addition to the spin-off transaction described previously under the heading “General,” we refer you to Note F, Investing Activity, to our consolidated financial statements for further information on our investing and divesting activities. This information is incorporated by reference into this section and may be found in Part II, Item 8 of this report.

Intellectual Property

        We own or license a number of trademarks, tradenames, copyrights, service marks, trade secrets and other intellectual property rights that relate to HRS’ and Comdata’s products and services, including several mentioned in this report. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our HRS and Comdata businesses, we believe that none of our businesses is materially dependent upon any particular trademark, tradename, copyright, service mark, license or other intellectual property right. We believe, however, that the “Ceridian” name, marks and logos are of material importance to us.

        We have entered into confidentiality agreements with most of our employees and consultants of our HRS and Comdata businesses. In addition, we have entered into license agreements with customers of our HRS and Comdata businesses, which agreements impose restrictions on these customers’ use of HRS’ and Comdata’s proprietary software and other intellectual property rights.

Employees

        As of March 31, 2001, our HRS and Comdata businesses employed approximately 9,600 people on a full- or part-time basis, including 7,100 full-time and 700 part-time employees of HRS and 1,600 full-time and 200 part-time employees of Comdata. None of our employees is covered by a collective bargaining agreement.

Backlog

        Although our businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of our customer contracts used by our businesses are terminable by our customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, the period between the time a customer agrees to use one of our services and the time the service begins is generally relatively short. For these reasons, we do not believe that meaningful backlog information can be provided for our businesses.

Item 1A.  Executive Officers of the Registrant

        The following provides information on our executive officers as of March 31, 2001:

Name (Age)	Position

Ronald L. Turner (54)	Chairman, President and Chief Executive Officer

John R. Eickhoff (60)	Executive Vice President and Chief Financial Officer

Loren D. Gross (55)	Vice President and Corporate Controller

Tony G. Holcombe (45)	Executive Vice President, and President of Ceridian Employer/ Employee Services

Shirley J. Hughes (55)	Senior Vice President of Human Resources

Gary A. Krow (46)	Executive Vice President, and President of Comdata

Gary M. Nelson (49)	Vice President, General Counsel and Secretary

        Our executive officers are elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. There are no immediate family relationships between or among any of our executive officers.

        Ronald L. Turner has been our Chairman, President and Chief Executive Officer since our inception in August 2000. Mr. Turner served in the following capacities with Ceridian’s predecessor: Director from July 1998 to March 2001; Chairman from May 2000 to March 2001; Chief Executive Officer from January 2000 to March 2001; President from April 1998 to March 2001; Chief Operating Officer from April 1998 to January 2000; Executive Vice President of Operations from March 1997 to April 1998; and Executive Vice President and President and Chief Executive Officer of its former Computing Devices International division from January 1996 to March 1997. Mr. Turner is a director of FLIR Systems, Inc. and BTG, Inc. Mr. Turner has been a director of Ceridian since its inception.

        John R. Eickhoff has been our Executive Vice President and Chief Financial Officer since our inception in August 2000. Mr. Eickhoff served in the following capacities with Ceridian’s predecessor: Executive Vice President and Chief Financial Officer from January 25, 2000 to March 2001; Executive Vice President of Strategic Development from January 3, 2000 to January 25, 2000; and Executive Vice President and Chief Financial Officer from May 1995 to January 2000.

        Loren D. Gross has been our Vice President and Corporate Controller since our inception in August 2000. Mr. Gross served as Vice President and Corporate Controller of Ceridian’s predecessor from July 1993 to March 2001.

        Tony G. Holcombe has been our Executive Vice President since our inception in August 2000, and President of Ceridian Employer/ Employee Services since March 2001. Mr. Holcombe served in the following capacities with Ceridian’s predecessor: Executive Vice President from November 1999 to March 2001; President of Ceridian Employer/ Employee Services from July 2000 to March 2001; President of Ceridian Employer Services from November 1999 to July 2000; and Vice President and President of Comdata from May 1997 to November 1999. Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc., which provides transaction processing services and customized processing solutions, from October 1994 to March 1997.

        Shirley J. Hughes has been our Senior Vice President of Human Resources since our inception in August 2000. Ms. Hughes served in the following capacities with Ceridian’s predecessor: Senior Vice President of Human Resources from June 1998 to March 2001. Ms. Hughes was Vice President of Human Resources of Mercy Health Services, a non-profit integrated health care delivery system, from October 1994 to June 1998.

        Gary A. Krow has been our Executive Vice President since our inception in August 2000 and President of Comdata since November 1999. Mr. Krow served as Executive Vice President of Ceridian’s predecessor from November 1999 to March 2001. Mr. Krow was Executive Vice President and Chief Operating Officer of Comdata from January 1999 until November 1999; Executive Vice President, Transportation Services, of Comdata from January 1997 until December 1998; and Senior Vice President and General Manager, Trendar of Comdata from March 1995 until January 1997.

        Gary M. Nelson has been our Vice President, General Counsel and Secretary since our inception in August 2000. Mr. Nelson served in the following capacities with Ceridian’s predecessor: Vice President and General Counsel from July 1997 to March 2001; and Secretary from October 1998 to March 2001. From 1983 to July 1997, Mr. Nelson was a partner in the Oppenheimer Wolff & Donnelly LLP law firm.

Item 2.  Properties

        Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of March 31, 2001, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Nashville, Tennessee; Dallas, Texas; Boston, Massachusetts; St. Petersburg, Florida; Philadelphia, Pennsylvania; Manitoba, Ontario, and Quebec, Canada; and London, England.

        The following table summarizes the usage and location of our facilities as of March 31, 2001:

Facilities

(in thousands of square feet)

	U.S.	Non-U.S.	Total

Type of Property Interest

Owned	393	—	393

Leased	1,932	333	2,265

Total	2,325	333	2,658

Property Interest by Segment

Human Resource Services	1,515	320	1,835

Comdata	434	13	447

Corporate	376	—	376

Total	2,325	333	2,658

Utilization of Property

Office, Computer Center & Other	2,115	317	2,432

Leased or Subleased to Others	210	16	226

Total	2,325	333	2,658

        In November 2000, Ceridian’s predecessor sold and leased back its 207,000 square feet Minneapolis headquarters complex in Minneapolis, Minnesota, raising cash of $41 million. We currently lease this facility, which is the location of our corporate headquarters.

        We conduct a substantial portion of our operations in leased facilities. Most of these leases contain renewal options and require payment for taxes, insurance and maintenance. Space subject to assigned leases is not included in the table above, and we remain secondary liable under all of those leases. As of March 31, 2001, the assigned leases consisted of 306,419 square feet of space and future rental obligations totaling $3.7 million. We do not anticipate any material non-performance by the assignees of those leases.

        None of our owned facilities is subject to any major encumbrances. We believe that our facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

Item 3.  Legal Proceedings

        We refer you to Note K, Legal Matters, to our consolidated financial statements for information regarding legal proceedings involving Ceridian and our subsidiaries. This information is incorporated by reference into this item and may be found in Part II, Item 8 of the report.

Item 4.  Submission of Matters to a Vote of Security Holders

        Old Ceridian as our sole stockholder approved a number of matters in connection with the spin-off during the quarter ended December 31, 2000, including the filing of our registration statement on Form 10 with the Securities and Exchange Commission, the filing of our application to list our common stock on The New York Stock Exchange, most of our employee benefit plans and other matters.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

        Our common stock is listed and trades on The New York Stock Exchange under the symbol “CEN.” Our common stock did not trade during the year ended December 31, 2000.

        The approximate number of holders of record of our common stock on March 30, 2001 was 12,400. We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors presently intends to retain all earnings for use in the business for the foreseeable future.

        We did not issue any unregistered securities during the quarter ended December 31, 2000, except for the issuance of 1,000 shares of our common stock to Old Ceridian in connection with our incorporation. In March 2001, we issued 145,818,709 unregistered shares of our common stock to Old Ceridian in connection with the transfer to us by Old Ceridian of assets and liabilities representing the HRS business and all of the outstanding capital stock of the HRS and Comdata subsidiaries. No underwriting commissions or discounts were paid with respect to these sales of unregistered securities. The issuance of the shares of our common stock to Old Ceridian were made in reliance on Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933. The 145,819,709 shares that were issued to Old Ceridian were then transferred on March 30, 2001 to Old Ceridian’s stockholders in connection with the spin-off. The issuance of the shares of our common stock to Old Ceridian’s stockholders in connection with the spin-off was made in reliance on the position of the Division of Corporation Finance Staff set forth in Staff Legal Bulletin No. 4 dated September 16, 1997.

Item 6.  Selected Financial Data

        We refer you to the section entitled “Selected Five-Year Data” on the inside front cover of our 2000 Annual Report to Stockholders, which is incorporated into this item by reference and attached to this report as Exhibit 13.01, for information on selected financial data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

        We refer you to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 18 of our 2000 Annual Report to Stockholders, which is incorporated into this item by reference and attached to this report as Exhibit 13.02.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        We refer you to the section entitled “Quantitative and Qualitative Disclosures About Market Risk” on page 14 of our 2000 Annual Report to Stockholders within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated into this item by reference and attached to this report as Exhibit 13.02.

Item 8.  Financial Statements and Supplementary Data

        Our consolidated financial statements described in Item 14(a)1 of this report are incorporated into this item by reference and attached to this report as Exhibit 13.03. We refer you to the section entitled “Supplementary Quarterly Data (Unaudited)” on page 41 of our 2000 Annual Report to Stockholders, which is incorporated into this item by reference and attached to this report as Exhibit 13.04, for additional supplementary financial information.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

        We refer you to our Proxy Statement for our 2001 Annual Meeting of Stockholders and the heading “Election of Directors” for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

        We refer you to our Proxy Statement for our 2001 Annual Meeting of Stockholders and the heading “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

        Information regarding our executive officers is found in Item 1A of this report under the heading “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

        We refer you to our Proxy Statement for our 2001 Annual Meeting of Stockholders and the headings “Director Compensation,” “Report of Compensation and Human Resources Committee,” “Stock Price Performance Graph,” “Executive Compensation,” and “Executive Employment Agreements and Change of Control Arrangements.” This information is incorporated by reference into this item of the report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        We refer you to our Proxy Statement for our 2001 Annual Meeting of Stockholders and the headings “Share Ownership Information.” This information is incorporated by reference into this item of the report.

Item 13.  Certain Relationships and Related Transactions

        We refer you to our Proxy Statement for our 2001 Annual Meeting of Stockholders and the heading “Director Compensation” and the discussion of a consulting agreement with a former director. This information is incorporated by reference into this item of the report.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.  Financial Statements of Registrant

        We refer you to the following financial statements and reports included in our 2000 Annual Report to Stockholders, which are attached to this report as Exhibit 13.03 (with the corresponding page numbers in the 2000 Annual Report to Stockholders):

(a)2.  Financial Statement Schedules of Registrant

        We refer you to Financial Statement Schedule II — “Ceridian Corporation and Subsidiaries Valuation and Qualifying Accounts,” together with the Independent Auditors’ report on this schedule, that are found on pages S-1 and S-2 of this report.

(a)3.  Exhibits

        The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit	Description

3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
3.02	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.03	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.01	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.02	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001 (exhibits and schedules omitted).
10.03	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.04	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.3 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.05	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.4 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.06	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.5 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.07*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated March 30, 2001.
10.08*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated March 30, 2001.
10.09*	Executive Employment Agreement between Ceridian Corporation and Tony G. Holcombe, dated March 30, 2001.
10.10*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated March 30, 2001.
10.11*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated March 30, 2001.
10.12*	Ceridian Corporation 2001 Long-Term Stock Incentive Plan.
10.13*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the 2001 Long-Term Stock Incentive Plan).

Exhibit	Description

10.14*	Ceridian Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.15*	Ceridian Corporation 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.8 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.16*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the 2001 Director Performance Incentive Plan).
10.17*	Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.18*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.19*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.20*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.21*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.22*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.
10.23*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.24*	Ceridian Corporation Executive Investment Plan (incorporated by reference to Exhibit 10.17 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1969)).
10.25*	Ceridian Corporation Executive Investment Plan, First Declaration of Amendment.
10.26*	Ceridian Corporation Executive Investment Plan, Second Declaration of Amendment.
10.27*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.28	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/ C issuer, Other Lenders thereto (exhibits and schedules omitted).
10.29	Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion Bank and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.26 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).
10.30	Amending Agreement to Credit Agreement, dated as of March 27, 2001, between The Toronto-Dominion Bank and Ceridian Canada Ltd.
10.31	Guarantee Agreement, dated as of January 30, 1998, between Arbitron Inc. (formerly known as Ceridian Corporation) and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.27 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.32	Amendment to Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and The Toronto-Dominion Bank.

Exhibit	Description

10.33	Credit Agreement, dated as of March 2, 1998, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.34	Amendment Number 1 to Credit Agreement, dated as of August 30, 1999, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.35	Amendment Number 2 to Credit Agreement, dated as of July 5, 2000, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.36	Third Amendment to Credit Agreement, dated as of March 27, 2001, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.37	Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and Canadian Imperial Bank of Commerce.
12.01	Computation of Earnings to Fixed Charges.
13.01	Selected Five-Year Data (inside front cover of Ceridian’s 2000 Annual Report to Stockholders).
13.02	Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 8 through 18 of Ceridian’s 2000 Annual Report to Stockholders).
13.03	Consolidated Financial Statements of Ceridian Corporation (pages 19 through 40 of Ceridian’s 2000 Annual Report to Stockholders).
13.04	Supplementary Quarterly Data (Unaudited) (page 41 of Ceridian’s 2000 Annual Report to Stockholders).
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors — KPMG LLP.
24.01	Power of Attorney.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        We will provide you with copies of any of the exhibits listed above, upon request and payment of its reasonable expenses in furnishing such exhibits. We will also provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed.

(b)  Reports on Form 8-K

        We were not subject to the reporting requirements under the Securities Exchange Act of 1934 and, therefore, did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2001.

CERIDIAN CORPORATION

By	/s/ Ronald L. Turner

Ronald L. Turner
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 2001.

/s/ Ronald L. Turner	/s/ John R. Eickhoff

Ronald L. Turner Chairman, President and Chief Executive Officer (Principal Executive Officer)	John R. Eickhoff Executive Vice President Financial Officer (Principal Financial Officer)

/s/ Loren D. Gross Loren D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Bruce R. Bond	/s/ William J. Cadogan

Bruce R. Bond, Director	William J. Cadogan, Director

/s/ Nicholas D. Chabraja	/s/ Robert H. Ewald

Nicholas D. Chabraja, Director	Robert H. Ewald, Director

/s/ Ronald T. LeMay	/s/ George R. Lewis

Ronald T. LeMay, Director	George R. Lewis, Director

/s/ Carole J. Uhrich	/s/ Paul S. Walsh

Carole J. Uhrich, Director	Paul S. Walsh, Director

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

	Year Ended December 31,
	2000	1999	1998
Allowance for Doubtful Accounts Receivable

Balance at beginning of year	$17.5	$19.7	$9.2
Additions charged to costs and expenses	14.8	16.8	14.3
Write-offs and other adjustments (1)	(14.9)	(19.0)	(3.8)
Balance at end of year	$17.4	$17.5	$19.7

(1)  Other adjustments include the effect of acquisitions and dispositions of businesses.

S-1

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS

CERIDIAN CORPORATION:

        Under date of January 24, 2001, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2000, as contained in Ceridian’s 2000 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14.(a)2.). This financial statement schedule is the responsibility of Ceridian’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

January 24, 2001

S-2

CERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit	Description

3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.02	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.03*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).
10.01*	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (exhibits and schedules omitted).
10.02	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001.
10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.04*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.05*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.06*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.07	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated March 30, 2001.
10.08	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated March 30, 2001.
10.09	Executive Employment Agreement between Ceridian Corporation and Tony G. Holcombe, dated March 30, 2001.
10.10	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated March 30, 2001.
10.11	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated March 30, 2001.
10.12	Ceridian Corporation 2001 Long-Term Stock Incentive Plan.
10.13	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the 2001 Long-Term Stock Incentive Plan).
10.14*	Ceridian Corporation Employee Stock Purchase Plan.
10.15*	Ceridian Corporation 2001 Director Performance Incentive Plan.
10.16	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the 2001 Director Performance Incentive Plan).
10.17*	Ceridian Corporation Benefit Equalization Plan, as amended.
10.18	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.19	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.20	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.21*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.

Exhibit	Description

10.22	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.
10.23	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.24*	Ceridian Corporation Executive Investment Plan.
10.25	Ceridian Corporation Executive Investment Plan, First Declaration of Amendment.
10.26	Ceridian Corporation Executive Investment Plan, Second Declaration of Amendment.
10.27	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.28	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/ C issuer, Other Lenders thereto.
10.29*	Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion Bank and Ceridian Canada Ltd.
10.30	Amending Agreement to Credit Agreement, dated as of March 27, 2001, between The Toronto-Dominion Bank and Ceridian Canada Ltd.
10.31*	Guarantee Agreement, dated as of January 30, 1998, between Arbitron Inc. (formerly known as Ceridian Corporation) and The Toronto-Dominion Bank.
10.32	Amendment to Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and The Toronto-Dominion Bank.
10.33*	Credit Agreement, dated as of March 2, 1998, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.34	Amendment Number 1 to Credit Agreement, dated as of August 30, 1999, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.35	Amendment Number 2 to Credit Agreement, dated as of July 5, 2000, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.36	Third Amendment to Credit Agreement, dated as of March 27, 2001, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.37	Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and Canadian Imperial Bank of Commerce.
12.01	Computation of Earnings to Fixed Charges.
13.01	Selected Five-Year Data (inside front cover of Ceridian’s 2000 Annual Report to Stockholders).
13.02	Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 8 through 18 of Ceridian’s 2000 Annual Report to Stockholders).
13.03	Consolidated Financial Statements of Ceridian Corporation (pages 19 through 40 of Ceridian’s 2000 Annual Report to Stockholders).
13.04	Supplementary Quarterly Data (Unaudited) (page 41 of Ceridian’s 2000 Annual Report to Stockholders).
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors — KPMG LLP.
24.01	Power of Attorney.

*	Incorporated by Reference.

2