Form 10-Q
period 2001-03-31
CERIDIAN CORP /DE/
filed 2001-05-15
CIK 1124887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For transition period from           to

Commission file number: 1-15168

Ceridian Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1981625 (IRS Employer Identification No.)

3311 East Old Shakopee Road, Minneapolis, Minnesota (Address of principal executive offices)	55425 (Zip Code)

Registrant’s telephone number, including area code: (952) 853-8100

Former name, former address and former fiscal year if changed from last report: Not Applicable

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    NO  *  The Registrant has not been subject to filing requirements for 90 days.

      The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2001, was 145,859,266.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

Part I.  Financial Information

Pages

Item 1. Financial Statements

Consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000	3

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	4

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

      Ceridian Corporation (“Ceridian” or the “Company”) was formed as a result of the spin-off of the human resource services division and human resource services and Comdata subsidiaries of a predecessor entity. On March 30, 2001, Ceridian became an independent public company when its predecessor distributed all of Ceridian’s outstanding common stock to the predecessor’s stockholders in a tax free spin-off transaction (the “spin-off”). Despite the legal form of the spin-off, because of the significance of the human resource services and Comdata business to its predecessor, Ceridian is considered the divesting entity in the spin-off and is treated as the “accounting successor” to the predecessor entity (now called Arbitron Inc.) and will report financial information about its continuing operations as well as the financial history of the Arbitron media information business prior to the reverse spin-off as “discontinued operations.” For further information, see the note to the consolidated financial statements entitled “Reverse Spin-Off Transaction.”

      In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company’s financial position as of March 31, 2001, and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

      The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Pages

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K	20

Signature	21

PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements

CERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Periods Ended
	March 31,
	Three Months

	2001	2000

	(Dollars in millions, except
	per share data)

Revenue	$309.6	$309.6
Costs and Expenses

Cost of revenue	145.7	148.3

Selling, general and administrative	112.9	95.3

Research and development	15.9	15.1

Other expense (income)	(2.4)	31.1

Total costs and expenses	272.1	289.8

Earnings before interest and taxes	37.5	19.8

Interest income	1.8	1.0

Interest expense	(9.0)	(9.9)

Earnings before income taxes	30.3	10.9

Income tax provision	12.4	4.4

Earnings from continuing operations	17.9	6.5
Discontinued operations

Reduction of loss from disposition	5.2	—

Earnings from operations	—	14.4

Net earnings	$23.1	$20.9

Basic earnings per share

Continuing operations	$0.12	$0.04

Net earnings	$0.16	$0.14
Diluted earnings per share

Continuing operations	$0.12	$0.04

Net earnings	$0.16	$0.14
Shares used in calculations (in 000’s)

Weighted average shares (basic)	145,790	144,787

Dilutive securities	766	738

Weighted average shares (diluted)	146,556	145,525

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2001	2000

	(Dollars in millions)
ASSETS

Cash and equivalents	$73.2	$118.5

Short-term investments	24.8	40.1

Trade receivables, less allowance of $17.6 and $17.4	423.5	438.3

Other receivables	25.4	22.6

Current portion of deferred income taxes	38.4	41.8

Net assets of discontinued operations	—	28.2

Other current assets	28.6	25.9

Total current assets	613.9	715.4

Property, plant and equipment, net	163.3	160.4

Goodwill, net	888.3	897.9

Other intangible assets, net	125.1	128.4

Software and development costs, net	75.1	57.0

Prepaid pension cost	128.3	128.1

Other noncurrent assets	15.8	0.8

Total assets before funds held for clients	2,009.8	2,088.0

Payroll and tax filing client funds	3,513.5	2,945.0

Total assets	$5,523.3	$5,033.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt and current portion of long-term obligations	$0.3	$0.3

Accounts payable	27.7	31.7

Drafts and customer funds payable	186.0	172.1

Customer advances	13.8	14.5

Deferred income	37.6	38.5

Accrued taxes	73.8	76.0

Employee compensation and benefits	45.3	65.8

Other accrued expenses	54.0	46.7

Total current liabilities	438.5	445.6

Long-term obligations, less current portion	251.4	500.3

Deferred income taxes	70.4	67.7

Employee benefit plans	76.1	75.7

Other noncurrent liabilities	34.7	62.5

Total liabilities before client fund obligations	871.1	1,151.8

Client fund obligations	3,513.5	2,945.0

Total liabilities	4,384.6	4,096.8

Stockholders’ equity	1,138.7	936.2

Total liabilities and stockholders’ equity	$5,523.3	$5,033.0

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Periods Ended
	March 31,
	Three Months

	2001	2000

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$23.1	$20.9

Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:

Earnings from discontinued operations	(5.2)	(14.4)

Deferred income tax provision	10.8	9.8

Depreciation and amortization	22.2	21.0

Gains on marketable and derivative securities	(14.9)	—

Asset write-downs	6.1	18.3

Other	3.3	0.8

Net change in working capital items:

Trade and other receivables	11.4	(22.5)

Accounts payable	0.2	2.9

Drafts and customer funds payable	9.7	28.2

Employee compensation and benefits	(20.6)	(16.5)

Accrued taxes	(2.3)	(3.1)

Other current assets and liabilities	(8.8)	4.2

Cash provided by operating activities of discontinued operations	(0.8)	21.2

Net cash provided by operating activities	34.2	70.8

CASH FLOWS FROM INVESTING ACTIVITIES

Expended for property, plant and equipment	(12.0)	(18.9)

Expended for software and development costs	(23.6)	(5.1)

Expended for investments in and advances to businesses, less cash acquired	(5.5)	—

Proceeds from sales of businesses and assets	13.5	1.9

Cash used for investing activities of discontinued operations	(1.2)	(0.7)

Net cash provided by (used for) investing activities	(28.8)	(22.8)

CASH FLOWS FROM FINANCING ACTIVITIES

Revolving credit and overdrafts, net	180.0	(2.1)

Repayment of other debt	(456.6)	(20.0)

Exercise of stock options and other	0.9	1.7

Cash provided by financing activities of discontinued operations	225.0	—

Net cash provided by (used for) financing activities	(50.7)	(20.4)

NET CASH PROVIDED (USED)	(45.3)	27.6

Cash and equivalents at beginning of period	118.5	58.5

Cash and equivalents at end of period	$73.2	$86.1

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Dollars in millions, except per share data)
(Unaudited)

Reverse Spin-Off Transaction

      On March 30, 2001, all of the outstanding shares of common stock of New Ceridian Corporation were distributed to the stockholders of the entity formerly called Ceridian Corporation (“Old Ceridian”) in a tax-free reverse spin-off transaction (the “spin-off”). New Ceridian Corporation comprises the human resource services division and subsidiaries (“HRS”) and Comdata subsidiaries of Old Ceridian. As part of the spin-off, Old Ceridian was renamed Arbitron Inc., and New Ceridian Corporation was renamed Ceridian Corporation. Despite the legal form of the spin-off, because of the relative significance of HRS and Comdata to Old Ceridian prior to the spin-off, Ceridian is treated as the accounting successor and Arbitron media information business is treated as the spun-off discontinued operation in the financial statements of Ceridian. As used in this report, references to “Ceridian” or the “Company” mean Ceridian Corporation, formerly known as New Ceridian Corporation, together with its consolidated subsidiaries, and include its post-spin financial results as well as the historical financial results of the businesses that constituted Old Ceridian prior to the spin-off.

      The spin-off required new financing arrangements for the Company. Under the terms of agreements related to the spin-off, Arbitron furnished $225.0 from its own borrowings toward the retirement of Old Ceridian’s debt outstanding immediately prior to the spin-off. The $225.0 Arbitron payment, borrowings of $235.0 under the Company’s January 2001 domestic revolving credit facility and existing cash balances were used to retire the $430.0 of Old Ceridian’s senior notes and the $50.0 balance under Old Ceridian’s U.S. revolving credit facility and pay $26.5 under a “make-whole” provision of the senior notes agreement that relates to early retirement of the notes and $1.0 in deferred origination fees in connection with the January 2001 revolving credit facility. The $225.0 payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.9 at the time of the spin-off, which increased the Company’s retained earnings in that amount when the spin-off took place. Additionally, the par value of the Company’s common stock was established as $.01 per share, compared to a par value of $.50 per share for Old Ceridian common stock, and no treasury common stock was distributed to the Company, resulting in a reduction of additional paid-in capital of $262.2. Further details on financing and equity transactions are presented in the note to the consolidated financial statements entitled “Financing.”

      Earnings from discontinued operations of Arbitron after July 18, 2000 and until the date of the spin-off are first applied to the reduction of the spin-off charges of $39.4, net of income taxes. At December 31, 2000, the net amount of spin-off charges was reduced to a loss of $6.9 by applying an estimated $32.5 expected to be earned by the discontinued operations prior to the spin-off. The actual earnings of discontinued operations after July 18, 2000 exceeded the December 31, 2000 estimate by $5.2, which reduced the loss from disposition from $6.9 to $1.7.

Payroll and Tax Filing Client Funds

      In connection with its HRS payroll and tax filing services in the U.S. and Canada, Ceridian collects funds from clients for payment of employee compensation and taxes due, holds such funds in trust until payment is due, and remits the funds to the appropriate party. For such services, Ceridian derives revenue from fees charged and from income it receives from the investment of client funds pending their remittance to settle client obligations.

      It is the Company’s policy to hold U.S. and Canadian client fund investments separately in short-term portfolios to provide liquidity to meet client fund obligations and long-term portfolios to produce increased investment income through higher yields to maturity. The short-term portfolios contain money market securities and other cash equivalents that mature within 90 days after purchase and whose acquisition cost

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not differ materially from fair value. The long-term portfolios contain U.S. or Canadian government securities, mortgage- and asset-backed securities rated AAA, and corporate debt securities rated A3/A- or better. Due to the positive intent and ability of the Company to hold these securities until maturity and supporting historical experience, the long-term portfolios are classified as held-to-maturity and are measured by amortized cost. Disposition of these securities before maturity is expected to be limited to unusual circumstances such as significant deterioration of the issuer’s creditworthiness or a major business combination or disposition.

      As identified on the consolidated balance sheet, payroll and tax filing client funds and the offsetting obligations amounted to $3,513.5 at March 31, 2001 and $2,945.0 at December 31, 2000. This amount varies significantly during the year and averaged $2,227.4 and $2,170.3, respectively, for the three-month periods ended March 31, 2001 and 2000. The following table provides cost and market price information for various classifications of client fund investments.

Investments of Payroll and Tax Filing Client Funds

	March 31, 2001		December 31, 2000

	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$2,815.5	$2,815.5	$2,154.3	$2,154.3

Held-to-maturity investments:

U.S. government and agency securities	126.8	129.2	211.9	212.3

Canadian and provincial government securities	119.2	120.6	118.9	119.5

Corporate debt securities	149.6	151.4	141.6	141.5

Asset-backed securities	214.6	220.6	226.8	230.2

Mortgage-backed and other securities	87.8	89.0	91.5	91.9

Total held-to-maturity investments	698.0	710.8	790.7	795.4

Payroll and tax filing client funds	$3,513.5	$3,526.3	$2,945.0	$2,949.7

Investments of Client Funds by Maturity Date

	March 31, 2001

	Cost	Market

Due in one year or less	$2,974.6	$2,975.7

Due in one to three years	399.1	405.7

Due in three to five years	134.0	139.0

Due after five years	5.8	5.9

Total	$3,513.5	$3,526.3

Financing

      Under an agreement with a syndicate of commercial banks dated January 31, 2001, Ceridian entered into a $350.0 domestic revolving credit facility, of which $50.0 may be used for letters of credit, that expires in March 2006. The credit facility is unsecured and its pricing for both loans and letters of credit is based on Ceridian’s senior unsecured debt ratings and LIBOR. The interest rate on borrowings under this facility was 5.5% as of April 30, 2001. Under the terms of the credit facility, Ceridian’s consolidated debt must not exceed its stockholders’ equity as of the end of any fiscal quarter, and the ratio of Ceridian’s earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The credit facility also limits liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

divestitures. At March 31, 2001, the initial borrowing of $235.0 and letters of credit totaling $2.0 remained outstanding, and the Company was in compliance with all covenants contained in the credit facility.

      At the time of the spin-off, advances of $235.0 from the January 2001 credit facility, the $225.0 Arbitron payment and existing cash balances funded the required early retirement of the $430.0 of senior notes outstanding and payment of the $50.0 balance outstanding under the $250.0 domestic revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5, which included $26.5 under a “make-whole” provision of the senior notes agreement, based on the relationship of the nominal interest rate of the senior notes to a certain market rate. The establishment of the 2001 revolving credit facility resulted in the payment of $1.0 for origination costs that will be amortized over the term of the facility. In addition, the balance outstanding on the Canadian revolving credit agreements was reduced from $19.1 to $15.1 by payments of $4.0 during first quarter 2001.

Derivative Securities

      Ceridian’s risk management policy is to hedge a substantial portion of its interest rate exposure from its investment of client funds, as further described in the note to the consolidated financial statements entitled “Payroll and Tax Filing Client Funds,” viewed within the context of management’s expectation of the future economic environment. Due to liquidity requirements for client fund obligations, a large percentage of client funds are held in overnight-maturing investments that are subject to interest rate variability. This variability can be offset by purchases of longer-term instruments and by offsetting the variable rate income with floating rates on the Company’s debt obligations. The remaining interest rate risk may be managed with derivative securities.

      It is the policy of the Company to hold derivative securities only for the purpose of hedging interest rate risk and not for speculative activity. Ceridian’s hedging activities may include the use of interest rate swaps, collars, caps and floors, primarily with respect to investment of client funds or its debt obligations. These derivative securities typically function as cash flow hedges of the designated item.

      At January 1, 2001, Ceridian maintained interest rate collars for the purpose of hedging interest rate risk on invested client funds. The counterparties to these arrangements are commercial banks with debt ratings of A or better. These arrangements, which do not require collateral, require the banks to pay Ceridian the amount by which a certain index of short-term interest rates falls below a specified floor strike level. Alternatively, when that index exceeds a specified cap strike level, Ceridian is required to pay out the excess above the cap strike level. The Company is currently hedging its interest rate exposure over a period not greater than 38 months.

      Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended) became effective for Ceridian on January 1, 2001. Therefore, at that date, the Company’s interest rate collars were recorded on its balance sheet at fair value, resulting in recognition of a liability of $0.4, a credit to accumulated other comprehensive income of $0.2, an addition to deferred tax asset of $0.1 and a pre-tax charge to earnings of $0.5. As of March 31, 2001, the interest rate collars were revalued resulting in a noncurrent asset of $9.1, a credit in accumulated other comprehensive income of $4.2 and a deferred tax liability of $2.3. The impact on pre-tax earnings for first quarter 2001, including the amount recognized at adoption, amounted to a credit of $2.6, which is reported in other expense (income). The credit to accumulated other comprehensive income represents the effective portion of the collar hedges. This amount will be reclassified to earnings as cash is received or paid on collar settlements. During the next 12 months, the Company expects to reclassify $2.5 of this amount to earnings as settlements occur.

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments

	March 31,	December 31,
	2001	2000

Available For Sale

Federal Home Loan Bank Notes at amortized cost (which approximates fair value)	$22.0	$22.0

Common stock of HotJobs.com, Ltd. at estimated market value	2.8	18.1

Total short-term investments	$24.8	$40.1

      During first quarter 2001, Ceridian sold 1,020,000 shares of HotJobs.com, Ltd. Common stock for aggregate proceeds of $12.3. As of March 31, 2001, Ceridian held a balance of 560,023 registered shares of the common stock of HotJobs.com, Ltd. (159,459 of which remain in escrow until May 2001) that were received in exchange for preferred stock received in connection with the sale of Resumix, Inc. in 1998. The fair value for this investment of $5.06 per share (based on quoted market prices) as of March 31, 2001 has been recorded in short-term investments with a corresponding credit, net of deferred income taxes, to unrealized gain on marketable securities within accumulated other comprehensive income in stockholders’ equity. Gain or loss on these securities will be recognized as the securities are sold.

Investing Activity

      During the first three months of 2001, net investing inflows amounted to $13.3, which consisted of $12.3 from the sale of 1,020,000 shares of HotJobs.com, Ltd. stock and $1.0 from the July 2000 installment sale of a phone resale business for which the funds were received in January 2001.

      In March 2001, Ceridian entered into an agreement with Ultimate Software Group, Inc. in which Ceridian is granted a non-exclusive license to use Ultimate’s UltiPro software as part of a Web-enabled integrated ASP offering to middle market Ceridian customers. Ceridian made an up-front payment to Ultimate of $10.0, half of which is subject to the successful transfer of technology to Ceridian. The refundable portion is reported in other noncurrent assets and the non-refundable portion is reported in purchased software. Following the technology transfer, Ceridian will pay a monthly fee based on the number of employees paid using the Ultimate software. Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of Ultimate’s common stock.

      Also during the first three months of 2001, capital expenditures of $35.6 included $7.4 for transaction processing software and hardware as a result of a decision by Comdata to bring this activity in-house and terminate an outsourcing contract.

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

	March 31,	December 31,
	2001	2000

Common Stock
Par value — $.01 and $.50
Shares authorized — 500,000,000

Shares issued — 145,819,709 and 161,685,596	$1.5	$80.8
Shares outstanding — 145,819,709 and 145,754,381

Additional paid-in capital	860.2	1,122.7

Retained earnings	287.8	81.8

Treasury stock, at cost (none and 15,931,215 common shares)	—	(342.9)

Accumulated other comprehensive income, net of deferred income taxes:

Unrealized gain on derivative securities	4.2	—

Unrealized gain on marketable securities	1.9	11.7

Cumulative translation adjustment	(7.6)	(8.7)

Pension liability adjustment	(9.3)	(9.2)

Total stockholders’ equity	$1,138.7	$936.2

      Changes in stockholders’ equity are discussed in the note entitled “Reverse Spin-Off Transaction.”

Comprehensive Income (Loss)

	For Periods
	Ended March 31,
	Three Months

	2001	2000

Net earnings	$23.1	$20.9

Items of other comprehensive income before income taxes:

Change in foreign currency translation adjustment	1.1	3.0

Change in unrealized gain from derivative securities	6.5	—

Change in unrealized gain from marketable securities	(3.5)	—

Change in pension liability	(0.1)	—

Less unrealized gain previously reported on marketable securities sold in this period	(11.7)	—

Total other comprehensive income before income taxes	(7.7)	3.0

Income tax effect	3.1	—

Total other comprehensive income after income taxes	(4.6)	3.0

Comprehensive income	$18.5	$23.9

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Expense (Income)

	For Periods Ended
	March 31,
	Three Months

	2001	2000

Asset write-downs	$6.1	$18.3

Accrued exit costs (net of recoveries)	6.7	12.2

Gain on sale of marketable securities	(12.3)	—

Gain on derivative securities	(2.6)	—

Loss (gain) on sale of assets	(0.3)	0.1

Minority interest and equity in operations of affiliates	—	0.7

Other expense (income)	—	(0.2)

Total	$(2.4)	$31.1

Unusual Losses (Gains)

      During first quarter 2001, Ceridian recognized a gain of $12.3 from the sale of a significant portion of its holdings of HotJobs.com, Ltd. common stock, as further described in an accompanying note entitled “Investing Activity.” Also during first quarter 2001, the Company recorded accrued exit costs of $6.7, net of recoveries from first quarter 2000 charges of $3.2 and impairment losses from asset write-offs of $6.1. The first quarter 2001 accrued exit costs include a $6.6 charge for the termination by Comdata of an outsourced transaction processing contract as well as severance costs of $2.3, representing 250 employees, and excess facility costs of $1.0, related to a planned small business disposition and the consolidation of certain HRS operations in Boston, Mass. into operations in Philadelphia, Penn. First quarter 2001 accrued exit costs were reduced by the recovery of first quarter 2000 estimated HRS severance costs of $3.2 due primarily to a reduction in the scale of downsizing of the St. Louis, Missouri customer service operations. The HRS impairment losses involve the write-off of surplus furniture and equipment, a reduction of excess costs on a software development project and the write-off of goodwill related to a small business that Ceridian plans to sell. The accompanying table provides details on the initial charges and their disposition.

		Accrued Exit Costs
	Asset
	Write-downs	Severance	Occupancy	Other	Total

2000 Unusual Items

Total initial charges	$18.3	$16.4	$8.7	$1.3	$44.7

Less asset write-downs	(18.3)	—	—	—	(18.3)

Total accrued charges		16.4	8.7	1.3	26.4

2000 payments		(9.2)	(5.1)	(1.3)	(15.6)

2001 payments		(1.4)	(0.9)	—	(2.3)

2001 recoveries		(3.2)	—	—	(3.2)

Balance at March 31, 2001	$—	$2.6	$2.7	$—	$5.3

2001 Unusual Items

Total initial charges	$6.1	$2.3	$1.0	$6.6	$16.0

Less asset write-downs	(6.1)	—	—	—	(6.1)

Total accrued charges	—	2.3	1.0	6.6	9.9

2001 payments		—	—	(6.6)	(6.6)

Balance at March 31, 2001	$—	$2.3	$1.0	$—	$3.3

Total at March 31, 2001	$—	$4.9	$3.7	$—	$8.6

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Assets

	March 31,	December 31,
	2001	2000

Property, Plant and Equipment

Land	$12.4	$12.1

Machinery and equipment	245.3	235.0

Buildings and improvements	80.7	80.7

	338.4	327.8

Accumulated depreciation	(175.1)	(167.4)

Property, plant and equipment, net	$163.3	$160.4

Goodwill

Goodwill	$984.1	$988.1

Accumulated amortization	(95.8)	(90.2)

Goodwill, net	$888.3	$897.9

Other Intangible Assets

Customer lists	$36.5	$36.1

Trademarks	49.2	49.2

Technology	43.7	43.7

Other	35.7	35.1

Total other intangible assets	165.1	164.1

Accumulated amortization	(40.0)	(35.7)

Other intangible assets, net	$125.1	$128.4

Software and Development Costs

Purchased software	$41.4	$29.8

Other software development cost	69.0	60.0

	110.4	89.8

Accumulated amortization	(35.3)	(32.8)

Software and development costs, net	$75.1	$57.0

	For Periods Ended
	March 31,
	Three Months

Depreciation and Amortization	2001	2000

Depreciation and amortization of property, plant and equipment	$9.5	$9.6

Amortization of goodwill	8.9	8.1

Amortization of other intangible assets	3.6	3.5

Amortization of software and development costs	2.6	2.2

Pension credit	(2.4)	(2.4)

Total	$22.2	$21.0

CERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Data

	For Periods Ended
	March 31,
	Three Months

	2001	2000

Human Resource Services

Revenue	$233.1	$233.8

EBIT before unusual charges and gains	$19.0	$35.4

Unusual (charges) gains	(3.6)	(37.0)

EBIT	$15.4	$(1.6)

Total assets at March 31, 2001 and December 31, 2000 before client funds	$1,279.6	$1,264.7

Payroll and tax filing client funds	3,513.5	2,945.0

Total assets at March 31, 2001 and December 31, 2000	$4,793.1	$4,209.7

Comdata

Revenue	$76.5	$75.8

EBIT before unusual charges and gains	$16.4	$14.9

Unusual (charges) gains	(6.6)	(2.6)

EBIT	$9.8	$12.3

Total assets at March 31, 2001 and December 31, 2000	$557.3	$572.6

Other

Revenue	$—	$—

EBIT before unusual charges and gains	$—	$—

Unusual (charges) gains	12.3	9.1

EBIT	$12.3	$9.1

Total assets at March 31, 2001 and December 31, 2000	$172.9	$250.7

Total Ceridian

Revenue	$309.6	$309.6

EBIT before unusual charges and gains	$35.4	$50.3

Unusual (charges) gains	2.1	(30.5)

EBIT	$37.5	$19.8

Total assets at March 31, 2001 and December 31, 2000 before client funds	$2,009.8	$2,088.0

Payroll and tax filing client funds	3,513.5	2,945.0

Total assets at March 31, 2001 and December 31, 2000	$5,523.3	$5,033.0

CERIDIAN CORPORATION AND SUBSIDIARIES

March 31, 2001

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian’s filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and discussed in and incorporated by reference into Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000, which factors are also incorporated herein by reference. Such important factors include implementation and success of plans to improve performance of U.S. payroll business, government regulation changes on timing of remittance and interest rate changes and investment income from customer deposits, ability to increase revenue from cross-selling efforts and new products, ability to improve operating margins in Human Resource Services, customer retention, effecting system upgrades and conversions, ability to adapt to changing technology, acquisition risks, competitive conditions, liability as a portability administrator, changes in government regulations, Comdata’s relationships with key vendors and suppliers, risks associated with the Arbitron reverse spin-off, risks associated with litigation and similar matters, and other factors such as trade, monetary and fiscal policies and political and economic conditions. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

Results of Operations

Consolidated Results

      For the first quarter of 2001, Ceridian reported net earnings of $23.1 million, or $.16 per diluted share of common stock and earnings from continuing operations of $17.9 million, or $.12 per diluted share of common stock, on revenue of $309.6 million. For the first quarter of 2000, Ceridian reported net earnings of $20.9 million, or $.14 per diluted share of common stock, and earnings from continuing operations of $6.5 million, or $.04 per diluted share of common stock, on revenue of $309.6 million. Net earnings for the first quarter of 2001 included a $5.2 million reduction of the previously reported loss from the spin-off of Arbitron and for the first quarter of 2000 included $14.4 million of earnings from the discontinued operations of Arbitron. Results for the comparative quarters were significantly affected by unusual items described in the section of this discussion entitled “Unusual Items.”

      In the following tables, the amount of acquisition amortization for the period is presented separately from other selling, general and administrative expense (“SG&A”), “R&D expense” represents research and development costs, “EBIT” represents earnings before interest and taxes and percentage relationships that are not meaningful are represented by “NM.” The references to “HRS” relate to the human resource services division and subsidiaries of Ceridian, and references to “Other” relate to the corporate center operations of Ceridian not allocated to the business segments.

Statements of Operations First Quarter Comparisons

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

	(Dollars in millions, except per share data)

Revenue	$309.6	$309.6	—	—	100.0	100.0

Cost of revenue	145.7	148.3	(2.6)	(1.8)	47.1	47.9

Acquisition amortization	12.5	10.9	1.6	14.5	4.0	3.5

SG&A expense — other	100.4	84.4	16.0	18.8	32.4	27.3

R&D expense	15.9	15.1	0.8	5.6	5.1	4.9

Other expense (income)	(2.4)	31.1	(33.5)	NM	(0.8)	10.1

Total costs and expenses	272.1	289.8	(17.7)	(6.1)	87.9	93.6

EBIT	37.5	19.8	17.7	89.8	12.1	6.4

Interest income	1.8	1.0	0.8	81.9	0.6	0.3

Interest expense	(9.0)	(9.9)	0.9	(8.9)	(2.9)	(3.2)

Earnings before income taxes	30.3	10.9	19.4	178.6	9.8	3.5

Income taxes	12.4	4.4	8.0	181.4	4.0	1.4

Earnings from continuing operations	$17.9	$6.5	11.4	176.8	5.8	2.1

Diluted EPS	$0.12	$0.04	0.08	200.0

      Consolidated revenue remained at the same level in the first quarter of 2001 as in the first quarter of 2000. Revenue in HRS decreased by $0.7 million and increased by the same amount in Comdata. Total costs and expenses decreased by $17.7 million in the quarterly comparison as HRS costs and expenses decreased by $17.7 million and Comdata’s costs and expenses increased by $3.2 million, while a net decrease of $3.2 million in Other costs and expenses resulted from a higher unusual gain in the 2001 quarter than the unusual gain recorded in the first quarter of 2000. Cost of revenue decreased by $1.2 million in HRS and $1.4 million in Comdata while SG&A expense (not including acquisition amortization) increased by $14.8 million in HRS and $1.2 million in Comdata. Research and development expense was little changed between the comparative quarters, while the change in other expense (income), primarily representing the unusual items described in the following section entitled “Unusual Items,” increased EBIT by $33.5 million. Interest income increased by $0.8 million due to a higher aggregate invested cash and short-term investment balance related to the spin-off. Interest expense decreased by $0.9 million due primarily to reductions in the average outstanding U.S. and Canadian revolving credit balances in the comparative quarters. Income taxes increased by $8.0 million primarily due to the increase in pre-tax earnings. The effective tax rate for the first quarter of 2001 was 41.0% compared to 40.6% for the first quarter of 2000.

Business Segment Results

Segment First Quarter Comparisons

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

	(Dollars in millions)

Revenue

HRS	$233.1	$233.8	(0.7)	(0.3)	75.3	75.5

Comdata	76.5	75.8	0.7	0.9	24.7	24.5

Total	$309.6	$309.6	—	—	100.0	100.0

EBIT

HRS	$15.4	$(1.6)	17.0	NM	6.6	(0.7)

Comdata	9.8	12.3	(2.5)	(20.1)	12.9	16.3

Other	12.3	9.1	3.2	34.5	NM	NM

Total	$37.5	$19.8	17.7	89.8	12.1	6.4

Human Resource Services

      Revenue in HRS decreased by $0.7 million as revenue increases totaling $4.4 million in HRS operations in Canada and the United Kingdom and $1.3 million in the work/ life and benefits services businesses were more than offset by a decrease of $6.4 million in the U.S. payroll and training businesses. There was little change between the comparative quarters in interest income from investment of payroll and tax filing client funds included in HRS revenue as the yield was 5.92% in both periods and the average balance of invested funds increased 2.6%. As previously announced, Ceridian committed to adding approximately 160 sales personnel in 2001 and expending approximately $20 million in order to build and compensate the HRS sales force. As of March 31, 2001, the hiring goal for 2001 had essentially been met and compensation arrangements restructured in an effort to improve sales performance. Order levels for the first quarter of 2001 improved by approximately 15% over the first quarter 2000 level and approximately 20% over the level of the fourth quarter of 2000.

      The decrease of $17.7 million in costs and expenses from the first quarter of 2000 to the first quarter of 2001 is largely due to the $30.5 million of unusual charges included in other expense (income) in the first quarter of 2000. The increase in SG&A expense (not including acquisition amortization) of $14.8 million was due largely to an increase of $11.0 million in selling expense, reflecting the significant additions to the sales force in U.S. operations in late 2000 and early 2001, described above, costs of reorganizing the sales force and higher compensation levels. General and administrative expense increased by $3.8 million due to management reorganization costs and higher compensation levels. An increase between the comparative quarters of $1.8 million in R&D expense was principally related to U.S. payroll and tax filing product development efforts. Unusual items of $3.6 million were recorded in other expense (income) during the first quarter of 2001. These items included $6.2 million of unusual charges, net of recoveries, and a $2.6 million gain related to the interest rate collars on payroll and tax filing client fund investments. These and first quarter 2000 unusual charges are further discussed in the following section entitled “Unusual Items.”

Comdata

      Comdata revenue increased by $0.7 million from $75.8 million for the first quarter of 2000 to $76.5 million for the first quarter of 2001. A revenue increase of $6.6 million in the retail cash card business of the SVS unit was largely offset by the loss of $4.7 million of revenue recorded in the first quarter of 2000 by the phone resale business sold in July 2000. Lower revenues for permitting and local fueling also limited revenue growth in the quarterly comparison, as local fueling operations develops the systems needed to service recently-signed major customers. Softening general economic conditions have significantly affected the freight market, resulting in reduced trucking activity and increased failures of small trucking firms. Although Comdata’s business largely comes from larger, better-financed trucking firms, it is expected that revenue levels will be adversely impacted if the economic slowdown continues.

      Comdata’s costs and expense increased by $3.2 million from the first quarter of 2000 to the first quarter of 2001. Cost of revenue decreased by $1.4 million due primarily to the net effect of higher SVS sales and sale of the phone resale business and an unusually high bad debt expense in the first quarter of 2000. Even though the bad debt provision of $3.8 million for the first quarter of 2001 is lower than the first quarter 2000 amount, it represents an increase of approximately 30% over the average quarterly bad debt provision in 2000. Selling expense changed little between the comparative quarters. General and administrative expenses increased $2.7 million due largely to an increase of $1.3 million in goodwill and other intangibles amortization costs resulting from the acquisition of the remaining interest in SVS in March 2000 and from higher compensation levels and increased legal and consulting costs. R&D expense decreased by $0.9 million due largely to the termination of an outsourced transaction processing development arrangement. Other expense (income) in the first quarter of 2001 included a $6.6 million contract termination charge and in the first quarter of 2000 included $2.6 million of unusual charges related primarily to facility closures, as further described in the following section entitled “Unusual Items.” The first quarter of 2000 also included a minority interest expense of $0.7 million, while the first quarter of 2001 included a $0.3 million gain related to the July 2000 sale of the phone resale business.

Other

      Other includes the unallocated amounts related to the corporate center operations of Ceridian. The reported EBIT for the first quarter of 2001 relates to the $12.3 million gain from the sale of marketable securities described in the notes to the consolidated financial statements entitled “Short-Term Investments” and “Investing Activity.” The reported EBIT for the first quarter of 2000 relates to the recovery of accruals in the amount of $10.0 million from unusual charges recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual charges. Further details on unusual charges and recoveries are provided in the note to the consolidated financial statements entitled “Other Expense (Income).”

  Unusual Items

	For Periods Ended
	March 31,

	2001	2000

	(Dollars in millions)

Gain on sale of marketable securities	$(12.3)	$—

Accrued exit costs (severance, occupancy and contract terminations)	9.9	26.4

Recoveries of 2000 severance in 2001 and 1997 other exit costs in 2000	(3.2)	(14.2)

Impairment loss due to asset write-downs	6.1	18.3

Gain on derivative securities	(2.6)	—

Total	$(2.1)	$30.5

      The gain on sale of marketable securities of $12.3 million relates to the sale of 1,020,000 shares of HotJobs.com, Ltd. received in 2000 in connection with Ceridian’s sale of a business in 1998, as further described in the notes to the consolidated financial statements entitled “Short-Term Investments” and “Investing Activity.” The gain from derivative securities relates to the adoption of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which is further described in the note to the consolidated financial statements entitled “Derivative Securities.”

      The first quarter 2001 accrued exit costs and asset write-downs resulted from management decisions by Comdata in February 2001 to bring certain transaction processing operations in-house and by HRS in March 2001 to consolidate certain work/ life employee assistance operations located in Boston, Mass. into a similar operation in Philadelphia, Penn., prepare a small business for sale, and write off excess costs related to a software development project. The accrued exit costs of $6.7 million include $6.6 million for termination by

Comdata of an outsourced transaction processing contract (paid during first quarter 2001), severance costs of $2.3 million (representing 250 employees) and excess occupancy costs (primarily from idled leased space) of $1.0 million. Recoveries of $3.2 million relate primarily to a reduction in the scale of downsizing of the HRS St. Louis, Missouri customer service operations. The asset write-downs of $6.1 million included $1.1 million for surplus furniture and equipment, $1.9 million of goodwill and $3.1 million of software and development cost. The impairment of goodwill was determined by comparing the unamortized goodwill that related to the employee training business to the undiscounted cash flows that was expected to be received over the amortization period. The impairment of software and development costs resulted from the decision to enter into a software licensing agreement with Ultimate Software Group, Inc. to provide payroll services to middle-market Ceridian customers rather than to develop such a software product internally. The amount of the write-down was determined by comparing the project carrying cost to the recoverable value of the hardware and developed software used in the project. Further information on these activities is presented in the note to the consolidated financial statements entitled “Other Expense (Income).”

      First quarter 2000 results reflected $44.7 million of unusual charges, reduced by the recovery of $14.2 million of accruals from unusual charges in prior years to a net charge of $30.5 million. Of the $44.7 million of unusual pre-tax charges, $41.2 million related to HRS and primarily to initiatives to improve customer service and the quality of operations in the U.S. payroll business during 2000. The remaining $3.5 million related to similar activities in Comdata and corporate center operations. The unusual charges are comprised of $26.4 million of accrued exit costs and $18.3 million of asset write-downs. The accrued exit costs initially included $16.4 million of severance costs and $10.0 million of other exit costs (primarily from idled leased space). As of March 31, 2001, payments of $10.6 million and recoveries of $3.2 million had reduced the accrued severance costs to a balance of $2.6 million. At the same date, payments of $7.3 million had reduced the accrued other exit costs to a balance of $2.7 million.

Financial Condition

Consolidated Statements of Cash Flows Highlights

	Three Months Ended March 31,

	2001	2000	Change

	(Dollars in millions)

Operating activities	$34.2	$70.8	$(36.6)

Investing activities	(28.8)	(22.8)	(6.0)

Financing activities	(50.7)	(20.4)	(30.3)

Net cash flows provided (used)	$(45.3)	$27.6	$(72.9)

Cash and equivalents at 3/31/01 and 12/31/00	$73.2	$118.5	$(45.3)

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

	Three Months Ended March 31,

	2001	2000	Change

	(Dollars in millions)

Earnings from continuing operations	$17.9	$6.5	$11.4

Provision for deferred income taxes	10.8	9.8	1.0

Depreciation and amortization	22.2	21.0	1.2

Gains on marketable and derivative securities	(14.9)	—	(14.9)

Asset write-downs	6.1	18.3	(12.2)

Other reconciling items	3.3	0.8	2.5

From continuing operations earnings	45.4	56.4	(11.0)

From continuing operations working capital activities	(10.4)	(6.8)	(3.6)

Operating cash flows from continuing operations	35.0	49.6	(14.6)

From discontinued operations	(0.8)	21.2	(22.0)

Cash flows provided by operating activities	$34.2	$70.8	$(36.6)

      Cash and equivalents decreased by $45.3 million to $73.2 million during the first quarter of 2001 due to the use of operating cash flows and cash balances to fund investing and financing activities. While earnings from continuing operations in the current quarter were $11.4 million above first quarter 2000 earnings, reduction in impairment losses plus the gains on marketable and derivative securities do not affect operating cash flows. Therefore, cash flows from continuing operations earnings declined by $11.0 million. Working capital activities of continuing operations used $10.4 million during the first quarter of 2001, an increase in cash used of $3.6 million in the quarterly comparison. This change reflects a liquidation of receivables of $11.4 million in the current quarter, compared to build-up of receivables of $22.5 million in the first quarter of 2000. The $33.9 million increase in cash provided by receivables related to Comdata activities and is offset in part by a decrease of $18.6 million in cash provided by Comdata drafts payable. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affect the amount of drafts payable and receivables outstanding. Payments of spin-off costs in the first quarter of 2001, compared to increases in accruals for first quarter 2000 unusual charges in the prior year’s quarter, also reduced cash flows from continuing operations working capital activities.

      Investing cash flows in the first quarter of 2001 included capital expenditures of $12.0 million for property and equipment and $23.6 million for software and development costs. Of these expenditures, $5.0 million for purchased software and $2.4 million for equipment related to Comdata’s decision to bring its transaction processing in-house and terminate an existing outsourcing contract. The increase in software expenditures also reflected milestone billings received during the first quarter of 2001 for the ongoing implementation of a purchased accounting system for HRS operations. First quarter 2001 investing cash flows also included an advance of $10.0 million to Ultimate Software Group, Inc. to acquire a non-exclusive license to use their software product to provide middle-market payroll processing services to Ceridian customers, beginning in early 2002. Half of the payment is refundable, subject to the successful transfer of technology to Ceridian. The refundable portion is reported in other noncurrent assets and the non-refundable portion is reported in purchased software. When the software is marketed to Ceridian customers, Ceridian will pay a monthly fee based on the number of employees paid using the licensed software. The sale of 1,020,000 shares of the common stock of HotJob.com, Ltd. during the first quarter of 2001 provided proceeds of $12.3 million, as further described in the notes to the consolidated financial statements entitled “Short-Term Investments” and “Investing Activity.” Net investing cash outflows in the first quarter of 2000 of $22.8 million related principally to capital expenditures and included $12.9 million of construction in progress for the new Ceridian headquarters and the renovation of an office facility used by the benefits services operations of HRS.

      Financing activities in the first quarter of 2001 largely involved transactions related to the spin-off, further described in the notes to the consolidated financial statements entitled “Reverse Spin-Off Transaction” and “Financing.” At the time of the spin-off, advances of $235.0 million from the January 2001 credit facility, the $225.0 million Arbitron payment and existing cash balances funded the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million domestic revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5 million, which included $26.5 million under a “make-whole” provision of the senior notes agreement, based on the relationship of the nominal interest rate of the senior notes to a certain market rate. The establishment of the 2001 revolving credit facility resulted in the payment of $1.0 million for origination costs that will be amortized over the term of the facility. In addition, the balance outstanding on the Canadian revolving credit agreements was reduced from $19.1 million to $15.1 million by payments of $4.0 million during first quarter 2001. Financing cash flows in the first quarter of 2000 included the repurchase on the open market of $20.0 million face amount of senior notes and payments under the Canadian revolving credit facilities.

      The $225.0 million payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.9 million at the time of the spin-off, which increased the Company’s retained earnings in that amount when the spin-off took place. Additionally, the par value of Ceridian’s common stock was established as $.01 per share compared to $.50 per share prior to the spin-off and the Company’s treasury common stock was eliminated, resulting in a reduction of additional paid-in capital of $262.2 million. Further details on financing and equity transactions are presented in the notes to the consolidated financial statements entitled “Reverse Spin-Off Transaction” and “Stockholders’ Equity.”

      Ceridian has available $113.0 million under its domestic revolving credit agreement that continues until March 2006 that, along with cash balances and expected positive operating cash flows, are expected to meet its planned needs for capital expenditures and acquisitions during 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2001. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      Ceridian’s exposure to other forms of market risk, including foreign exchange risk, is negligible. Foreign operations consist of payroll and human resource operations in Canada and the U.K. These foreign operations serve their respective domestic markets, with all revenues and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in comprehensive income, and are not hedged.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits.

Exhibit	Description

10.01	— Amendment No. 1 to Employment Agreement between John R. Eickhoff and Ceridian Corporation dated as of April 18, 2001.
10.02	— Amendment No. 1 to Personnel Agreement between Arbitron Inc. and Ceridian Corporation dated as of April 3, 2001.

      (b)  Reports on Form 8-K.

On March 30, 2001, Ceridian filed a Current Report on Form 8-K, dated March 30, 2001, which discussed and contained a press release describing the completion of the reverse spin-off transaction.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

/s/ L. D. GROSS

L. D. Gross
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: May 14, 2001

EXHIBIT INDEX

Exhibit	Description	Page

10.01	— Amendment No. 1 to Employment Agreement between John R. Eickhoff and Ceridian Corporation dated as of April 18, 2001.	Filed electronically herewith
10.02	— Amendment No. 1 to Personnel Agreement between Arbitron Inc. and Ceridian Corporation dated as of April 3, 2001.	Filed electronically herewith