Form 10-Q
period 2001-06-30
CERIDIAN CORP /DE/
filed 2001-08-13
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _________________ to ____________________

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

      YES   X    NO

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2001, was 146,058,016.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Pages
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations for the three and six month periods ended

June 30, 2001 and 2000	3

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	4

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

In the opinion of Ceridian Corporation (“Ceridian” or the “Company”), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company’s financial position as of June 30, 2001, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2001 and 2000.

The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in millions, except per share data)	Ceridian Corporation and Subsidiaries

	For Periods Ended June 30,
	Three Months		Six Months
	2001	2000	2001	2000

Revenue	$290.1	$283.1	$599.7	$592.7

Costs and Expenses

Cost of revenue	142.2	141.1	287.9	289.4

Selling, general and administrative	97.2	88.3	210.1	183.6

Research and development	15.2	15.2	31.1	30.3

Other expense (income)	52.5	0.3	50.1	31.4

Total costs and expenses	307.1	244.9	579.2	534.7

Earnings (loss) before interest and taxes	(17.0)	38.2	20.5	58.0

Interest income	1.7	0.8	3.5	1.8

Interest expense	(4.0)	(9.6)	(13.0)	(19.5)

Earnings (loss) before income taxes	(19.3)	29.4	11.0	40.3

Income tax provision (benefit)	(7.5)	11.0	4.9	15.4

Earnings (loss) from continuing operations	(11.8)	18.4	6.1	24.9

Discontinued operations	—	8.8	5.2	23.2

Net earnings (loss)	$(11.8)	$27.2	$11.3	$48.1

Basic earnings (loss) per share

Continuing operations	$(0.08)	$0.13	$0.04	$0.17

Net earnings (loss)	$(0.08)	$0.19	$0.08	$0.33

Diluted earnings (loss) per share

Continuing operations	$(0.08)	$0.13	$0.04	$0.17

Net earnings (loss)	$(0.08)	$0.19	$0.08	$0.33

Shares used in calculations (in 000’s)

Weighted average shares (basic)	145,950	145,051	145,875	144,919

Dilutive securities	—	1,704	2,170	1,022

Weighted average shares (diluted)	145,950	146,755	148,045	145,941

Antidilutive shares excluded (in 000’s)	8,716	5,530	5,122	8,444

FORM 10-Q CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in millions)	Ceridian Corporation and Subsidiaries

	June 30,	December 31,
	2001	2000

Assets

Cash and equivalents	$100.4	$118.5

Short-term investments	23.4	40.1

Trade receivables, less allowance of $17.1 and $17.4	448.7	438.3

Other receivables	23.0	22.6

Current portion of deferred income taxes	49.2	41.8

Net assets of discontinued operations	—	28.2

Other current assets	26.9	25.9

Total current assets	671.6	715.4

Property, plant and equipment, net	158.5	160.4

Goodwill, net	877.3	897.9

Other intangible assets, net	122.7	128.4

Software and development costs, net	81.1	57.0

Prepaid pension cost	130.7	128.1

Other noncurrent assets	18.9	0.8

Total assets before funds held for clients	2,060.8	2,088.0

Payroll and tax filing client funds	2,743.1	2,945.0

Total assets	$4,803.9	$5,033.0

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$0.2	$0.3

Accounts payable	30.3	31.7

Drafts and customer funds payable	199.6	172.1

Customer advances	13.6	14.5

Deferred income	35.6	38.5

Accrued taxes	71.5	76.0

Employee compensation and benefits	58.3	65.8

Other accrued expenses	46.5	75.0

Total current liabilities	455.6	473.9

Long-term obligations, less current portion	295.9	500.3

Deferred income taxes	72.3	67.7

Employee benefit plans	76.1	75.7

Other noncurrent liabilities	34.7	34.2

Total liabilities before client fund obligations	934.6	1,151.8

Client fund obligations	2,743.1	2,945.0

Total liabilities	3,677.7	4,096.8

Stockholders’ equity	1,126.2	936.2

Total liabilities and stockholders’ equity	$4,803.9	$5,033.0

See notes to consolidated financial statements.

FORM 10-Q CONSOLIDATED STATEMENTS OF CASH FLOWS	Ceridian Corporation and Subsidiaries

(Unaudited)	For Periods Ended June 30,
(Dollars in millions)	Six Months
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$11.3	$48.1

Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:

Earnings from discontinued operations	(5.2)	(23.2)

Deferred income tax provision	2.8	28.5

Depreciation and amortization	47.1	42.5

Gains on marketable and derivative securities	(16.2)	—

Asset write-downs	6.1	18.3

Other	(2.3)	(3.3)

Net change in working capital items:

Trade and other receivables	(11.4)	(29.7)

Accounts payable	7.9	(2.2)

Drafts and customer funds payable	17.9	40.4

Employee compensation and benefits	(7.7)	(5.6)

Accrued taxes	(4.2)	6.7

Other current assets and liabilities	(8.5)	0.8

Cash provided by operating activities of discontinued operations	(0.8)	10.9

Net cash provided by operating activities	36.8	132.2

CASH FLOWS FROM INVESTING ACTIVITIES

Expended for property, plant and equipment	(20.9)	(39.0)

Expended for software and development costs	(32.8)	(10.7)

Expended for investments in and advances to businesses, less cash acquired	(11.9)	(65.1)

Proceeds from sales of businesses and assets	15.1	2.1

Cash used for investing activities of discontinued operations	(1.2)	(1.3)

Net cash provided by (used for) investing activities	(51.7)	(114.0)

CASH FLOWS FROM FINANCING ACTIVITIES

Revolving credit and overdrafts, net	224.9	(7.5)

Repayment of other debt	(456.6)	(20.1)

Exercise of stock options and other	3.5	7.0

Cash provided by financing activities of discontinued operations	225.0	—

Net cash provided by (used for) financing activities	(3.2)	(20.6)

NET CASH PROVIDED (USED)	(18.1)	(2.4)

Cash and equivalents at beginning of period	118.5	58.5

Cash and equivalents at end of period	$100.4	$56.1

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

REVERSE SPIN-OFF TRANSACTION

On March 30, 2001, all of the outstanding shares of common stock of New Ceridian Corporation were distributed to the stockholders of the entity formerly known as Ceridian Corporation (“Old Ceridian”) in a tax-free reverse spin-off transaction (the “spin-off”). New Ceridian Corporation comprises the human resource services division and subsidiaries (“HRS”) and Comdata subsidiaries of Old Ceridian and is treated as the accounting successor and the Arbitron media information business of Old Ceridian is treated as the spun-off discontinued operation in the financial statements of Ceridian. As used in this report, references to “Ceridian” or the “Company” mean Ceridian Corporation, formerly known as New Ceridian Corporation, together with its consolidated subsidiaries, and include its post-spin financial results as well as the historical financial results of the businesses that constituted Old Ceridian prior to the spin-off.

The spin-off required new financing arrangements for the Company. Under the terms of agreements related to the spin-off, Arbitron furnished $225.0 from its own borrowings toward the retirement of Old Ceridian’s debt outstanding immediately prior to the spin-off. The $225.0 payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.9 at the time of the spin-off, which increased the Company’s retained earnings in that amount when the spin-off took place. Additionally, the par value of the Company’s common stock was established as $.01 per share, compared to a par value of $.50 per share for Old Ceridian common stock, and no treasury common stock was distributed to the Company, resulting in a reduction of additional paid-in capital of $262.2. Further details on financing transactions are presented in the note to the consolidated financial statements entitled “Financing.”

Earnings from discontinued operations of $5.2 reported for 2001 represent a reduction of the $6.9 loss from disposition of Arbitron that was reported in the fourth quarter 2000. Earnings from discontinued operations for the three and six month periods of 2000 represent the results of operations for Arbitron, which was determined to be a discontinued operation as of July 18, 2000.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

Under an agreement with a syndicate of commercial banks dated January 31, 2001, Ceridian entered into a $350.0 domestic revolving credit facility, of which $50.0 may be used for letters of credit, that expires in March 2006. This January 2001 credit facility also permits the Company to request that the bank syndicate use its best efforts to provide additional commitments so long as the total commitment does not exceed $500.0. The January 2001 credit facility is unsecured and its pricing for both loans and letters of credit is based on Ceridian’s senior unsecured debt ratings and LIBOR. The interest rate on borrowings under this facility was 4.8% as of July 31, 2001. Under the terms of the January 2001 credit facility, Ceridian’s consolidated debt must not exceed its stockholders’ equity as of the end of any fiscal quarter, and the ratio of Ceridian’s earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. This facility also limits among other things liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures.

At the time of the spin-off, advances of $235.0 from the January 2001 credit facility, the $225.0 Arbitron payment and existing cash balances funded the required early retirement of the $430.0 of senior notes outstanding and payment of the $50.0 balance outstanding under the $250.0 domestic revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5, which included $26.5 under a “make-whole” provision of the senior notes agreement, based on the relationship of the nominal interest rate of the senior notes to a certain market rate. The establishment of the January 2001 credit facility also resulted in the payment of $1.0 for origination costs that will be amortized over its term.

During second quarter 2001, the Company borrowed an additional $50.0 under the January 2001 credit facility in connection with the settlement of litigation. At June 30, 2001, advances of $285.0 and letters of credit totaling $2.0 remained outstanding, and the Company was in compliance with all covenants contained in the January 2001 credit facility. In addition, the balance outstanding on the Company’s Canadian revolving credit agreements was reduced from $19.1 to $9.6 by payments of $9.1 and translation adjustments of $0.4 during the first half of 2001.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. (“FAS”) 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

The Company is required to adopt the provisions of FAS 141 immediately and FAS 142 effective January 1, 2002. Furthermore, all goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature until FAS 142 is adopted. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with appropriate pre-FAS 142 literature until January 1, 2002.

FAS 141 will require, as of January 1, 2002, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. As of the same date, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first interim period.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In connection with the transitional goodwill impairment evaluation, FAS 142 will require the Company to perform an assessment by June 30, 2002 to determine whether goodwill was impaired as of the date of adoption. Any transitional impairment loss will be measured as of January 1, 2002 and reported as a first quarter 2002 cumulative effect of a change in accounting principle in the Company’s statement of earnings as soon as practicable but not later than December 31, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $860.0 and unamortized identifiable intangible assets in the amount of $115.0 both of which will be subject to the transition provisions of FAS 141 and FAS 142. Application of FAS 142 would increase earnings from continuing operations by $29.6 or $0.20 per diluted common share for the year 2000 and $15.2, or $0.10 per diluted common share, for the six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting FAS 141 and FAS 142, it is not practicable to reasonably estimate the impact of their adoption on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

OTHER EXPENSE (INCOME)

	For Periods Ended June 30,
	Three Months		Six Months
	2001	2000	2001	2000

Litigation costs	$53.7	$—	$53.7	$—

Asset write-downs	—	—	6.1	18.3

Accrued exit costs (net of recoveries)	—	—	6.7	12.2

Foreign currency translation expense (income)	0.1	0.2	0.1	0.2

Gain on sale of marketable securities	(1.3)	—	(13.6)	—

Gain on derivative securities	—	—	(2.6)	—

Loss (gain) on sale of assets	—	—	(0.3)	0.1

Minority interest and equity in operations of affiliates	—	0.1	—	0.8

Other expense (income)	—	—	—	(0.2)

Total	$52.5	$0.3	$50.1	$31.4

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME) (Continued)

Unusual Losses (Gains)
During the second quarter 2001, the Company incurred litigation costs of $53.7 of which $52.4 related to the Comdata Flying J litigation further described in Part II, Item 1 of this report. Also during first half of 2001, Ceridian recognized a gain of $13.6 from the sale of a significant portion of its holdings of HotJobs.com, Ltd. common stock, as further described in an accompanying note entitled “Investing Activity.” In addition, during first quarter 2001, the Company recorded accrued exit costs of $6.7, net of recoveries from first quarter 2000 charges of $3.2, and impairment losses from asset write-offs of $6.1. The first quarter 2001 accrued exit costs include a $6.6 charge for the termination by Comdata of an outsourced transaction processing contract as well as severance costs of $2.3, representing 250 employees terminated by June 30, 2001, and excess facility costs of $1.0, related to a planned small business disposition and the consolidation of certain HRS operations in Boston, Mass. into operations in Philadelphia, Penn. First quarter 2001 accrued exit costs were reduced by the recovery of first quarter 2000 estimated HRS severance costs of $3.2 due primarily to a reduction in the scale of downsizing of the St. Louis, Missouri customer service operations. The HRS impairment losses involve the write-off of surplus furniture and equipment, a reduction of excess costs on a software development project and the write-off of goodwill related to a small business that Ceridian plans to sell. The accompanying table provides details on the initial charges and their disposition.

	Asset	Accrued Exit Costs
	Write-downs	Severance	Occupancy	Other	Total

2000

Total initial charges	$18.3	$16.4	$8.7	$1.3	$44.7

Less asset write-downs	(18.3)	—	—	—	(18.3)

Total accrued charges	$—	16.4	8.7	1.3	26.4

2000 payments		(9.2)	(5.1)	(1.3)	(15.6)

2001 payments		(2.3)	(1.0)	—	(3.3)

2001 recoveries		(3.2)	—	—	(3.2)

Balance at June 30, 2001		$1.7	$2.6	$—	$4.3

2001

Total initial charges	$6.1	$2.3	$1.0	$6.6	$16.0

Less asset write-downs	(6.1)	—	—	—	(6.1)

Total accrued charges	$—	2.3	1.0	6.6	9.9

2001 payments		(1.9)	(0.4)	(6.6)	(8.9)

Balance at June 30, 2001		$0.4	$0.6	$—	$1.0

Total at June 30, 2001		$2.1	$3.2	$—	$5.3

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

SHORT-TERM INVESTMENTS

	June 30,	December 31,
	2001	2000

Available For Sale

Federal Home Loan Bank Notes at amortized cost	$22.0	$22.0

(which approximates fair value)

Common stock of HotJobs.com, Ltd. at estimated market value	1.4	18.1

Total short-term investments	$23.4	$40.1

During the first quarter of 2001, Ceridian sold 1,020,000 shares of HotJobs.com, Ltd. common stock for aggregate proceeds of $12.3. During second quarter 2001, Ceridian sold 400,564 shares of HotJobs.com, Ltd. common stock for aggregate proceeds of $1.3. As of June 30, 2001, Ceridian held a balance of 159,459 registered shares of the common stock of HotJobs.com, Ltd. The fair value for this investment of $9.00 per share (based on quoted market prices) as of June 30, 2001 has been recorded in short-term investments with a corresponding credit, net of deferred income taxes, to unrealized gain on marketable securities within accumulated other comprehensive income in stockholders’ equity. Gain or loss on these securities will be recognized as the securities are sold.

INVESTING ACTIVITY

In March 2001, Ceridian entered into an agreement with Ultimate Software Group, Inc. (“Ultimate”) in which Ceridian is granted a non-exclusive license to use Ultimate’s UltiPro software as part of a Web-enabled integrated ASP offering to middle market Ceridian customers. Ceridian made an up-front payment to Ultimate of $10.0, half of which is subject to the successful transfer of technology to Ceridian. The refundable portion is reported in other noncurrent assets and the non-refundable portion is reported in purchased software. Following the technology transfer, Ceridian will pay a monthly fee based on the number of employees paid using the Ultimate software. Under the Agreement, Ceridian may not acquire an equity interest in greater than 14.99% through purchases in the open market or from third parties.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

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

It is the policy of the Company to hold derivative securities only for the purpose of hedging interest rate risk and not for speculative activity. The Company is currently hedging its interest rate exposure over a period not greater than 35 months by the use of interest rate collars that function as cash flow hedges of the designated item.

FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended became effective for Ceridian on January 1, 2001. Therefore, at that date, the Company’s interest rate collars were recorded on its balance sheet at fair value, resulting in recognition of a liability of $0.4 along with a credit to accumulated other comprehensive income of $0.2, an addition to deferred tax asset of $0.1 and a pre-tax charge to earnings of $0.5. As a result of an interpretation of this accounting standard, effective for Ceridian in second quarter 2001, the interest rate collars are now considered a fully effective hedge and no further gain or loss will be reported as other income (expense) in addition to the $2.6 gain recognized in first quarter 2001.

As of June 30, 2001, the interest rate collars were revalued resulting in a noncurrent asset of $8.5 with offsetting credits of $5.5 in accumulated other comprehensive income and $3.0 in deferred tax liability. The credit to accumulated other comprehensive income will be reclassified to earnings as cash is received or paid on collar settlements. As of June 30, 2001, the Company expects to reclassify $7.0 of this amount to revenue during the next 12 months as settlements occur.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2001	2000

Common Stock

Par value — $.01 and $.50

Shares authorized — 500,000,000

Shares issued — 146,036,220 and 161,685,596	$1.5	$80.8

Shares outstanding — 146,036,220 and 145,754,381

Additional paid-in capital	863.2	1,122.7

Retained earnings	276.0	81.8

Treasury stock, at cost (none and 15,931,215 common shares)	—	(342.9)

Accumulated other comprehensive income, net of deferred income taxes:

Unrealized gain on derivative securities	3.8	—

Unrealized gain on marketable securities	1.3	11.7

Cumulative translation adjustment	(10.3)	(8.7)

Pension liability adjustment	(9.3)	(9.2)

Total stockholders’ equity	$1,126.2	$936.2

Changes in stockholders’ equity are discussed in the note entitled “Reverse Spin-Off Transaction.”

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended June 30,
	Three Months		Six Months
	2001	2000	2001	2000

Net earnings (loss)	$(11.8)	$27.2	$11.3	$48.1

Items of other comprehensive income before income taxes:

Change in foreign currency translation adjustment	(2.7)	(6.1)	(1.6)	(3.1)

Change in unrealized gain from derivative securities	0.6	(0.2)	7.0	(0.2)

Change in unrealized gain from marketable securities	0.4	—	(2.5)	—

Change in pension liability	—	—	(0.1)	—

Less unrealized gain previously reported on derivative and marketable securities settled or sold in this period	(2.5)	0.2	(14.7)	0.2

Total other comprehensive income (loss) before income taxes	(4.2)	(6.1)	(11.9)	(3.1)

Income tax effect	0.5	—	3.6	—

Total other comprehensive income (loss) after income taxes	(3.7)	(6.1)	(8.3)	(3.1)

Comprehensive income (loss)	$(15.5)	$21.1	$3.0	$45.0

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

PAYROLL AND TAX FILING CLIENT FUNDS

In connection with its HRS payroll and tax filing services in the U.S. and Canada, Ceridian derives revenue from income it receives from the investment of client funds pending their remittance to settle client obligations. Ceridian invests a portion of the client funds in money market and other short-term investments to provide liquidity to meet client fund obligations and high-grade marketable securities to produce increased investment income through higher yields to maturity.

Due to the positive intent and ability of the Company to hold the marketable securities until maturity and supporting historical experience, these securities are classified as held-to-maturity and are measured by amortized cost. Disposition of these securities before maturity is expected to be limited to unusual circumstances such as significant deterioration of the issuer’s creditworthiness or a major business combination or disposition.

As identified on the consolidated balance sheet, payroll and tax filing client funds and the offsetting obligations amounted to $2,743.1 at June 30, 2001 and $2,945.0 at December 31, 2000. This amount varies significantly during the year and averaged $2,097.8 and $2,098.4, respectively, for the six-month periods ended June 30, 2001 and 2000. The following tables provide cost and market price information for various classifications of client fund investments and amounts by maturity date.

Investments of Payroll and Tax Filing Client Funds

	June 30, 2001		December 31, 2000
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$2,082.1	$2,082.1	$2,154.3	$2,154.3

Held-to-maturity investments:

U.S. government and agency securities	106.5	108.7	211.9	212.3

Canadian and provincial government securities	114.9	115.5	118.9	119.5

Corporate debt securities	154.5	155.6	141.6	141.5

Asset-backed securities	200.6	205.2	226.8	230.2

Mortgage-backed and other securities	84.5	85.2	91.5	91.9

Total held-to-maturity investments	661.0	670.2	790.7	795.4

Payroll and tax filing client funds	$2,743.1	$2,752.3	$2,945.0	$2,949.7

Investments of Client Funds by Maturity Date

	June 30, 2001
	Cost	Market

Due in one year or less	$2,248.1	$2,249.6

Due in one to three years	330.0	334.6

Due in three to five years	165.0	168.1

Total	$2,743.1	$2,752.3

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	June 30,	December 31,
	2001	2000

Property, Plant and Equipment

Land	$12.4	$12.1

Machinery and equipment	247.6	235.0

Buildings and improvements	82.2	80.7

	342.2	327.8

Accumulated depreciation	(183.7)	(167.4)

Property, plant and equipment, net	$158.5	$160.4

Goodwill

Goodwill	$980.8	$988.1

Accumulated amortization	(103.5)	(90.2)

Goodwill, net	$877.3	$897.9

Other Intangible Assets

Customer lists	$36.8	$36.1

Trademarks	49.3	49.2

Technology	43.4	43.7

Other	36.4	35.1

Total other intangible assets	165.9	164.1

Accumulated amortization	(43.2)	(35.7)

Other intangible assets, net	$122.7	$128.4

Software and Development Costs

Purchased software	$42.0	$29.8

Other software development cost	77.1	60.0

	119.1	89.8

Accumulated amortization	(38.0)	(32.8)

Software and development costs, net	$81.1	$57.0

	For Periods Ended June 30,
	Six Months
Depreciation and Amortization	2001	2000

Depreciation and amortization of property, plant and equipment	$21.1	$19.2

Amortization of goodwill	17.6	16.6

Amortization of other intangible assets	7.6	7.1

Amortization of software and development costs	5.6	4.4

Pension credit	(4.8)	(4.8)

Total	$47.1	$42.5

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA	For Periods Ended
	June 30,
	Six Months
	2001	2000

Human Resource Services

Revenue	$446.1	$442.0

EBIT before unusual charges and gains	$31.5	$54.3

Unusual (charges) gains	(3.6)	(37.0)

EBIT	$27.9	$17.3

Total assets at June 30, 2001 and December 31, 2000 before client funds	$1,282.3	$1,264.7

Payroll and tax filing client funds	2,743.1	2,945.0

Total assets at June 30, 2001 and December 31, 2000	$4,025.4	$4,209.7

Comdata

Revenue	$153.6	$150.7

EBIT before unusual charges and gains	$39.3	$34.2

Unusual (charges) gains	(59.0)	(2.6)

EBIT	$(19.7)	$31.6

Total assets at June 30, 2001 and December 31, 2000	$579.8	$572.6

Other

Revenue	$—	$—

EBIT before unusual charges and gains	$—	$—

Unusual (charges) gains	12.3	9.1

EBIT	$12.3	$9.1

Total assets at June 30, 2001 and December 31, 2000	$198.7	$250.7

Total Ceridian

Revenue	$599.7	$592.7

EBIT before unusual charges and gains	$70.8	$88.5

Unusual (charges) gains	(50.3)	(30.5)

EBIT	$20.5	$58.0

Total assets at June 30, 2001 and December 31, 2000 before client funds	$2,060.8	$2,088.0

Payroll and tax filing client funds	2,743.1	2,945.0

Total assets at June 30, 2001 and December 31, 2000	$4,803.9	$5,033.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian’s filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and discussed in and incorporated by reference into Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000, which factors are also incorporated herein by reference. Such important factors include implementation and success of plans to improve performance of U.S. payroll business, government regulation changes on timing of remittance and interest rate changes and investment income from customer deposits, changes in tax withholding rules, ability to increase revenue from cross-selling efforts and new products, ability to improve operating margins in Human Resource Services, customer retention, effecting system upgrades and conversions, ability to adapt to changing technology, acquisition risks, competitive conditions, liability as a portability administrator, changes in government regulations, Comdata’s relationships with key vendors and suppliers, risks associated with the Arbitron reverse spin-off, risks associated with litigation and similar matters, and other factors such as trade, monetary and fiscal policies and political and economic conditions. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

RESULTS OF OPERATIONS

Consolidated Results

For the second quarter of 2001, Ceridian reported a loss of $11.8 million, or $.08 per diluted share of common stock, on revenue of $290.1 million. For the second quarter of 2000, Ceridian reported net earnings of $27.2 million, or $.19 per diluted share of common stock, and earnings from continuing operations of $18.4 million, or $ .13 per diluted share of common stock, on revenue of $283.1 million. For the first half of 2001, Ceridian reported net earnings of $11.3 million, or $ .08 per diluted share of common stock, and earnings from continuing operations of $6.1 million, or $ .04 per diluted share of common stock, on revenue of $599.7 million. For the first half of 2000, Ceridian reported net earnings of $48.1 million, or $ .33 per diluted share of common stock, and earnings from continuing operations of $24.9 million, or $ .17 per diluted share of common stock, on revenue of $592.7 million. Net earnings for the first half of 2001 included a $5.2 million reduction of the previously reported loss from the Arbitron reverse spin-off and for the first half of 2000 included $23.2 million of earnings from the discontinued operations of Arbitron. Results for the comparative periods also included unusual items that are described in the section of this discussion entitled “Unusual Items.”

In the following tables, the amount of goodwill amortization for the period is presented separately from other selling, general and administrative expense (“SG&A”), “R&D expense” represents research and development costs, “EBIT” represents earnings (loss) before interest and taxes and percentage relationships that are not meaningful are represented by “NM.” The references to the results of “HRS” relate to the human resource services division and subsidiaries of Ceridian, of “Comdata” relate to the Ceridian’s transportation and card services subsidiaries, and of “Other” relate to the corporate center operations of Ceridian not allocated to the business segments.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Statements of Operations Second Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue	$290.1	$283.1	7.0	2.5	100.0	100.0

Cost of revenue	142.2	141.1	1.1	0.8	49.0	49.8

Goodwill amortization	8.7	8.4	0.3	3.5	3.0	3.0

SG&A expense — other	88.5	79.9	8.6	11.1	30.5	28.2

R&D expense	15.2	15.2	0.0	(0.4)	5.2	5.4

Other expense (income)	52.5	0.3	52.2	NM	18.1	0.1

Total costs and expenses	307.1	244.9	62.2	25.5	105.9	86.5

EBIT	(17.0)	38.2	(55.2)	(144.6)	(5.9)	13.5

Interest income	1.7	0.8	0.9	NM	0.6	0.3

Interest expense	(4.0)	(9.6)	5.6	(58.8)	(1.4)	(3.4)

Earnings (loss) before income taxes	(19.3)	29.4	(48.7)	(165.5)	(6.6)	10.4

Income tax provision (benefit)	(7.5)	11.0	(18.5)	(168.9)	(2.6)	3.9

Earnings (loss) from continuing operations	$(11.8)	$18.4	(30.2)	(163.4)	(4.0)	6.5

Diluted earnings (loss) per share	$(0.08)	$0.13	(0.21)	(161.5)

In the second quarter of 2001, consolidated revenue increased by 2.5% compared to the second quarter of 2000 with each business segment experiencing approximately the same revenue growth. The key factors limiting revenue growth in the quarterly comparison for HRS were a lower number of customer employees, the weakness of the Canadian dollar and pound sterling against the U.S. dollar, and falling yields on invested payroll and tax filing client funds. The key factors limiting revenue growth for Comdata were the impact of the general economic slowdown on the transportation industry and the July 2000 sale of the phone resale business. Key factors offsetting these limiting factors were the benefits of a higher level of orders in HRS, increased revenue from stored value cards in Comdata, and improved customer retention and satisfaction in both business segments.

Total costs and expenses increased by $62.2 million in the quarterly comparison, due principally to Flying J litigation costs of $52.4 million further described in the section below entitled “Unusual Items.” HRS costs and expenses increased by $11.2 million, primarily due to increased selling expense. Comdata’s costs and expenses, not including the Flying J litigation costs, decreased by $1.3 million, primarily due to the elimination of costs related to the phone resale business sold in July 2000 and cost savings from the termination of an outsourced transaction processing contract in the first quarter of 2001. Comparative costs and expenses are further discussed in the following section entitled “Business Segments.”

Interest income increased by $0.9 million in the quarterly comparison due to a higher average invested cash balance. Interest expense decreased by $5.6 million due primarily to the refinancing of the Company’s debt in connection with the Arbitron reverse spin-off transaction, which is further described in the note to the consolidated financial statements entitled “Financing,” and lower interest rates. The income tax provision in the second quarter of 2000 became an income tax benefit in the second quarter of 2001 primarily due to the decrease in pre-tax earnings resulting from the Flying J litigation cost. The effective tax rate for the second quarter of 2001 was 39.3% compared to 37.3% for the second quarter of 2000.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Statements of Operations First Half Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue	$599.7	$592.7	7.0	1.2	100.0	100.0

Cost of revenue	287.9	289.4	(1.5)	(0.5)	48.0	48.8

Goodwill amortization	17.6	16.5	1.1	6.6	2.9	2.8

SG&A expense — other	192.5	167.1	25.4	15.3	32.1	28.2

R&D expense	31.1	30.3	0.8	2.6	5.2	5.1

Other expense (income)	50.1	31.4	18.7	59.3	8.4	5.3

Total costs and expenses	579.2	534.7	44.5	8.3	96.6	90.2

EBIT	20.5	58.0	(37.5)	(64.6)	3.4	9.8

Interest income	3.5	1.8	1.7	97.6	0.6	0.3

Interest expense	(13.0)	(19.5)	6.5	(33.4)	(2.2)	(3.3)

Earnings before income taxes	11.0	40.3	(29.3)	(72.6)	1.8	6.8

Income taxes	4.9	15.4	(10.5)	(68.4)	0.8	2.6

Earnings from continuing operations	$6.1	$24.9	(18.8)	(75.2)	1.0	4.2

Diluted earnings per share	$0.04	$0.17	(0.13)	(76.5)

In the first half of 2001, consolidated revenue increased by $7.0 million compared to the first half of 2000 with each business segment experiencing modest revenue growth. The key factors affecting revenue growth in the first half comparison were the same as in the quarterly comparison.

Total costs and expenses increased by $44.5 million in the first half comparison, due principally to the second quarter 2001 Flying J litigation costs of $52.4 million further described in the section below entitled “Unusual Items.” HRS costs and expenses decreased by $6.5 million including unusual costs of $3.6 million in the first half of 2001 and $37.0 million in the first half of 2000. Comdata’s costs and expenses, including the unusual Flying J litigation and first quarter contract termination costs of $59.0 million in the first half of 2001 and $2.6 million in the first half of 2000, increased by $54.2 million. A year-to-date net decrease of $3.2 million in Other costs and expenses resulted from a $12.3 million unusual gain in the first quarter of 2001 and a $9.1 million unusual gain recorded in the first quarter of 2000. These unusual costs and gains are further described in the sections below entitled “Other” and “Unusual Items.” Without regard to the unusual items, HRS costs and expenses were $414.6 million in the first half of 2001, compared to $387.7 million for the first half of 2000. This increase of $26.9 million in HRS costs and expenses is due principally to higher selling expense arising from a significant expansion of the U.S. sales force. Without regard to unusual items, Comdata costs and expenses were $114.3 million for the first half of 2001, compared to $116.5 million for the first half of 2000. This reduction of $2.2 million in costs and expenses is primarily due to the elimination of costs related to the phone resale business sold in July 2000 and cost savings from the termination of an outsourced transaction processing contract in the first quarter of 2001. Comparative costs and expenses are further discussed in the following section entitled “Business Segments.”

Interest income increased by $1.7 million in the first half comparison due to a higher average invested cash balance related to an accumulation of cash during the first quarter of 2001 in preparation for the Arbitron reverse spin-off. Interest expense decreased by $6.5 million due primarily to reductions in the average outstanding U.S. and Canadian revolving credit balances in the comparative quarters. Income taxes decreased by $10.5 million primarily due to the decrease in pre-tax earnings. The effective tax rate for the first half of 2001 was 44.0% compared to 38.2% for the first half of 2000.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Business Segment Results

Segment Second Quarter Comparisons					(Dollars in millions)
	Amount		Inc (Dec)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue

HRS	$213.0	$208.2	4.8	2.3	73.4	73.5

Comdata	77.1	74.9	2.2	3.0	26.6	26.5

Total	$290.1	$283.1	7.0	2.5	100.0	100.0

EBIT

HRS	$12.5	$18.9	(6.4)	(33.9)	5.9	9.1

Comdata	(29.5)	19.3	(48.8)	NM	(38.3)	25.8

Other	—	—	—	—	NM	NM

Total	$(17.0)	$38.2	(55.2)	(144.6)	(5.9)	13.5

Segment First Half Comparisons					(Dollars in millions)
	Amount		Inc (Dec)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue

HRS	$446.1	$442.0	4.1	0.9	74.4	74.6

Comdata	153.6	150.7	2.9	2.0	25.6	25.4

Total	$599.7	$592.7	7.0	1.2	100.0	100.0

EBIT

HRS	$27.9	$17.3	10.6	61.9	6.3	3.9

Comdata	(19.7)	31.6	(51.3)	(162.3)	(12.8)	21.0

Other	12.3	9.1	3.2	34.5	NM	NM

Total	$20.5	$58.0	(37.5)	(64.6)	3.4	9.8

Human Resource Services
Second quarter 2001 revenue in HRS increased by $4.8 million over the second quarter of 2000 as revenue increases totaling $6.3 million in the work/life and benefits services businesses, against a weak 2000 second quarter, and $1.8 million in HRS operations in Canada and the United Kingdom more than offset a decrease totaling $3.3 million in the U.S. payroll and training businesses. First half 2001 HRS revenue increased by $4.1 million over the first half of 2000 as increases totaling $7.6 million in the work/life and benefits services businesses and $6.3 million in HRS operations in Canada and the United Kingdom more than offset a decrease of $9.8 million in the U.S. payroll and training businesses. Ceridian has announced that it expects to sell its training business, which reported revenue of $2.7 million in the second quarter and $5.3 million in the first half of 2001, during the third quarter of 2001. Revenue performance for Canada and the UK was reduced by $2.9 million in the quarterly comparison and $5.2 million in the year-to-date comparison due to the weakness of the Canadian dollar and pound sterling against the U.S. dollar. Interest income from investment of payroll and tax filing client funds included in HRS revenue decreased by $3.6 million in the quarterly comparison as the average yield fell from 6.07% for the 2000 period to 5.51% in the 2001 period. In the year-to-date comparison, revenue decreased by $2.7 million as the average yield fell from 5.99% for the 2000 period to 5.73% for the 2001 period.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Ceridian has in place interest rate collars with an average floor of 5.2% covering $700 million of short-term client fund investments that, along with longer term investments and floating rate debt, should minimize the effect of any further decline in interest rates. The average balance of invested funds decreased by 2.9% in the quarterly comparison as the 4.1% decline in U.S. balances exceeded the 1.2% increase in Canadian balances. The average balance of invested funds was essentially unchanged in the first half comparison. The decreases in the quarterly comparison for U.S. payroll business revenue and client fund balances are largely due to a decrease in the number of employees of existing customers, offset in part by a general price increase in the first quarter of 2001.

HRS costs and expenses increased $11.2 million from the second quarter of 2000 to the second quarter of 2001 and decreased by $6.5 million from the first half of 2000 to the first half of 2001. The comparisons reflect the impact of unusual items recorded in the first quarters of 2000 and 2001 and the Company’s commitment in late 2000 to add approximately 160 sales personnel and to reorganize and better compensate its sales force. The increases in SG&A expense of $9.0 million in the quarterly comparison and $24.1 million in the first half comparison were due largely to increases of $6.8 million and $18.2 million in selling expense, reflecting the significant additions to the sales force in U.S. operations in late 2000 and early 2001, reorganization costs and higher compensation levels. General and administrative expense increased by $2.2 million in the quarterly comparison and $5.9 million in the first half comparison due largely to management reorganization costs and higher compensation levels. An increase between the comparative quarters of $1.0 million and comparative year-to-date periods of $2.8 million in R&D expense involved U.S. payroll, benefits services and tax filing product development efforts. Other costs and expenses included unusual items aggregating $3.6 million for the first half of 2001 and $37.0 million for the first half of 2000, which are further discussed in the section below entitled “Unusual Items.”

Comdata
Comdata revenue for the second quarter of 2001 increased by $2.2 million over revenue for the second quarter of 2000 and by $2.9 million in the first half of 2001 compared to the first half of 2000. Revenue increases in the retail cash card business amounted to $4.0 million in the quarterly comparison and $10.5 million in the first half comparison. The revenue comparisons were adversely affected by the loss of $4.1 million and $8.9 million of revenue recorded in the second quarter and first half, respectively, of 2000 by the phone resale business sold in July 2000. Lower revenues for permitting and local fueling also limited revenue growth in both comparisons, as local fueling operations continues to develop the systems needed to service recently-signed major customers. Softening general economic conditions have significantly affected the freight market, resulting in reduced trucking activity and increased failures of trucking firms. It is expected that Comdata revenue levels will continue to be adversely impacted if the economic slowdown continues.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Comdata’s costs and expense increased by $51.0 million from the second quarter of 2000 to the second quarter of 2001 and by $54.2 million in the first half comparison due largely to the Flying J litigation costs of $52.4 million in the second quarter of 2001. Without regard to these litigation costs, total costs and expenses would have declined by $1.4 million in the quarterly comparison and increased by $1.8 million in the first half comparison. Cost of revenue was essentially unchanged in the quarterly comparison and decreased by $1.5 million in the first half comparison due primarily to the net effect of higher revenue from the retail cash card business and sale of the phone resale business. The bad debt provision of $3.1 million for the second quarter of 2001 increased by $1.0 million over the second quarter 2000 amount. The bad debt provision for the first half of 2001 of $6.9 million represents a decrease of $0.5 million from the first half of 2000, which included an unusually high provision in the first quarter of 2000. Selling expense changed little between the comparative periods. General and administrative expenses decreased $0.2 million in the quarterly comparison and $2.5 million in the first half comparison as increases of $0.5 million and $1.6 million in goodwill and other intangibles amortization costs resulting from the acquisition of the remaining interest in Stored Value Systems, Inc. in March 2000 were offset by estimated costs savings of $1.0 million in the second quarter of 2001 related to bringing an outsourced transaction processing service in-house. R&D expense decreased by $1.1 million and $2.0 million, respectively, in the quarterly and first half comparisons due largely to the termination of the outsourced transaction processing development arrangement. Other expense (income) in the first half of 2001 included the second quarter Flying J litigation costs of $52.4 million and a first quarter $6.6 million transaction processing contract termination charge. The first quarter of 2000 included $2.6 million of unusual charges related primarily to facility closures. These unusual charges are further described in the section below entitled “Unusual Items.”

Other
Other includes the unallocated amounts related to the corporate center operations of Ceridian. The reported EBIT for the first half of 2001 relates to gains of $12.3 million in first quarter and $1.3 million in second quarter from the sale of marketable securities described in the notes to the consolidated financial statements entitled “Short-Term Investments” and “Investing Activity” and a second quarter provision for legal costs of $1.3 million. The reported EBIT for the first half of 2000 relates to the recovery of accruals in the amount of $10.0 million from unusual charges recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual charges. Further details on unusual charges and recoveries are provided in the section below entitled “Unusual Items.”

Unusual Items

	For Periods Ended June 30,
	Three Months		Six Months
	2001	2000	2001	2000

Gain on sale of marketable securities	$(1.3)	$—	$(13.6)	$—

Accrued exit costs (severance, occupancy and contract terminations)	—	—	9.9	26.4

Recoveries of 2000 severance in 2001 and 1997 other exit costs in 2000	—	—	(3.2)	(14.2)

Impairment loss due to asset write-downs	—	—	6.1	18.3

Gain on derivative securities	—	—	(2.6)	—

Litigation costs	53.7	—	53.7	—

Total	$52.4	$—	$50.3	$30.5

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

The gain on sale of marketable securities of $13.6 million is further described in the notes to the consolidated financial statements entitled “Short-Term Investments” and “Investing Activity.” The gain on derivative securities relates to the adoption of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which is further described in the note to the consolidated financial statements entitled “Derivative Securities.” The litigation costs include a settlement of $49.0 million and other costs of $3.4 million related to the Flying J litigation, which is further described in Part II, Item 1 of this report, and a provision of $1.3 million for litigation costs not allocated to the business segments.

The year-to-date 2001 unusual items include first quarter 2001 accrued exit costs and asset write-downs resulted from management decisions by Comdata in February 2001 to bring certain transaction processing operations in-house and by HRS in March 2001 to consolidate certain work/life employee assistance operations located in Boston, Mass. into a similar operation in Philadelphia, Penn., prepare a small business for sale, and write off excess costs related to a software development project. The accrued exit costs of $9.9 million include $6.6 million for termination by Comdata of an outsourced transaction processing contract (paid during first quarter 2001), HRS severance costs of $2.3 million (representing 250 employees terminated by June 30, 2001) and excess occupancy costs (primarily from idled leased space) of $1.0 million. Recoveries of $3.2 million relate primarily to a reduction in the scale of downsizing of the HRS St. Louis, Missouri customer service operations. The asset write-downs of $6.1 million included $1.1 million for surplus furniture and equipment, $1.9 million of goodwill and $3.1 million of software and development cost. The impairment of goodwill was determined by comparing the unamortized goodwill that related to the employee training business to the undiscounted cash flows that was expected to be received over the amortization period. The impairment of software and development costs resulted from the decision to enter into a software licensing agreement with Ultimate Software Group, Inc. to provide payroll services to middle-market Ceridian customers rather than to develop such a software product internally. The amount of the write-down was determined by comparing the project carrying cost to the recoverable value of the hardware and developed software used in the project. Further information on these activities is presented in the note to the consolidated financial statements entitled “Other Expense (Income).”

First half 2000 results reflected $44.7 million of unusual charges in first quarter, reduced by the first quarter recovery of $14.2 million of accruals from unusual charges in prior years to a net charge of $30.5 million. Of the $44.7 million of unusual pre-tax charges, $41.2 million related primarily to HRS initiatives to improve customer service and the quality of operations in the U.S. payroll business during 2000. The remaining $3.5 million related to similar activities in Comdata and corporate center operations. The unusual charges are comprised of $26.4 million of accrued exit costs and $18.3 million of asset write-downs. The accrued exit costs initially included $16.4 million of severance costs and $10.0 million of other exit costs (primarily from idled leased space). As of June 30, 2001, payments of $11.5 million and recoveries of $3.2 million had reduced the accrued severance costs to a balance of $1.7 million. At the same date, payments of $7.4 million had reduced the accrued other exit costs to a balance of $2.6 million.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)	Six Months Ended June 30,
	2001	2000	Change

Operating activities	$36.8	$132.2	$(95.4)

Investing activities	(51.7)	(114.0)	62.3

Financing activities	(3.2)	(20.6)	17.4

Net cash flows provided (used)	$(18.1)	$(2.4)	$(15.7)

Cash and equivalents at 6/30/01 and 12/31/00	$100.4	$118.5	$(18.1)

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)	Six Months Ended June 30,
	2001	2000	Change

Earnings from continuing operations	$6.1	$24.9	$(18.8)

Provision for deferred income taxes	2.8	28.5	(25.7)

Depreciation and amortization	47.1	42.5	4.6

Gains on marketable and derivative securities	(16.2)	—	(16.2)

Asset write-downs	6.1	18.3	(12.2)

Other reconciling items	(2.3)	(1.0)	(1.3)

From continuing operations earnings	43.6	113.2	(69.6)

From continuing operations working capital activities	(6.0)	8.7	(14.7)

Operating cash flows from continuing operations	37.6	121.9	(84.3)

From discontinued operations	(0.8)	10.3	(11.1)

Cash flows provided by operating activities	$36.8	$132.2	$(95.4)

Cash and equivalents decreased by $18.1 million to $100.4 million during the first half of 2001. Operating cash flows were reduced by the $34.1 million after-tax effect payment of the Flying J litigation costs in May 2001. Without regard to the effect of these litigation costs, operating cash flows from continuing operations would have been $71.7 million in the first half of 2001. In addition to the Flying J litigation costs, the $69.6 million reduction in cash flows from continuing operations earnings was reduced by $25.7 million representing the loss of tax savings from use of the net operating loss carryforward that was assumed by Arbitron Inc. in connection with the Arbitron reverse spin-off. Working capital activities of continuing operations used $6.0 million during the first half of 2001, an increase in cash used of $14.7 million in the year-to-date comparison. This change reflects a build-up of receivables of $11.4 million in the current year-to-date, compared to a build-up of $29.7 million in the first half of 2000. The $18.3 million increase in cash provided by receivables related to Comdata activities and is offset in part by a decrease of $22.5 million in cash provided by Comdata drafts payable. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affect the amount of drafts payable and receivables outstanding.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Investing cash flows in the first half of 2001 included capital expenditures of $20.9 million for property and equipment and $32.8 million for software and development costs, most of which took place during the first quarter. First half 2001 investing cash flows also included a first quarter advance of $10.0 million to Ultimate Software Group, Inc. to acquire a non-exclusive software license. The sale of 1,420,564 shares of the common stock of HotJob.com, Ltd. during the first half of 2001 provided proceeds of $13.6 million. Net investing cash outflows in the first half of 2000 of $114.0 million included $49.7 million of capital expenditures and and $65.1 million for acquisitions. The capital expenditures included $24.7 million of construction in progress for the new Ceridian headquarters and the renovation of a facility for the benefits services operations of HRS. The acquisition expenditures included $50.9 million for the acquisition of the remaining ownership interest in Stored Value Systems, Inc. and $14.2 million for other purchase acquisitions, primarily for a UK payroll service. Further information is provided in the notes to the consolidated financial statements entitled “Short-Term Investments” and “Investing Activity.”

Financing activities in the first half of 2001 largely involved transactions related to the Arbitron reverse spin-off, further described in the notes to the consolidated financial statements entitled “Reverse Spin-Off Transaction” and “Financing.” At the time of the spin-off, advances of $235.0 million from the January 2001 credit facility, the $225.0 million Arbitron payment and existing cash balances funded the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million domestic revolving credit facility dated July 1997. The redemption of senior notes required a payment of $456.5 million, which included $26.5 million under a “make-whole” provision of the senior notes agreement, based on the relationship of the nominal interest rate of the senior notes to a certain market rate. The establishment of the January 2001 credit facility resulted in the payment of $1.0 million for origination costs that will be amortized over the term of the facility. During the second quarter of 2001, Ceridian drew an additional $50.0 million of advances on the January 2001 credit facility in connection with the settlement of the Flying J litigation. In addition, the balance outstanding on the Canadian revolving credit agreements was reduced from $19.1 million to $9.6 million by payments of $9.1 million and currency translation adjustments of $0.4 million during the first half of 2001. Financing cash flows in the first half of 2000 included the repurchase on the open market of $20.0 million face amount of senior notes and payments under the Canadian revolving credit facilities.

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

Under its January 2001 credit facility that continues until March 2006, Ceridian has $63.0 million available at June 30, 2001 under its current commitment of $350.0 million and may request an additional commitment of up to $150.0 million. The January 2001 credit facility, cash balances and expected positive operating cash flows are expected to meet Ceridian’s currently planned needs for capital expenditures and acquisitions.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Ceridian’s market risk exposure is primarily interest rate risk related to revenue derived from customer payroll and tax filing deposits. There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2001. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Ceridian’s exposure to other forms of market risk, including foreign exchange risk, is negligible. Foreign operations consist of payroll and human resource operations in Canada and the UK. These foreign operations serve their respective domestic markets, with all revenues and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in comprehensive income, and are not hedged.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Part II. Other Information

Item 1.   Legal Proceedings

Ceridian and its subsidiaries are involved in a number of judicial and administrative proceedings considered normal in the nature of their current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on the part of Ceridian.

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, Ceridian is not always able to estimate the amount of its possible future liabilities. There can be no certainty that Ceridian may not ultimately incur charges in excess of presently or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of management that the final disposition of these proceedings will not, considering the merits of the claims and available reserves, have a material adverse effect on Ceridian’s financial position or results of operations.

Flying J and NCR

Flying J, Inc., which operates a chain of truck stops, and its affiliated entities, TCH, LLC, CFJ Properties, Inc., TFJ and TON Services, Inc., filed a complaint in the United States District Court for the Northern District of Utah against Comdata Network, Inc., a wholly-owned subsidiary of Ceridian, alleging violations of federal and state antitrust laws and asserting state law claims of interference with contractual relations and unfair competition. The complaint, which was originally filed on July 11, 1996, was subsequently amended four times. In addition, NCR Corporation intervened in this lawsuit as an additional plaintiff, filing a complaint on September 10, 1999, alleging claims similar to those asserted by the original plaintiffs (Flying J, its affiliated entities and NCR are referred to herein as “Flying J Plaintiffs”). This lawsuit was set for a jury trial beginning in June 2001. On November 15, 2000, Flying J served and filed a complaint against Ceridian in the same court accompanied by a motion to stay following Ceridian’s answer. The complaint against Ceridian contained largely the same allegations as were brought against Comdata. Comdata believed that the amount of actual damages that the Flying J Plaintiffs were claiming was in the range of $200 to $300 million prior to trebling. Effective as of May 21, 2001, Comdata and Ceridian, without admitting any wrongdoing or liability and to avoid the expense of further litigation, entered into a Settlement Agreement and Release with the Flying J Plaintiffs which resulted in a payment to the Flying J Plaintiffs of $49 million; license agreements entered into between Comdata and plaintiff TCH LLC and Comdata and Flying J; and a complete dismissal with prejudice of all the lawsuits. The forms of the license agreements with Flying J, Inc. and TCH LLC are substantially similar in form to other license agreements granted by Comdata relating to (i) processing of the Comdata card services over third party point-of-sale systems; and (ii) processing of third party cards on Comdata’s Trendar point-of-sale system.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Item 4. Submission of Matters to a Vote of Security Holders

Ceridian’s annual meeting of stockholders was held on May 24, 2001. Of the 145,829,422 shares of Ceridian common stock entitled to vote at the meeting, 131,586,143 shares were present at the meeting in person or by proxy.

The nine people designated by Ceridian’s Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld
Bruce R. Bond	131,282,136	304,007

William J. Cadogan	131,235,408	350,735

Nicholas D. Chabraja	131,280,414	305,729

Robert H. Ewald	131,292,269	293,874

Ronald T. LeMay	131,083,501	502,642

George R. Lewis	131,278,462	307,681

Ronald L. Turner	131,285,468	300,675

Carole J. Uhrich	131,274,850	311,293

Paul S. Walsh	125,610,518	5,975,625

Stockholders also voted to approve the Ceridian Corporation 2001 Long Term Stock Incentive Plan. The number of votes FOR approval of this plan was 111,719,354; the number AGAINST was 6,375,229; and the number ABSTAINING was 113,855.

Item 5. Other Information

Effective as of July 31, 2001, Mr. Paul S. Walsh resigned from the Board of Directors and committees of Ceridian. Mr. Walsh advised the Company that he was resigning from the Board for personal reasons associated with the difficult logistics of attending Ceridian meetings while residing in the United Kingdom, and did not state that he has disagreements with Ceridian on any matter, including matters relating to Ceridian’s operations, policies or practices.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2001

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

None.

      (b)   Reports on Form 8-K.

On April 18, 2001, Ceridian filed a Current Report on Form 8-K, dated April 18, 2001, containing its press release reporting first quarter 2001 earnings results.

On May 22, 2001, Ceridian filed a Current Report on Form 8-K, dated May 21, 2001, containing a joint press release with its Comdata Network, Inc. subsidiary reporting that Ceridian and Comdata, without admitting any wrongdoing or liability and to avoid the uncertainties of jury trial litigation, entered into a Settlement Agreement and Release with Flying J, Inc. and certain of its affiliated entities.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: August 13, 2001	/s/ L. D. Gross

L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)