Form 10-Q
period 2001-09-30
CERIDIAN CORP /DE/
filed 2001-11-13
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                                      to

Commission file number:   1-15168

CERIDIAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-1981625
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3311 East Old Shakopee Road, Minneapolis, Minnesota	55425
(Address of principal executive offices)	(Zip Code)

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

        YES         X                  NO

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2001, was 146,292,283.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Pages

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000	3
Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	4
Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000	5
Notes to Consolidated Financial Statements	6

     In the opinion of Ceridian Corporation (“Ceridian” or the “Company”), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company’s financial position as of September 30, 2001, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2001 and 2000.

     The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in millions, except per share data)	Ceridian Corporation and Subsidiaries

	For Periods Ended September 30,
	Three Months		Nine Months
	2001	2000	2001	2000

Revenue	$280.9	$279.3	$880.6	$872.0
Costs and Expenses
Cost of revenue	141.0	135.4	428.9	424.8
Selling, general and administrative	92.2	84.3	302.3	267.9
Research and development	14.0	15.8	45.1	46.1
Other expense (income)	(1.9)	0.8	48.2	32.2

Total costs and expenses	245.3	236.3	824.5	771.0

Earnings before interest and taxes	35.6	43.0	56.1	101.0
Interest income	2.5	1.0	6.0	2.8
Interest expense	(3.5)	(10.4)	(16.5)	(29.9)

Earnings before income taxes	34.6	33.6	45.6	73.9
Income tax provision	14.0	13.3	18.9	28.7

Earnings from continuing operations	20.6	20.3	26.7	45.2
Discontinued operations	—	15.2	5.2	38.4

Net earnings	$20.6	$35.5	$31.9	$83.6

Basic earnings per share
Continuing operations	$0.14	$0.14	$0.18	$0.31
Net earnings	$0.14	$0.24	$0.22	$0.58
Diluted earnings per share
Continuing operations	$0.14	$0.14	$0.18	$0.31
Net earnings	$0.14	$0.24	$0.22	$0.57
Shares used in calculations (in 000’s)
Weighted average shares (basic)	146,149	145,380	145,966	145,073
Dilutive securities	3,207	2,150	2,460	1,399

Weighted average shares (diluted)	149,356	147,530	148,426	146,472

Antidilutive shares excluded (in 000’s)	5,698	4,818	5,427	6,173

FORM 10-Q CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in millions)	Ceridian Corporation and Subsidiaries

	September 30,	December 31,
Assets	2001	2000

Cash and equivalents	$92.1	$118.5
Short-term investments	22.0	40.1
Trade receivables, less allowance of $16.9 and $17.4	450.6	438.3
Other receivables	21.8	22.6
Current portion of deferred income taxes	44.0	41.8
Net assets of discontinued operations	—	28.2
Other current assets	25.2	25.9

Total current assets	655.7	715.4
Property, plant and equipment, net	158.3	160.4
Goodwill, net	870.7	897.9
Other intangible assets, net	119.4	128.4
Software and development costs, net	85.8	57.0
Prepaid pension cost	133.1	128.1
Other noncurrent assets	37.8	0.8

Total assets before funds held for clients	2,060.8	2,088.0
Payroll and tax filing client funds	2,388.2	2,945.0

Total assets	$4,449.0	$5,033.0

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$1.2	$0.3
Accounts payable	33.6	31.7
Drafts and customer funds payable	198.4	172.1
Customer advances	12.0	14.5
Deferred income	31.0	38.5
Accrued taxes	75.4	76.0
Employee compensation and benefits	51.4	65.8
Other accrued expenses	49.3	75.0

Total current liabilities	452.3	473.9
Long-term obligations, less current portion	260.3	500.3
Deferred income taxes	76.2	67.7
Employee benefit plans	75.5	75.7
Other noncurrent liabilities	34.4	34.2

Total liabilities before client fund obligations	898.7	1,151.8
Client fund obligations	2,388.2	2,945.0

Total liabilities	3,286.9	4,096.8
Stockholders’ equity	1,162.1	936.2

Total liabilities and stockholders’ equity	$4,449.0	$5,033.0

See notes to consolidated financial statements.

FORM 10-Q CONSOLIDATED STATEMENTS OF CASH FLOWS	Ceridian Corporation and Subsidiaries

(Unaudited)	For Periods Ended September 30,
(Dollars in millions)	Nine Months
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$31.9	$83.6
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Earnings from discontinued operations	(5.2)	(38.4)
Deferred income tax provision	4.8	48.5
Depreciation and amortization	71.4	65.6
Gains on marketable and derivative securities	(18.2)	—
Asset write-downs	6.1	18.3
Other	3.6	1.9
Net change in working capital items:
Trade and other receivables	(15.4)	(41.6)
Accounts payable	8.3	(1.0)
Drafts and customer funds payable	19.6	52.3
Employee compensation and benefits	(14.3)	(7.4)
Accrued taxes	0.6	1.3
Other current assets and liabilities	(15.5)	(3.6)
Cash provided by operating activities of discontinued operations	(0.8)	34.3

Net cash provided by operating activities	76.9	213.8
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(31.4)	(54.4)
Expended for software and development costs	(41.0)	(18.8)
Expended for investments in and advances to businesses, less cash acquired	(12.1)	(65.1)
Proceeds from sales of businesses and assets	17.9	15.1
Cash used for investing activities of discontinued operations	(1.2)	(1.8)

Net cash provided by (used for) investing activities	(67.8)	(125.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	189.9	(37.8)
Repayment of other debt	(456.6)	(20.5)
Repurchase of stock	—	(1.4)
Exercise of stock options and other	6.2	13.7
Cash provided by financing activities of discontinued operations	225.0	—

Net cash provided by (used for) financing activities	(35.5)	(46.0)

NET CASH PROVIDED (USED)	(26.4)	42.8
Cash and equivalents at beginning of period	118.5	58.5

Cash and equivalents at end of period	$92.1	$101.3

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
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

Earnings from discontinued operations of $5.2 reported for 2001 represent a reduction of the $6.9 loss from disposition of Arbitron that was reported in the fourth quarter 2000. Earnings from discontinued operations for the three and nine month periods of 2000 represent the results of operations for Arbitron, which was determined to be a discontinued operation as of July 18, 2000.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

Under an agreement with a syndicate of commercial banks dated January 31, 2001, Ceridian entered into a $350.0 domestic revolving credit facility, of which $50.0 may be used for letters of credit, that expires in March 2006. This January 2001 credit facility also permits the Company to request that the bank syndicate use its best efforts to provide additional commitments so long as the total commitment does not exceed $500.0. The January 2001 credit facility is unsecured and its pricing for both loans and letters of credit is based on Ceridian’s senior unsecured debt ratings and LIBOR. The interest rate on borrowings under this facility was 3.7% as of September 30, 2001. Under the terms of the January 2001 credit facility, Ceridian’s consolidated debt must not exceed its stockholders’ equity as of the end of any fiscal quarter, and the ratio of Ceridian’s earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. This facility also limits among other things liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures.

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

At September 30, 2001, advances of $255.0 and a letter of credit in the amount of $2.0 were outstanding under the January 2001 credit facility. The Company was in compliance with all covenants contained in the January 2001 credit facility at September 30, 2001. During third quarter 2001, the Company made a $30.0 payment on the January 2001 credit facility. In addition, the balance outstanding on the Company’s Canadian revolving credit agreements was reduced from $19.1 to $3.9 by payments of $15.0 and translation adjustments of $0.2 during the first nine months of 2001.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. (“FAS”) 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

FAS 144, issued in October 2001, supercedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” removing from its scope any reference to goodwill impairment and offering guidance on using cash flows to value long-lived assets. In addition, FAS 144 supercedes the accounting and reporting provisions for the disposal of a business presented in Accounting Principles Board Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions,” primarily by broadening the definition of a “discontinued operation” to include business components not considered business segments.

The Company is required to adopt the provisions of FAS 141 immediately and FAS 142 and FAS 144 effective January 1, 2002. Furthermore, all goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature until FAS 142 is adopted. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with appropriate pre-FAS 142 and 144 literature until January 1, 2002.

FAS 141 requires, as of January 1, 2002, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. As of the same date, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first interim period.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In connection with the transitional goodwill impairment evaluation, FAS 142 requires the Company to perform an assessment by June 30, 2002 to determine whether goodwill was impaired as of the date of adoption. Any transitional impairment loss will be measured as of January 1, 2002 and reflected as a first quarter 2002 cumulative effect of a change in accounting principle in the Company’s statement of earnings as soon as practicable but not later than December 31, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $860.0 and unamortized identifiable intangible assets in the amount of $115.0 both of which are subject to the transition provisions of FAS 141 and FAS 142. The pro forma effect of cessation of goodwill amortization prescribed by FAS 142 would increase earnings from continuing operations by $29.6 or $0.20 per diluted common share for the year 2000 and $22.8, or $0.15 per diluted common share, for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting FAS 141, FAS 142 and FAS 144, it is not practicable to reasonably estimate the impact of their adoption on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

OTHER EXPENSE (INCOME)
	For Periods Ended September 30,
	Three Months		Nine Months
	2001	2000	2001	2000

Litigation costs	$—	$—	$53.7	$—
Asset write-downs	—	—	6.1	18.3
Accrued exit costs (net of recoveries)	—	—	6.7	12.2
Foreign currency translation expense (income)	—	—	0.1	0.2
Gain on sale of marketable securities	(2.0)	—	(15.6)	—
Gain on derivative securities	—	—	(2.6)	—
Loss (gain) on sale of assets	0.1	0.9	(0.2)	1.0
Minority interest and equity in operations of affiliates	—	—	—	0.8
Other expense (income)	—	(0.1)	—	(0.3)

Total	$(1.9)	$0.8	$48.2	$32.2

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME) (Continued)

Unusual Losses (Gains)
During the second quarter 2001, the Company incurred litigation costs of $53.7 of which $52.4 related to the Comdata Flying J litigation. During the first nine months of 2001, Ceridian recognized a gain of $15.6 from the sale of its holdings of HotJobs.com, Ltd. common stock, as further described in an accompanying note entitled “Investing Activity.” In addition, during first quarter 2001, the Company recorded accrued exit costs of $6.7, net of recoveries from first quarter 2000 charges of $3.2, and impairment losses from asset write-offs of $6.1. The first quarter 2001 accrued exit costs include a $6.6 charge for the termination by Comdata of an outsourced transaction processing contract as well as severance costs of $2.3, representing 250 employees terminated by June 30, 2001, and excess facility costs of $1.0, related to a planned small business disposition and the consolidation of certain HRS operations in Boston, Mass. into operations in Philadelphia, Penn. The first quarter 2001 recovery of first quarter 2000 estimated HRS severance costs of $3.2 was due primarily to a reduction in the scale of downsizing of the St. Louis, Mo. customer service operations. The HRS impairment losses involve the write-off of surplus furniture and equipment, a reduction of excess costs on a software development project and the write-off of goodwill related to a small business that Ceridian plans to sell. The accompanying table provides details on the initial charges and their disposition.

	Asset
	Write-downs	Accrued Exit Costs			Total

		Severance	Occupancy	Other

2000
Total initial charges	$18.3	$16.4	$8.7	$1.3	$44.7
Less asset write-downs	(18.3)	—	—	—	(18.3)

Total accrued charges	$—	16.4	8.7	1.3	26.4

2000 payments		(9.2)	(5.1)	(1.3)	(15.6)
2001 payments		(3.3)	(1.8)	—	(5.1)
2001 recoveries		(3.2)	—	—	(3.2)

Balance at September 30, 2001		$0.7	$1.8	$—	$2.5

2001
Total initial charges	$6.1	$2.3	$1.0	$6.6	$16.0
Less asset write-downs	(6.1)	—	—	—	(6.1)

Total accrued charges	$—	2.3	1.0	6.6	9.9

2001 payments		(1.9)	(0.9)	(6.6)	(9.4)

Balance at September 30, 2001		$0.4	$0.1	$—	$0.5

Total at September 30, 2001		$1.1	$1.9	$—	$3.0

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY

At September 30, 2001 and December 31, 2000, short-term investments included $22.0 of U.S. government agency debt securities carried at cost, which approximates fair value, and money market securities supporting benefits services customer deposit liabilities. At December 31, 2000, short-term investments also included 1,580,023 shares of HotJobs.com, Ltd. common stock with an estimated fair value of $18.1 at that date, which also represented the unrealized gain on these securities. During the first quarter of 2001, Ceridian sold 1,020,000 shares of HotJobs.com, Ltd. common stock for aggregate proceeds of $12.3. During second quarter 2001, Ceridian sold 400,564 shares of HotJobs.com, Ltd. common stock for aggregate proceeds of $1.3. The final 159,459 shares of HotJobs.com, Ltd. common stock was sold July 2001 for aggregate proceeds of $2.0. Gain or loss on these securities was recognized as the securities were sold.

In March 2001, Ceridian entered into an agreement with Ultimate Software Group, Inc. (“Ultimate”) in which Ceridian is granted a non-exclusive license to use Ultimate’s UltiPro software as part of a Web-enabled integrated ASP offering to middle market Ceridian customers. Ceridian made an up-front payment to Ultimate of $10.0, half of which is subject to the successful transfer of technology to Ceridian. The refundable portion is reported in other noncurrent assets and the non-refundable portion is reported in purchased software. Following the technology transfer, Ceridian will pay a monthly fee based on the number of employees paid using the Ultimate software. Under the agreement, Ceridian may not acquire an equity interest in Ultimate greater than 14.99% through purchases in the open market or from third parties.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
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

As of September 30, 2001, the interest rate collars were revalued resulting in a noncurrent asset of $27.2 and credits of $16.0 in accumulated other comprehensive income and $8.6 in deferred tax liability. The credit to accumulated other comprehensive income will be reclassified to revenue as cash is received or paid on collar settlements. As of September 30, 2001, the Company expects to reclassify $17.4 of this amount to revenue during the next 12 months as settlements occur.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

     STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2001	2000

Common Stock
Par value — $.01 and $.50
Shares authorized — 500,000,000
Shares issued — 146,269,567 and 161,685,596	$1.5	$80.8
Shares outstanding — 146,266,905 and 145,754,381
Additional paid-in capital	866.1	1,122.7
Retained earnings	296.6	81.8
Treasury stock, at cost (2,662 and 15,931,215 common shares)	—	(342.9)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	16.0	—
Unrealized gain (loss) on marketable securities	(0.4)	11.7
Cumulative translation adjustment	(8.4)	(8.7)
Pension liability adjustment	(9.3)	(9.2)

Total stockholders’ equity	$1,162.1	$936.2

Changes in stockholders’ equity are discussed in the note entitled “Reverse Spin-Off Transaction.”

COMPREHENSIVE INCOME (LOSS)
	For Periods Ended September 30,
	Three Months		Nine Months
	2001	2000	2001	2000

Net earnings	$20.6	$35.5	$31.9	$83.6

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	1.9	1.9	0.3	(1.2)
Change in unrealized gain from derivative securities	22.5	(0.7)	29.5	(1.0)
Change in unrealized gain from marketable securities	(0.6)	25.0	(3.1)	25.0
Change in pension liability	—	—	(0.1)	—
Less unrealized gain previously reported on derivative and marketable securities settled or sold in this period	(5.8)	0.7	(20.5)	1.0

Total other comprehensive income before income taxes	18.0	26.9	6.1	23.8
Income tax effect	(5.6)	(8.8)	(2.0)	(8.8)

Total other comprehensive income after income taxes	12.4	18.1	4.1	15.0

Comprehensive income	$33.0	$53.6	$36.0	$98.6

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

PAYROLL AND TAX FILING CLIENT FUNDS

In connection with its HRS payroll and tax filing services in the U.S. and Canada, Ceridian derives revenue from income it receives from the investment of client funds pending their remittance to settle client obligations. Ceridian invests a portion of the client funds in money market and other short-term investments to provide liquidity to meet client fund obligations and high-grade marketable debt securities to produce increased investment income through higher yields to maturity.

Due to the positive intent and ability of the Company to hold the marketable debt securities until maturity and supporting historical experience, these securities are classified as held-to-maturity and are measured by amortized cost. Disposition of these securities before maturity is expected to be limited to unusual circumstances such as significant deterioration of the issuer’s creditworthiness or a major business combination or disposition.

As identified on the consolidated balance sheet, payroll and tax filing client funds and the offsetting obligations amounted to $2,388.2 at September 30, 2001 and $2,945.0 at December 31, 2000. This amount varies significantly during the year and averaged $1,944.1 and $1,978.1, respectively, for the nine-month periods ended September 30, 2001 and 2000. The following tables provide cost and market price information for various classifications of client fund investments and amounts by maturity date.

Investments of Payroll and Tax Filing Client Funds
	September 30, 2001		December 31, 2000
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$1,735.7	$1,735.7	$2,154.3	$2,154.3
Held-to-maturity investments:
U.S. government and agency securities	95.4	99.3	211.9	212.3
Canadian and provincial government securities	88.8	91.1	118.9	119.5
Corporate debt securities	156.3	160.8	141.6	141.5
Asset-backed securities	192.2	201.0	226.8	230.2
Mortgage-backed and other securities	119.8	123.0	91.5	91.9

Total held-to-maturity investments	652.5	675.2	790.7	795.4

Payroll and tax filing client funds	$2,388.2	$2,410.9	$2,945.0	$2,949.7

Investments of Client Funds by Maturity Date
	September 30, 2001
	Cost	Market

Due in one year or less	$1,922.1	$1,924.4
Due in one to three years	341.9	355.8
Due in three to five years	124.2	130.7

Total	$2,388.2	$2,410.9

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS
	September 30,	December 31,
	2001	2000

Property, Plant and Equipment
Land	$12.4	$12.1
Machinery and equipment	250.7	235.0
Buildings and improvements	87.2	80.7

	350.3	327.8
Accumulated depreciation	(192.0)	(167.4)

Property, plant and equipment, net	$158.3	$160.4

Goodwill
Goodwill	$983.8	$988.1
Accumulated amortization	(113.1)	(90.2)

Goodwill, net	$870.7	$897.9

Other Intangible Assets
Customer lists	$37.8	$36.1
Trademarks	50.8	49.2
Technology	43.8	43.7
Other	34.0	35.1

Total other intangible assets	166.4	164.1
Accumulated amortization	(47.0)	(35.7)

Other intangible assets, net	$119.4	$128.4

Software and Development Costs
Purchased software	$43.0	$29.8
Other software development cost	83.9	60.0

	126.9	89.8
Accumulated amortization	(41.1)	(32.8)

Software and development costs, net	$85.8	$57.0

	For Periods Ended September 30,
	Nine Months
	2001	2000

Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$31.9	$29.8
Amortization of goodwill	26.4	25.5
Amortization of other intangible assets	11.4	10.8
Amortization of software and development costs	8.9	6.7
Pension credit	(7.2)	(7.2)

Total	$71.4	$65.6

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA
	For Periods Ended
	September 30,
	Nine Months

	2001	2000

Human Resource Services
Revenue	$648.4	$646.3
EBIT before unusual charges and gains	$40.0	$74.8
Unusual (charges) gains	(3.6)	(37.0)

EBIT	$36.4	$37.8
Total assets at September 30, 2001 and December 31, 2000 before client funds	$1,281.0	$1,264.7
Payroll and tax filing client funds	2,388.2	2,945.0

Total assets at September 30, 2001 and December 31, 2000	$3,669.2	$4,209.7

Comdata
Revenue	$232.2	$225.7
EBIT before unusual charges and gains	$64.5	$56.7
Unusual (charges) gains	(59.0)	(2.6)

EBIT	$5.5	$54.1
Total assets at September 30, 2001 and December 31, 2000	$564.6	$572.6

Other
Revenue	$—	$—
EBIT before unusual charges and gains	$(0.1)	$—
Unusual (charges) gains	14.3	9.1

EBIT	$14.2	$9.1
Total assets at September 30, 2001 and December 31, 2000	$215.2	$250.7

Total Ceridian
Revenue	$880.6	$872.0
EBIT before unusual charges and gains	$104.4	$131.5
Unusual (charges) gains	(48.3)	(30.5)

EBIT	$56.1	$101.0
Total assets at September 30, 2001 and December 31, 2000 before client funds	$2,060.8	$2,088.0
Payroll and tax filing client funds	2,388.2	2,945.0

Total assets at September 30, 2001 and December 31, 2000	$4,449.0	$5,033.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian’s filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and discussed in and incorporated by reference into Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000, which factors are also incorporated herein by reference. Such important factors include implementation and success of plans to improve performance of U.S. payroll business, government regulation changes on timing of remittance and interest rate changes and investment income from customer deposits, changes in tax withholding rules, ability to increase revenue from cross-selling efforts and new products, ability to convert customer orders into revenue on a timely basis, ability to improve operating margins in Human Resource Services, customer retention, effecting system upgrades and conversions, ability to adapt to changing technology, acquisition risks, competitive conditions, liability as a portability administrator, changes in government regulations, Comdata’s relationships with key vendors and suppliers, risks associated with the Arbitron reverse spin-off, risks associated with litigation and similar matters, and other factors such as trade, monetary and fiscal policies and political and economic conditions. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

RESULTS OF OPERATIONS

Consolidated Results

For the third quarter of 2001, Ceridian reported net earnings of $20.6 million, or $ .14 per diluted share of common stock, all from continuing operations, on revenue of $280.9 million. Earnings from continuing operations for the third quarter of 2000 were $20.3 million, or $ .14 per diluted share of common stock, on revenue of $279.3 million. Net earnings for the third quarter of 2000 of $35.5 million, or $.24 per diluted share of common stock, included $15.2 million of earnings from the discontinued operations of Arbitron. For the first nine months of 2001, Ceridian reported earnings from continuing operations of $26.7 million, or $ .18 per diluted share of common stock, on revenue of $880.6 million. For the first nine months of 2000, Ceridian reported earnings from continuing operations of $45.2 million, or $ .31 per diluted share of common stock, on revenue of $872.0 million. Net earnings for the first nine months of 2001 included a $5.2 million reduction of the previously reported loss from the Arbitron reverse spin-off. Net earnings for the first nine months of 2000 included $38.4 million of earnings from the discontinued operations of Arbitron. Results for the comparative periods also included unusual items that are described in the section of this discussion entitled “Unusual Items.”

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Statements of Operations Third Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue	$280.9	$279.3	1.6	0.6	100.0	100.0
Cost of revenue	141.0	135.4	5.6	4.1	50.2	48.5
Goodwill amortization	8.7	9.0	(0.3)	(2.7)	3.1	3.2
SG&A expense — other	83.5	75.3	8.2	10.8	29.7	27.0
R&D expense	14.0	15.8	(1.8)	(11.7)	5.0	5.7
Other expense (income)	(1.9)	0.8	(2.7)	NM	(0.7)	0.3
Total costs and expenses	245.3	236.3	9.0	3.8	87.3	84.6
EBIT	35.6	43.0	(7.4)	(16.9)	12.7	15.4
Interest income	2.5	1.0	1.5	NM	0.9	0.3
Interest expense	(3.5)	(10.4)	6.9	(65.5)	(1.3)	(3.7)
Earnings before income taxes	34.6	33.6	1.0	3.1	12.3	12.0
Income tax provision	14.0	13.3	0.7	5.6	5.0	4.7
Earnings from continuing operations	$20.6	$20.3	0.3	1.4	7.3	7.3
Diluted earnings per share	$0.14	$0.14	—	—

Comparing the third quarter of 2001 to the third quarter of 2000, consolidated revenue increased by 0.6%, as Comdata revenue increased by 4.7% while HRS revenue declined by 0.9%. The key factors adversely affecting revenue in the quarterly comparison for HRS were a lower number of customer employees, the weakness of the Canadian dollar and pound sterling against the U.S. dollar and lower yields on invested payroll and tax filing client funds. The key factor limiting revenue growth for Comdata was the impact of the general economic slowdown on the transportation industry. Key factors benefiting revenue growth included a higher level of orders in HRS, increased utilization of stored value cards for Comdata, and improved customer retention and satisfaction in both business segments. The revenue benefit of order growth has been restrained by customer-requested delays for installations, particularly during the third quarter of 2001.

Total costs and expenses increased by $9.0 million in the quarterly comparison, due principally to a $12.1 million increase in selling expense, substantially all of which related to HRS. Other HRS costs and expenses for the third quarter of 2001 decreased by $1.8 million over third quarter 2000. Comdata’s costs and expenses for the current quarter were little changed from the third quarter 2000 level. Comparative costs and expenses are further discussed in the following section entitled “Business Segments.”

Interest income increased by $1.5 million in the quarterly comparison due largely to $1.8 million of interest related to receipt of a state tax refund during the third quarter of 2001. Interest expense decreased by $6.9 million due primarily to the refinancing of the Company’s debt in connection with the Arbitron reverse spin-off transaction, which is further described in the note to the consolidated financial statements entitled “Financing,” and lower interest rates. The effective tax rate for the third quarter of 2001 was 40.5% compared to 39.5% for the third quarter of 2000.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Statements of Operations Year-To-Date September 30 Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue	$880.6	$872.0	8.6	1.0	100.0	100.0
Cost of revenue	428.9	424.8	4.1	1.0	48.7	48.7
Goodwill amortization	26.4	25.5	0.9	3.3	3.0	2.9
SG&A expense — other	275.9	242.4	33.5	13.9	31.3	27.8
R&D expense	45.1	46.1	(1.0)	(2.3)	5.1	5.3
Other expense (income)	48.2	32.2	16.0	49.6	5.5	3.7
Total costs and expenses	824.5	771.0	53.5	6.9	93.6	88.4
EBIT	56.1	101.0	(44.9)	(44.4)	6.4	11.6
Interest income	6.0	2.8	3.2	113.5	0.7	0.3
Interest expense	(16.5)	(29.9)	13.4	(44.6)	(1.9)	(3.4)
Earnings before income taxes	45.6	73.9	(28.3)	(38.2)	5.2	8.5
Income taxes	18.9	28.7	(9.8)	(34.2)	2.2	3.3
Earnings from continuing operations	$26.7	$45.2	(18.5)	(40.8)	3.0	5.2
Diluted earnings per share	$0.18	$0.31	(0.13)	(41.9)

In the first nine months of 2001, consolidated revenue increased by $8.6 million compared to the first nine months of 2000 with each business segment experiencing modest revenue growth. The key factors affecting revenue growth in the first nine months comparison were the same as in the quarterly comparison.

Total costs and expenses for the nine months of 2001 increased by $53.5 million over the comparable year-to-date 2000 amount. The principal factors affecting this comparison were increases of $30.2 million in HRS selling expense and $16.0 million in other expense (income). The increase in selling expense reflects a significant expansion and restructuring of the HRS sales force. The increase in other expense (income) related substantially to unusual gains and losses recorded in the first half of 2001 and the first quarter of 2000 that are further described in the sections below entitled “Other” and “Unusual Items.” HRS costs and expenses increased by $3.5 million in the year-to-date comparison with the increase in selling expense more than offset by a decrease in unusual costs from $37.0 million recorded in the first quarter of 2000 to $3.6 million recorded in the first quarter of 2001. Comdata’s costs and expenses increased by $55.1 million in the year-to-date comparison, which included first quarter 2001 contract termination costs of $6.6 million in addition to the $52.4 million of litigation costs in second quarter 2001. Unusual charges recorded in the first quarter of 2000 were $2.6 million. The year-to-date increase in total costs and expenses for the Company’s business segments was reduced by a net increase of $5.1 million in net gains not allocated to the business segments (“Other”) and reported as other expense (income). Comparative costs and expenses are further discussed in the following section entitled “Business Segments.”

Interest income increased by $3.2 million in the nine months comparison due to interest on a state tax refund received during the third quarter of 2001 and an accumulation of cash in the first quarter of 2001 in preparation for the spin-off of Arbitron. Interest expense decreased by $13.4 million due primarily to the refinancing of the Company’s debt in connection with the Arbitron reverse spin-off transaction, which is further described in the note to the consolidated financial statements entitled “Financing,” and lower interest rates. Income taxes decreased by $9.8 million in the year-to-date comparison primarily due to the decrease in pre-tax earnings. The effective tax rate for the first nine months of 2001 was 41.4% compared to 38.8% for the first nine months of 2000.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Business Segment Results

Segment Third Quarter Comparisons					(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2001	2000	$	%	2001	2000

Revenue
HRS	$202.3	$204.3	(2.0)	(0.9)	72.0	73.1
Comdata	78.6	75.0	3.6	4.7	28.0	26.9
Total	$280.9	$279.3	1.6	0.6	100.0	100.0
EBIT
HRS	$8.5	$20.5	(12.0)	(58.5)	4.2	10.0
Comdata	25.2	22.5	2.7	12.5	32.1	29.9
Other	1.9	—	1.9	NM	NM	NM
Total	$35.6	$43.0	(7.4)	(16.9)	12.7	15.4

Segment Year-To-Date September 30 Comparisons					(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2001	2000	$	%	2001	2000

Revenue
HRS	$648.4	$646.3	2.1	0.3	73.6	74.1
Comdata	232.2	225.7	6.5	2.9	26.4	25.9
Total	$880.6	$872.0	8.6	1.0	100.0	100.0
EBIT
HRS	$36.4	$37.8	(1.4)	(3.5)	5.6	5.8
Comdata	5.5	54.1	(48.6)	(89.9)	2.4	23.9
Other	14.2	9.1	5.1	55.9	NM	NM
Total	$56.1	$101.0	(44.9)	(44.4)	6.4	11.6

Human Resource Services
Third quarter 2001 revenue in HRS decreased by $2.0 million compared to the third quarter of 2000 as revenue increases totaling $2.8 million in the work/life and benefits services businesses and $3.2 million in HRS operations in Canada and the United Kingdom were offset by a decrease totaling $7.9 million in the U.S. payroll and training businesses. For the nine months ended September 30, 2001, HRS revenue increased by $2.1 million over the first nine months of 2000 as increases totaling $10.3 million in the work/life and benefits services businesses and $9.5 million in HRS operations in Canada and the United Kingdom more than offset a decrease of $17.6 million in the U.S. payroll and training businesses. Ceridian sold its training business during the third quarter of 2001. The reduction in U.S. payroll services revenue relates primarily to the impact of a general economic slowdown on customer employment levels and, to a lesser extent, customer-requested installation delays, particularly in the third quarter of 2001. This reduction was offset in part by a general price increase in the first quarter of 2001. Revenue performance for Canada and the UK was reduced by $1.2 million in the quarterly comparison and $6.4 million in the year-to-date comparison due to the weakness of the Canadian dollar and pound sterling against the U.S. dollar. Interest income from investment of payroll and tax filing client funds included in HRS revenue decreased by $4.8 million in the quarterly comparison as the average yield fell from 6.16% for the 2000 period to 5.37% in the 2001 period. In the year-to-date comparison, revenue decreased by $7.4 million as the average yield fell from 6.04% for the 2000 period to 5.64% for the 2001 period.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Ceridian has in place interest rate collars with an average floor of 5.2% covering $700 million of short-term client fund investments that, along with longer term investments and floating rate debt, should minimize the effect of any further decline in interest rates. With the exception of one $100 million contract that expires in June 2002, the contracts begin expiring in 2003. The average balance of invested funds decreased by 5.7% in the quarterly comparison as the U.S. balance declined by 7.0%, while an increase in the Canadian balance was more than offset by currency rate changes. The average balance of invested funds was down 1.7% in the year-to-date comparison as an increase in the U.S. dollar equivalent of the Canadian balance was more than offset by the decrease in the U.S. balance. The decreases in the quarterly comparison for U.S. payroll and tax filing client fund balances are largely due to a decrease in the number of employees of existing customers and reduced Federal income tax withholding resulting from tax legislation effective in July 2001.

HRS costs and expenses increased by $10.0 million from the third quarter of 2000 to the third quarter of 2001 and increased by $3.5 million from the first nine months of 2000 to the first nine months of 2001. The comparisons reflect the impact of unusual items recorded in the first quarters of 2000 and 2001 and the Company’s commitment in late 2000 to add approximately 160 sales personnel and to reorganize and better compensate its sales force. The impact of the unusual items is further discussed in the section below entitled “Unusual Items.” Cost of revenue for the third quarter of 2001 increased by $3.7 million over the third quarter of 2000 due in part to approximately $1.0 million of incremental costs associated with increased volume in the employee assistance services of LifeWorks. The increases in HRS SG&A expense amounted to $7.8 million in the quarterly comparison and $31.9 million in the nine months comparison. These increases were due largely to selling expense increases of $12.0 million and $30.2 million in the respective comparisons, reflecting the significant additions to the sales force in U.S. operations in late 2000 and early 2001, reorganization costs and higher compensation levels. General and administrative expense decreased by $4.1 million in the quarterly comparison and increased by $1.8 million in the year-to-date comparison as reduced expectations for incentive payouts in the current quarter offset the impact of management reorganization costs and higher compensation levels earlier in 2001. R&D expense increased by $2.2 million in the year-to-date comparison reflecting U.S. payroll, benefit services and tax filing services product development efforts, while the quarterly comparison showed a decrease of $0.6 million.

Comdata
Comdata revenue for the third quarter of 2001 increased by $3.6 million over revenue for the third quarter of 2000 and by $6.5 million for the first nine months of 2001 compared to the first nine months of 2000. Revenue increases in the retail cash card business amounted to $3.8 million in the quarterly comparison and $14.4 million in the first nine months comparison. The revenue comparisons were adversely affected by a reduction in the number of transportation customer fuel transactions and lower diesel fuel prices. The year-to-date comparison is also affected by $8.9 million of revenue recorded in the first nine months of 2000 by the phone resale business sold in July 2000. Lower revenues for permitting also limited revenue growth in both comparisons, while local fueling operations have begun bringing recently signed major customers online.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Comdata’s costs and expense increased by $0.9 million from the third quarter of 2000 to the third quarter of 2001 and by $55.1 million in the first nine months comparison, the latter due largely to the Flying J litigation costs of $52.4 million recorded in the second quarter of 2001. Without regard to these litigation costs, total costs and expenses would have increased by $2.7 million in the year-to-date comparison. Cost of revenue increased by $1.8 million in the quarterly comparison and was essentially unchanged in the year-to-date comparison reflecting costs associated with higher revenue from the retail cash card business in both periods and $6.8 million cost savings from July 2000 sale of the phone resale business in the year-to-date comparison. Cost of revenue savings of $2.0 million in the quarterly comparison and $4.2 million in the year-to-date comparison related to bringing an outsourced transaction processing service in-house during the first quarter of 2001. The bad debt provision of $2.8 million for the third quarter of 2001 increased by $0.6 million over the third quarter 2000 amount. The bad debt provision of $9.7 million for the first nine months of 2001 is essentially flat with the comparable 2000 period as Comdata continues its efforts to improve the quality of customer accounts in the face of the general economic slowdown. Selling expense changed little between the comparative periods. General and administrative expenses were little changed in the quarterly comparison and decreased by $2.5 million in the year-to-date comparison. The year-to-date increase includes $1.9 million of goodwill and other intangibles amortization costs resulting principally from the acquisition of the remaining interest in Stored Value Systems, Inc. in March 2000. R&D expense decreased by estimated $1.2 million and $3.2 million, respectively, in the quarterly year-to-date comparisons due largely to cost savings resulting from the termination of an outsourced transaction processing development arrangement. Other expense (income) in the first nine months of 2001 included the third quarter Flying J litigation costs of $52.4 million and a first quarter $6.6 million transaction processing contract termination charge. The first quarter of 2000 included $2.6 million of unusual charges related primarily to facility closures. These unusual charges are further described in the section below entitled “Unusual Items.”

Other
Other includes the unallocated amounts related to the corporate center operations of Ceridian. The reported EBIT for the first nine months of 2001 relates substantially to gains of $15.6 million from the sale of marketable securities described in the note to the consolidated financial statements entitled “Investing Activity.” The reported EBIT for the first nine months of 2000 relates to the recovery of accruals in the amount of $10.0 million from unusual charges recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual charges. Further details on unusual charges and recoveries are provided in the section below entitled “Unusual Items.”

Unusual Items

	For Periods Ended September 30,
	Three Months		Nine Months
	2001	2000	2001	2000

Gain on sale of marketable securities	$(2.0)	$—	$(15.6)	$—
Accrued exit costs (severance, occupancy and contract terminations)	—	—	9.9	26.4
Recoveries of 2000 severance in 2001 and 1997 other exit costs in 2000	—	—	(3.2)	(14.2)
Impairment loss due to asset write-downs	—	—	6.1	18.3
Gain on derivative securities	—	—	(2.6)	—
Litigation costs	—	—	53.7	—

Total	$(2.0)	$—	$48.3	$30.5

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

The gain on sale of marketable securities of $15.6 million is further described in the note to the consolidated financial statements entitled “Investing Activity.” The gain on derivative securities, related to the adoption of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is further described in the note to the consolidated financial statements entitled “Derivative Securities.” The litigation costs include a settlement of $49.0 million and other costs of $3.4 million related to the Flying J litigation and a provision of $1.3 million for litigation costs not allocated to the business segments, recorded in the second quarter of 2001.

The year-to-date 2001 unusual items include first quarter 2001 accrued exit costs and asset write-downs resulted from management decisions by Comdata in February 2001 to bring certain transaction processing operations in-house and by HRS in March 2001 to consolidate certain work/life employee assistance operations located in Boston, Mass. into a similar operation in Philadelphia, Penn., prepare a small training business for sale, and write off excess costs related to a software development project. The accrued exit costs of $9.9 million include $6.6 million for termination by Comdata of an outsourced transaction processing contract (paid during first quarter 2001), HRS severance costs of $2.3 million (representing 250 employees terminated by June 30, 2001) and excess occupancy costs (primarily from idled leased space) of $1.0 million. Recoveries of $3.2 million relate primarily to a reduction in the scale of downsizing of the HRS St. Louis, Mo. customer service operations provided for in the first quarter of 2000. The asset write-downs of $6.1 million included $1.1 million for surplus furniture and equipment, $1.9 million of goodwill and $3.1 million of software and development cost. The impairment of goodwill was determined by comparing the carrying value of goodwill that was related to the small training business held for sale to the excess of the fair value of the business over the carrying value of its net assets, not including goodwill. The impairment of software and development costs resulted from the decision to enter into a software licensing agreement with Ultimate Software Group, Inc. to provide payroll services to middle-market Ceridian customers rather than to develop such a software product internally. The amount of the write-down was determined by comparing the project carrying cost to the recoverable value of the hardware and developed software used in the project. As of September 30, 2001, payments of $1.9 million had reduced the accrued severance costs to a balance of $0.4 million. At the same date, payments of $7.5 million had reduced the accrued other exit costs to a balance of $0.1 million.

The year-to-date 2000 results reflected $44.7 million of unusual charges in first quarter, reduced by the first quarter recovery of $14.2 million of accruals from unusual charges in prior years to a net charge of $30.5 million. Of the $44.7 million of unusual pre-tax charges, $41.2 million related primarily to HRS initiatives to improve customer service and the quality of operations in the U.S. payroll business during 2000. The remaining $3.5 million related to similar activities in Comdata and corporate center operations. The unusual charges are comprised of $26.4 million of accrued exit costs and $18.3 million of asset write-downs. The accrued exit costs initially included $16.4 million of severance costs and $10.0 million of other exit costs (primarily from idled leased space). As of September 30, 2001, payments of $12.5 million and recoveries of $3.2 million had reduced the accrued severance costs to a balance of $0.7 million. At the same date, payments of $8.2 million had reduced the accrued other exit costs to a balance of $1.8 million. Further information on these activities is presented in the note to the consolidated financial statements entitled “Other Expense (Income).”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)	Nine Months Ended September 30,

	2001	2000	Change

Operating activities	$76.9	$213.8	$(136.9)
Investing activities	(67.8)	(125.0)	57.2
Financing activities	(35.5)	(46.0)	10.5
Net cash flows provided (used)	$(26.4)	$42.8	$(69.2)
Cash and equivalents at 9/30/01 and 12/31/00	$92.1	$118.5	$(26.4)

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)	Nine Months Ended September 30,

	2001	2000	Change

Earnings from continuing operations	$26.7	$45.2	$(18.5)
Provision for deferred income taxes	4.8	48.5	(43.7)
Depreciation and amortization	71.4	65.6	5.8
Gains on marketable and derivative securities	(18.2)	—	(18.2)
Asset write-downs	6.1	18.3	(12.2)
Other reconciling items	0.3	1.9	(1.6)
From continuing operations earnings	91.1	179.5	(88.4)
From continuing operations working capital activities	(13.4)	—	(13.4)
Operating cash flows from continuing operations	77.7	179.5	(101.8)
From discontinued operations	(0.8)	34.3	(35.1)
Cash flows provided by operating activities	$76.9	$213.8	$(136.9)

Cash and equivalents decreased by $26.4 million to $92.1 million during the first nine months of 2001. Operating cash flows were reduced by the $34.1 million after-tax effect payment of the Flying J litigation costs in May 2001. Without regard to the effect of these litigation costs, operating cash flows from continuing operations would have been $111.8 million in the first nine months of 2001. In addition to the Flying J litigation costs, the $88.4 million reduction in cash flows from continuing operations earnings included $43.7 million representing the loss of tax savings from use of the net operating loss carryforward that was assumed by Arbitron Inc. in connection with the spin-off. Working capital activities of continuing operations used $13.4 million more cash during the first nine months of 2001 than was the case in the comparable 2000 period. This change reflects a build-up of receivables of $15.4 million in the current year-to-date, compared to a build-up of $41.6 million in the first nine months of 2000. The $26.2 million increase in cash provided by receivables related to Comdata activities and is more than offset by a decrease of $32.7 million in cash provided by Comdata drafts payable. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affect the amount of drafts payable and receivables outstanding.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Investing cash flows in the first nine months of 2001 included capital expenditures of $31.4 million for property and equipment and $41.0 million for software and development costs, of which $23.6 million of software and development spending took place during the first quarter. Year-to-date 2001 investing cash flows also included a first quarter advance of $10.0 million to Ultimate Software Group, Inc. to acquire a non-exclusive software license. The sale of 1,580,023 shares of the common stock of HotJob.com, Ltd. during the first nine months of 2001 provided proceeds of $15.6 million. Net investing cash outflows in the first nine months of 2000 of $125.0 million included $73.2 million of capital expenditures, $65.1 million for acquisitions, $15.1 million of proceeds from sales of businesses and $1.8 million for investing activities of discontinued operations. The capital expenditures included $28.5 million of construction in progress for the new Ceridian headquarters and the renovation of a facility for the benefits services operations of HRS. The acquisition expenditures included $50.9 million for the acquisition of the remaining ownership interest in Stored Value Systems, Inc. and $14.2 million for other purchase acquisitions, primarily for a UK payroll service. Further information is provided in the note to the consolidated financial statements entitled “Investing Activity.”

Financing activities in the first nine months of 2001 largely involved transactions related to the Arbitron reverse spin-off, further described in the notes to the consolidated financial statements entitled “Reverse Spin-Off Transaction” and “Financing.” At the time of the spin-off, advances of $235.0 million from the January 2001 credit facility, the $225.0 million Arbitron payment and existing cash balances funded the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million domestic revolving credit facility dated July 1997. The redemption of senior notes required a payment of $456.5 million, which included $26.5 million under a “make-whole” provision of the senior notes agreement, based on the relationship of the nominal interest rate of the senior notes to a certain market rate. The establishment of the January 2001 credit facility resulted in the payment of $1.0 million for origination costs that will be amortized over the term of the facility. During the second quarter of 2001, Ceridian drew an additional $50.0 million of advances on the January 2001 credit facility in connection with the settlement of the Flying J litigation. In the third quarter, the Company reduced outstanding advances by $30.0 million to $255.0 million. Another $2.0 million of the credit line was utilized for letters of credit at September 30, 2001. In addition, payments of $15.0 million and currency translation adjustments of $0.2 million reduced the balance outstanding on the Canadian revolving credit agreements from $19.1 million at December 31, 2000 to $3.9 million at September 30, 2001. Financing cash flows in the first nine months of 2000 included the repurchase on the open market of $20.0 million face amount of senior notes and payments under revolving credit facilities of $25.0 million in the U.S and $12.3 million in Canada.

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

Under its January 2001 credit facility that continues until March 2006, Ceridian has $93.0 million available at September 30, 2001 under its current commitment of $350.0 million and may request an additional commitment of up to $150.0 million. The January 2001 credit facility, cash balances and expected positive operating cash flows are expected to meet Ceridian’s currently planned needs for capital expenditures and acquisitions.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Ceridian’s market risk exposure is primarily interest rate risk related to revenue derived from customer payroll and tax filing deposits. There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2001. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2001

Part II. Other Information

Item 5. Other Information

On October 24, 2001, the Board of Directors of Ceridian adopted a Stockholders Rights Plan. We refer you to the Form 8-K and Form 8-A that were filed by the Company with the Securities and Exchange Commission on November 6, 2001 for information on the Stockholders Rights Plan and the terms of the Rights.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

Exhibit	Description

10.01	Ceridian Corporation Executive Investment Plan, Third Declaration of Amendment.
10.02	Third Declaration of Amendment to Ceridian Corporation Benefit Protection Trust Agreement, effective August 1, 2001, between Ceridian Corporation and US Bank National Association.

        (b)  Reports on Form 8-K.

On July 18, 2001, Ceridian filed a Current Report on Form 8-K, dated July 18, 2001, containing its press release reporting second quarter 2001 earnings results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: November 13, 2001	/s/ L. D. Gross L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Item	Method of Filing

10.01	Ceridian Corporation Executive Investment Plan, Third Declaration of Amendment.	Filed electronically
10.02	Third Declaration of Amendment to Ceridian Corporation Benefit Protection Trust Agreement, effective August 1, 2001, between Ceridian Corporation and US Bank National Association.	Filed electronically