Form 10-K405
period 2001-12-31
CERIDIAN CORP /DE/
filed 2002-03-27
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File Number 1-15168

CERIDIAN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1981625 (I.R.S. Employer Identification No.)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425
(Address of principal executive offices)

Telephone No.: (952) 853-8100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class: Common stock, par value $.01 per share Rights to Purchase Class A Junior Participating Preferred Stock	Name of each exchange on which registered: The New York Stock Exchange The New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of Ceridian as of March 25, 2002, excluding outstanding shares beneficially owned by executive officers and directors of Ceridian, was $3,090,799,442.

The number of shares of Ceridian common stock outstanding as of March 25, 2002 was 147,348,208.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 22, 2002: Part III

PART I
Item 1. Business
Item 2. Properties
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
CERIDIAN CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in millions)
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EX-10.8 Executive Empl. Agreement - R. Turner
EX-10.9 Executive Empl. Agreement - J. Eickhoff
EX-10.10 Executive Empl. Agreement - T. Holcombe
EX-10.11 Executive Empl. Agreement - G. Krow
EX-10.12 Executive Empl. Agreement - G. Nelson
EX-10.13 Amended/Restated 2001 Long-Term Stk. Plan
EX-10.14 Form of Non-Statutory Stock Option Agrmt.
EX-10.15 Form of Restricted Stock Award Agreement
EX-10.17 Amended/Restated 2001 Director Plan
EX-10.18 Form of Non-Statutory Stock Option Agrmt.
EX-10.19 Form of Restricted Stock Award Agreement
EX-10.20 2002 Employee Stock Incentive Plan
EX-10.21 Form of Non-Qualified Stock Option Agrmt.
EX-10.22 Form of Restricted Stock Award Agreement
EX-10.35 Deferred Compensation Plan
EX-21.01 Subsidiaries of Ceridian
EX-23.01 Consent of Independent Auditors KPMG LLP
EX-24.01 Power of Attorney

CERIDIAN CORPORATION

PART I

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Cautionary Factors That Could Affect Future Results,” included in Part II, Item 7 of this report. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

        We own or have the rights to various trademarks, trade names or service marks, including the following: Ceridian Corporation® and logo, CobraServ®, Comchek®, Comchek eCash®, Comdata Corporation® and logo, Comdata®, LifeWorks®, LoadMatcherTM, MOTRS®, PowerpayTM, Signature®, Stored Value Systems® and logo, and TrendarTM. The trademarks MasterCard®, Visa®, Windows®, and Microsoft® referred to in this report are the registered trademarks of others.

Item 1. Business

General

        Ceridian Corporation, formerly known as New Ceridian Corporation, was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

        Ceridian Corporation was formed as a result of the spin-off of the human resource solutions division and human resource solutions and Comdata subsidiaries of Arbitron Inc., formerly known as Ceridian Corporation (which entity this report refers to as “Old Ceridian” or “Ceridian’s predecessor”). On March 30, 2001, we became an independent public company when Old Ceridian distributed all of our outstanding common stock to its stockholders in a tax-free spin-off transaction (which transaction this report refers to as the “spin-off”). Despite the legal form of the spin-off, because of the relative significance of our businesses to Old Ceridian, we are considered the divesting entity and treated as the “accounting successor” to Old Ceridian for financial reporting purposes. As used in this report, references to “Ceridian,” the “Company,” “we,” “our” or “us” mean Ceridian Corporation, formerly known as New Ceridian Corporation, together with our consolidated subsidiaries, and include the historical operating results and activities of the businesses and operations that constituted Old Ceridian prior to the spin-off, as well as the continuing operations of the operations that were transferred to us by Old Ceridian in the spin-off, unless the context otherwise indicates.

        We refer you to Part II, Item 7 and Item 7A of this report for additional description of our business.

Human Resource Solutions

        The businesses comprising our human resource solutions business (referred to in this report as “HRS”) offer a broad range of managed business solutions for human resource and employee effectiveness services designed to help employers more effectively manage their work forces and information that is integral to human resource processes. Our human resource management products and services are provided in the United States, Canada and the United Kingdom. During 2001, we began to integrate our businesses formerly known as Ceridian Employer Services, Ceridian Performance Partners and Ceridian Benefit

Services into a combined human resource solutions business within HRS. HRS’ revenue for the years 2001, 2000 and 1999 was as follows:

2001	2000	1999

$866.3 million	$866.9 million	$828.1 million

        Payroll processing and tax filing services accounted for about 72 percent of the $866.3 million of revenue in 2001, with about 72 percent of 2001 payroll processing and tax filing revenue derived from the United States.

Market

        The market for human resource solutions covers a comprehensive range of information management and employer/employee assistance services and software. These products and services include:

•	transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits administration; and

•	management support software and services, primarily in areas such as human resource administration, regulatory compliance, work-life effectiveness and employee assistance programs.

        The market for these solutions is expected to continue to grow as organizations seek to reduce costs, improve productivity and add services for employees by outsourcing administrative services and further automating internal processes. According to the consulting firms IDC and Gartner-Dataquest, human resource outsourcing in the United States is expected to grow at an annual rate of between 15% and 25% over the next three to four years. The demand for human resource solutions is also expected to increase as organizations acquire managed human resource services from third parties to obtain assistance in adapting to the increasing scope and complexity of laws and regulations governing businesses and increasingly complicated work-life issues faced by employers and employees.

        We generally classify employers in the human resource solutions market into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer	Typical Characteristics

Small	Fewer than 100 employees	Tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another

Medium	100 to 1,000 employees	Human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services

Large	Over 1,000 employees	Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services — has the greatest reliance on integral legacy systems which increase integration complexity and challenge migration decisions

        We believe, however, that with regard to any size employer, a provider of a transaction-based service, such as payroll processing or tax filing services, is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that core service, such as 401(k) and retirement plan administration, COBRA notification, flexible spending account administration, employee self-service, benefits eligibility and enrollment, and employee assistance and work-life services. An ability to wrap value-added services around a core service or product will, we believe, lead to revenue growth and our ability to command higher margins.

       Products and Services

        Our human resource management solutions include:

•	payroll processing and tax filing services;

•	payroll and human resource information systems software;

•	integrated payroll and human resource administration services, including tax deposit services and integrated human resource solutions;

•	benefits administration services;

•	qualified plan administration services; and

•	work-life effectiveness and employee assistance programs.

        Payroll Processing and Tax Filing Services. Our payroll processing for customers in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries. For small business customers, we may handle the transmission of customer payroll funds. We also supply quarterly and annual social security, Medicare and federal, state and local income tax withholding reports required to be filed by employers and employees. Our payroll tax filing services for customers in the United States consist primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns and handling related regulatory correspondence and amendments. Our tax filing services are provided not only to employers who utilize our payroll processing service, but also to local and regional payroll processors. Payroll-related services are typically priced on a fee-per-item-processed basis.

        Our revenue from payroll tax filing services in the United States also includes investment income earned from tax filing deposits temporarily held pending remittance to taxing authorities on behalf of our customers. We hold our customers’ deposits in a trust. This trust invests primarily in high quality collateralized short-term investments, money market funds, U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/ A or better. The duration of these investments is carefully managed to meet the liquidity needs of the trust. About 83 percent of our 2001 tax filing revenue was attributable to this investment income. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of tax filing deposits held. We use derivative securities such as interest rate collars and swaps to manage interest rate risk on customer deposits on a global basis as further described in Item 7A of this report. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers’ year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, our HRS revenue and profitability tend to be greater in those quarters.

        We provide human resource information systems (commonly referred to as “HRIS”) software that runs in Microsoft Windows environments and serves as a “front-end” to our payroll processing system, allowing our customers to utilize a common database for both payroll and other HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, government compliance, compensation analysis and benefits administration. We also provides HRIS software for Microsoft operating environments that incorporates open, industry standard technology, is scalable, and can be utilized with an existing interface as a front-end for our payroll processing and tax filing services. We have versions of this software that serve as a fully integrated front-end to the payroll processing system.

        We recently introduced a new version of our Source 500 product, an HRIS, payroll, benefits, recruiting and employee self-service solution. Because of the importance of being able to integrate our payroll processing and tax filing systems with other systems and applications utilized by our customers, we have also developed interfaces to exchange employee-related information between our payroll system and the HRIS systems of major software vendors, such as Oracle Corporation, SAP and PeopleSoft Inc.

        Through our Small Business Solutions group, we provide Internet payroll processing, tax filing, unemployment compensation management and related services, primarily for small employers located in the United States and Canada. Our Powerpay product is a web-based solution that allows customers to complete payroll transactions via the Internet. The Powerpay product also provides smaller businesses with access to services, such as new hire reporting, tax filing, direct deposit, optional benefits programs, unemployment filing and special reports services that were previously only available to larger companies.

        Additionally, we have a license agreement with Ultimate Software Group, Inc. to allow us to use that company’s UltiPro software as part of an on-line payroll service offering to mid-market customers. We continue to develop this product for later market release.

        Our Source 500 product suite provides an integrated HR/payroll and benefits solution with outsourced payroll and tax filing services to larger customers primarily in the 1,000 and up employee range. It is available in a hosted ASP environment (Source Assist) or can be managed in-house as an installed application. We recently introduced eSource, a web-enabled, fully hosted solution. eSource includes integrated time and Source self service features, as well as wage attachments and disbursements, internet payroll management, and customization features within the core product offering.

        Benefits Administration and Qualified Plan Administration Services. We provide employee health and welfare benefits administration and qualified plan administration services to our customers. Employee health and welfare benefits administration services include health insurance portability (i.e., the Consolidated Omnibus Budget Reconciliation Act, or COBRA, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and state-mandated continuation coverage) compliance services. We provide our portability services through the trade name CobraServ. Health and welfare benefits administration services also encompass benefits provided to active employees, such as annual health plan enrollment, ongoing employee enrollment and eligibility services, tuition refund plans, transportation reimbursement under the Transportation Equity Act, and Internal Revenue Code Section 125 plans including fully administered and self-administered flexible spending accounts and premium-only plans. We also provide administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits.

        Our qualified plan administration services include 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order administration.

        Work-Life Effectiveness and Employee Assistance Programs. We are a market leader in providing customers and their employees with a single source for fully integrated work-life and employee assistance programs to clients of all sizes throughout the United States, Canada and the United Kingdom. Services are delivered through on-line access and telephonic and face-to-face resources.

        The services and programs we provide may be customized to meet an individual customer’s particular needs. Our portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information on-line to comprehensive person-to-person consultation and referral services. Also included are specialized service options, such as assistance with college selection, elder care assessment and facility review services, and health and welfare services. These services address employee effectiveness issues and seek to improve employee retention and productivity, and to reduce absenteeism as well as increase the customers’ recruitment success. Master degree level consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/ child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/ supervisory and education/ schooling issues. We have also entered into arrangements with some service and product providers to provide additional leading edge services and expertise to our customers.

International Operations

        Approximately 20 percent of HRS’ 2001 revenue was obtained from customers outside of the United States. Our international HRS operations are primarily conducted in the United Kingdom, through Centrefile Limited, and Canada, through Ceridian Canada Ltd. Centrefile Limited provides payroll processing services and HRIS software in the United Kingdom. Centrefile’s services do not involve the handling or transmission of customer payroll funds.

        Ceridian Canada’s operations handle payroll as well as tax filing funds for our Canadian customers. These Canadian operations collect payroll and payroll tax amounts from customers and remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees’ bank accounts. As a result, revenue from our payroll processing services in Canada includes investment income received from temporarily holding these amounts in trust. About 26 percent of the 2001 revenue of this Canadian business was attributable to this investment income. The Canadian trust invests in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset backed trusts and mortgages. We earn income from the trust and charge fees for services similar to those provided in the United States. We also provide for interest rate risk in Canada as further described in Item 7A of this report.

Customers

        We target employers of all sizes in diverse industries. Our existing customer base covers a wide range of industries and markets. Our products and services are generally provided under written license or service agreements, with contracts for repetitive services generally terminable upon relatively short notice.

        Customer retention is an important factor in the amount and predictability of revenue and profits in our HRS businesses. In providing some of our services, particularly payroll processing and tax filing services, we incur installation and conversion costs in connection with new customers that need to be recovered before the contractual relationship will provide incremental profit. The length of time it takes for a contract to become profitable depends on a number of factors such as the number of employees covered by the contract, the complexity of the services involved, the amount of customization of services required and the number of locations in which the customer’s employees are located. Generally, it takes several months of a service contract before a customer is adding incremental profit. The longer we are able to retain a customer, the more profitable that contract will likely be.

Sales and Marketing

        Payroll processing, tax filing and human resource management services are marketed in the United States through our direct sales force operating throughout the country. We have established marketing relationships with banks, accounting firms, insurance companies and others pursuant to which these products and services are offered to the business clients of these entities. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts, such as telemarketing, direct mail and trade shows. Our operations in the United Kingdom and Canada utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts.

        We utilize cooperative marketing relationships with other companies offering products or services that complement our businesses as well as informal marketing alliances with human resource consulting firms. We are exploring similar cooperative arrangements with other software, insurance and human resource services providers. We are also seeking to further integrate and coordinate the sales and marketing efforts of our businesses and to sell a greater variety of our products and services to the customers of our various businesses.

Competition

        The human resource solutions industry is highly competitive. Competition comes from national, regional and local third party transaction processors, as well as from software companies, consulting firms, governments, enterprise wide providers of financial services and internally developed and operated systems and software.

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

        Apart from payroll processing and tax filing services, our businesses generally compete with a variety of national and regional application software companies, consulting firms and human resource services providers. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

        Currently, we believe the principal competitive factors in the human resource solutions industry are:

•	customer service;

•	leadership in technology applications;

•	choice of services;

•	performance;

•	price;

•	functionality;

•	ease and flexibility of use;

•	customer support; and

•	industry standard technology architecture.

        We believe that the ability to integrate human resource management software applications with customers’ other in-house applications and the ability to provide client/server-based solutions and solutions delivered through the Internet are becoming increasingly important competitive factors. While we believe our businesses will be able to compete effectively in the overall human resource solutions market, our ability to compete effectively will depend in large measure on our ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/server and Internet-based solutions, and provide leading-edge customer service.

Research and Development

        We intend to continue to invest substantial resources to extend the functionality of our proprietary payroll processing systems and further develop a comprehensive and fully integrated suite of employee administrative services. For example, we are developing several products that are focused on the Internet. In addition, we expect to introduce additional enhancements to our Source 500 product.

        The table below reflects the amount of research and development expenses for our HRS businesses for the periods indicated.

	Years Ended
	December 31,

	2001	2000	1999

	(dollars in millions)
Research and development	$54.7	$54.8	$52.0
Percent of revenue	6.3%	6.3%	6.3%

Comdata

        Our Comdata subsidiary provides transaction processing and regulatory compliance services to the transportation and other industries. Comdata’s revenue from products and services for the years 2001, 2000 and 1999 was as follows:

2001	2000	1999

$316.0 million	$308.8 million	$298.9 million

        Approximately 81 percent of Comdata’s revenue for 2001 was attributable to its transportation business.

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

        Stored Value Systems, Inc., a wholly owned subsidiary of Comdata (which we refer to in this report as “SVS”), provides electronic private label cards that can be assigned a cash value. The market for these private label cards includes merchants, such as retailers and oil companies through gas stations, who (1) use traditional paper gift certificates or gift cards, (2) give store credits in connection with the return of products, and (3) make monetary promotions. Comdata is marketing its private label cash card to these merchants, namely major retailers and gas stations, for use with their customers. Comdata’s payment services division also provides a card-based funds transfer system for use by employers and others for, among other things, expense reimbursements, payroll delivery and termination pay. Comdata markets this card-based funds transfer system to temporary staffing companies, universities, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers, including the customers of SVS.

        As in the case of our HRS business, Comdata is a money flow business that is technology oriented. There are numerous actual and potential synergies between HRS and Comdata. HRS is marketing Comdata’s cash or funds transfer cards to customers of its business who have a large number of employees that do not have bank accounts. For these employees, using a cash or funds transfer card accepted by a number of merchants and automated teller machines may be an attractive alternative to paying fees at local check cashing services. In addition, Comdata is marketing the services of our work-life effectiveness services and employee assistance programs.

       Services

        Comdata provides transaction processing and regulatory compliance services primarily to the transportation industry. With the acquisition of SVS and the creation of its payment services division, Comdata also provides these services to other industries, including the retail, temporary staffing, oil company, restaurant and grocery store sectors. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and is expanding its service offerings to the local fleet segment. These services primarily involve the use of a proprietary funds transfer card that facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, driver relations services, local fueling services and discounted telecommunications services in its markets. Through SVS and Comdata’s payment services division, Comdata provides its specialty card products and services to customers outside of the transportation industry. Comdata operates primarily in the United States and Canada and continues to evaluate whether to expand its business into Mexico.

        Trucking Company Services (The Comchek Card). Comdata’s funds transfer system, most commonly initiated through the use of Comdata’s proprietary Comchek card, is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comchek card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 2001, Comdata processed approximately 81.3 million funds transfer transactions involving approximately $12.5 billion for the transportation industry.

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

        Use of a Comchek card typically generates a Comchek draft, which is payable through a Comdata bank account. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer or check, typically within six days, although Comdata may bill trucking companies in advance for all funds transfers authorized for any purpose in connection with a particular trip. Risks associated with fraudulent or unauthorized transactions are allocated between Comdata and its customers based upon which party may be at fault under a specific circumstance and based upon which party is in the better position to control or eliminate these types of transactions. Comdata believes that historically the number of fraudulent or unauthorized transactions has been minimal compared to the aggregate dollar amount of funds Comdata has transferred annually. Comdata is licensed by 38 states as a seller of checks or money transmitter and, pursuant to these licenses, undergoes annual audits by several states with respect to the integrity of its funds transfer methods and procedures.

        Approximately 12.5 percent of Comdata’s funds transfer revenue is derived from transactions that do not involve the Comchek card. When a truck driver makes a request at a truck stop for a funds transfer, Comdata verifies that the driver’s company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and issues a Comchek draft. Comdata also provides information gathering and processing services in connection with fueling transactions that Comdata does not fund, but instead are billed directly by the truck stop to the trucking company. Fees for these “direct bill” transactions are substantially lower. Comdata also provides fuel price tracking reports and management within a network of truck stops, including cost/plus fuel purchase programs.

        Comdata’s regulatory compliance division determines the permits needed for a designated trip, truck and load; purchases those permits on behalf of the customer; and delivers them by facsimile machine to a truck stop where they can be picked up by the driver. Comdata also provides regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Vehicle escort services for oversized loads are also provided.

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

        Payment Services and Comchek eCash. SVS provides, among other services, debit cards to major retailers that are used as gift cards, gift certificates, credits for returned product and retail promotions. SVS believes that its cards provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize. Cards and other services available through SVS may potentially have benefits in e-commerce, facilitating transactions between on-line merchants and their customers.

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

       Sales and Marketing

        Comdata markets its card-based financial and data management services to several industries, the largest of which is the trucking industry. Comdata markets its services to the trucking industry through a direct sales force domiciled at its headquarters in Brentwood, Tennessee, and operating throughout the United States and Canada. Comdata provides services to more than 18,000 over-the-road and local trucking fleets with more than one million active cards. Comdata also provides services to more than 13,000 truck stops, travel centers and repair facilities nationwide. Contracts generally range from one to three years in duration.

        Through SVS, Comdata markets its private label cash cards, electronic payroll cards and ancillary services through a direct sales force operating in Louisville, Kentucky. SVS has contracts with approximately 140 retailers and oil companies to provide cash cards and/or payroll services. These contracts are generally three years in duration.

        Comdata emphasizes the selling of a greater variety of its products and services to its existing customers and customers of HRS’ businesses.

       Competition

        The principal competitive factors relevant to funds transfers are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card companies, such as Visa, MasterCard, American Express and Discover, are significant competitors of Comdata in that they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services, including Concord EFS, T-Chek, Multi-Service Corporation and Viastar Services Corporation. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Some of Comdata’s competitors, including TCH, LLC, an affiliate of Flying J, Inc., also operate or franchise nationwide truck stop chains. In addition, Comdata competes with service centers, such as truck stops, that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

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

        SVS and Comdata’s payment services division compete with a number of national companies in providing private label cards, including American Express and ValueLink, an affiliate of First Data Corporation. SVS and Comdata’s payment services division compete on the bases of price, systems and technology. Comdata believes that one of the competitive weaknesses of SVS and its payment services division is that most of their competitors have established relationships with many of the potential customers of SVS and Comdata’s payment services division because these competitors provide additional and unrelated products and services to these customers, such as credit card processing and check authorization services. By providing these other services which SVS and Comdata’s payment services division do not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships. Another competitive weakness of SVS and Comdata’s payment services division is that their competitors have greater financial, sales and marketing resources and better brand name recognition than SVS and Comdata’s payment services division.

        Comdata believes the competitive strengths of SVS and Comdata’s payment services division are:

•	leading edge information and communications systems which provide real-time connectivity with retailers’ existing platforms; and

•	experience in transaction processing and related services providing for reduced time of implementation of cash card solutions.

       Network and Data Processing Operations

        Comdata’s principal communications center for its funds transfer business is located near its headquarters in Brentwood, Tennessee, with a secondary center located in suburban Dallas, Texas. Comdata receives telecommunications services from MCI WORLDCOM Network Services, Inc. and Sprint Corporation. Substantially all of Comdata’s internal data processing functions, including its payment processing systems, are conducted in a facility located near Nashville, Tennessee.

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

       Research and Development

        Comdata’s research and development activities principally include applications development to enhance existing products and services. For example, Comdata migrated from a VISA platform to a MasterCard platform to provide local fueling customers with its new Comchek MasterCard fleet card product. This platform migration required Comdata to enhance its systems to support this new platform. Comdata anticipates a continuing need to develop applications to enhance its existing products and services to meet the needs of its customers. Further, Comdata expects to develop applications to bring additional features to its products and services, thus enhancing their use in new segments and industries.

        The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended
	December 31,

	2001	2000	1999

	(dollars in millions)
Research and development	$4.4	$8.0	$8.6
Percent of revenue	1.4%	2.6%	2.9%

The decrease in the amount of research and development expense in 2001 was due largely to development cost savings resulting from the termination of an outsourced transaction processing contract.

Additional Financial Information About Segments

        We refer you to Note D, Segment Data, to our consolidated financial statements for additional financial information about our business segments. This information may be found in Part II, Item 8 of this report.

Other Investments and Divestitures

        In addition to the spin-off transaction described previously under the heading “General”, we refer you to Note F, Investing Activity, to our consolidated financial statements for further information on our investing and divesting activities. This information may be found in Part II, Item 8 of this report.

Intellectual Property

        We own or license a number of trademarks, tradenames, copyrights, service marks, trade secrets and other intellectual property rights that relate to our products and services, including several mentioned in this report. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our businesses, we believe that none of our businesses is materially dependent upon any particular trademark, tradename, copyright, service mark, license or other intellectual property right. We believe, however, that the “Ceridian” and “Comdata” names, marks and logos are of material importance to us.

        We have entered into confidentiality agreements with most of our employees and consultants. In addition, we have entered into license agreements with customers of our businesses, which agreements impose restrictions on these customers’ use of our proprietary software and other intellectual property rights.

Employees

        As of March 1, 2002, we employed approximately 9,415 people on a full-or part-time basis, including 7,169 full-time and 592 part-time employees of HRS and 1,558 full-time and 96 part-time employees of Comdata. None of our employees is covered by a collective bargaining agreement.

Backlog

        Although our businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of our customer contracts used by our businesses are terminable by our customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, orders for products and services are terminable by our customers, and no order for one of our products or services is considered firm until it is delivered or installed and begins producing revenue. The timing of the delivery or installation of our products and services is largely dependent upon the customer. As such, we do not believe that meaningful backlog information can be provided for our businesses.

Item 1A. Executive Officers of the Registrant

        The following provides information on our executive officers as of March 1, 2002:

Name (Age)	Current Position

Ronald L. Turner (55)	Chairman, President and Chief Executive Officer
John R. Eickhoff (61)	Executive Vice President and Chief Financial Officer
Loren D. Gross (56)	Vice President and Corporate Controller
Tony G. Holcombe (46)	Executive Vice President and President of Ceridian Employer/ Employee Services
Shirley J. Hughes (56)	Senior Vice President of Human Resources
Gary A. Krow (47)	Executive Vice President and President of Comdata
Gary M. Nelson (50)	Executive Vice President, General Counsel and Corporate Secretary

        Our executive officers have served in their current positions with Ceridian since our inception in August 2000, with the following exceptions: Mr. Holcombe became President of Ceridian Employer/ Employee Services in March 2001 at the time the HRS businesses were contributed to Ceridian in connection with the spin-off; Mr. Krow has served as President of our Comdata subsidiary since November 1999; and Mr. Nelson became Executive Vice President, General Counsel and Corporate Secretary in October 2001 after serving as our Vice President, General Counsel and Secretary from August 2000 to October 2001.

        Our executive officers are elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. They are customarily elected each year at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. There are no immediate family relationships between or among any of our executive officers.

        Our executive officers held the following positions with Ceridian’s predecessor and certain other entities since March 1997:

        Ronald L. Turner served as Director from July 1998 to March 2001; Chairman from May 2000 to March 2001; Chief Executive Officer from January 2000 to March 2001; President from April 1998 to March 2001; Chief Operating Officer from April 1998 to January 2000; and Executive Vice President of Operations from March 1997 to April 1998.

        John R. Eickhoff served as Executive Vice President and Chief Financial Officer from January 25, 2000 to March 2001; Executive Vice President of Strategic Development from January 3, 2000 to January 25, 2000; and Executive Vice President and Chief Financial Officer from May 1995 to January 2000.

        Loren D. Gross served as Vice President and Corporate Controller from July 1993 to March 2001.

        Tony G. Holcombe served as Executive Vice President from November 1999 to March 2001; President of Ceridian Employer/ Employee Services from July 2000 to March 2001; President of Ceridian Employer Services from November 1999 to July 2000; and Vice President and President of Comdata from

May 1997 to November 1999. Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc., which provides transaction processing services and customized processing solutions, from October 1994 to March 1997.

        Shirley J. Hughes served as Senior Vice President of Human Resources from June 1998 to March 2001. Ms. Hughes was Vice President of Human Resources of Mercy Health Services, a non-profit integrated health care delivery system currently named Trinity Health Services, from October 1994 to June 1998.

        Gary A. Krow served as Executive Vice President from November 1999 to March 2001. Mr. Krow was Executive Vice President and Chief Operating Officer of Comdata from January 1999 until November 1999; and Executive Vice President, Transportation Services, of Comdata from January 1997 until December 1998.

        Gary M. Nelson served as Vice President and General Counsel from July 1997 to March 2001; and Secretary from October 1998 to March 2001. From 1983 to July 1997, Mr. Nelson was a partner in the Oppenheimer Wolff & Donnelly LLP law firm.

Item 2. Properties

        Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of March 1, 2002, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Nashville, Tennessee; Dallas, Texas; Boston, Massachusetts; St. Petersburg, Florida; Philadelphia, Pennsylvania; Manitoba, Ontario, and Quebec, Canada; and London, England.

        The following table summarizes the usage and location of our facilities as of March 1, 2002:

Facilities

(In thousands of square feet)

	U.S.	Non-U.S.	Total

Type of Property Interest
Owned	393	—	393
Leased	1,920	377	2,297

Total	2,313	377	2,690
Property Interest by Segment
HRS	1,491	364	1,855
Comdata	435	13	448
Corporate	387	—	387

Total	2,313	377	2,690
Utilization of Property
Office, Computer Center & Other	2,110	369	2,479
Leased or Subleased to Others	203	8	211

Total	2,313	377	2,690

        We conduct a substantial portion of our operations in leased facilities, including our 207,000 square feet Minneapolis headquarters complex in Minneapolis, Minnesota. Most of these leases contain renewal options and require payment for taxes, insurance and maintenance. Space subject to assigned leases is not included in the table above, and we remain secondarily liable under all of those leases. As of March 1, 2002, the assigned leases consisted of 242,308 square feet of space and future rental obligations totaled $3.7 million. We do not anticipate any material non-performance by the assignees of those leases.

        None of our owned facilities is subject to any major encumbrances. We believe that our facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

Item 3. Legal Proceedings

        Ceridian and its subsidiaries are involved in a number of judicial and administrative proceedings considered normal in the nature of our current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

        Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we may not ultimately incur charges in excess of presently or future established financial accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available reserves, have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        Our common stock is listed and trades on The New York Stock Exchange under the symbol “CEN”. The approximate number of holders of record of our common stock on March 1, 2002 was 11,400. We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors presently intends to retain all earnings for use in the business for the foreseeable future. The transfer agent and registrar for our common stock is the Bank of New York.

        The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape for each quarterly period since the spin-off and ending December 31, 2001.

2001	2Q	3Q	4Q

High	$20.55	$19.95	$19.43
Low	13.99	13.65	13.90

        For informational purposes, the following table sets forth the high and low sales price of Old Ceridian’s common stock as reported on the NYSE Composite Tape for each quarterly period beginning on January 1, 2000 and ending at the time of the spin-off.

2001	1Q

High	$23.06
Low	14.75

2000	1Q	2Q	3Q	4Q

High	$23.06	$26.44	$29.00	$29.19
Low	14.75	18.13	21.31	19.81

        In March 2001, we issued 145,818,709 unregistered shares of our common stock to Old Ceridian in connection with the transfer to us by Old Ceridian of assets and liabilities representing the HRS business and all of the outstanding capital stock of the HRS and Comdata subsidiaries. No underwriting commissions or discounts were paid with respect to these sales of unregistered securities. The issuance of the shares of our common stock to Old Ceridian was made in reliance on Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933. The 145,819,709 shares that were issued to Old Ceridian were then transferred on March 30, 2001 to Old Ceridian’s stockholders in connection with the spin-off. The issuance of the shares of our common stock to Old Ceridian’s stockholders in connection with the spin-off was made in reliance on the position of the Division of Corporation Finance Staff set forth in Staff Legal Bulletin No. 4 dated September 16, 1997.

Item 6. Selected Financial Data

	(Dollars in millions, except per share data)
	2001	2000	1999	1998	1997

Revenue	$1,182.3	$1,175.7	$1,127.0	$967.6	$909.7

Earnings from continuing operations(1)	$49.5	$79.5	$104.4	$125.3	$0.7
Discontinued operations
Arbitron(2)	5.2	20.7	40.9	36.6	42.7
Computing Devices International(3)	—	—	—	25.4	437.0

Total	5.2	20.7	40.9	62.0	479.7

Net earnings	$54.7	$100.2	$145.3	$187.3	$480.4

Earnings Per Common Share
Basic
Continuing operations	$0.34	$0.55	$0.72	$0.87	$—
Net earnings	$0.37	$0.69	$1.01	$1.30	$3.06
Diluted
Continuing operations	$0.33	$0.54	$0.71	$0.85	$—
Net earnings	$0.37	$0.68	$0.98	$1.27	$3.01
Shares used in calculations (in thousands)
Basic	146,069	145,229	144,524	144,070	156,835
Diluted	148,596	146,734	147,964	147,597	159,481

Balance Sheet Data
Working capital	$198.6	$241.5	$174.7	$186.9	$218.1
Total assets(4)	$1,910.6	$2,088.0	$1,988.5	$1,216.9	$1,187.5
Debt obligations	$237.9	$500.6	$611.3	$54.5	$3.0
Stockholders’ equity	$1,061.1	$936.2	$812.2	$623.7	$563.9

Equity Per Common Share	$7.24	$6.42	$5.61	$4.35	$3.81
Common shares outstanding at end of year (in thousands)	146,485	145,754	144,734	143,514	147,884

Number of Employees at End of Year(5)	9,500	9,700	9,500	8,200	6,600

(1)	Earnings from continuing operations include unusual losses of $48.3 ($31.7 after-tax) in 2001, unusual losses of $30.5 ($18.7 after-tax) in 2000, unusual gains of $27.7 ($24.3 after-tax) in 1998, and in 1997 unusual losses of $302.6 (with no tax offset), consisting of asset write-downs of $199.4 and accrued exit costs of $103.2, and the recognition of a FAS 109 one-time tax benefit of $169.2 representing the future value of Ceridian’s net operating losses and future tax deductions. Income tax provisions of continuing and discontinued operations for years after 1997 are not reduced by the tax benefit from utilizing net operating loss carryforwards as in 1997. The unusual losses in 2001 and 2000 and the recovery in 2000 of a portion of an amount accrued for exit costs in 1997 are further described in Note C to the consolidated financial statements.

(2)	Includes earnings, net of costs related to the spin-off, as further described in Note C to the consolidated financial statements.

(3)	Includes gain from the December 1997 sale of Computing Devices International and its earnings prior to the sale.

(4)	Not including payroll and tax filing funds.

(5)	Continuing operations only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with Ceridian’s consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Ceridian’s actual results could differ materially from those anticipated by the forward-looking information due to competitive factors and other factors discussed under “Cautionary Factors That Could Affect Future Results” and may be impacted by accounting judgments discussed under “Critical Accounting Policies,” both of which appear at the end of this discussion.

Overview

        On July 18, 2000, Ceridian announced its intention to separate its division and subsidiaries and subsidiaries from its media information business, Arbitron, into two independent, publicly-traded companies. The separation was effected by a spin-off on March 30, 2001 of New Ceridian Corporation, a new entity consisting of HRS and Comdata, as further described in Part I, Item 1 of this report under the heading “General” and Note A, “Accounting Policies,” under the heading “Basis of Consolidation.” Notwithstanding the legal form of the spin-off, because of the relative significance of HRS and Comdata to Ceridian, New Ceridian Corporation (now called “Ceridian Corporation”) is considered as the divesting entity and treated as the “accounting successor” for financial reporting purposes. Therefore, Arbitron is treated as a discontinued operation in the accompanying consolidated financial statements of Ceridian.

Results of Operations

       Comparison of Annual Periods Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Operations Highlights

(Dollars in millions, except per share data)

	Years ended December 31,

	2001	2000	1999

Revenue	$1,182.3	$1,175.7	$1,127.0
Net earnings	$54.7	$100.2	$145.3
Earnings from continuing operations	$49.5	$79.5	$104.4
Earnings and gain/loss from disposition of discontinued operations	$5.2	$20.7	$40.9
Diluted shares used in calculations (in thousands)	148,596	146,734	147,964
Net earnings per diluted share	$0.37	$0.68	$0.98
Earnings from continuing operations per diluted share	$0.33	$0.54	$0.71

        Revenue for 2001 of $1,182.3 million was up $6.6 million over 2000. A weakening economy and divestitures of a small HRS training business in the third quarter of 2001 and a Comdata phone resale business early in the third quarter of 2000 contributed to the flat year-over-year comparison. Earnings from continuing operations in 2001 of $49.5 million were down $30.0 million from the prior year, and were negatively affected by the ongoing economic slowdown, a significant incremental investment in the HRS sales force, and net unusual losses of $48.3 million.

        Revenue of $1,175.7 million in 2000 was up 4.3% over 1999. The increase in consolidated revenue in 2000 compared to 1999 resulted primarily from the acquisitions of ABR Information Services, Inc. (“ABR”) and Stored Value Systems, Inc. (“SVS”). The revenue comparison was negatively impacted by lower order levels and customer retention rates in the HRS business. Earnings from continuing operations declined by $24.9 million from 1999 to 2000 and were negatively impacted by incremental goodwill amortization related to the ABR and SVS acquisitions and net unusual losses of $30.5 million.

        Operational and economic factors affecting these results are further discussed in the annual comparisons sections entitled “Consolidated Results  — Overview” and “Business Segment Results” that appear later in this discussion. The net unusual losses included asset write-downs and exit costs related to actions taken to restructure operations in the first quarter of 2001 and the first quarter of 2000, a litigation settlement in the second quarter of 2001, and nonrecurring gains in 2001. These events are further described in the section entitled “Unusual Items” appearing later in this discussion.

        The results of Arbitron’s discontinued operations, appearing in the table above, included its operating earnings until July 18, 2000 as well as a loss on disposition of $55.0 million, reduced by its operating earnings from July 18, 2000 until March 30, 2001, and are described in Note C, “Supplementary Data to Statements of Operations,” under the heading “Discontinued Operations.” The loss on disposition of $55.0 million ($29.7 million after-tax), included $50.4 million for costs related to the spin-off and $4.6 million for the effect of a change in the timing of Arbitron revenue recognition.

        On January 23, 2002, Ceridian announced that, beginning in the first quarter of 2002 with completion expected by year-end, computer data processing activities at 25 HRS district offices will be consolidated into four regional computer data centers. This action is expected to result in annualized savings of approximately $12.0 million. During the first quarter of 2002, the Company expects to record a charge of $8.0 million to $10.0 million related to this consolidation effort.

        In the following tables, the amount of goodwill amortization for the period is presented separately from other selling, general and administrative expense (“SG&A”). Beginning January 1, 2002, goodwill amortization will no longer be charged to costs and expenses and instead the carrying value of goodwill will be evaluated for impairment at least annually and any resulting impairment of value (“asset write-down”) recognized at that time. A further description of this change appears in Note A, “Accounting Policies,” under the heading “New Accounting Pronouncements.” In the following tables and text, “R&D expense” represents research and development costs, “EBIT” represents earnings before interest and taxes, and percentage relationships in the tables that are not meaningful are represented by “NM.” The references to “Other” relate to the corporate center operations of Ceridian not allocated to the business segments.

       2001 Compared to 2000

Statements of Operations Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue	$1,182.3	$1,175.7	6.6	0.6	100.0	100.0
Cost of revenue	573.6	559.0	14.6	2.6	48.5	47.5
Goodwill amortization	35.1	34.5	0.6	2.0	3.0	2.9
SG&A expense	369.5	324.8	44.7	13.8	31.3	27.6
R&D expense	59.0	62.8	(3.8)	(6.0)	5.0	5.3
Other expense (income)	48.2	31.7	16.5	52.2	4.1	2.7
Total costs and expenses	1,085.4	1,012.8	72.6	7.2	91.8	86.1
EBIT	96.9	162.9	(66.0)	(40.6)	8.2	13.9
Interest income	6.5	4.7	1.8	39.0	0.6	0.4
Interest expense	(19.0)	(39.8)	20.8	(52.3)	(1.6)	(3.4)
Earnings before income taxes	84.4	127.8	(43.4)	(34.0)	7.1	10.9
Income taxes	34.9	48.3	(13.4)	(27.9)	2.9	4.1
Earnings from continuing operations	$49.5	$79.5	(30.0)	(37.7)	4.2	6.8

       Consolidated Results — Overview

        Comparing 2001 to 2000, consolidated revenue increased by 0.6%, as Comdata revenue increased by 2.3% while HRS revenue declined by 0.1%. The key factors adversely affecting revenue in the comparison for HRS were a lower number of customer employees related to the general economic slowdown in 2001, the weakness of the Canadian dollar and pound sterling against the U.S. dollar, the third quarter 2001 sale of the Usertech training business, and lower earnings on invested payroll and tax filing funds. The key factors affecting revenue growth for Comdata were increased utilization of retail cash cards, the sale of the phone resale business in mid-2000, and the impact of the general economic slowdown and falling diesel fuel prices in late 2001 on the transportation business. Revenue comparisons are further discussed in the following section entitled “Business Segment Results.”

        Total costs and expenses for 2001 increased by $72.6 million over the comparable 2000 amount. HRS costs and expenses increased by $23.2 million from 2000 to 2001 with an increase of $44.1 million in selling expense offset in part by a $33.4 million decrease in net unusual losses. Comdata’s costs and expenses increased by $54.6 million from 2000 to 2001 including a first quarter 2001 unusual charge of $6.6 million for termination of an outsourced transaction processing contract (the “outsourced contract”) and a second quarter 2001 unusual charge of $52.4 million related to settlement of litigation. These charges were offset in part by estimated savings of $10.8 million from the outsourced contract termination including $4.0 million in cost of revenue, $3.1 million in SG&A expense and $3.7 million in R&D expense. Comdata unusual charges recorded in 2000 were $2.6 million. The increase in total costs and expenses for the Company’s business segments was reduced by a net increase of $5.2 million in unusual gains not allocated to the business segments (“Other”). Comparative costs and expenses are further discussed in the following sections entitled “Business Segment Results” and the section entitled “Unusual Items” later in this discussion.

        Interest income increased by $1.8 million over the 2000 amount, even though interest rates declined. The increase was largely due to interest on a state tax refund received during 2001 and an accumulation of cash in the first quarter of 2001 in preparation for the spin-off of Arbitron. Interest expense decreased by $20.8 million due primarily to the refinancing of the Company’s debt in connection with the spin-off, which is further described in Note I, “Financing,” and lower interest rates. The average interest rates on borrowings under the revolving credit agreements of a Canadian subsidiary decreased from 6.14% in 2000 to 5.49% in 2001 and on the U.S. revolving credit facility from 6.79% in 2000 to 4.73% in 2001. Income taxes decreased by $13.4 million in comparison with 2000 due primarily to the decrease in pre-tax earnings. The effective tax rate for 2001 increased to 41.3% compared to 37.8% for 2000, as the ratio of nondeductible goodwill expense to pre-tax income increased. Due to a new accounting rule that eliminates goodwill amortization after January 1, 2002, the effective tax rate for 2002 is expected to be approximately 36%.

       Business Segment Results

Segment Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue
HRS	$866.3	$866.9	(0.6)	(0.1)	73.3	73.7
Comdata	316.0	308.8	7.2	2.3	26.7	26.3
Total	$1,182.3	$1,175.7	6.6	0.6	100.0	100.0
EBIT
HRS	$48.7	$72.5	(23.8)	(32.8)	5.6	8.4
Comdata	33.9	81.3	(47.4)	(58.3)	10.7	26.3
Other	14.3	9.1	5.2	NM	NM	NM
Total	$96.9	$162.9	(66.0)	(40.6)	8.2	13.9

        HRS. HRS revenue in 2001 decreased by $0.6 million compared to 2000 as increases totaling $16.8 million in the work-life and benefits services businesses and $11.5 million in HRS operations in Canada and the United Kingdom largely offset a decrease of $28.9 million in the U.S. payroll and training businesses. Ceridian sold its Usertech training business during the third quarter of 2001. The reduction in

U.S. payroll services revenue related primarily to the impact of a general economic slowdown on customer employment levels, a significant decrease in interest rates, and, to a lesser extent, customer-requested installation delays, particularly in late 2001. This reduction was offset in part by a targeted price increase in the first quarter of 2001. Revenue performance for Canada and the UK was reduced by $7.7 million in the annual comparison due to the weakness of the Canadian dollar and pound sterling against the U.S. dollar. Interest income from investment of payroll and tax filing funds and benefits services customer deposits included in HRS revenue decreased by $13.4 million as the average yield fell from 6.07% for the 2000 period to 5.50% for the 2001 period. The average balance of these investments was down by 2.0% in comparison with 2000 largely due to a decrease in the number of employees of existing customers and reduced U.S. Federal income tax withholding resulting from tax legislation effective in July 2001.

        During 2001, Ceridian had in place interest rate contracts with an average floor of 5.23% covering an average of $758.3 million of short-term payroll and tax filing fund investments that, along with longer term investments and floating rate debt, reduced the impact of the decline in interest rates during the year. Interest rate contracts are further discussed in Note A, “Accounting Policies,” under the heading “Cash and Investments, including Derivatives” and Note J, “Commitments and Contingencies,” and in Part II, Item 7A of this report.

        HRS costs and expenses increased by $23.2 million from 2000 to 2001. Cost of revenue for 2001 increased by $11.8 million over 2000 as direct costs rose in line with revenue increases in the work-life, benefits services and non-U.S. businesses. Also increasing cost of revenue for HRS were $1.2 million of incremental costs associated with increased volume in the employee assistance services of the work-life services business after September 11, 2001, and generally higher compensation costs. The increase in HRS SG&A expense amounted to $46.0 million over the 2000 amount. The increase was due largely to an increase in selling expense of $44.1 million, reflecting the addition of approximately 160 sales personnel in U.S. operations in late 2000 and early 2001, reorganization costs and higher compensation levels. General and administrative expense increased by $1.9 million as improved organizational efficiency and reduced provisions for incentive payouts largely offset the impact of management reorganization costs and higher compensation levels in 2001. R&D expense, reflecting U.S. payroll, benefit services and tax filing services product development efforts changed little from the 2000 level. The decrease from $37.0 million in 2000 to $3.6 million in 2001 in net unusual losses is further discussed in the section below entitled “Unusual Items.”

        Comdata. Comdata revenue for 2001 increased by $7.2 million compared to 2000. The comparison was negatively affected by the divestiture of a phone resale business that recorded $8.9 million of 2000 revenue before its sale in July 2000. The revenue comparison was positively impacted by an increase of $15.7 million in the retail cash card business. The revenue comparison was adversely affected by the impact of the economic slowdown on the over-the-road trucking market, which resulted in a reduction in the number of customer fueling transactions. Revenue was also adversely affected by lower diesel fuel prices, particularly in late 2001, and lower revenue from permitting services.

        Comdata’s costs and expense increased by $54.6 million from 2000 to 2001 due largely to the litigation costs of $52.4 million recorded in the second quarter of 2001. Without regard to these litigation costs, total costs and expenses would have increased by $2.2 million in comparison with 2000. Cost of revenue increased by $2.8 million in 2001, as increased costs associated with higher revenue from the retail cash card business were largely offset by the effect of the sale of the phone resale business in July 2000 and cost reduction efforts. The divested business reported $6.8 million in cost of revenue in 2000. The cost reduction efforts saved $5.4 million of which $4.0 million related to bringing an outsourced transaction processing service in-house and $1.4 million related to other cost reduction efforts. The bad debt provision of $12.9 million for 2001 increased by $1.0 million over the 2000 amount as Comdata continues its efforts to improve the quality of customer accounts in the face of the general economic slowdown. Selling, general and administrative expenses were little changed in comparison with 2000 as additional goodwill and other intangibles amortization costs resulting principally from the acquisition of the remaining interest in SVS in March 2000 was more than offset by $3.1 million of administrative expense savings from the termination of the outsourced contract. R&D expense decreased by $3.7 million due largely to development cost savings resulting from the outsourced contract termination. Other expense (income) in 2001 included litigation costs of $52.4 million and a first quarter $6.6 million charge resulting from the outsourced contract termination. Other expense (income) in 2000 included $2.6 million of first quarter unusual charges for severance and other exit costs related primarily to facility closures. These unusual charges are further described in the section below entitled “Unusual Items.”

        Other. Other includes the unallocated amounts related to the corporate center operations of Ceridian. The reported EBIT for 2001 relates to gains of $15.6 million from the sale of marketable securities described in Note F, “Investing Activity,” and a provision for legal costs of $1.3 million. The reported EBIT for 2000 relates to the recovery of accruals in the amount of $10.0 million from unusual charges recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual charges. Further details on unusual charges and recoveries are provided in the section below entitled “Unusual Items.”

       2000 Compared to 1999

Statements of Operations Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2000	1999	$	%	2000	1999

Revenue	$1,175.7	$1,127.0	48.7	4.3	100.0	100.0
Cost of revenue	559.0	553.1	5.9	1.1	47.5	49.1
Goodwill amortization	34.5	25.3	9.2	36.0	2.9	2.2
SG&A expense	324.8	306.8	18.0	5.9	27.6	27.2
R&D expense	62.8	60.6	2.2	3.6	5.3	5.4
Other expense (income)	31.7	(4.4)	36.1	NM	2.7	(0.4)
Total costs and expenses	1,012.8	941.4	71.4	7.6	86.1	83.5
EBIT	162.9	185.6	(22.7)	(12.2)	13.9	16.5
Interest income	4.7	6.4	(1.7)	(26.3)	0.4	0.6
Interest expense	(39.8)	(24.7)	(15.1)	60.7	(3.4)	(2.2)
Earnings before income taxes	127.8	167.3	(39.5)	(23.6)	10.9	14.8
Income taxes	48.3	62.9	(14.6)	(23.1)	4.1	5.6
Earnings from continuing operations	$79.5	$104.4	(24.9)	(23.8)	6.8	9.3

       Consolidated Results — Overview

        The increase in consolidated revenue in 2000 compared to 1999 resulted primarily from the acquisitions of ABR in June 1999 and a majority interest in SVS in March 1999 and the remaining interest in May 2000. A decline in the customer retention rate for payroll and tax filing during 1999 and attrition in the sales force during 2000 negatively affected HRS revenue. Revenue comparisons are further discussed in the following section entitled “Business Segment Results.”

        The increase in costs and expenses from 1999 to 2000 was due in large part to the previously mentioned acquisitions, including the amortization of goodwill and other intangibles recorded as a result of these purchase transactions. These increases were offset by lower selling expenses, due primarily to attrition of sales personnel and reduced commissions due to lower sales in HRS. General and administrative expense increased by $37.1 million of which about one-third related to increased acquisition amortization. The remainder of the increase in general and administrative expense related to the less than full year operations in 1999 of ABR and SVS and to higher benefits and occupancy costs. Research and development expense remained at about the same level as the prior year, as 1999 efforts related to the “Year 2000” event were replaced in 2000 with product development activities. Other expense (income) for the 2000 period included the first quarter net unusual losses of $30.5 million. Comparative costs and expenses are further discussed in the following section entitled “Business Segment Results” and in the section entitled “Unusual Items” later in this discussion.

        Interest expense increased from $24.7 million in the 1999 period to $39.8 million in 2000, largely as a result of the financing arrangements for the acquisition of ABR in June 1999. Including capitalized interest costs of $1.7 million in 1999 and $2.4 million in 2000, total interest costs amounted to $26.4 million in the 1999 period and $42.2 million in 2000, an increase of $15.8 million. In 2000, Ceridian’s interest bearing debt included fixed rate borrowings, represented by the 7.25% senior notes sold in June 1999, and revolving credit facilities with floating rates in the U.S. and Canada. The weighted-average borrowings for 2000 amounted to $574.2 million compared to $381.3 million in 1999. During 2000, the fixed rate debt was reduced by the repurchase of notes with a face value of $20.0 million. Floating rate debt was reduced by payments of $19.6 million on the Canada facility and $75.0 million of the U.S. facility. The average interest rate on the Canada facility increased from 5.52% in 1999 to 6.14% in 2000 and on the U.S. facility from 5.71% in 1999 to 6.79% in 2000. The effective tax rate for 2000 was 37.8% compared to a rate of 37.6% for 1999.

       Business Segment Results

Segment Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2000	1999	$	%	2000	1999

Revenue
HRS	$866.9	$828.1	38.8	4.7	73.7	73.5
Comdata	308.8	298.9	9.9	3.3	26.3	26.5
Total	$1,175.7	$1,127.0	48.7	4.3	100.0	100.0
EBIT
HRS	$72.5	$113.4	(40.9)	(36.0)	8.4	13.7
Comdata	81.3	72.2	9.1	12.6	26.3	24.2
Other	9.1	—	9.1	NM	NM	NM
Total	$162.9	$185.6	(22.7)	(12.2)	13.9	16.5

        HRS. In 2000, revenue performance in HRS was adversely affected by a reduction of $25.5 million in revenue from the U.S. payroll and training services businesses. Each of these businesses experienced decreases in their customer retention rates in 1999 and lower levels of orders during 2000. In consideration of its customer retention goals for 2000, Ceridian did not implement any across-the-board U.S. payroll services price increase in 2000 as was done in early 1999. Sales of payroll software products in 2000 were limited by an extended rollout period for the enhanced Source 500 product, and attrition in the sales force during 2000 reduced both U.S. payroll product and services sales. Training services revenue declined in 2000 as major software vendors, whose software products were supported by our training, experienced reduced demand for their products. The payroll businesses in Canada and the United Kingdom reported an aggregate revenue increase of $15.0 million, while the work-life/employee assistance services business reported a small increase in revenue in this comparison. The benefits services business, acquired with ABR in June 1999, contributed substantially to the increase in HRS revenue, although this business showed a modest increase in revenue in the 2000 period that compares to the 1999 post-acquisition period. In 2000, investment income from payroll and tax filing customer deposits increased by $16.4 million over the 1999 period as average balances increased by 7.1% and the yield increased by 49 basis points to 6.07%.

        In 2000, cost of revenue increased as the effect of a full year of these costs in 2000 for ABR and SVS, compared to a partial year in 1999, more than offset the cost reduction related to lower sales levels in the U.S. payroll and training businesses. The migration of existing small business payroll customers to the Powerpay product and higher depreciation also contributed to the increase. Selling expense declined, which reflects both reduced commissions due to lower sales and a reduction in personnel, primarily in U.S. payroll operations. Increased general and administrative costs relate primarily to higher acquisition and software amortization expenses and higher occupancy and benefit costs. Increased research and development expense related primarily to product development efforts in the U.S. payroll and tax filing businesses. Other expense (income) in 2000 included net unusual losses of $37.0 million, comprised of charges of $41.2 million, reduced by a recovery of unused accruals of $4.2 million from similar charges in 1997. The comparison of expenses was also affected by the addition of the benefit services business through the ABR acquisition in June 1999.

        Comdata. Revenue increased in 2000 compared to 1999 as revenue grew by $17.1 million in the retail cash card business of SVS. The increase is due in part to the inclusion of two more months of SVS operations in 2000 than in 1999. The difference in revenue recognized in 1999 and not in 2000 due to the July 2000 sale of the phone resale business and from the sales in 1999 of two small businesses that provided telephone debit cards and audio tapes was $17.7 million. Revenue from transportation products and services, other than the phone resale business that was sold, increased despite one-time sales of “Year 2000”— related equipment upgrades in 1999. Increased fuel prices during 2000 also provided some benefit to the revenue comparison.

        Costs and expenses decreased due primarily to the elimination of costs and expenses of the businesses sold in July 2000 and 1999 as described above. Reductions in bad debt expense, telecommunications costs, and salary and benefits costs also contributed to the decrease. These reductions were offset in part by higher SVS costs and expenses, including additional amortization of goodwill and other intangibles related to the acquisition of the remaining interest in SVS in May 2000. Other increases to costs and expenses included a second quarter 2000 scheduled increase in contracted transaction processing costs, the cessation of payments received for transitional services provided to the buyer of a former Comdata business, and $2.6 million of unusual losses recorded in the first quarter of 2000 for staff reductions and excess space costs resulting from a consolidation of operations.

        Other. Other EBIT relates to the first quarter 2000 recovery of accruals in the amount of $10.0 million from unusual losses recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual losses.

       Unusual Items

        The comparison of Ceridian’s earnings from continuing operations is significantly affected by a number of unusual items.

Unusual Losses (Gains or Recoveries)

(Dollars in millions)

	Years Ended
	December 31

	2001	2000

Gain on sale of marketable securities	$(15.6)	$—
Accrued exit costs (severance, occupancy and contract terminations)	9.9	26.4
Recoveries of 2000 severance in 2001 and 1997 other exit costs in 2000	(3.2)	(14.2)
Impairment loss due to asset write-downs	6.1	18.3
Gain on derivative securities	(2.6)	—
Litigation settlements and other legal costs	53.7	—

Total unusual losses reported in other expense (income)	$48.3	$30.5

        The gain on sale of marketable securities of $15.6 million related to the sale of HotJobs.com, Ltd. common stock and is further described in Note F, “Investing Activity.” The gain on derivative securities of $2.6 million, related to the adoption of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is further described in Note J, “Commitments and Contingencies,” under the heading “Interest Rate Contracts.” The litigation costs include a settlement of $49.0 million and associated costs of $3.4 million related to litigation involving Comdata, as further described in Note K, “Legal Matters,” and a provision of $1.3 million for litigation costs not allocated to the business segments, recorded in the second quarter of 2001.

        During the first quarter of 2001, Ceridian took certain actions, described below, that were expected to improve operational efficiency, take advantage of technological opportunities and further focus its human resource businesses. These actions resulted in accrued exit costs of $9.9 million and asset write-downs of $6.1 million. The Company also recovered $3.2 million of costs accrued during the first quarter of 2000, due to a revision of the estimated cost related to those actions.

        In February 2001, Comdata decided to terminate the outsourced contract and bring those activities in-house. This action was intended to improve management control over development activities and reduce costs. The termination charge of $6.6 million was recorded and paid during the first quarter of 2001. In order to implement the in-house operation, Comdata hired a number of personnel from the outsourcing contractor and made incremental investments in capitalized equipment and software of $7.4 million in the same quarter. During the course of 2001, Comdata realized cost savings of approximately $10.8 million related to this action.

        In March 2001, HRS transferred most of its work-life/employee assistance operation in Boston, Mass. into a related operation in Philadelphia, Penn. and the Company decided to sell its Usertech employee training business. As a result of these actions, unrecoverable goodwill of $1.9 million related to Usertech and $1.1 million of equipment related to the Boston operation were recorded as asset write-downs. Usertech was sold in the third quarter of 2001. In addition, $2.3 million of severance costs for approximately 250 employees and $1.0 million of excess facility costs were charged to operations and recorded as accrued exit costs. The accrued exit costs were paid in full by December 31, 2001. These charges were offset in part by the recovery of $3.2 million of the estimated severance costs accrued in the first quarter of 2000, due primarily to a reduction in the scale of the downsizing of the St. Louis, Mo. customer services operations. Also in March, 2001, HRS reassessed its strategy for developing software to serve its middle market payroll and tax filing customers and conducted an impairment review of internally developed software related to this effort. As a result, $3.1 million of unrecoverable cost related to this software development effort was recognized as an asset write-down.

        On January 25, 2000, Ceridian announced that it would be taking actions to improve customer service and the quality of operations, particularly in the U.S. payroll business. The principal actions taken to achieve these objectives included decentralization of the U.S. payroll business customer service operations, termination of certain product development efforts, and realignment of certain management responsibilities and consolidation of similar operations. Decentralization of U.S. payroll customer service operations involved the downsizing of staff and space usage in a centralized facility in St. Louis, Mo. and the transfer of these responsibilities to district offices. The termination of certain product development efforts required a reassessment of the recoverability of goodwill and other intangibles and capitalized development costs, which resulted in a reduction in the carrying values of those assets and staff reductions. Realignment of certain management responsibilities involved staffing changes in a number of senior management positions. The consolidation of similar operations led to staff reductions as well as the identification of excess space and furnishings and related charges for asset write-downs and future rental obligations.

        In March 2000, Ceridian approved plans to execute these actions and recorded as other expense (income) charges of $44.7 million in first quarter 2000. These charges included $26.4 million of accrued exit costs and $18.3 million for asset write-downs. Exit costs for severance involved involuntary termination notices for approximately 500 employment positions, primarily in HRS, of which approximately 466 had been eliminated by December 31, 2000 with the remainder in early 2001. The other exit costs were primarily the lease cost for idled facilities and contract termination fees. At December 31, 2001, payments of $15.6 million in 2000 and $6.3 million in 2001, along with the recovery of $3.2 million in 2001, reduced the remaining amount of accrued exit costs from these actions to $1.3 million related to lease obligations. Asset write-downs included the write-off of capitalized software amounts related to a software development contract that was terminated in the first quarter 2000, certain property and equipment abandoned at a number of idled facilities, and various goodwill and intangible asset balances with respect to two previous acquisitions.

        With respect to accrued amounts related to certain actions taken by Ceridian in 1997, Ceridian paid the remaining $6.4 million of accrued costs during the year ended December 31, 2000. Additionally, during the first quarter of 2000, Ceridian credited other expense (income) with a recovery of $14.2 million of unused accruals established in connection with these 1997 actions. This recovery relates to the reversal of the amount accrued in excess of the settlement amount for a securities litigation matter that was finalized on March 31, 2000.

Financial Condition

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Years ended December 31,

	2001	2000	1999

Operating activities	$183.0	$269.2	$197.7
Investing activities	(106.7)	(107.9)	(812.2)
Financing activities	(56.1)	(101.3)	572.0

Net cash flows provided (used)	$20.2	$60.0	$(42.5)

Cash and equivalents at end of year	$138.7	$118.5	$58.5

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Years ended December 31,

	2001	2000	1999

Earnings from continuing operations	$49.5	$79.5	$104.4
Provision for deferred income taxes	30.7	45.4	62.2
Impairment loss from asset write-downs	6.1	18.3	—
Depreciation and amortization	105.4	97.2	80.1
Gains on marketable and derivative securities	(19.2)	—	—
Provision for doubtful accounts	15.8	14.8	16.8
Other reconciling items	(9.0)	(6.8)	(4.1)

From continuing operations earnings	179.3	248.4	259.4
From continuing operations working capital activities	4.5	(4.0)	(109.2)

Operating cash flows from continuing operations	183.8	244.4	150.2
From discontinued operations	(0.8)	24.8	47.5

Cash flows provided by operating activities	$183.0	$269.2	$197.7

       Cash Flows

       Cash Balances

        Cash and equivalents increased by $20.2 million to $138.7 million during 2001 as operating cash flows provided funds for investing, primarily for capital assets, at a level comparable to 2000 and a continuing reduction of debt. During 2000, cash and equivalents increased by $60.0 million to $118.5 million during 2000 as strong operating cash flows fully funded investing activities and provided funding for debt reduction. During 1999, cash and equivalents decreased by $42.5 million as investing requirements, primarily for the acquisition of ABR, reduced existing cash balances and utilized external financing.

       Operations

        Operating cash flows for 2001 decreased by $86.2 million from the 2000 level due primarily to lower cash flows from earnings, which in 2001 were reduced by the $34.1 million after-tax effect payment of the Comdata litigation costs. Without regard to the effect of these litigation costs, 2001 operating cash flows from continuing operations of $183.8 million would have been $217.9 million and operating cash flows from continuing operations earnings of $179.3 million would have been $213.4 million. Working capital activities of continuing operations provided $8.5 million more cash during 2001 than was the case in the comparable 2000 period. This change reflects a net cash inflow of $42.8 million from liquidation of receivables in the current year, compared to a net cash outflow from a build-up of receivables of $55.0 million in 2000. When comparing the working capital cash flows for 2001 to 2000, the total $97.8 million increase in cash provided by receivables related substantially to Comdata receivables activity and was offset in part by a decrease of $54.6 million in cash provided by Comdata drafts payable in those periods. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affected the amount of drafts payable and receivables outstanding at the end of 2001. The year 2001 ended on a Monday rather than on a weekend as it had in 2000, which permitted the weekly settlement of an additional amount of receivables and drafts payable in the year 2001 reporting period compared to 2000.

        Operating cash flows increased by $71.5 million in 2000 over the 1999 level as an improvement in cash flows from working capital items more than offset a decrease in operating cash flows from continuing operations earnings. After adjustment for noncash items included in earnings, operating cash flows from continuing operations earnings in 2000 decreased by $11.0 million from the 1999 level for reasons previously discussed under “Results of Operations.” Cash flows from working capital activities for 2000 improved by $105.2 million over 1999. The principal factor in this improvement was a $33.5 million increase in Comdata drafts payable during 2000 compared to a $7.8 million decrease in the comparable 1999 period. The relationship of the period-end date and the timing of weekly draft clearing operations can significantly affect the amount of drafts payable and receivables outstanding. The increase in receivables outstanding during 2000 utilized $55.0 million in cash flows, compared to a use of $79.0 million in 1999. An increase in Comdata receivables during 2000 was offset in part by net collections in HRS. Operating cash flows increased by $34.0 million during 1999, as higher utilization of net operating losses to reduce current income tax payments and a higher proportion of noncash depreciation and amortization expense in net earnings offset the reduction in net earnings.

       Investing

        Investing cash flows in 2001 included capital expenditures of $43.2 million for property and equipment and $50.8 million for software and development costs, of which $23.6 million of software and development spending took place during the first quarter. Investing cash flows also included a first quarter payment of $10.0 million to Ultimate Software Group, Inc. (“Ultimate”) to acquire a non-exclusive software license, $5.0 million of which is included in purchased software. Proceeds from sales of businesses and assets of $18.7 million for 2001 principally represent the sale of common stock of HotJobs.com, Ltd., which provided proceeds of $15.6 million. Cash expended for acquisitions during 2001 of $30.2 million primarily represented minority investments intended to expand product offerings in HRS and $5.0 million of the payment to Ultimate. Further information is provided in Note F, “Investing Activity.”

        Investing cash flows in 2000 included $65.1 million expended for investments in and advances to businesses, including the May acquisition of the remaining ownership interest in SVS and payments related to purchase acquisitions made during the second quarter of 2000 and in prior years. Capital expenditures during 2000 amounted to $97.0 million, including software development costs of $30.5 million. Capital expenditures in 2000 also involved $28.5 million, including furnishings and capitalized interest, for a new Ceridian headquarters facility and the renovation of an office facility for use by the HRS benefits services business. In November 2000, Ceridian sold and leased back real property in Bloomington, Minn., constituting the Ceridian headquarters facility, for $41.0 million in cash. The annual rental cost under the lease is approximately $4.2 million over a 20-year period. In September 2000, Ceridian also sold property in Palm Harbor, Fla., formerly used in HRS benefits services operations, for cash proceeds of $12.8 million.

        Cash flows from investing activities during 1999 principally involved expenditures of $681.5 million for the acquisitions of ABR in June 1999 and $20.3 million for a majority interest in SVS in February 1999. Capital expenditures amounted to $107.2 million during 1999, primarily for Ceridian’s headquarters facility, renovation of an office facility in St. Petersburg, Fla., and hardware and software to be used in internal financial systems. Total expenditures for the headquarters building totaled $27.1 million at December 31, 1999, including $24.6 million incurred in 1999. The renovation of the St. Petersburg office facility resulted in renovation expenditures of $10.4 million after Ceridian acquired ABR and $25.7 million in total as of December 31, 1999.

       Financing

        Financing activities in 2001 largely involved transactions related to the spin-off, further described in Note I, “Financing.” At the time of the spin-off, advances of $235.0 million from the January 2001 credit facility, the $225.0 million Arbitron payment and existing cash balances funded the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million domestic revolving credit facility dated July 1997. The redemption of senior notes required a payment of $456.5 million, which included $26.5 million under a “make-whole” provision of the senior notes agreement, based on the relationship of the nominal interest rate of the senior notes to a certain market rate. The establishment of the January 2001 credit facility resulted in the payment of $1.0 million for origination costs that will be amortized over the term of the facility. During the second quarter of 2001, Ceridian drew an additional $50.0 million of advances on the January 2001 credit facility in connection with the litigation settlement described in Note K, “Legal Matters.” During 2001, the Company reduced outstanding advances by payments of $50.0 million to $235.0 million. Another $2.0 million of the credit line was utilized for letters of credit at December 31, 2001. In addition, payments of $18.8 million and currency translation adjustments of $0.3 million extinguished the balance of $19.1 million outstanding on the Canadian revolving credit agreements at December 31, 2000 leaving only a $0.9 million letter of credit outstanding at December 31, 2001. Financing cash flows in 2001 also included cash inflows of $9.1 million from exercises of stock options and employee stock plan purchases.

        The $225.0 million payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.9 million at the time of the spin-off, which increased the Company’s retained earnings in that amount when the spin-off took place. This amount is subject to adjustment based on the filing of certain tax returns as discussed in Note B, “Income Taxes.” Additionally, the par value of Ceridian’s common stock was established as $.01 per share compared to $.50 per share prior to the spin-off and no treasury common stock was retained by Ceridian, resulting in a reduction of additional paid-in capital of $262.2 million. Further details on financing and equity transactions are presented in Note C, “Supplementary Data to Statement of Operations” under the heading “Discontinued Operations” and in the Statements of Stockholders’ Equity.

        Financing cash outflows in 2000 included the repurchase on the open market of $20.0 million face amount of Ceridian’s outstanding senior notes, a reduction of the amount outstanding under the U.S. revolving credit agreement of $75.0 million, and payments of $19.6 million under the Canadian revolving credit facilities. Financing cash inflows included $15.8 million of cash proceeds from exercises of stock options and employee stock plan purchases.

        Cash flows from financing activities during 1999 primarily involved financing arrangements related to the acquisition of ABR. Proceeds from stock option exercises and employee stock plan purchases provided $24.2 million of financing inflows during 1999. Ceridian repurchased 235,518 shares of its common stock at an average price of $21.86 per share during the third and fourth quarters of 1999, resulting in financing outflows of $5.1 million.

        For further information on financing cash flows, see Note I, “Financing,” and the following section entitled “Liquidity and Capital Resources.”

       Liquidity and Capital Resources

        Ceridian expects to meet its liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows are discussed under the section entitled “Financial Condition” above. Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in a preceding section of this discussion entitled “Results of Operations” and in several of the items in the following section entitled “Cautionary Factors That Could Affect Future Results.” Cautionary factors of particular relevance include those that refer to the effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities; our ability to attract new customers and retain our existing customers; and general economic conditions.

        With regard to external financing, at December 31, 2001, Ceridian had $113.0 million available under its $350.0 million revolving credit facility, which continues until March 2006, and may request an additional commitment of up to $150.0 million. At December 31, 2001, Ceridian remained in compliance with all financial covenant tests in this credit facility, which are described in Note I, “Financing.” The Company also believes that up to $150.0 million of financing could be arranged through a securitization of Comdata receivables and may choose to do so if the financing costs were lower than other alternatives. Any receivables sold under such a securitization are likely to remain on the Company’s balance sheet along with any balance of related borrowings.

        Ceridian’s expenditures for capital assets and software presently planned for 2002 total approximately $108.0 million with an estimated allocation of $96.0 million to HRS and $12.0 million to Comdata. Ceridian also plans to continue to grow its business through strategic acquisitions.

        Ceridian has entered into lease and royalty commitments that are not reflected on its balance sheet at December 31, 2001, under generally accepted accounting principles. The table below describes the annual cash payments for which Ceridian is obligated under its on-balance-sheet debt and off-balance-sheet lease and significant royalty commitment at that date.

Financial Commitments at December 31, 2001

(Dollars in millions)

	2002	2003	2004	2005	2006	Thereafter	Total

Debt payments	$1.5	1.4	—	—	235.0	—	$237.9
Lease payments	$40.9	38.1	33.5	27.7	23.6	135.9	$299.7
Ultimate minimum royalties	$6.0	—	6.0	6.0	6.3	8.4	$32.7

        Debt obligations are described above under the heading “Financing” and in Note I, “Financing.” Since Ceridian has the capability and intention of continuing its use of short-term borrowings under the January 2001 revolving credit facility until the facility matures in 2006, the outstanding balance is treated as due on that maturity date.

        Ceridian conducts a substantial portion of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. Ceridian remains secondarily liable for future rental obligations related to assigned leases totaling $3.8 million at December 31, 2001. Ceridian does not anticipate any material non-performance by the assignees of these leases.

        In March 2001, Ceridian entered into an agreement with Ultimate in which Ceridian was granted a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated ASP offering to middle market Ceridian customers. Ceridian made an immediate payment of $10.0 million, of which $5.0 million was contingent upon successful transfer of the technology to Ceridian. Ceridian also agreed to make additional payments commencing upon transfer of technology, based on the number of Ceridian customers’ employees paid by using the software and subject to minimum and maximum amounts. The transfer of technology was accomplished in February 2002, at which time the requirement for minimum monthly payments in 2002 was eliminated in consideration for an advance payment of $6.0 million, representing the minimum monthly payments for the year 2003. Ceridian then remains obligated to future minimum monthly payments of $0.5 million per month from January 2004 until January 1, 2006, when the minimum monthly payment will escalate at a rate of 5% per annum. The noncancelable term of the contract extends for seven years until March 2008 at which time either party may terminate the agreement, provided that at least two years prior written notice has been provided to the other party.

       Critical Accounting Policies

        Ceridian’s significant accounting policies are described in Note A, “Accounting Policies.” We consider the most critical of those policies to be revenue recognition and software and development costs recoverability.

        Revenue recognition is primarily affected by the timing of transaction processing and the terms and life of the specific contracts entered into by the Company. When the fair value of each element of a sales arrangement containing a software product, installation and conversion, and transaction processing elements can be objectively determined, the amounts and timing of revenue recognition from this arrangement are determined for each of the elements in the arrangement. When the fair values of the elements of this arrangement are not determinable, all revenue from the arrangement is recognized equally over the transaction processing term.

        HRS revenue is generated by service fees, income from investment of payroll and tax filing funds, software licenses or subscription fees, and installation and data conversion services. Generally, transaction processing contracts are for a period of one year and service fees for these contracts are recognized as revenue when services have been completed and the amount is billable. Fees for work-life and employee assistance services are generally contract-based and involve prepayments for services based on the number of customer employees served and the level of service. Revenue from prepayments on these contracts is deferred and recognized as the services are performed. Investment income is recognized as earned. Software license revenue is recognized when the software is delivered, a signed contract exists, the sale price is fixed and collectibility is probable. Revenue from installation and conversion services is non-refundable; is determined on a time and materials basis; and, along with related costs, is deferred and recognized over the installation and conversion period, generally two to four months.

        Comdata revenue is generated from funds transfer, regulatory permit, and retail cash card transaction services as well as sales of point of sale terminals and retail cash cards. Revenue from funds transfer and retail cash card fees is recognized at the time these transactions take place. Revenue from regulatory permit services is recognized as the services are performed. Payments received from retailers upon delivery of retail cash card stock are recognized as revenue over the period of expected use by the retailer. Revenue from sales of terminals is recognized upon delivery where a signed contract exists, the sale price is fixed and collectibility is probable.

        With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. The amount of these costs shown on our balance sheet at December 31, 2001 was $92.9 million. The elements of software and development costs were purchased software of $27.3 million and internally developed software of $65.6 million. These assets represent the amounts we have invested in these assets, reduced by amortization expense charged against our earnings as the software was used in our operations and by any write-downs as a result of our recoverability analysis. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software. The projections of future cash flows, which are determined by management, are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these assets. The amount of the write-down, if any, is largely dependent on management’s estimates of future cash flows and the selection of an appropriate discount rate. As a result of software recoverability testing during the past three years, we recorded asset write-down losses of $3.1 million in 2001, $9.0 million in 2000 and none in 1999.

Cautionary Factors That Could Affect Future Results

        You should carefully consider each of the following risks and all of the other information in this report. The risks and uncertainties described in this report are not only the ones we will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our businesses. If any of the risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially affected. If that happens, the trading prices of our common stock could decline significantly.

Our revenue depends in large part on our ability to retain customers.

        Customer retention is an important factor in the amount and predictability of revenue and profits in each of our businesses. Our ability to retain our customers depends on a number of factors, including:

•	customer satisfaction;

•	product and service offerings by competitors;

•	customer service levels; and

•	price.

        In providing some of our services, particularly payroll processing and tax filing services, we incur installation and conversion costs in connection with new customers that will need to be recovered before the contractual relationship will provide incremental profit. Longer customer relationships are likely to be more profitable.

Changes in governmental regulations relating to employee benefits, funds transfer and other matters may negatively impact our revenue and earnings.

        Changes in or the elimination of governmental regulations may adversely affect our revenue and earnings. Changes in governmental regulations are difficult to predict and could be significant. For example, the extent and type of benefits that employers are required to or may choose to provide employees and the amount and type of federal or state taxes employers and employees are required to pay will affect the associated new products or services that we may sell. As another example, Comdata is currently licensed on the state level by the banking or financial institutions departments of numerous states. Continued licensing by these states is subject to ongoing satisfaction of compliance requirements regarding safety and soundness, including, for example, posting of surety bonds to guarantee payment of funds in transit. Changes in this regulatory environment, including the implementation of new or varying measures by the U.S. federal government, may significantly affect or change the manner in which Comdata currently conducts some of the aspects of its business.

Our future revenue growth will depend on our ability to continue selling our products and services to our existing customers, introducing new or enhanced products and services, attracting and retaining new customers and selling additional products and services to existing customers.

        We expect that a portion of our anticipated future revenue growth in each of our business segments will be derived from:

•	the continued selling of products and services to our existing customers;

•	the planned introduction of new or enhanced products and services in our HRS business;

•	the selling of products and services to new customers; and

•	the selling of additional products and services to our existing customers.

        How successful we will be in these efforts will depend on a variety of factors, including:

•	our product and service offerings;

•	effective sales and marketing efforts;

•	our ability to attract new and retain new and existing customers;

•	the level of market acceptance and the avoidance of difficulties or delays in development or introduction of new products and services;

•	our ability to integrate technology and information systems into our HRS products and services; and

•	our successful implementation of products and services for new and existing customers.

        There can be no assurance that we will achieve our revenue growth objectives from our cross-selling efforts and selling of new products and services. The inability to cross-sell our products and services, attract and retain new customers or successfully develop and implement new and enhanced products and services could harm our business.

Economic factors and litigation may harm our business and operating results.

        Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we serve, particularly those more economically sensitive industries such as trucking. Approximately 81 percent of Comdata’s revenue for 2001 was attributable to its transportation business. Comdata’s results of operations are, therefore, dependent on the level of activity in the transportation industry, which, in turn, is affected by general economic conditions. For example, a decrease in the number of truck drivers would decrease the number of Comchek transactions and could adversely affect Comdata’s revenues. Similarly, since a significant portion of our fueling transactions are priced by reference to the amount spent on the transaction, our revenue can be significantly affected by changes in diesel fuel prices. Falling diesel fuel prices directly reduce the amounts of revenue and earnings related to these transactions. Rising diesel fuel prices increase our revenue and earnings but also increase the capital requirements of Comdata and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase diesel fuel using a Comdata payment method.

        Changes in trade, monetary and fiscal policies, and political and economic conditions could also affect employment levels, with a corresponding impact on our payroll processing and tax filing businesses. Decreased employment levels, as well as slowed economic conditions could negatively effect wage and bonus payments, orders and the timing of product installations, and negatively impact the operating results of our HRS business.

        Our future operating results may also be harmed by adverse judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future.

Any problems or delays we may experience in effecting system upgrades and conversions could harm our business.

        We expect to continue our efforts to transition to new or enhanced data processing systems and/or software in several of our business units, including systems that process customer data and internal management information systems. The successful implementation of these new or enhanced systems will be critical to the effective delivery of products and services and the efficient operation of our businesses. Problems or delays with the installation or initial operation of the new or enhanced systems could disrupt or increase costs in connection with our delivery of services and with our operations planning, financial reporting and management. From time to time, we have experienced these types of problems or delays. For example, in 1997, we terminated a payroll processing development project and incurred an unusual loss of $150.0 million.

Our ability to remain competitive depends on our ability to adapt to changing technology.

        As a provider of information management and data processing services, we will need to adapt and respond to the technological advances offered by our competitors and the technological requirements of our customers, including those related to the Internet, in order to maintain and improve upon our competitive position. For example, management intends to focus on developing and fully implementing a strategy for our HRS business to provide services over the Internet. As another example, Comdata’s credit, debit and cash cards could be replaced by a next-generation payment method. There can be no assurance that we will develop and release new products and services or product and service enhancements within the projected time frames and within targeted costs. Significant delays, difficulties or added costs in introducing new products and services or enhancements, either through internal development, acquisitions or cooperative relationships with other companies, could adversely affect the market acceptance of our products and services and our operating results.

Our strategy to make acquisitions of and investments in complementary businesses, products and technologies involves risks that could harm our business and operating results.

        One of our growth strategies is to make acquisitions of and investments in complementary businesses, products and technologies that will enable us to add products and services for our core customer base and for adjacent markets, and to expand each of our businesses geographically. Our ability to make these acquisitions and investments will depend on:

•	the availability of suitable acquisition candidates and investments at acceptable costs;

•	our ability to compete effectively for these acquisition candidates and investments; and

•	the availability of capital to complete these acquisitions and investments.

        These risks could be heightened if we complete several acquisitions or investments within a relatively short period of time. The benefits of an acquisition or investment may often take considerable time to develop, and we cannot guarantee that any acquisition or investment will in fact produce the revenue, earnings or business synergies that we anticipated.

        In addition, implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	entry into markets in which we may have limited or no experience;

•	potential loss of key employees or customers of the acquired businesses;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies and cost savings;

•	reallocation of significant amounts of capital from operating initiatives to acquisitions; and

•	increase in our indebtedness and a limitation in our ability to access additional capital when needed.

        In addition, some acquisitions and investments may require the consent of the lenders under our credit facility, and we cannot predict whether approvals would be forthcoming or the terms on which the lenders would approve these transactions. Also, from an accounting perspective, acquisitions and investments may involve non-recurring charges and significant charges from periodic reassessments of the recoverable value of goodwill that could harm our operating results.

Our credit facility may restrict our operating flexibility.

        The governing documents for our credit facility contain a number of significant provisions that, among other things, restrict our ability to:

•	sell assets;

•	incur more indebtedness;

•	grant or incur liens on our assets;

•	make investments or acquisitions;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations; and

•	engage in transactions with our affiliates.

These restrictions could hurt our ability to finance our future operations or capital needs or make acquisitions that may be in our best interest. In addition, our credit facility requires that we satisfy several financial covenants. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under the credit facility. If a default occurs under our credit facility, the lenders under this facility could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

The markets we serve may attract new competitors or cause current competitors to focus more on these markets, which could harm our business.

        New competitors could decide to enter the markets we serve or current competitors could decide to focus more on these markets, and thereby intensify the highly competitive conditions that already exist. These new entrants and existing competitors could offer or introduce new technologies or a different service model, or could treat the services to be provided by one of our businesses as one component of a larger product or service offering. These developments could enable these new and existing competitors to offer similar products or services at reduced prices. Any of these or similar developments could harm our business and results of operations.

The Internal Revenue Service may determine that the spin-off does not qualify as a tax-free distribution and thus treat the spin-off as taxable to Ceridian and its stockholders, which could subject Ceridian and its stockholders to material amount of taxes.

        Old Ceridian received a favorable letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the spin-off generally will be tax-free to Old Ceridian and it stockholders. Even though Old Ceridian received a favorable letter ruling from the IRS, it is possible that Old Ceridian and its stockholders could be subject to a material amount of taxes as a result of the spin-off if the representations and undertaking of Old Ceridian and Ceridian made to the IRS in connection to obtaining the letter ruling are determined to be inaccurate. For a description of material United States federal income tax consequences to Old Ceridian’s stockholders of the spin-off, we refer you to our Information Statement, which is an exhibit to our Registration Statement on Form 10, as amended, under the heading “The Spin-Off — Material U.S. Federal Income Tax Consequences of the Spin-Off.”

If the corporate restructuring transactions and spin-off were not legal dividends, they could be held invalid by a court and harm our financial condition and results of operations.

        The corporate restructuring transactions and the spin-off were subject to Delaware corporate law. There can be no assurance that a court will not later determine that the spin-off and one or more of the corporate restructuring transactions were invalid under Delaware law and reverse the transaction. The resulting complications, costs and expenses could harm our financial condition and results of operations.

We will be subject to risks related to our international operations, which may harm our operating results.

        We have international operations in Canada and the United Kingdom, which in 2001 provided about 20 percent of the revenue from our HRS division and subsidiaries. Our Centrefile Limited subsidiary provides payroll processing services and human resource information systems software in the United Kingdom. Our Canadian operations handle and hold payroll as well as tax filing funds for our Canadian customers. Comdata also operates in Canada and is considering expanding into Mexico. Apart from the risks described in this section of the report, international operations are subject to various additional risks which could adversely affect those operations or our business as a whole, including:

•	costs of customizing products and services for foreign customers;

•	difficulties in managing and staffing international operations;

•	reduced protection for intellectual property rights in some countries;

•	longer sales and payment cycles;

•	the burdens of complying with a wide variety of foreign laws;

•	exposure to local economic conditions; and

•	unfavorable currency exchange rates.

We expect to continue to implement our plans to improve the performance of our U.S. payroll business, and we cannot assure you that our efforts and the amount we invest in these plans will improve the financial performance of our U.S. payroll business.

        We have ongoing and continued initiatives to invest in and improve the performance of our U.S. payroll business. These initiatives include:

•	transitioning small business customers to Powerpay, our Internet payroll product;

•	improving our customer service model;

•	improving customer retention;

•	continuing product enhancements;

•	investing in our Six Sigma program, an effort that focuses on helping organizations produce products and services better, faster and cheaper;

•	consolidating and improving efficiencies at our payroll processing centers; and

•	increasing the investment in our sales efforts.

We cannot assure you that our efforts and the amount we invest in this process will improve the financial performance of our U.S. payroll business, and if so, by how much. If these initiatives are less successful than planned, or the level of investment needs to be increased, our business could be harmed.

We are continuing to integrate some of our HRS businesses under one management structure. Difficulties or problems we may experience in this integration process may harm our business and operating results.

        Certain of our HRS businesses currently provide:

•	payroll processing services and software, tax filing services, human resource management systems software and other similar services and products;

•	services designed to help organizations address workplace effectiveness issues and improve employee recruitment, retention and productivity and reduce absenteeism; and

•	employee health and welfare benefits administration and qualified plan administration services.

We are continuing to integrate all of these businesses under one management structure in a combined business within our HRS segment. Difficulties or problems we may experience in this integration process may harm our business and operating results.

Government regulation changes on timing or amount of remittances and changes in interest rates may reduce our investment income from customer deposits.

        Our payroll and tax filing business in the United States and Canada has historically derived significant revenue and earnings from the investment of customer deposits, and this revenue and earnings are an integral part of our payroll and tax filing business. Changes in governmental regulations on the timing and amount of remittances may reduce the period of time we are allowed to hold these remittances, as well as the amount of such remittances, and may decrease our revenue and earnings from this source. If governmental regulations change in this fashion, we would likely seek to require customers who permit us to retain earnings on their deposits to pay us additional fees in lieu of this lost investment income.

        In addition, changes in interest rates will affect our revenue and earnings from this source. The average yield on our investment of customer deposits was 5.5 percent in 2001. Interest rate changes are difficult to predict and could be significant. We expect to continue to lessen the impact of interest rate decreases by the use of derivative securities such as interest rate contract transactions that are described in more detail in Note J, “Commitments and Contingencies” and under Part II, Item 7A of this report. There can be no assurance that we will be able to use derivative securities such as collars and swaps or obtain them on favorable terms, or to what extent any decrease in investment income would be offset by the use of these derivative securities. If we were unable to secure derivative securities on favorable terms and interest rates decrease, our financial results would be harmed.

Our ability to improve operating margins in our HRS business will depend on the degree to which and the speed with which we will be able to increase operational efficiencies and reduce operating costs.

        Our ability to improve profit margins in our HRS business will depend on factors that include the degree to which and the speed with which we will be able to increase operational efficiencies and reduce operating costs. Delays or difficulties in implementing and consolidating process improvements, such as those designed to reduce printing, telecommunication and customer service costs, or quickly and effectively installing new customers or new products and services, and in consolidating various functions, including administrative functions, eliminating duplicate operations and consolidating facilities could adversely affect the timing or effectiveness of cost reduction and margin improvement efforts.

The failure of our benefit services subsidiary to comply with applicable laws relating to employee benefits administration could result in substantial taxes, penalties and liabilities that could harm our business.

        As a result of the benefits services our benefit services subsidiary provides, it may be subject to potential legal liability as a provider of portability compliance services. As a provider of COBRA (Consolidated Omnibus Budget Reconciliation Act) compliance services, our benefit services subsidiary is subject to excise taxes for noncompliance with provisions of COBRA. In addition to the excise tax liability that may be imposed on our benefit services subsidiary, substantial excise taxes may be imposed under COBRA on our customers. In addition, as a provider of HIPAA (Health Insurance Portability and Accountability Act of 1996) compliance and administration services, our benefit services subsidiary is subject to ERISA (Employee Retirement Income Security Act of 1974) penalties for noncompliance with various provisions of HIPAA.

        Under various service agreements with its customers, our benefit services subsidiary assumes financial responsibility for the payment of the taxes and/ or penalties assessed against its customers if a court of competent jurisdiction in a final nonappealable decision determines that our benefit services subsidiary failed to comply with COBRA, failed to comply with HIPAA or liabilities were incurred by its customers arising out of the failure of our benefit services subsidiary to fulfill the obligations under its agreements with its customers, unless these taxes, penalties or liabilities are attributable to the customer’s failure to comply with COBRA or HIPAA or with the terms of the agreement the customer has with our benefit services subsidiary. These taxes, penalties and liabilities could, in some cases, be substantial and could harm our business and operating results. Additionally, the failure of our benefit services subsidiary to comply with applicable provisions of COBRA or HIPAA or to fulfill its obligations under its customer agreements could harm its reputation, its relationship with its customers and its ability to gain new customers.

The failure of our HRS business to comply with applicable laws relating to payroll tax and retirement plan administration could result in substantial taxes, penalties and liabilities that could harm our business.

        Our HRS customers transfer to our HRS division or its subsidiaries contributed employer and employee tax funds and employer and employee contributions to qualified retirement plans. Our HRS division or its subsidiaries process the data received from its customers and remit the funds along with a tax return to the appropriate taxing authorities when due. Retirement plan assets are remitted to investment vehicles selected by the plan administrator or plan sponsor. Tracking, processing and paying these tax liabilities and administering retirement plans is complex. Mistakes may occur in connection with this service. Our HRS division or its subsidiaries and its customers are subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes or required plan contributions. Under service agreements with its customers, our HRS division or its subsidiaries assume financial responsibility for the payment of the penalties assessed against its customers arising out of the failure of our HRS division or its subsidiaries to fulfill its obligations under its agreements with these customers, unless these penalties are attributable to the customer’s failure to comply with the terms of the agreement the customer has with our HRS division or its subsidiaries. These penalties could, in some cases, be substantial and could harm its business and operating results. Additionally, the failure of our HRS division or its subsidiaries to fulfill its obligations under its customer agreements could harm our reputation, its relationship with our customers and its ability to gain new customers.

Our HRS business is seasonal which may cause our operating results to fluctuate significantly.

        Our HRS business is seasonal with generally higher revenues during the first quarter as a result of higher payroll funds being processed due to year-end bonuses being paid and additional year-end services required, such as the preparation and distribution of W-2s, and during the fourth quarter as result of special reporting requirements. We expect this trend to continue, which could cause our quarterly operating results to fluctuate significantly.

The business and results of operations of our Comdata subsidiary are heavily dependent on several of its vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations.

        Comdata’s business is dependent on several significant vendors and suppliers, the loss of whom could adversely affect not only Comdata’s results of operations but our consolidated results of operations as well. For example, Comdata’s current business relies upon its relationships with third party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by MasterCard or other similar card associations. Any adverse change in Comdata’s relationship with these vendors could likely adversely affect Comdata’s business and results of operations and could harm our consolidated results of operations as well.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our market risk exposure is primarily interest rate risk related to revenue derived from payroll and tax filing fund investments. This risk exposure is partially offset by interest expense on floating rate debt obligations. This investment income included in revenue varies as a function of short-term U.S. and Canadian interest rates. We use interest rate collars or swaps to hedge the risk of falling interest rates. The table below indicates the hypothetical change in our after-tax investment income, net of interest expense, over a one-year period due to an immediate and sustained change in the annual average interest rate. The base scenario utilizes a federal funds rate of 1.75% at December 31, 2001.

Percent Change in Interest Rates	Hypothetical Change in Net Interest
Expressed in Basis Points	Income from Base Scenario

(in millions of dollars)
300 Rise	5.6
200 Rise	3.6
100 Rise	1.8
50 Rise	0.9
25 Rise	0.5
Base Scenario
25 Decline	(0.5)
50 Decline	(0.9)
100 Decline	(1.8)

        Computations in the table above are based on assumptions about the amounts of payroll and tax filing funds and the relative levels of short-term market interest rates within U.S. and Canadian markets and should not be relied on as precise indicators of future expected results. Included in the computations are the effects of interest rate changes on income and expense related to all short-term and floating rate assets and liabilities owned or issued by Ceridian or its subsidiaries, including interest rate contracts. The interest rate contracts that are or will be effective for 2002 cover an average of $800.0 million of payroll and tax filing investments with an average floor strike rate of 5.08% and an average cap strike rate of 6.02%. In addition, we have entered into forward contracts with floors ranging from 4.50% to 6.07% in order to continue coverage at the current level through 2003 and with various maturity dates ranging out to December 2007. We expect to obtain additional contracts when market conditions are favorable to replace maturing contracts. We refer you to Note J, “Commitments and Contingencies,” found in Part II, Item 8 of this report for additional information on interest rate contracts.

        Ceridian’s exposure to foreign exchange market risk is negligible. Our foreign operations consist of payroll and human resource operations in Canada and the UK. These foreign operations serve their respective domestic markets, with all revenues and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in comprehensive income and are not hedged.

Item 8.	Financial Statements and Supplementary Data

1. Index to Consolidated Financial Statements

        The following financial statements and reports are filed as part of this report:

2. Index to Financial Statement Schedules

        The following financial statement schedule and report is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule II. Valuation and Qualifying Accounts	65
Independent Auditors’ Report on Financial Statement Schedule	66

Independent Auditors’ Report

The Board of Directors and Stockholders of

Ceridian Corporation:

We have audited the accompanying consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

[KPMG SIGNATURE]

Minneapolis, Minnesota

January 22, 2002, except as to Note F,
  which is as of February 5, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS	(Dollars in millions, except per share data)

	Years Ended December 31,

	2001	2000	1999

Revenue	$1,182.3	$1,175.7	$1,127.0
Costs and Expenses
Cost of revenue	573.6	559.0	553.1
Selling, general and administrative	404.6	359.3	332.1
Research and development	59.0	62.8	60.6
Other expense (income)	48.2	31.7	(4.4)

Total costs and expenses	1,085.4	1,012.8	941.4

Earnings before interest and taxes	96.9	162.9	185.6

Interest income	6.5	4.7	6.4
Interest expense	(19.0)	(39.8)	(24.7)

Earnings before income taxes	84.4	127.8	167.3
Income tax provision	34.9	48.3	62.9

Earnings from continuing operations	49.5	79.5	104.4

Discontinued operations
Gain (Loss) on disposition	5.2	(6.9)	—
Earnings from operations	—	27.6	40.9

Net earnings	$54.7	$100.2	$145.3

Basic earnings per share
Continuing operations	$0.34	$0.55	$0.72
Net earnings	$0.37	$0.69	$1.01
Diluted earnings per share
Continuing operations	$0.33	$0.54	$0.71
Net earnings	$0.37	$0.68	$0.98
Shares used in calculations (in thousands)
Weighted average shares (basic)	146,069	145,229	144,524
Dilutive securities	2,527	1,505	3,440

Weighted average shares (diluted)	148,596	146,734	147,964

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS	(Dollars in millions, except per share data)

	December 31,

	2001	2000

ASSETS
Current assets
Cash and equivalents	$138.7	$118.5
Short-term investments	22.0	40.1
Trade and other receivables
Trade, less allowance of $16.2 and $17.4	376.4	438.3
Other	21.8	22.6

Total	398.2	460.9
Current portion of deferred income taxes	31.7	41.8
Net assets of discontinued operations	—	28.2
Other current assets	25.0	25.9

Total current assets	615.6	715.4

Property, plant and equipment, net	159.3	160.4
Goodwill, net	859.6	897.9
Other intangible assets, net	116.2	128.4
Software and development costs, net	92.9	57.0
Prepaid pension cost	10.7	128.1
Deferred income taxes, less current portion	4.3	—
Other noncurrent assets	52.0	0.8

Total assets before payroll and tax filing funds	1,910.6	2,088.0
Payroll and tax filing funds	2,126.4	2,945.0

Total assets	$4,037.0	$5,033.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$1.5	$0.3
Accounts payable	31.2	31.7
Drafts and customer funds payable	160.1	172.1
Customer advances	11.8	14.5
Deferred income	35.9	38.5
Accrued taxes	66.2	76.0
Employee compensation and benefits	64.0	65.8
Other accrued expenses	46.3	75.0

Total current liabilities	417.0	473.9

Long-term obligations, less current portion	236.4	500.3
Deferred income taxes	24.8	67.7
Employee benefit plans	140.1	75.7
Deferred income and other noncurrent liabilities	31.2	34.2

Total liabilities before payroll and tax filing obligations	849.5	1,151.8
Payroll and tax filing obligations	2,126.4	2,945.0

Total liabilities	2,975.9	4,096.8

Stockholders’ equity
Common Stock, $.01 and $.50 par, authorized 500,000,000 shares, issued 146,487,624 and 161,685,596	1.5	80.8
Additional paid-in capital	870.1	1,122.7
Retained earnings	319.4	81.8
Treasury common stock, 2,662 and 15,931,215 shares	—	(342.9)
Accumulated other comprehensive income	(129.9)	(6.2)

Total stockholders’ equity	1,061.1	936.2

Total liabilities and stockholders’ equity	$4,037.0	$5,033.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(Dollars in millions)

	Years Ended December 31,

	2001	2000	1999

Cash Flows from Operating Activities
Net earnings	$54.7	$100.2	$145.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	(5.2)	(20.7)	(40.9)
Deferred income tax provision	30.7	45.4	62.2
Impairment loss from asset write-downs	6.1	18.3	—
Depreciation and amortization	105.4	97.2	80.1
Gain on marketable and derivative securities	(19.2)	—	—
Provision for doubtful accounts	15.8	14.8	16.8
Other	(9.0)	(6.8)	(4.1)
Decrease (Increase) in trade and other receivables	42.8	(55.0)	(79.0)
Increase (Decrease) in accounts payable	(0.7)	(8.2)	0.5
Increase (Decrease) in drafts and customer funds payable	(12.0)	33.5	(7.8)
Increase (Decrease) in employee compensation and benefits	(1.6)	4.0	(4.3)
Increase (Decrease) in accrued taxes	(3.9)	25.1	9.8
Increase (Decrease) in other current assets and liabilities	(20.1)	(3.4)	(28.4)
Cash provided (used) by operating activities of discontinued operations	(0.8)	24.8	47.5

Net cash provided by operating activities	183.0	269.2	197.7

Cash Flows from Investing Activities
Expended for property, plant and equipment	(43.2)	(66.5)	(75.3)
Expended for software and development costs	(50.8)	(30.5)	(29.5)
Proceeds from sales of businesses and assets	18.7	56.3	11.1
Expended for investments and business acquisitions, less cash acquired	(30.2)	(65.1)	(714.9)
Cash used by investing activities of discontinued operations	(1.2)	(2.1)	(3.6)

Net cash provided by (used for) investing activities	(106.7)	(107.9)	(812.2)

Cash Flows from Financing Activities
Revolving credit and overdrafts, net	166.4	(95.1)	108.4
Borrowings of other debt	—	—	444.8
Repayment of other debt	(456.6)	(20.6)	(0.3)
Repurchase of common stock	—	(1.4)	(5.1)
Proceeds from exercise of stock options and other	9.1	15.8	24.2
Cash provided by financing activities of discontinued operations	225.0	—	—

Net cash provided by (used for) financing activities	(56.1)	(101.3)	572.0

Net Cash Flows Provided (Used)	20.2	60.0	(42.5)
Cash and equivalents at beginning of year	118.5	58.5	101.0

Cash and equivalents at end of year	$138.7	$118.5	$58.5

	Years Ended December 31,

Interest and Income Taxes Paid (Refunded)	2001	2000	1999

Interest paid	$16.6	$40.3	$21.0
Income taxes paid	$15.3	$10.6	$8.0
Income taxes refunded	$(1.3)	$(5.4)	$(0.5)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

	Amount			Shares

	2001	2000	1999	2001	2000	1999

Common Shares Issued
Beginning balance	$80.8	$80.8	$80.8	161,685,596	161,685,596	161,685,596
Exercises of stock options	—	—	—	411,376	—	—
Restricted stock awards, net	—	—	—	60,555	—	—
Employee stock purchase plans	—	—	—	195,984	—	—
Spin-off adjustments (Note C)	(79.3)	—	—	(15,865,887)	—	—

Ending balance – issued	$1.5	$80.8	$80.8	146,487,624	161,685,596	161,685,596

Treasury Stock – Common Shares
Beginning balance	$(342.9)	$(364.6)	$(390.8)	(15,931,215)	(16,951,228)	(18,171,620)
Repurchases	—	(1.4)	(5.1)	—	(54,953)	(235,518)
Exercises of stock options	1.1	16.4	27.2	51,571	762,875	1,265,599
Restricted stock awards, net	0.2	—	(1.0)	8,782	1,350	(32,524)
Employee stock purchase plans	0.1	6.7	5.1	2,313	310,741	239,369
Acquisitions	—	—	—	—	—	(16,534)
Spin-off adjustments (Note C)	341.5	—	—	15,865,887	—	—

Ending balance – treasury	$—	$(342.9)	$(364.6)	(2,662)	(15,931,215)	(16,951,228)

Common Shares Outstanding				146,484,962	145,754,381	144,734,368

Additional Paid-In Capital
Beginning balance	$1,122.7	$1,126.2	$1,110.5
Exercises of stock options	5.1	(6.0)	(8.3)
Tax benefit from stock options	0.9	3.3	10.2
Restricted stock awards, net	0.7	0.6	1.8
Employee stock purchase plans	2.9	(1.4)	0.5
Acquisitions	—	—	11.5
Spin-off adjustments (Note C)	(262.2)	—	—

Ending balance	$870.1	$1,122.7	$1,126.2	Comprehensive Income (Loss)

Retained Earnings (Deficit)				2001	2000	1999

Beginning balance	$81.8	$(18.4)	$(163.7)
Net earnings	54.7	100.2	145.3	$54.7	$100.2	$145.3
Spin-off adjustments (Note C)	182.9	—	—

Ending balance	$319.4	$81.8	$(18.4)

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$(8.7)	$(3.2)	$(3.6)
Rate changes, net	(1.6)	(5.5)	0.4	(1.6)	(5.5)	0.4

Ending balance	(10.3)	(8.7)	(3.2)

Unrealized gain on securities
Beginning balance	$11.7	$—	$—
Change in unrealized gain, net of income taxes of $10.2, $6.4 and none	18.9	11.7	—	18.9	11.7	—
Less realized gain, net of income taxes of $9.1 in 2001	(16.8)	—	—	(16.8)	—	—

Ending balance	13.8	11.7	—

Pension liability adjustment
Beginning balance	$(9.2)	$(8.6)	$(9.5)
Pension liability change, net of income taxes of $65.8 in 2001 (Note G)	(124.2)	(0.6)	0.9	(124.2)	(0.6)	0.9

Ending balance	(133.4)	(9.2)	(8.6)

Total ending balance	$(129.9)	$(6.2)	$(11.8)

Total Stockholders’ Equity	$1,061.1	$936.2	$812.2

Total Comprehensive Income (Loss)				$(69.0)	$105.8	$146.6

See notes to consolidated financial statements.

(Dollars in millions, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the three years ended December 31, 2001)

INDEX TO NOTES

45	A.	Accounting Policies
49	B.	Income Taxes
50	C.	Supplementary Data to Statements of Operations
52	D.	Segment Data
54	E.	Capital Assets
55	F.	Investing Activity
56	G.	Retirement Plans
58	H.	Stock Plans
60	I.	Financing
61	J.	Commitments and Contingencies
62	K.	Legal Matters
63	L.	Payroll and Tax Filing Funds
64	M.	Supplementary Quarterly Data

A. ACCOUNTING POLICIES

Basis of Consolidation

Ceridian Corporation (“Ceridian” or the “Company”), as presented in these consolidated financial statements, was formed in connection with the reverse spin-off of the human resource solutions division and subsidiaries (“HRS”) and the Comdata subsidiaries (“Comdata”) of the predecessor company (formerly called Ceridian Corporation and now known as Arbitron Inc.) from its media information division and subsidiaries (“Arbitron”) on March 30, 2001. As a result of the relative significance of HRS and Comdata, the historical results of the operations of Arbitron are presented as discontinued operations as further described in Note C. Further information on the HRS and Comdata business segments appears in Note D.

  The consolidated financial statements of Ceridian include the accounts of subsidiaries and investments in which Ceridian has a majority interest.

  Investments in other affiliated companies where Ceridian has significant influence are accounted for by the equity method. Other investments are accounted for by the cost method.

  All material intercompany transactions have been eliminated from the consolidated financial statements.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“FAS”) 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives, arising from acquisitions occurring after June 30, 2001, no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of FAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in accordance with appropriate pre-FAS 142 and 144 requirements until January 1, 2002. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

  The Company adopted the provisions of FAS 141 as of July 1, 2001 and FAS 142 and FAS 144 as of January 1, 2002.

  Under transition provisions of FAS 141 and FAS 142, as of January 1, 2002, the Company must evaluate its existing intangible assets and goodwill that were acquired in a purchase business combination occurring before July 1, 2001, make any necessary reclassifications of intangible assets and goodwill to conform with the new criteria in FAS 141 for recognition apart from goodwill, and conduct an impairment review of the carrying values of intangible assets and goodwill at that date. Also as of January 1, 2002, the

(Dollars in millions, except per share data)

Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by March 31, 2002. Also by March 31, 2002, any intangible asset identified as having an indefinite useful life must be tested for impairment in accordance with the provisions of FAS 142, and any impairment loss as of January 1, 2002 recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

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

  As of January 1, 2002, the Company had unamortized goodwill in the amount of $860.9 and unamortized identifiable intangible assets in the amount of $114.9 (after the required reclassification to goodwill of the assembled workforce intangible asset of $1.3) both of which are subject to the transition provisions of FAS 141 and FAS 142.

  The pro forma effect of cessation of goodwill amortization prescribed by FAS 142 would increase earnings from continuing operations by $29.6 or $0.20 per diluted common share for the year 2000 and $30.3, or $0.20 per diluted common share, for the year 2001.

  Because of the extensive effort needed to implement FAS 141, FAS 142 and FAS 144, it is not practicable to reasonably estimate the impact of their implementation on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Stock-Based Compensation

Ceridian accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, compensation expense is not recorded with respect to Ceridian’s fixed stock option plans, since the exercise price is set at the market price on the date of grant, or for Ceridian’s employee stock purchase plan. Compensation expense for outstanding restricted stock awards, none of which is performance-based, is recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. Grants of stock options to consultants or independent contractors are accounted for under the fair value method. Ceridian also reports under the disclosure-only provisions of FAS 123, “Accounting for Stock-Based Compensation.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect the results of operations or financial condition of the Company include the capitalization, amortization and write-down of capital assets, hedging of interest rates on payroll and tax filing fund investments, actions to restructure or discontinue operations, and the assessment of contingencies. Further discussion on these estimates can be found in related disclosures elsewhere in these notes to consolidated financial statements.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Cash and Investments, including Derivatives

Investments that are readily convertible to cash within three months of purchase are classified in the balance sheet as cash equivalents. Investments of payroll and tax filing funds in marketable securities are carried at amortized cost and separately presented in the balance sheet as further described in Note L. Other investments in equity securities or debt securities with longer maturities are considered available-for-sale and reported in the balance sheet as short-term investments. Derivative securities are held only for the purpose of hedging interest rate risk and not for speculative activity. Hedging activities may include the use of interest rate swaps, collars, caps and floors, designated as hedges of variable income from investments of payroll and tax filing funds and corporate cash. These derivative securities typically function as cash flow hedges of the designated item. Further discussion of derivatives appears in Note J.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated for financial statement purposes using straight-line and accelerated methods at rates based on the estimated lives of the assets, which are generally as follows:

Buildings	40 years
Building improvements	5-15 years
Machinery and equipment	3-8 years
Computer equipment	3-6 years

  Repairs and maintenance are expensed as incurred. Gains or losses on dispositions are included in results of operations. Capitalized interest of $2.4 in 2000 and $1.7 in 1999 related to the construction of a headquarters facility in Bloomington, Minn. and the renovation of an office facility in St. Petersburg, Fla. used by certain benefits services operations.

(Dollars in millions, except per share data)

  The carrying value of long-lived assets is reviewed whenever events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. When the review indicates that the carrying value of the asset or group of assets representing the lowest level of identifiable cash flows exceeds the sum of the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the impaired asset or group of assets.

Earnings Per Share

Basic earnings per share represents earnings divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from potentially dilutive securities. For Ceridian, potentially dilutive securities includes “in the money” fixed stock options outstanding. The numbers of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of potentially dilutive securities, because the exercise price exceeded the average market price for the year, at each December 31 were 5,691,000 for 2001, 5,747,000 for 2000 and 849,000 for 1999.

Goodwill and Other Intangibles

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition and, until January 1, 2002, amortized on a straight-line basis over the expected periods to be benefited, ranging up to 40 years.

  Other intangible assets represents amounts assigned to intangible assets at the time of a purchase acquisition and includes such items as customer lists, technology, covenants not to compete, tradenames, and other rights. Such costs are amortized on a straight-line basis over the following periods:

Customer lists	10-15 years
Tradenames	30 years
Technology	7-8 years
Other	3-20 years

  Recorded amounts are regularly reviewed and recoverability assessed. The review considered factors such as whether the amortization of the goodwill and other intangible assets for each operating unit over its remaining life can be recovered through forecasted undiscounted cash flows.

Software and Development Costs

Ceridian capitalizes purchased software that is ready for service and development costs for marketable software incurred from the time of technological feasibility until the software is ready for use. Under the provisions of SOP 98-1, Ceridian capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Ceridian management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

  Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method over a range of three to seven years, but not exceeding the expected life of the product.

  The carrying value of software and development costs is regularly reviewed and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Income Taxes

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. Ceridian and its eligible subsidiaries file a consolidated U.S. federal income tax return. Except for selective dividends, Ceridian intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended December 31, 2001.

Revenue Recognition

Revenue recognition is primarily affected by the timing of transaction processing and the terms and life of the specific contracts entered into by the Company. When the fair value of each element of a sales arrangement containing a software product, installation and conversion, and transaction processing elements can be objectively determined, the amounts and timing of revenue recognition from this arrangement are determined for each of the elements in the arrangement. When the fair values of the elements of this arrangement are not determinable, all revenue from the arrangement is recognized equally over the transaction processing term.

  HRS revenue is generated by service fees, income from investment of payroll and tax filing funds (as further described in Note L), software licenses or subscription fees, and installation and data conversion services. Generally, transaction processing contracts are for a period of one year and service fees for these

(Dollars in millions, except per share data)

contracts are recognized as revenue when services have been completed and the amount is billable. Fees for work-life and employee assistance services are generally contract-based and involve prepayments for services based on the number of customer employees served and the level of service. Revenue from prepayments on these contracts is deferred and recognized as the services are performed. Investment income is recognized as earned. Software license revenue is recognized when the software is delivered, a signed contract exists, the sale price is fixed and collectibility is probable. Revenue from installation and conversion services is non-refundable; is determined on a time and materials basis; and, along with related costs, is deferred and recognized over the installation and conversion period, generally two to four months.

  Comdata revenues are generated from funds transfer, regulatory permit, and retail cash card transaction services as well as sales of point of sale terminals and retail cash cards. Revenue from funds transfer and retail cash card fees is recognized at the time these transactions take place. Revenue from regulatory permit services is recognized as the services are performed. Payments received from retailers upon delivery of retail cash card stock are recognized as revenue over the period of expected use by the retailer. Revenue from sales of terminals is recognized upon delivery where a signed contract exists, the sale price is fixed and collectibility is probable.

  Comdata revenue does not include the costs of goods and services for which funds are advanced by Comdata (e.g., fuel purchased, permit provided or face amount of the Comchek purchased and cashed). However, Comdata pays the issuing agent (e.g., truck stop or state agency) for the full cost of the goods and services provided and, accordingly, bills the customer for such cost as well as the transaction fee. As a result, Ceridian’s accounts receivable includes both the cost of the goods and services purchased and the transaction fees. Ceridian’s drafts and customer funds payable includes the amount due to the issuing agent for the cost of the goods and services.

Translation of Foreign Currencies

Local currencies have been determined to be functional currencies for Ceridian’s international operations. Foreign currency balance sheets are translated at the end-of-period exchange rates and earnings statements at the average exchange rates for each period. The resulting translation gains or losses are described as “foreign currency translation” and reported in “accumulated other comprehensive income (loss)” in the accompanying Statements of Stockholders’ Equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the operation are recorded in results of operations as “other expense (income).”

(Dollars in millions, except per share data)

B. INCOME TAXES

At December 31, 2001, Ceridian had U.S. net operating loss carryforwards of $4.4 and future tax deductions of $171.7. If the net operating loss is not used, it will expire in 2010.

  Ceridian remains subject to income tax audits in various jurisdictions for 1989 and subsequent years under tax sharing agreements related to the disposition of certain operations. Ceridian considers its tax accruals adequate to cover any U.S. and international tax deficiencies not recoverable through deductions in future years.

  As a result of the spin-off described in Notes A and C, deferred tax assets related to the net operating loss carryforwards, tax credit carryforwards, timing differences and accrued income taxes attributable to the former parent corporation and its subsidiaries remained with the predecessor company, now known as Arbitron Inc. The final amount to be retained by Arbitron Inc. will be determined by the filing of the income tax returns for the old consolidated group for the periods ended December 31, 2001 and prior. Changes to the allocation of these items between Ceridian and Arbitron Inc. will affect Ceridian’s deferred income taxes, accrued income taxes and the net liabilities of discontinued operations credited to retained earnings at the time of the spin-off.

Components of Earnings and Taxes from
Continuing Operations	2001	2000	1999

Earnings Before Income Taxes
U.S.	$57.8	$107.4	$154.3
International	26.6	20.4	13.0

Total	$84.4	$127.8	$167.3

Income Tax Provision
Current
U.S.	$0.6	$0.8	$—
State and other	3.6	2.1	0.7

	4.2	2.9	0.7

Deferred
U.S.	22.3	35.0	55.0
State and other	8.4	10.4	7.2

	30.7	45.4	62.2

Total	$34.9	$48.3	$62.9

Effective Rate Reconciliation	2001	2000	1999

U.S. statutory rate	35%	35%	35%

Income tax provision at U.S. statutory rate	$29.5	$44.8	$58.5
State income taxes, net	(0.1)	1.6	1.6
Goodwill	8.9	8.5	6.3
Other	(3.4)	(6.6)	(3.5)

Income tax provision	$34.9	$48.3	$62.9

Tax Effect of Items That Comprise a Significant Portion of the Net Deferred
Tax Asset and Deferred Tax Liability

	December 31,

	2001	2000

Deferred Tax Asset
Net operating loss carryforwards	$1.5	$16.6
Restructuring and other accruals	41.7	46.4
Employment related accruals	34.9	—
Other	40.6	29.7

Total	118.7	92.7

Deferred Tax Liability
Employment related accruals	—	(36.4)
Intangibles	(67.6)	(54.4)
Other	(40.1)	(28.1)

Total	(107.7)	(118.9)

Net Deferred Tax Asset (Liability)	$11.0	$(26.2)

Net Deferred Tax Asset (U.S.)
Current portion	$31.7	$41.8
Noncurrent portion	4.3	—

Total	$36.0	$41.8

Deferred Tax Liability
Current portion	$0.2	$0.3
Noncurrent portion	24.8	67.7

Total	$25.0	$68.0

Deferred Tax Liability by Geography
United States	$1.1	$49.3
International	23.9	18.7

Total	$25.0	$68.0

(Dollars in millions, except per share data)

C. SUPPLEMENTARY DATA TO STATEMENTS OF OPERATIONS

	Years Ended December 31,

Other Expense (Income)	2001	2000	1999

Litigation costs	$53.7	$—	$—
Asset write-downs	6.1	18.3	—
Accrued exit costs, net of recoveries	6.7	12.2	—
Foreign currency translation expense (income)	1.0	0.5	0.5
Gain on sale of marketable securities	(15.6)
Gain on derivative securities	(2.6)
Loss (Gain) on sale of assets	(1.1)	0.2	(5.5)
Minority interest and equity in operations of affiliates	—	0.8	2.0
Other expense (income)	—	(0.3)	(1.4)

Total	$48.2	$31.7	$(4.4)

Unusual Losses (Gains)

During second quarter 2001, the Company incurred litigation costs of $53.7 of which $52.4 related to the litigation discussed in Note K. During the first nine months of 2001, Ceridian recognized a gain of $15.6 from the sale of its holdings of HotJobs.com, Ltd. common stock, as further described in Note F and a gain from derivative securities described in Note J.

  During first quarter 2001, the Company recorded accrued exit costs of $9.9, less recoveries of $3.2 from first quarter 2000 charges, and impairment losses from asset write-downs of $6.1. The accrued exit costs and asset write-downs resulted from a decision by Comdata in February to bring certain transaction processing operations in-house and by HRS in March 2001 to consolidate certain work-life/employee assistance operations, prepare a small business for sale, and write off excess costs related to a software development project. The accrued exit costs include a $6.6 charge for the termination by Comdata of an outsourced transaction processing contract, severance costs of $2.3 (representing 250 HRS employees terminated during 2001), and excess HRS facility costs of $1.0. The first quarter 2001 recovery of $3.2 from the first quarter 2000 estimated HRS severance costs was due primarily to a reduction in the scale of downsizing of the St. Louis, Mo. customer service operations. The HRS impairment losses involved surplus furniture and equipment, excess software development costs and goodwill related to the small business disposition.

  In March 2000, Ceridian approved plans to streamline management and improve customer service and the quality of operations, primarily in HRS, and recorded as other expense (income) charges of $44.7. These charges included $26.4 of accrued exit costs and $18.3 for asset write-downs. Exit costs for severance involved involuntary termination notices for approximately 500 employment positions, primarily in HRS, of which approximately 466 had been eliminated by December 31, 2000 with the remainder in early 2001. The other exit costs were primarily the lease cost for idled facilities and contract termination fees. Asset write-downs included the write-off of capitalized software amounts related to a software development contract that was terminated in the first quarter 2000, certain property and equipment abandoned at a number of idled facilities, and various goodwill and intangible asset balances with respect to two previous acquisitions.

  These charges recognize that certain costs were appropriately recognized as liabilities upon approval of the related plan or involved impairments of asset values identified in the periods indicated. The impairment of goodwill and intangible assets considered situations in which the sum of related estimated future cash flows (undiscounted and without interest) was less than the carrying amount of such assets, including attributed portions of unallocated excess cost over net assets acquired. The amount of the impairment loss was the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represented the expected future cash flows from the use of the asset or group of assets, discounted at a rate commensurate with the risks involved.

  Additionally, during first quarter 2000, Ceridian credited other expense (income) with a recovery of $14.2 representing the reversal of an amount accrued in 1997 in excess of the settlement amount for a securities litigation matter that was finalized on March 31, 2000.

		Accrued Exit Costs

	Asset		Occupancy	Contract
	Write-downs	Severance	Costs	Termination	Total

2000
Total initial charges	$18.3	$16.4	$8.7	$1.3	$44.7
Less non-cash asset write-offs	(18.3)	—	—	—	(18.3)

Total accrued costs	$—	16.4	8.7	1.3	26.4

Utilization:
2000 cash payments		(9.2)	(5.1)	(1.3)	(15.6)
2001 cash payments		(3.5)	(2.8)	—	(6.3)
2001 recoveries		(3.2)	—	—	(3.2)

Balance at December 31, 2001		$0.5	$0.8	$—	$1.3

2001
Total initial charges	$6.1	$2.3	$1.0	$6.6	$16.0
Less non-cash asset write-offs	(6.1)	—	—	—	(6.1)

Total accrued costs	$—	2.3	1.0	6.6	9.9

Utilization:
2001 cash payments		(2.3)	(1.0)	(6.6)	(9.9)

Balance at December 31, 2001		$—	$—	$—	$—

Total at December 31, 2001		$0.5	$0.8	$—	$1.3

(Dollars in millions, except per share data)

Discontinued Operations

On July 18, 2000, Ceridian announced its intention to separate HRS and Comdata from its media information division and subsidiaries (Arbitron) into two independent, publicly traded companies.

  On March 30, 2001, all of the outstanding shares of common stock of Ceridian’s predecessor (formerly known as Ceridian Corporation and now known as Arbitron Inc.) were distributed to its stockholders in a tax-free reverse spin-off transaction. Ceridian Corporation now comprises the HRS and Comdata business segments of the predecessor and is treated as the accounting successor to the predecessor. Therefore, the consolidated financial statements of Ceridian include its post-spin financial results as well as the historical financial results of the businesses that constituted its predecessor prior to the spin-off.

  The spin-off required new financing arrangements for the Company. Under the terms of agreements related to the spin-off, Arbitron furnished $225.0 from its own borrowings toward the retirement of the debt of the predecessor outstanding immediately prior to the spin-off. The $225.0 payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.9 at the time of the spin-off, which increased the Company’s retained earnings in that amount when the spin-off took place. The net liabilities of discontinued operations are subject to adjustments that may result from the filing of income tax returns for the predecessor as discussed in Note B. Additionally, the par value of the Company’s common stock was established as $.01 per share, compared to a par value of $.50 per share for the predecessor’s common stock, and no treasury common stock was distributed to the Company, resulting in a reduction of additional paid-in capital of $262.2. Further details on these transactions are presented in Note I and in the Statements of Stockholders’ Equity.

  Earnings from discontinued operations of Arbitron after July 18, 2000 and until the date of the spin-off were first applied to the reduction of the spin-off charges of $39.4, net of income taxes. At December 31, 2000, the net amount of spin-off charges was reduced to a loss of $6.9 by applying an estimated $32.5 expected to be earned by the discontinued operations prior to the spin-off. The actual earnings of discontinued operations after July 18, 2000 exceeded the estimate by $5.2, which reduced the loss from disposition from $6.9 to $1.7.

  Summarized operating results, gain (loss) on disposition and net assets of Arbitron as a discontinued operation are presented in accompanying tables. Spin-off charges included $26.5 for a pre-payment premium related to the required early retirement of the senior notes, $3.4 for the write-off of deferred debt discount and expenses and $20.5 for other spin-related costs, primarily for investment banker, legal and accounting fees.

Summarized Operating Results and Gain (Loss) on Disposition
of Discontinued Operations

	Years Ended December 31,

	2001	2000	1999

Earnings from Operations
Revenue of Arbitron	$60.2	$206.8	$190.1
Earnings before income taxes of Arbitron	$9.0	$77.3	$65.9
Net earnings of Arbitron	$5.2	$47.6	$40.9
Less net earnings after measurement date of July 18, 2000 applied against loss on disposition	(5.2)	(20.0)

Earnings from discontinued operations of Arbitron	$—	$27.6	$40.9

Gain (Loss) on Disposition
Spin-off charges (net of income taxes of $11.0)	$—	$(39.4)
2000 earnings after measurement date applied against loss on disposition (net of income taxes of $12.5)	—	20.0
2001 earnings until spin-off date (net of income taxes of $3.8 and $7.5)	5.2	12.5

Gain (Loss) on disposition of Arbitron	$5.2	$(6.9)

Discontinued Operations Per Share Results
Earnings from operations per basic share	$—	$0.19	$0.28
Earnings from operations per diluted share	$—	$0.19	$0.28
Gain (Loss) from disposition per basic share	$0.04	$(0.05)	$—
Gain (Loss) from disposition per diluted share	$0.04	$(0.05)	$—
Shares used in basic calculation (in thousands)	146,069	145,229	144,524
Shares used in diluted calculation (in thousands)	148,596	146,734	147,964

Summarized Net Assets of Discontinued Operations

At December 31,

2000

Current assets	$51.7
Noncurrent assets	45.1

Total assets	96.8
Current liabilities	66.5
Noncurrent liabilities	2.1

Net assets (liabilities)	$28.2

(Dollars in millions, except per share data)

D. SEGMENT DATA

GEOGRAPHIC SEGMENT DATA	Years Ended December 31,

	2001	2000	1999

U.S. Operations
Revenue	$1,008.4	$1,013.4	$979.7
Property, plant and equipment at December 31	147.8	147.8	176.9
Non-U.S. Operations
United Kingdom Operations
Revenue	$68.5	$61.3	$57.8
Property, plant and equipment at December 31	3.3	3.9	4.1
Canadian Operations
Revenue	105.4	101.0	89.5
Property, plant and equipment at December 31	8.2	8.7	7.1

Total Non-U.S. Operations
Revenue	$173.9	$162.3	$147.3
Property, plant and equipment at December 31	11.5	12.6	11.2

Total Worldwide
Revenue	$1,182.3	$1,175.7	$1,127.0
Property, plant and equipment at December 31	159.3	160.4	188.1

Ceridian operates in the information services industry principally in the U.S. and provides products and services primarily to the human resource and transportation information markets. These businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related software applications and services. The technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue. The business segments are distinguished primarily by reference to the markets served and the nature of the services provided. Selected business segment information is provided in an accompanying table.

  HRS offers a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. These products and services include transaction-oriented administrative services and software products, primarily in areas such as payroll processing and tax filing, as well as management support software and services in areas such as benefits administration, qualified plan administration, skills management, regulatory compliance, work-life effectiveness and employee assistance programs. Revenue from payroll and tax filing services also includes investment income earned by Ceridian from deposits temporarily held pending remittance on behalf of customers to taxing authorities and customers’ employees. These activities are conducted primarily in the U.S. and, to a lesser extent, through subsidiaries in the United Kingdom (“UK”) and Canada.

  Comdata provides transaction processing and decision support services to the transportation industry, primarily trucking companies, truck stops and truck drivers, in both the long haul and local markets in the U.S. These services primarily involve the use of a proprietary funds transfer card which facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, driver relations services, local fueling services and discounted telecommunications services in its markets. With the acquisition of a majority interest in Stored Value Systems, Inc. in 1999 (the remaining interest was acquired in 2000), Comdata extended its transaction processing activities by providing card-based services primarily to retailers in the form of gift cards and certificates, credits for product returns and retail promotions.

  The Other segment includes the unallocated amounts related to corporate center operations. The assets of corporate center operations include cash and equivalents as well as deferred income tax and pension assets.

  Ceridian measures business segment results by reference to earnings before interest and taxes (“EBIT”), adjusted for unusual gains and losses. Unusual gains and losses in 2001 and 2000 are discussed in Note C. Expenses incurred by corporate center operations are charged or allocated to the business segments except for those included in unusual gains and losses, which are reported in the Other segment.

  Revenue from sales between business segments is not material. The operations of Ceridian are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the UK relate largely to the HRS segment. Geographic data for or at the end of each of the last three years, presented above, is determined by reference to the location of operation.

(Dollars in millions, except per share data)

BUSINESS SEGMENTS

	Years Ended December 31,

	2001	2000	1999

HRS
Revenue	$866.3	$866.9	$828.1
EBIT before unusual losses and gains	$52.3	$109.5	$113.4
Unusual (losses) gains	(3.6)	(37.0)	—

EBIT	$48.7	$72.5	$113.4
Total assets before payroll and tax filing funds	$1,302.7	$1,264.7	$1,296.4
Payroll and tax filing funds	2,126.4	2,945.0	2,271.7

Total assets at December 31	$3,429.1	$4,209.7	$3,568.1
Depreciation and amortization	$82.7	$78.1	$63.5
Expended for property, plant and equipment	$34.1	$43.3	$37.8

Comdata
Revenue	$316.0	$308.8	$298.9
EBIT before unusual losses and gains	$92.9	$83.9	$72.2
Unusual (losses) gains	(59.0)	(2.6)	—

EBIT	$33.9	$81.3	$72.2
Total assets at December 31	$520.1	$572.6	$468.4
Depreciation and amortization	$21.7	$18.5	$15.6
Expended for property, plant and equipment	$8.9	$7.9	$11.7

Other
EBIT before unusual losses and gains	$—	$—	$—
Unusual (losses) gains	14.3	9.1	—

EBIT	$14.3	$9.1	$—
Total assets at December 31	$87.8	$250.7	$223.7
Depreciation and amortization	$1.0	$0.6	$1.0
Expended for property, plant and equipment	$0.2	$15.3	$25.8

Total Ceridian
Revenue	$1,182.3	$1,175.7	$1,127.0
EBIT before unusual losses and gains	$145.2	$193.4	$185.6
Unusual (losses) gains	(48.3)	(30.5)	—

EBIT	$96.9	$162.9	$185.6
Total assets before payroll and tax filing funds	$1,910.6	$2,088.0	$1,988.5
Payroll and tax filing funds	2,126.4	2,945.0	2,271.7

Total assets at December 31	$4,037.0	$5,033.0	$4,260.2
Depreciation and amortization	$105.4	$97.2	$80.1
Expended for property, plant and equipment	$43.2	$66.5	$75.3

(Dollars in millions, except per share data)

E. CAPITAL ASSETS

	December 31,

	2001	2000

Property, Plant and Equipment
Land	$13.2	$12.1
Machinery and equipment	263.4	235.0
Buildings and improvements	84.2	80.7

Total property, plant and equipment	360.8	327.8
Accumulated depreciation	(201.5)	(167.4)

Property, plant and equipment, net	$159.3	$160.4

Goodwill
Goodwill	$979.6	$988.1
Accumulated amortization	(120.0)	(90.2)

Goodwill, net	$859.6	$897.9

Other Intangibles
Customer lists	$39.0	$36.1
Trademarks	50.8	49.2
Technology	43.4	43.7
Other	34.0	35.1

Total other intangible assets	167.2	164.1
Accumulated amortization	(51.0)	(35.7)

Other intangible assets, net	$116.2	$128.4

Software and Development Costs
Purchased software	$51.9	$29.8
Software development costs	85.6	60.0

Total software and development costs	137.5	89.8
Accumulated amortization	(44.6)	(32.8)

Software and development costs, net	$92.9	$57.0

	Years Ended December 31,

Depreciation and Amortization	2001	2000	1999

Depreciation and amortization of property, plant and equipment	$42.6	$39.2	$36.5
Amortization of goodwill	35.1	34.5	25.3
Amortization of other intangible assets	15.2	14.4	11.1
Amortization of software and development costs	12.5	9.1	7.2

Total	$105.4	$97.2	$80.1

(Dollars in millions, except per share data)

F. INVESTING ACTIVITY

At December 31, 2001 and 2000, short-term investments included $22.0 of U.S. government agency debt securities carried at cost (which approximates fair value) and money market securities supporting benefits services customer funds payable. At December 31, 2000, short-term investments also included 1,580,023 shares of HotJobs.com, Ltd. common stock with an estimated fair value of $18.1 at that date, which also represented the unrealized gain on these securities. During 2001, the HotJobs.com, Ltd. shares were sold in a series of transactions for aggregate proceeds and gains of $15.6. Gain or loss on these securities was recognized as the securities were sold.

  In March 2001, Ceridian entered into an agreement with Ultimate Software Group, Inc. (“Ultimate”) in which Ceridian was granted a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated ASP offering to middle market Ceridian customers. Ceridian made an immediate payment of $10.0, of which $5.0 was contingent upon successful transfer of the technology to Ceridian. Ceridian also agreed to make additional payments commencing upon transfer of technology, based on the number of Ceridian customers’ employees paid by using the software and subject to minimum and maximum amounts. The transfer of technology was accomplished in February 2002, at which time the requirement for minimum monthly payments in 2002 was eliminated in consideration for an advance payment of $6.0, representing the minimum monthly payments for the year 2003. Ceridian then remains obligated to future minimum monthly payments of $0.5 per month from January 2004 until January 1, 2006, when the minimum monthly payment will escalate at a rate of 5% per annum. The noncancelable term of the contract extends for seven years until March 2008 at which time either party may terminate the agreement, provided that at least two years prior written notice has been provided to the other party. Under the agreement, Ceridian may not, without Ultimate board approval, acquire an equity interest in Ultimate greater than 14.99% through purchases in the open market or from third parties.

  In December 2001, Ceridian made minority investments in two strategic alliance partners to expand its HRS product offerings. The aggregate amount included in other noncurrent assets for these investments was $16.9.

  In May 2000, Comdata completed the acquisition of Stored Value Systems, Inc. (“SVS”) by exercising an option to purchase the remaining interest and paying $50.9. Comdata had acquired a majority interest in SVS in March 1999 for $20.3. As a result of the acquisition, Comdata recorded goodwill of $52.4 and intangibles of $11.0 to be amortized over periods of 2 to 10 years. Other business acquisitions during 2000 resulted in payments of $14.2, principally for a payroll service that operates primarily in the UK.

  Proceeds from sales of assets during 2000 primarily involved the November sale and leaseback of the real property constituting the Ceridian headquarters facility for $41.0. The gain of $1.2 from this transaction will be recognized over the term of the lease. The September sale of property in Palm Harbor, Fla., formerly used in Ceridian’s benefits services operations, provided proceeds of $12.8 and the excess of the proceeds over the carrying value of the property reduced goodwill related to the acquisition of ABR Information Services, Inc. (“ABR”).

  As of June 7, 1999, Ceridian acquired ABR as a result of a tender offer for all outstanding shares of ABR common stock at a price of $25.50 per share in cash and a subsequent merger on July 22, 1999. ABR provided comprehensive benefits administration, payroll and human resource services to employers of all sizes.

  The purchase price of $751.8 included $720.9 for tendered shares, $12.7 for ABR shares converted to the right to receive $25.50 per share and $6.7 for Ceridian direct acquisition costs. The purchase price also included the exchange of Ceridian stock options valued at $11.5 for any unexercised ABR stock options outstanding.

  The value assigned to the net assets of ABR, including adjustments during the year following the acquisition, amounted to $71.2, and the Company recorded goodwill of $592.8 and intangibles of $87.9 to be amortized over periods ranging from 4 to 30 years.

  The 1999 net investing cash outflows related to the ABR acquisition, after reduction for cash and equivalents acquired of $77.4, amounted to $681.5. These outflows included payments of $720.9 for shares tendered in June, $12.7 deposited in July for the remaining shares, and payments of $6.4 for Ceridian direct acquisition costs and $18.9 for ABR liabilities directly related to the acquisition. The directly related ABR liabilities assumed included payments during 1999 of $11.4 paid in July to buy out vested ABR stock options and $7.5 for investment consulting fees.

(Dollars in millions, except per share data)

G. RETIREMENT PLANS

	September 30,
Funded Status of Defined Benefit
Retirement Plans at Measurement Date	2001	2000

Change in Projected Benefit Obligation During the Period
At beginning of period	$587.2	$577.3
Service cost	2.7	3.0
Interest cost	44.2	44.6
Employee contributions	0.2	0.2
Arbitron spin-off	(15.0)	—
Amendments	—	19.5
Actuarial (gain) loss	17.3	(7.4)
Benefits paid	(47.8)	(50.0)

At end of period	$588.8	$587.2

Change in Fair Value of Plan Assets During the Period
At beginning of period	$639.7	$576.3
Actual return on plan assets	(96.7)	90.8
Arbitron spin-off	(13.4)	—
Amendments	—	19.2
Employee contributions	0.2	0.2
Employer contributions	3.5	3.2
Benefits paid	(47.8)	(50.0)

At end of period	$485.5	$639.7

Funded Status of Plan	$(103.3)	$52.5
Unrecognized net loss	214.4	43.5
Unrecognized prior service cost	2.2	6.8

Prepaid pension cost	$113.3	$102.8

Balance Sheet Presentation
Prepaid pension asset	$—	$118.9
Intangible pension asset	3.1	1.3
Accrued benefit liability	(89.0)	(26.6)
Accumulated other comprehensive income	199.2	9.2

Prepaid pension cost	$113.3	$102.8

Assumptions Used in Calculations	2001	2000	1999

Discount rate	7.43%	7.70%	7.50%
Rate of compensation increase	4.01%	4.02%	4.00%
Expected return on plan assets	9.44%	9.47%	9.50%

Net Periodic Pension Cost (Credit)	2001	2000	1999

Service cost	$2.8	$3.0	$2.9
Interest cost	44.3	44.6	41.4
Expected return on plan assets	(57.4)	(58.5)	(55.2)
Net amortization and deferral	4.6	4.8	6.0

Total	$(5.7)	$(6.1)	$(4.9)

Pension Benefits

Ceridian maintains a defined benefit pension plan for U.S. employees (the “U.S. plan”) that closed to new participants effective January 2, 1995. Assets of the U.S. plan consist principally of equity securities, U.S. government securities, and other fixed income obligations and do not include securities issued by Ceridian. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees are required to contribute to the plan as a condition of active participation. Certain former employees are inactive participants in the U.S. plan. The plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of an independent consulting actuary. Ceridian also sponsors a plan for its employees in the United Kingdom and a nonqualified supplemental retirement plan.

  The funded status of these plans at their 2001 and 2000 measurement dates and changes in funded status for the annual periods then ended are shown in the accompanying tables, along with the net periodic pension cost and assumptions used in calculations for each of the last three years.

  For 2001, due primarily to the effect of depressed stock market values at the measurement date on the valuation of plan assets of the U.S. plan, the accrued benefit obligation of this plan exceeded the fair value of plan assets by $56.9. As a result, the prepaid pension cost related to this plan was reclassified to recognize the unfunded liability, with the remainder (net of income taxes and a small intangible asset amount) reported as a loss in accumulated other comprehensive income, which reduces stockholders’ equity.

  At December 31, 2001 and 2000, respectively, prepaid pension cost also included $7.6 and $7.9 held in benefit protection trusts for certain nonqualified plan participants and an intangible pension asset of $3.1 and $1.3.

  The expense recognized by Ceridian with respect to employer contributions to its defined contribution retirement plans was $9.7 in 2001, $9.2 in 2000 and $7.8 in 1999.

  Plan amounts include those related to participating employees of Arbitron discontinued operations until December 31, 2000. Pension obligations and related plan assets were transferred to Arbitron prior to the time of the spin-off. Ceridian retained responsibility for all participants in the qualified and nonqualified defined benefit plans who terminated employment before January 1, 2001, or were receiving benefits under Ceridian’s long-term disability insurance plan immediately before January 1, 2001.

(Dollars in millions, except per share data)

Postretirement Benefits

Ceridian provides health care and life insurance benefits for eligible retired employees, including individuals who retired from operations of Ceridian that were subsequently sold or discontinued. Ceridian sponsors several health care plans in the U.S. for both pre- and post-age 65 retirees. Company contributions to these plans differ for various groups of retirees and future retirees. Employees hired on or after January 1, 1992 may enroll at retirement in company-sponsored plans with no company subsidy. Employees hired before and retiring after January 1, 1992 may enroll in plans that subsidize pre-age 65 coverage only. Employees who retired prior to January 1, 1992 are subject to various cost-sharing policies depending on when retirement began and eligibility for Medicare. This is a closed group. Most retirees outside the United States are covered by governmental health care programs, and Ceridian’s cost is not significant.

  The following tables present the amounts and changes in the aggregate benefit obligation at the beginning and end of and for each of the last two measurement periods and the components of net periodic postretirement benefit cost for the plans for the last three years. Ceridian does not prefund these costs.

	September 30,
Funded Status of Postretirement
Health Care and Life Insurance Plans	2001	2000

Change in Benefit Obligation
At beginning of period	$37.6	$41.8
Service cost	0.1	0.2
Interest cost	2.7	3.0
Participant contributions	1.3	1.0
Arbitron spin-off	(0.3)	—
Actuarial loss (gain)	7.8	(4.9)
Benefits paid	(6.8)	(3.5)

At end of period	$42.4	$37.6

Change in Plan Assets
At beginning of period	$—	$—
Company contributions	5.5	2.5
Participant contributions	1.3	1.0
Benefits paid	(6.8)	(3.5)

At end of period	$—	$—

Funded Status of Plan
Benefit obligation, net	$42.4	$37.6
Unrecognized actuarial gain	6.0	14.8

At end of period	$48.4	$52.4

Current portion	$6.0	$6.0
Noncurrent portion	42.4	46.4

Total	$48.4	$52.4

Net Periodic Postretirement Benefit Cost	2001	2000	1999

Service cost	$0.1	$0.2	$0.1
Interest cost	2.7	3.0	3.0
Actuarial gain amortization	(0.9)	(0.5)	(0.2)

Net periodic benefit cost	$1.9	$2.7	$2.9

  The assumed health care cost trend rate used in measuring the benefit obligation is 7% for pre-age 65 and 5.75% for post-age 65 in 2001, with pre-age 65 rates declining at a rate of 1% per year to an ultimate rate of 5.75% in 2003. A one percent increase in this rate would increase the benefit obligation at September 30, 2001 by $2.7 and the aggregate service and interest cost for the 2001 measurement period by $0.2. A one percent decrease in this rate would decrease the benefit obligation at September 30, 2001 by $2.5 and the aggregate service and interest cost for the 2001 measurement period by $0.2. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 7.5% for 2001 and 7.75% for 2000.

  Plan amounts include those related to participating employees of the Arbitron discontinued operations until December 31, 2000. Ceridian’s postretirement and postemployment plans will continue to provide coverage for all eligible Arbitron employees who terminated employment covered by the plan on or prior to December 31, 2000.

(Dollars in millions, except per share data)

H. STOCK PLANS

Stock Plans					Weighted-
					Average
	Option Price			Available	Exercise Price
	Per Share	Outstanding	Exercisable	for Grant	of Options

At December 31, 1998	$3.09 – $33.16	13,491,668	4,360,924	4,917,356	$21.65

Authorized				12,695,048
ABR conversion	5.08 – 42.64	844,393	428,335
Granted	19.94 – 38.97	3,891,970		(3,891,970)	22.73
Became exercisable	6.47 – 34.58		3,038,429
Exercised	3.76 – 29.00	(1,265,599)	(1,265,599)		14.98
Canceled	6.47 – 36.78	(1,031,166)	(70,019)	932,488	25.36
Expired	7.65	(1,860)	(1,860)	(2,695,048)	7.65
ESPP purchases				(239,073)
UK Plans				(296)
Restricted stock, net				37,864
Performance units forfeited				14,660

At December 31, 1999	$3.09 – $42.64	15,929,406	6,490,210	11,771,029	$22.26

Authorized				333,834
Granted	16.00 – 27.88	1,466,653		(1,466,653)	22.55
Became exercisable	10.53 – 38.97		3,116,997
Exercised	3.09 – 27.41	(762,875)	(762,875)		13.70
Canceled	11.82 – 38.97	(2,990,630)	(672,055)	884,531	24.99
Expired	7.15	(4,000)	(4,000)		7.15
ESPP purchases				(310,379)
UK Plans				(362)
Restricted stock, net				(17,366)

At December 31, 2000	$3.76 – $42.64	13,638,554	8,168,277	11,194,634	$22.18

Granted	18.46 – 22.50	4,814,250		(4,814,250)	18.52
Became exercisable	16.00 – 38.97		896,345
Exercised	3.76 – 21.19	(51,571)	(51,571)		17.51
Canceled	16.00 – 35.63	(274,188)	(83,008)	163,210	23.05
ESPP purchases				(2,313)
Restricted stock, net				(11,444)

At March 30, 2001	$3.76 – $42.64	18,127,045	8,930,043	6,529,837	$21.20

Authorized under new plans				29,075,495
Adjust 2001 option grants		1,612,002		(1,612,002)
Adjust prior option grants		19,925,736	9,608,778	(19,925,736)
Adjust restricted stock				(69,583)

At March 31, 2001, adjusted	$2.79 – $31.66	21,537,738	9,608,778	7,468,174	$15.81

Granted	13.71 – 20.42	530,541		(530,541)	17.55
Became exercisable	14.25 – 27.29		2,338,476
Exercised	2.79 – 18.61	(411,376)	(411,376)		12.94
Canceled	2.87 – 27.29	(1,263,536)	(361,801)	1,263,536	16.40
Expired	2.87	(714)	(714)	714	2.87
ESPP purchases				(167,925)
UK Plans				(28,059)
Restricted stock, net				(48,180)

At December 31, 2001	$3.71 – $31.66	20,392,653	11,173,363	7,957,719	$15.88

Common shares reserved for future issuance at December 31, 2001 were 28,350,372.

During the three-year period ended December 31, 2001, Ceridian maintained stock-based compensation plans for directors, officers, other employees, consultants and independent contractors.

  The Amended and Restated 2001 Director Performance Incentive Plan authorizes the issuance of up to 350,000 shares in connection with awards of stock options, non-performance restricted stock and deferred stock to non-employee directors. An annual grant of a non-qualified stock option to purchase 4,000 shares is made to each eligible director with such grants becoming fully exercisable six months after the date of grant. The exercise price of the options is the fair market value of the underlying stock at the date of grant, and the options expire in ten years.

  A one-time award of non-performance restricted shares is made to each non-employee director when the director first joins the Board with restrictions on transfer that will ordinarily lapse annually over a five-year period. The number of shares awarded will have a fair market value equal to two and one-half times the then current annual retainer paid to non-employee directors.

  Additionally, at least one-half of the annual Board retainer for each non-employee director is also provided in the form of restricted stock, deferred stock or a combination of the two. The restrictions on transfer of the retainer awards will lapse at the conclusion of the director’s service.

  The Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorizes the issuance until November 27, 2010 of up to 27,000,000 common shares in connection with awards of stock options, restricted stock awards and performance unit awards to eligible participants.

  At the time of the spin-off, holders of 18,127,045 Ceridian stock options and 59,870 unvested restricted stock awards had their awards adjusted in number, kind and exercise price to preserve the intrinsic value of their holdings based upon their employment status, which increased these amounts to 21,537,738 and 69,583, respectively. Other terms of the options were not changed. Stock options granted under the 2001 LTSIP during 2001 included 4,814,250 prior to the spin-off, 1,612,002 as a result of the spin-off adjustment and 530,541 after the spin-off for a total granted of 6,956,793.

  Eligible participants in the 2001 LTSIP include all employees of Ceridian and any non-employee director, consultant and independent contractor of Ceridian.

  Stock options awarded under the 2001 LTSIP generally vest annually either over a three-year period or on a specific date if certain performance criteria were satisfied, have either a 5-year or 10-year term and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant.

  The 2001 LTSIP gives discretion to the Compensation and Human Resources Committee (the committee

(Dollars in millions, except per share data)

of the Board of Directors of Ceridian that administers the 2001 LTSIP) to determine the effect that a change of control of Ceridian will have upon awards made under that plan. The vesting of stock option and restricted stock awards granted in 2001 under the 2001 LTSIP will accelerate upon a change of control of Ceridian.

  Ceridian has reserved 725,495 common shares for issuance under stock-based compensation plans for its employees in the United Kingdom (the “UK Plans”).

  The Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 1,000,000 shares of newly issued or treasury common stock of Ceridian to eligible employees. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. In connection with the spin-off, ESPP activity was suspended for the first two offering periods in 2001.

  As reported in Note A, Ceridian adopted the disclosure-only provisions of FAS 123 and continues to account for stock-based compensation as in prior years. Therefore, no expense is recorded with respect to Ceridian’s stock option or employee stock purchase plans.

  The following disclosure, including referenced tables, is provided with respect to the provisions of FAS 123.

Ceridian employs the Black-Scholes option pricing model for determining the fair value of stock option grants and ESPP purchases, as presented in an accompanying table. Weighted average exercise prices for stock option activity and options outstanding at December 31, 2001, 2000 and 1999 are included in the Stock Plans table.

  Further information on outstanding and exercisable stock options by exercise price range as of the end of the current year is disclosed in an accompanying table. Ceridian is required to report the pro forma effect on net earnings and earnings per share that would have resulted if the fair value method of accounting for stock-based compensation issued in those years had been adopted. The application of the fair value method would have resulted in the determination of compensation cost for grants of stock options and purchases under the ESPP. Such compensation cost would then be allocated to the related period of service. The results of this calculation and the assumptions used appear in the accompanying pro forma table.

Stock Option Information as of December 31, 2001

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 3.71 – $13.27	1,225,834	3.20	$9.00	1,182,347	$8.90
$13.71 – $13.71	5,786,445	4.08	$13.71	15,488	$13.71
$13.74 – $14.80	3,427,522	7.50	$14.68	1,549,304	$14.63
$14.81 – $15.78	3,003,937	5.43	$15.33	2,770,651	$15.33
$15.82 – $20.29	3,121,339	6.07	$18.19	2,166,580	$18.03
$20.35 – $20.35	2,614,677	6.81	$20.35	2,614,677	$20.35
$20.42 – $31.66	1,212,899	6.59	$28.91	874,316	$23.15

	20,392,653			11,173,363

Pro Forma Effect of Fair Value Accounting	2001	2000	1999

Net earnings as reported	$54.7	$100.2	$145.3
Pro forma net earnings	$35.7	$87.1	$126.3
Diluted earnings per share as reported	$0.37	$0.68	$0.98
Pro forma diluted earnings per share	$0.24	$0.59	$0.85

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8
Expected volatility	38.7%	40.4%	37.4%
Expected dividend rate	—	—	—
Risk-free interest rate	4.0%	5.0%	6.3%

Weighted Average Fair Values of Grants, Awards and Purchases

	2001		2000		1999

	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	6,956,793	$5.39	1,466,653	$7.65	3,891,970	$7.97
ESPP	167,925	$4.10	310,379	$4.95	239,073	$6.85

Stock Rights Plan

For holders of Ceridian common stock at November 9, 2001, the Company distributed one right for each outstanding share entitling the holder to purchase from the Company one ten-thousandth of a share of an unissued class of preferred stock for $75 dollars. In the event of a certain effort to acquire the Company, the holder would have the right to exercise the right for cash, property or securities of the issuer with a value of twice the exercise price. At December 31, 2001, no such event had occurred.

(Dollars in millions, except per share data)

I. FINANCING

	December 31,

Debt Obligations	2001	2000

Revolving credit agreements and overdrafts	$236.4	$69.1
Senior notes, net of discount	—	430.0
Other long-term debt obligations	1.5	1.5

Total debt obligations	237.9	500.6
Less short-term debt and current portions of long-term debt	1.5	0.3

Long-term obligations, less current portions	$236.4	$500.3

Under an agreement with a syndicate of commercial banks dated January 31, 2001, Ceridian entered into a $350.0 domestic revolving credit facility, of which $50.0 may be used for letters of credit, that expires in March 2006. This January 2001 credit facility also permits the Company to request that the bank syndicate use its best efforts to provide additional commitments so long as the total commitment does not exceed $500.0. The January 2001 credit facility is unsecured and its pricing for both loans and letters of credit is based on Ceridian’s senior unsecured debt ratings and LIBOR. The interest rate on borrowings under this facility was 3.125% as of December 31, 2001. Under the terms of the January 2001 credit facility, consolidated debt must not exceed its stockholders’ equity as of the end of any fiscal quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. This facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. The January 2001 credit facility replaced a $250.0 domestic revolving credit facility with similar terms that was arranged with a commercial bank syndicate in July 1997. At December 31, 2000, advances of $50.0 and $1.7 of letters of credit were outstanding under the July 1997 credit facility.

  Senior notes with a face amount of $450.0 were sold in a Rule 144A offering in June 1999. The senior notes had a five-year term, a coupon interest rate of 7.25% per annum payable semiannually beginning December 1, 1999. The senior notes were sold at an original issue discount of $4.4 that, along with $0.8 of issue costs, was amortized to interest expense based on the term of the notes. Ceridian applied the net proceeds from the sale of the senior notes, along with Ceridian funds and an advance of $210.0 on the July 1997 credit facility, to fund the acquisition of ABR Information Services, Inc. During first quarter 2000, Ceridian repurchased on the open market senior notes with a face amount of $20.0.

  At the time of the spin-off, advances of $235.0 from the January 2001 credit facility, the $225.0 Arbitron payment and existing cash balances funded the required early retirement of the $430.0 of senior notes outstanding and payment of the $50.0 balance outstanding under the $250.0 domestic revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5, which included $26.5 under a “make-whole” provision of the senior notes agreement, based on the relationship of the nominal interest rate of the senior notes to a certain market rate. The establishment of the January 2001 credit facility also resulted in the payment of $1.0 for origination costs that will be amortized over its term. Further information on the spin-off appears under the heading “Discontinued Operations” in Note C.

  Under the January 2001 credit facility, in addition to the spin-off financing, the Company borrowed $50.0 in June 2001 in connection with the settlement of litigation and repaid a total of $50.0 during 2001. At December 31, 2001, advances of $235.0 and a letter of credit in the amount of $2.0 were outstanding under the January 2001 credit facility and the Company was in compliance with all of its covenants. In addition, payments of $18.8 and translation adjustments of $0.3 extinguished the balance of $19.1 outstanding at December 31, 2000 on the Company’s Canadian revolving credit agreements leaving only a $0.9 letter of credit outstanding at December 31, 2001. During 2000 and 1999, the balance on the Canadian revolving credit agreements had been reduced by payments of $19.6 and $15.2, respectively. An overdraft facility of a subsidiary in the UK had $1.4 outstanding at December 31, 2001.

(Dollars in millions, except per share data)

J. COMMITMENTS AND CONTINGENCIES

Interest Rate Contracts

Ceridian’s risk management policy is to hedge a substantial portion of its interest rate exposure from its investment of payroll and tax filing funds, as further described in Note L, viewed within the context of management’s expectation of the future economic environment. Due to liquidity requirements for payroll and tax filing obligations, a large percentage of payroll and tax filing funds are held in overnight-maturing investments that are subject to interest rate variability. This variability can be offset by purchases of longer-term instruments and by offsetting the variable rate income with floating rates on the Company’s debt obligations. The remaining interest rate risk may be managed with derivative securities such as interest rate collars or swaps.

  During the three-year period ended December 31, 2001, Ceridian maintained in effect interest rate contracts that function as cash flow hedges of the designated item for the purpose of hedging interest rate risk on invested payroll and tax filing funds. The counterparties to these arrangements are commercial banks with debt ratings of A or better. These arrangements, which do not require collateral, require the banks to pay Ceridian the amount by which a one-month LIBOR index of short-term interest rates falls below a specified floor strike level. Alternatively, when this index exceeds a specified cap strike level, Ceridian is required to pay out the excess above the cap strike level. The risk of accounting loss through non-performance by the counterparties under any of these arrangements is considered negligible.

  At December 31, 2001, Ceridian had nine interest rate contracts in effect with an aggregate notional amount of $800.0, remaining terms of 6 to 42 months, floor strike levels ranging from 4.54% to 6.07% (averaging 5.12%) and cap strike levels ranging from 4.54% to 7.32% (averaging 6.12%). The risk of accounting loss through non-performance by the counterparties under any of these arrangements is considered negligible.

  Until January 2001, neither these hedging arrangements nor the related trust investments and offsetting liability to customers were required to be reflected in Ceridian’s balance sheets. On January 1, 2001, FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended became effective for Ceridian. Therefore, at that date, the Company’s interest rate collars were recorded on its balance sheet at fair value, resulting in recognition of a liability of $0.4 along with a credit to accumulated other comprehensive income of $0.1 (net of deferred income taxes) and a pre-tax charge to earnings of $0.5. As a result of an interpretation of this accounting standard by the FASB, effective for Ceridian in second quarter 2001, the interest rate collars became a fully effective hedge and no further gain or loss is expected to be reported as other income (expense) in addition to the $2.6 gain recognized in first quarter 2001.

  As of December 31, 2001, the interest rate collars and one interest rate swap acquired in late December 2001 were revalued to reflect a noncurrent asset of $24.3 and an unrealized gain of $14.1 in accumulated other comprehensive income, net of $7.6 recorded as deferred income taxes. The unrealized gain will be realized and reported as revenue as cash is received or paid on collar settlements. As of December 31, 2001, the Company expects to record $20.4 of this amount in revenue during the next 12 months as settlements occur.

Leasing

Ceridian conducts a substantial portion of its operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. Ceridian remains secondarily liable for future rental obligations related to assigned leases totaling $3.8 at December 31, 2001. Ceridian does not anticipate any material non-performance by the assignees of these leases.

  Virtually all leasing arrangements for equipment and facilities are operating leases and the rental payments under these leases are charged to operations as incurred. The amounts in the accompanying tables do not include assigned leases or obligations recorded as liabilities.

  In November 2000, Ceridian sold and leased back under an operating lease real property constituting its newly constructed headquarters facility. Under the terms of the lease, annual rental costs will be $4.2 over a 20-year period.

  The amounts of rental expense and sublease income for each of the three years ended December 31, 2001 appear in the Rental Expense table.

Rental Expense	2001	2000	1999

Rental expense	$44.2	$39.8	$35.9
Sublease rental income	(0.5)	(0.3)	(1.8)

Net rental expense	$43.7	$39.5	$34.1

  Future minimum noncancelable lease payments on operating leases existing at December 31, 2001, and which have an initial term of more than one year, are described in the Future Minimum Lease Payments table.

Future Minimum Lease Payments

2002	$40.9
2003	38.1
2004	33.5
2005	27.7
2006	23.6
Thereafter	135.9

(Dollars in millions, except per share data)

K. LEGAL MATTERS

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

  Effective as of May 21, 2001, Comdata and Ceridian, without admitting any wrongdoing or liability and to avoid the expense of further litigation, entered into a Settlement Agreement and Release with the Flying J Plaintiffs which resulted in a payment to Flying J, Inc., which operates a chain of truck stops, its affiliated entities, and NCR Corporation (the “Flying J Plaintiffs”) of $49.0; additional related legal costs of $3.4; license agreements entered into between Comdata and plaintiff TCH LLC and Comdata and Flying J; and a complete dismissal with prejudice of all the lawsuits. The forms of the license agreements with Flying J, Inc. and TCH LLC are substantially similar in form to other license agreements granted by Comdata relating to (i) processing of the Comdata card services over third party point-of-sale systems; and (ii) processing of third party cards on Comdata’s Trendar point-of-sale system.

(Dollars in millions, except per share data)

L. PAYROLL AND TAX FILING FUNDS

Investments of Payroll and Tax Filing Funds

	December 31, 2001		December 31, 2000

	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$1,491.0	1,491.0	2,154.3	$2,154.3
Held-to-maturity investments:
U.S. government and agency securities	100.1	103.5	211.9	212.3
Canadian and provincial government securities	87.3	90.2	118.9	119.5
Corporate debt securities	166.2	170.4	141.6	141.5
Asset-backed securities	184.1	194.3	226.8	230.2
Mortgage-backed and other securities	97.7	101.0	91.5	91.9

Total held-to-maturity investments	635.4	659.4	790.7	795.4

Payroll and tax filing funds	$2,126.4	$2,150.4	$2,945.0	$2,949.7

Investments of Payroll and Tax Filing Funds by Maturity Date

	December 31, 2001

	Cost	Market

Due in one year or less	$1,634.4	$1,639.3
Due in one to three years	362.2	376.9
Due in three to five years	129.8	134.2

Total	$2,126.4	$2,150.4

In connection with its U.S. payroll tax filing services, Ceridian collects funds for payment of taxes due, holds such funds in trust until payment is due, remits the funds to the appropriate taxing authority, files federal, state and local tax returns, and handles related regulatory correspondence and amendments. In addition to tax filing services, Ceridian’s Canadian subsidiary also collects funds for payment to customers’ employees and holds the funds in trust until payday.

  The U.S. trust funds are invested primarily in high quality collateralized short-term investments or money market mutual funds. These funds may also be invested in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. The Canadian trust funds are invested in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts and mortgages.

  For such services, Ceridian derives its payroll and tax filing revenue from fees charged and from investment income it receives on payroll and tax filing deposits temporarily held pending remittance on behalf of customers to customers’ employees and taxing authorities.

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

  As identified on the consolidated balance sheet, payroll and tax filing funds and the offsetting obligations amounted to $2,126.4 at December 31, 2001 and $2,945.0 at December 31, 2000. This amount varies significantly during the year and averaged $1,867.7 and $1,915.9, respectively, for the years 2001 and 2000. The accompanying tables provide cost and market price information for various classifications of payroll and tax filing fund investments and amounts by maturity date.

(Dollars in millions, except per share data)

M. SUPPLEMENTARY QUARTERLY DATA (Unaudited)

	2001				2000

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$301.7	$280.9	$290.1	$309.6	$303.7	$279.3	$283.1	$309.6
Costs and Expenses
Cost of revenue	144.7	141.0	142.2	145.7	134.2	135.4	141.1	148.3
Selling, general and administrative	102.3	92.2	97.2	112.9	91.4	84.3	88.3	95.3
Research and development	13.9	14.0	15.2	15.9	16.7	15.8	15.2	15.1
Other expense (income)(1)	—	(1.9)	52.5	(2.4)	(0.5)	0.8	0.3	31.1

Total costs and expenses	260.9	245.3	307.1	272.1	241.8	236.3	244.9	289.8

Earnings (Loss) before interest and taxes	40.8	35.6	(17.0)	37.5	61.9	43.0	38.2	19.8
Interest income	0.5	2.5	1.7	1.8	1.9	1.0	0.8	1.0
Interest expense	(2.5)	(3.5)	(4.0)	(9.0)	(9.9)	(10.4)	(9.6)	(9.9)

Earnings (Loss) before income taxes	38.8	34.6	(19.3)	30.3	53.9	33.6	29.4	10.9
Income tax provision (benefit)	16.0	14.0	(7.5)	12.4	19.6	13.3	11.0	4.4

Earnings (Loss) from continuing operations	22.8	20.6	(11.8)	17.9	34.3	20.3	18.4	6.5
Discontinued operations(2)	—	—	—	5.2	(17.7)	15.2	8.8	14.4

Net earnings (Loss)	$22.8	$20.6	$(11.8)	$23.1	$16.6	$35.5	$27.2	$20.9

Earnings (Loss) per share(3)
Basic
Continuing operations	$0.16	$0.14	$(0.08)	$0.12	$0.24	$0.14	$0.13	$0.04
Net earnings	$0.16	$0.14	$(0.08)	$0.16	$0.11	$0.24	$0.19	$0.14
Diluted
Continuing operations	$0.15	$0.14	$(0.08)	$0.12	$0.23	$0.14	$0.13	$0.04
Net earnings	$0.15	$0.14	$(0.08)	$0.16	$0.11	$0.24	$0.19	$0.14
Shares used in calculations (in thousands)
Weighted average shares (basic)	146,376	146,149	145,950	145,790	145,699	145,380	145,051	144,787
Dilutive securities	2,903	3,207	—	766	1,763	2,150	1,704	738
Weighted average shares (diluted)	149,279	149,356	145,950	146,556	147,462	147,530	146,755	145,525

(1)	Includes 2001 unusual losses (gains) of $(2.1) for the first quarter, $52.4 for second quarter, and $(2.0) for the third quarter and first quarter 2000 unusual losses of $30.5 as described in Note C to the consolidated financial statements.

(2)	For information on discontinued operations, see Note C to the consolidated financial statements.

(3)	For information on the calculation of earnings per share, see Note A to the consolidated financial statements.

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

	Years Ended December 31,
	2001	2000	1999
Allowance for Doubtful Accounts Receivable
Balance at beginning of year	$17.4	$17.5	$19.7
Additions charged to costs and expenses	15.8	14.8	16.8
Write-offs and other adjustments(1)	(17.0)	(14.9)	(19.0)
Balance at end of year	$16.2	$17.4	$17.5

(1)	Other adjustments include the effect of acquisitions and dispositions of businesses.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS

CERIDIAN CORPORATION:

        Under date of January 22, 2002, except as to note F, which is as of February 5, 2002, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2001, as contained in Ceridian’s 2001 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14.(a)2.). This financial statement schedule is the responsibility of Ceridian’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

[KPMG SIGNATURE]

Minneapolis, Minnesota

January 22, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        We refer you to our Proxy Statement for our 2002 Annual Meeting of Stockholders and the heading “Election of Directors” for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

        We refer you to our Proxy Statement for our 2002 Annual Meeting of Stockholders and the heading “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

        Information regarding our executive officers is found in Item 1A of this report under the heading “Executive Officers of the Registrant.”

Item 11. Executive Compensation

        We refer you to our Proxy Statement for our 2002 Annual Meeting of Stockholders and the headings “Director Compensation,” “Report of Compensation and Human Resources Committee,” “Stock Price Performance Graph,” “Executive Compensation,” and “Executive Employment Agreements and Change of Control Arrangements.” This information is incorporated by reference into this item of the report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        We refer you to our Proxy Statement for our 2002 Annual Meeting of Stockholders and the heading “Share Ownership Information.” This information is incorporated by reference into this item of the report.

Item 13. Certain Relationships and Related Transactions

        None.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Financial Statements of Registrant

        We refer you to the “Index of Consolidated Financial Statements” included in Part II, Item 8 of this report.

(a)2. Financial Statement Schedules of Registrant

        We refer you to the “Index of Financial Statement Schedules” included in Part II, Item 8 of this report.

(a)3. Exhibits

        The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit	Description

3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
3.02	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
3.03	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
4.01	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K filed by Ceridian on November 6, 2001 (File No. 001-15168)).
10.01	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.02	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.03	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.04	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001 (File No. 001-15168)).
10.05	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.3 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.06	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.4 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

Exhibit	Description

10.07	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.5 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.
10.09*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated January 29, 2002.
10.10*	Executive Employment Agreement between Ceridian Corporation and Tony G. Holcombe, dated January 29, 2002.
10.11*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.
10.12*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.
10.13*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.
10.14*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.15*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.16*	Ceridian Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.17*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.
10.18*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.19*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.20*	Ceridian Corporation 2002 Employee Stock Incentive Plan.
10.21*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the 2002 Employee Stock Incentive Plan).
10.22*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the 2002 Employee Stock Incentive Plan).
10.23*	Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.24*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.25*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.26*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

Exhibit	Description

10.27*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.28*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.29*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.23 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.30*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15168)).
10.31*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan) (incorporated by reference to Exhibit 10.17 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1969)).
10.32*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), First Declaration of Amendment (incorporated by reference to Exhibit 10.25 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.33*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), Second Declaration of Amendment (incorporated by reference to Exhibit 10.26 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.34*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), Third Declaration of Amendment (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15168)).
10.35*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), Fourth Declaration of Amendment.
10.36*	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.27 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.37	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/ C issuer, Other Lenders thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.38	Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion Bank and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.26 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1969)).

Exhibit	Description

10.39	Amending Agreement to Credit Agreement, dated as of March 27, 2001, between The Toronto-Dominion Bank and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.30 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.40	Guarantee Agreement, dated as of January 30, 1998, between Arbitron Inc. (formerly known as Ceridian Corporation) and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.27 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.41	Amendment to Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.32 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.42	Credit Agreement, dated as of March 2, 1998, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1969)).
10.43	Amendment Number 1 to Credit Agreement, dated as of August 30, 1999, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.34 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.44	Amendment Number 2 to Credit Agreement, dated as of July 5, 2000, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.35 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.45	Third Amendment to Credit Agreement, dated as of March 27, 2001, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.36 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.46	Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.37 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors — KPMG LLP.
24.01	Power of Attorney.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        We will provide you with copies of any of the exhibits listed above, upon request and payment of its reasonable expenses in furnishing such exhibits. We will also provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed.

(b) Reports on Form 8-K

        On October 17, 2001, we filed a Current Report on Form 8-K, dated October 17, 2001, containing a press release reporting our third quarter 2001 earnings results.

        On November 6, 2001, we filed a Current Report on Form 8-K, dated November 6, 2001, providing information related to a Shareholder Rights Plan adopted by our Board of Directors on October 24, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2002.

CERIDIAN CORPORATION

By	/s/ Ronald L. Turner

Ronald L. Turner
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2002.

/s/ John /s/ Ronald L. Turner	R. Eickhoff

Ronald L. Turner Chairman, President and Chief Executive Officer (Principal Executive Officer)	John R. Eickhoff Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Loren D. Gross

Loren D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Bruce R. Bond	/s/ William J. Cadogan

Bruce R. Bond, Director	William J. Cadogan, Director

/s/ Nicholas D. Chabraja	/s/ Robert H. Ewald

Nicholas D. Chabraja, Director	Robert H. Ewald, Director

/s/ Ronald T. LeMay	/s/ George R. Lewis

Ronald T. LeMay, Director	George R. Lewis, Director

/s/ Carole J. Uhrich

Carole J. Uhrich, Director

CERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit	Description

3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.02*	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.03*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).
4.01*	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.
10.01*	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.02*	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001.
10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.04*	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001.
10.05*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.06*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.07*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.08	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.
10.09	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated January 29, 2002.
10.10	Executive Employment Agreement between Ceridian Corporation and Tony G. Holcombe, dated January 29, 2002.
10.11	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.
10.12	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.
10.13	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.
10.14	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.15	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.16*	Ceridian Corporation Employee Stock Purchase Plan.
10.17	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.

Exhibit	Description

10.18	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.19	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.20	Ceridian Corporation 2002 Employee Stock Incentive Plan.
10.21	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the 2002 Employee Stock Incentive Plan).
10.22	Form of Ceridian Corporation Restricted Stock Award Agreement (under the 2002 Employee Stock Incentive Plan).
10.23*	Ceridian Corporation Benefit Equalization Plan, as amended.
10.24*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.25*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.26*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.27*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.
10.28*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.
10.29*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.30*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.
10.31*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan).
10.32*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), First Declaration of Amendment.
10.33*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), Second Declaration of Amendment.
10.34*	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), Third Declaration of Amendment.
10.35	Ceridian Corporation Deferred Compensation Plan (formerly known as Executive Investment Plan), Fourth Declaration of Amendment.
10.36*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.37*	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/ C issuer, Other Lenders thereto.
10.38*	Credit Agreement, dated as of January 30, 1998, between The Toronto-Dominion Bank and Ceridian Canada Ltd.
10.39*	Amending Agreement to Credit Agreement, dated as of March 27, 2001, between The Toronto-Dominion Bank and Ceridian Canada Ltd.
10.40*	Guarantee Agreement, dated as of January 30, 1998, between Arbitron Inc. (formerly known as Ceridian Corporation) and The Toronto-Dominion Bank.
10.41*	Amendment to Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and The Toronto-Dominion Bank.

Exhibit	Description

10.42*	Credit Agreement, dated as of March 2, 1998, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.43*	Amendment Number 1 to Credit Agreement, dated as of August 30, 1999, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.44*	Amendment Number 2 to Credit Agreement, dated as of July 5, 2000, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.45*	Third Amendment to Credit Agreement, dated as of March 27, 2001, between Canadian Imperial Bank of Commerce and Ceridian Canada Ltd.
10.46*	Guarantee Agreement, dated as of March 27, 2001, between Ceridian Corporation (formerly known as New Ceridian Corporation) and Canadian Imperial Bank of Commerce.
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors — KPMG LLP.
24.01	Power of Attorney.

*	Incorporated by Reference.