Form 10-Q
period 2002-03-31
CERIDIAN CORP /DE/
filed 2002-05-08
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from__________________________to_____________________

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

                           YES    ☑    NO

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of April 30, 2002, was 147,621,608.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

In the opinion of Ceridian Corporation (“Ceridian” or the “Company”), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company’s financial position as of March 31, 2002, and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	21

Signature			22

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in millions, except per share data)	Ceridian Corporation and Subsidiaries

	For Periods Ended
	March 31,
	Three Months
	2002	2001

Revenue	$299.5	$309.6

Costs and Expenses

Cost of revenue	141.1	145.7

Selling, general and administrative	102.7	112.9

Research and development	15.3	15.9

Other expense (income)	9.8	(2.4)

Total costs and expenses	268.9	272.1

Earnings before interest and taxes	30.6	37.5

Interest income	0.3	1.8

Interest expense	(1.9)	(9.0)

Earnings before income taxes	29.0	30.3

Income tax provision	10.4	12.4

Earnings from continuing operations	18.6	17.9

Discontinued operations	—	5.2

Net earnings	$18.6	$23.1

Basic earnings per share
Continuing operations	$0.13	$0.12

Net earnings	$0.13	$0.16

Diluted earnings per share

Continuing operations	$0.12	$0.12

Net earnings	$0.12	$0.16

Shares used in calculations (in 000’s)

Weighted average shares (basic)	146,875	145,790

Dilutive securities	4,057	766

Weighted average shares (diluted)	150,932	146,556

Antidilutive shares excluded (in 000's)	4,401	11,738

See notes to consolidated financial statements.

FORM 10-Q CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in millions)	Ceridian Corporation and Subsidiaries

	March 31,	December 31,
	2002	2001

Assets

Cash and equivalents	$123.0	$138.7

Short-term investments	27.0	22.0

Trade receivables, less allowance of $17.8 and $16.2	436.9	376.4

Other receivables	25.1	21.8

Current portion of deferred income taxes	36.5	31.7

Other current assets	32.3	25.0

Total current assets	680.8	615.6

Property, plant and equipment, net	155.8	159.3

Goodwill, net	870.8	859.6

Other intangible assets, net	114.2	116.2

Software and development costs, net	98.8	92.9

Prepaid pension cost	11.0	10.7

Deferred income taxes, less current portion	4.3	4.3

Investments-cost basis	22.2	26.9

Derivative securities	12.0	24.3

Other noncurrent assets	6.4	0.8

Total assets before payroll and tax filing funds	1,976.3	1,910.6

Payroll and tax filing funds	3,066.7	2,126.4

Total assets	$5,043.0	$4,037.0

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$2.3	$1.5

Accounts payable	37.7	31.2

Drafts and customer funds payable	208.9	160.1

Customer advances	12.5	11.8

Deferred income	37.0	35.9

Accrued taxes	74.8	66.2

Employee compensation and benefits	48.3	64.0

Other accrued expenses	48.9	46.3

Total current liabilities	470.4	417.0

Long-term obligations, less current portion	221.4	236.4

Deferred income taxes	24.5	24.8

Employee benefit plans	138.2	140.1

Other noncurrent liabilities	38.8	31.2

Total liabilities before payroll and tax filing obligations	893.3	849.5

Payroll and tax filing obligations	3,066.7	2,126.4

Total liabilities	3,960.0	2,975.9

Stockholders’equity	1,083.0	1,061.1

Total liabilities and stockholders’equity	$5,043.0	$4,037.0

See notes to consolidated financial statements

FORM 10-Q CONSOLIDATED STATEMENTS OF CASH FLOWS	Ceridian Corporation and Subsidiaries

(Unaudited)
(Dollars in millions)	For Periods Ended March 31,
	Three Months
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$18.6	$23.1

Adjustments to reconcile net earnings to net cash provided by operating activities:

Discontinued operations	—	(5.2)

Deferred income tax provision	(1.3)	10.8

Depreciation and amortization	17.7	24.6

Gains on marketable and derivative securities	—	(14.9)

Impairment loss from asset write-downs	4.9	6.1

Reduction of environmental accrual	(4.1)	—

Provision for doubtful accounts	4.1	4.6

Other	(2.6)	0.9

Decrease (Increase) in trade and other receivables	(67.7)	6.8

Increase (Decrease) in accounts payable	21.1	0.2

Increase (Decrease) in drafts and customer funds payable	34.1	9.7

Increase (Decrease) in employee compensation and benefits	(15.8)	(20.6)

Increase (Decrease) in accrued taxes	11.0	(2.3)

Increase (Decrease) in other current assets and liabilities	2.5	(8.8)

Cash used by operating activities of discontinued operations	—	(0.8)

Net cash provided by operating activities	22.5	34.2

CASH FLOWS FROM INVESTING ACTIVITIES

Expended for property, plant and equipment	(6.5)	(12.0)

Expended for software and development costs	(10.0)	(23.6)

Expended for investments in and advances to businesses, less cash acquired	(15.5)	(5.5)

Expended for short term investments	(5.0)	—

Proceeds from sales of businesses and assets	—	13.5

Cash used by investing activities of discontinued operations	—	(1.2)

Net cash provided by (used for) investing activities	(37.0)	(28.8)

CASH FLOWS FROM FINANCING ACTIVITIES

Revolving credit and overdrafts, net	(14.3)	180.0

Borrowings of other debt	—	—

Repayment of other debt	—	(456.6)

Proceeds from exercise of stock options and other	13.1	0.9

Cash provided by financing activities of discontinued operations	—	225.0

Net cash provided by (used for) financing activities	(1.2)	(50.7)

NET CASH PROVIDED (USED)	(15.7)	(45.3)

Cash and equivalents at beginning of period	138.7	118.5

Cash and equivalents at end of period	$123.0	$73.2

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2002	2001

Common Stock

Par value - $.01

Shares authorized – 500,000,000

Shares issued – 147,389,952 and 146,487,624	$1.5	$1.5

Shares outstanding – 147,387,290 and 146,484,962

Additional paid-in capital	884.5	870.1

Retained earnings	338.0	319.4

Treasury stock, at cost (2,662 common shares)	—	—

Accumulated other comprehensive income, net of deferred

income taxes:

Unrealized gain on derivative securities	6.1	14.1

Unrealized loss on marketable securities	—	(0.3)

Cumulative translation adjustment	(13.7)	(10.3)

Pension liability adjustment	(133.4)	(133.4)

Total stockholders’equity	$1,083.0	$1,061.1

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended March 31,
	Three Months

	2002	2001

Net earnings	$18.6	$23.1

Items of other comprehensive income before income taxes:

Change in foreign currency translation adjustment	(3.4)	1.1

Change in unrealized gain from derivative securities	(5.8)	6.7

Change in unrealized gain from marketable securities	0.5	(3.5)

Change in pension liability	—	(0.1)

Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(6.5)	(11.9)

Other comprehensive income (loss) before income taxes	(15.2)	(7.7)

Income tax effect	4.1	3.1

Other comprehensive income (loss) after income taxes	(11.1)	(4.6)

Comprehensive income	$7.5	$18.5

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

PAYROLL AND TAX FILING FUNDS

Payroll and tax filing funds and the offsetting obligations amounted to $3,066.7 at March 31, 2002 and $2,126.4 at December 31, 2001. This amount varies significantly during the year and averaged $2,141.4 and $2,227.4, respectively, for the three-month periods ended March 31, 2002 and 2001. The following tables provide information on cost and market price for various classifications of fund investments and amounts by maturity date.

Investments of Payroll and Tax Filing Client Funds

	March 31, 2002		December 31, 2001
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$2,318.7	$2,318.7	$1,491.0	$1,491.0

Held-to-maturity investments:

U.S. government and agency securities	159.6	160.5	100.1	103.5

Canadian and provincial government securities	146.0	145.8	87.3	90.2

Corporate debt securities	177.6	179.4	166.2	170.4

Asset-backed securities	194.4	200.1	184.1	194.3

Mortgage-backed and other securities	70.4	72.2	97.7	101.0

Total held-to-maturity investments	748.0	758.0	635.4	659.4

Payroll and tax filing funds	$3,066.7	$3,076.7	$2,126.4	$2,150.4

Investments of Payroll and Tax Filing Funds by Maturity Date

	March 31, 2002
	Cost	Market

Due in one year or less	$2,444.0	$2,446.7

Due in one to three years	322.4	330.9

Due in three to five years	300.3	299.1

Total	$3,066.7	$3,076.7

DERIVATIVE SECURITIES

During the reported periods Ceridian maintained interest rate collars and swaps to hedge interest rate risk in its client funds and corporate cash portfolios. These derivative securities provide that if one month LIBOR is below a floor, the counterparty makes a payment to Ceridian. Likewise, if one month LIBOR is above a cap, Ceridian makes a payment to the counterparty. Counterparties are all commercial banks with debt ratings of A or better. The maximum length of any derivative security is approximately 5.5 years.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

DERIVATIVE SECURITIES (Continued)

The fair market value of the derivative securities is reported in the non-current asset section of the balance sheet. The fair market value declined from $24.3 at December 31, 2001 to $12.0 at March 31, 2002. This reduction in value was primarily due to collections of cash payments from counterparties and the addition of new collars which have negative fair market values. Ceridian expects to collect an additional $15.7 during the next 12 months.

At March 31, 2002, the net unrealized gain related to these securities amounted to $6.1 net of deferred income taxes of $3.3 and is reported in other comprehensive income. This compares to a gain of $14.1 net of taxes of $7.6 at December 31, 2001. These amounts do not include a $2.6 one-time gain required to be recognized in first quarter 2001 under then-existing accounting rules that changed in second quarter 2001.

FINANCING

Under an agreement with a syndicate of commercial banks dated January 31, 2001, Ceridian entered into a $350.0 U.S. revolving credit facility, of which $50.0 may be used for letters of credit, that expires in March 2006. The January 2001 credit facility is unsecured and its pricing for both loans and letters of credit is based on Ceridian’s senior unsecured debt ratings and LIBOR. The interest rate on borrowings under this facility was 2.9375% as of March 31, 2002. Under the terms of the credit facility, Ceridian’s consolidated debt must not exceed its stockholders’ equity as of the end of any fiscal quarter, and the ratio of Ceridian’s earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The credit facility also limits liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. During January 2002, Ceridian repaid $15.0 on this credit facility. At March 31, 2002, the balance was $220.0 and letters of credit totaling $2.0 remained outstanding, and the Company was in compliance with all covenants contained in the credit facility. Other debt outstanding at March 31, 2002 amounted to $3.7, including $2.2 in an overdraft facility of a subsidiary in the UK. At December 31, 2001, $235.0 remained outstanding under the January 2001 credit facility, along with $2.9 of other borrowings.

In connection with the reverse spin-off involving Arbitron, advances of $235.0 from the January 2001 credit facility, the $225.0 Arbitron payment and existing cash balances funded the required early retirement of the $430.0 of senior notes outstanding and payment of the $50.0 balance outstanding under the $250.0 U.S. revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY

At March 31, 2002 and December 31, 2001, short-term investments included U.S. government agency notes at amortized cost (which approximates fair value) and money market securities that represent funds set aside to support liabilities for deposits from benefits services customers.

At March 31, 2002 and December 31, 2001, investments – cost basis included investments that represent a less than 20% equity interest in affiliated companies, notably U.S.I. Holdings Corporation, acquired in December 2001 for $15.0. At December 31, 2001, this amount also included $5.0 of the initial $10.0 payment to Ultimate Software Group, Inc. (“Ultimate”) related to the acceptance of the software, which was reclassified to software and development cost in February 2002 when acceptance occurred. Also at that time, Ceridian advanced $6.0 as a prepayment toward minimum monthly license fees for use of the software in 2003 and recorded this amount in other current assets.

During first quarter of 2002, net investing cash outflows included $15.5 for the March acquisition of the outstanding stock of SYLINQ Corporation (“SYLINQ”), a national employee benefits administration outsourcer specializing in automated enrollment and eligibility management. The acquisition resulted in the recording of $12.7 of goodwill and $3.0 of other intangible assets, subject to further evaluation of the intangible assets acquired. SYLINQ’s revenue for its most recent fiscal year was $3.3. During first quarter 2001, Ceridian sold 1,020,000 shares of HotJobs.com, Ltd. (“HotJobs”) common stock for aggregate proceeds and a gain of $12.3, which was included in other expense (income).

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

ACCOUNTING CHANGES

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (FAS 141 and 142) became effective for Ceridian. As a result and from that date forward, goodwill will no longer be amortized against earnings and goodwill balances will be subject to impairment review on at least an annual basis. Furthermore, classes of intangible assets have been further defined under these rules, which caused Ceridian to transfer the $1.3 unamortized balance of an intangible asset, representing the estimated value of an assembled workforce, to goodwill as of January 1, 2002. Certain minor amounts were reclassified between classes of intangibles under the new rules. The pro forma effect of cessation of goodwill amortization and reclassification of intangibles would have increased earnings from continuing operations for first quarter 2001 by $7.7 or $0.05 per diluted common share.

In connection with the transitional goodwill impairment evaluation, Ceridian must perform an assessment by June 30, 2002 to determine whether goodwill was impaired as of the effective date of these rules. Any transitional impairment loss will be measured as of January 1, 2002 and reported as a first quarter 2002 cumulative effect of a change in accounting principle in the Company’s statement of earnings as soon as practicable but not later than December 31, 2002. The Company has recently engaged an independent business valuation firm to assist in this assessment process. Due to that recent engagement, it is not practicable to anticipate the outcome of the assessment at this time.

OTHER EXPENSE (INCOME)

	For Periods Ended March 31,
	Three Months
	2002	2001

Accrued exit costs (net of recoveries in 2001)	$9.0	$6.7

Asset write-downs	4.9	6.1

Reduction of environmental accrual	(4.1)	—

Gain on sale of marketable securities	—	(12.3)

Gain on derivative securities	—	(2.6)

Gain on sale of assets	—	(0.3)

Total	$9.8	$(2.4)

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME) (Continued)

Unusual Losses (Gains)

During first quarter 2002, Ceridian announced a series of actions intended to consolidate certain operations in both of its business segments and recorded accrued exit costs of $9.0. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 for exit costs. Of the $7.5 accrual, $5.3 relates to severance costs for 317 employees, including 55 terminated by March 31, 2002, and $2.2 represents other exit costs, primarily related to leases. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 for 76 employees, including 21 terminated by March 31, 2002, and other exit costs of $0.5, primarily related to leases.

The Company also recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate.

Also during first quarter 2002, a periodic reassessment of the Company’s environmental obligations revealed a reduced requirement for certain of these obligations that were previously established; and, as a result, $4.1 was credited to other expense (income) and removed from other noncurrent liabilities.

During first quarter 2001, the Company recorded accrued exit costs of $9.9, less recoveries of $3.2 from first quarter 2000 charges, and asset write-downs of $6.1. The accrued exit costs were paid in full by December 31, 2001.

	Asset
	Write-downs	Accrued Exit Costs		Total

		Severance	Other

2002 Unusual Items

Total initial charges	$4.9	$6.3	$2.7	$13.9

Less asset write-downs	(4.9)	—	—	(4.9)

Total accrued charges	—	6.3	2.7	9.0

2002 payments		(0.3)	—	(0.3)

Balance at March 31, 2002	$—	$6.0	$2.7	$8.7

2000 Unusual Items

Balance at December 31, 2001	$—	$0.5	$0.8	$1.3

2002 payments		(0.2)	(0.3)	(0.5)

Balance at March 31, 2002	$—	$0.3	$0.5	$0.8

Total at March 31, 2002	$—	$6.3	$3.2	$9.5

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	March 31,	December 31,
	2002	2001

Property, Plant and Equipment

Land	$12.4	$12.4

Machinery and equipment	263.4	264.2

Buildings and improvements	86.9	84.2

Total property, plant and equipment	362.7	360.8

Accumulated depreciation	(206.9)	(201.5)

Property, plant and equipment, net	$155.8	$159.3

Goodwill

Goodwill	$990.7	$979.6

Accumulated amortization	(119.9)	(120.0)

Goodwill, net	$870.8	$859.6

Other Intangible Assets

Customer lists	$40.9	$40.6

Trademarks	71.2	71.2

Technology	45.7	43.4

Non-compete agreements	10.0	9.7

Assembled workforce	—	2.3

Total other intangible assets	167.8	167.2

Accumulated amortization	(53.6)	(51.0)

Other intangible assets, net	$114.2	$116.2

Software and Development Costs

Purchased software	$60.4	$51.9

Other software development cost	85.9	85.6

	146.3	137.5

Accumulated amortization	(47.5)	(44.6)

Software and development costs, net	$98.8	$92.9

	For Periods Ended March 31,
	Three Months
	2002	2001

Depreciation and Amortization

Depreciation and amortization of property, plant and

equipment	$10.3	$9.5

Amortization of goodwill	—	8.9

Amortization of other intangible assets	3.7	3.6

Amortization of software and development costs	3.7	2.6

Total	$17.7	$24.6

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA	For Periods Ended
	March 31,
	Three Months
	2002	2001

HRS

Revenue	$224.4	$233.1

EBIT before unusual losses and gains and goodwill	$19.5	$25.7

Unusual (losses) gains	(12.4)	(3.6)

Goodwill amortization	—	(6.7)

EBIT	$7.1	$15.4

Total assets at March 31, 2002 and December 31, 2001 before payroll and tax filing funds	$1,338.1	$1,302.7

Payroll and tax filing funds	3,066.7	2,126.4

Total assets at March 31, 2002 and December 31, 2001	$4,404.8	$3,429.1

Comdata

Revenue	$75.1	$76.5

EBIT before unusual losses and gains and goodwill	$20.9	$18.6

Unusual (losses) gains	(1.5)	(6.6)

Goodwill amortization	—	(2.2)

EBIT	$19.4	$9.8

Total assets at March 31, 2002 and December 31, 2001	$559.2	$520.1

Other

Revenue	$—	$—

EBIT before unusual losses and gains	$—	$—

Unusual (losses) gains	4.1	12.3

EBIT	$4.1	$12.3

Total assets at March 31, 2002 and December 31, 2001	$79.0	$87.8

Total Ceridian

Revenue	$299.5	$309.6

EBIT before unusual losses and gains and goodwill amortization	$40.4	$44.3

Unusual (losses) gains	(9.8)	2.1

Goodwill amortization	—	(8.9)

EBIT	$30.6	$37.5

Total assets at March 31, 2002 and December 31, 2001

before payroll and tax filing funds	$1,976.3	$1,910.6

Payroll and tax filing funds	3,066.7	2,126.4

Total assets at March 31, 2002 and December 31, 2001	$5,043.0	$4,037.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian’s filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and discussed in Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001, which factors are also incorporated herein by reference. Such important factors include: our ability to attract and retain customers; the effect of changes in governmental regulations relating to employee benefits, funds transfer and other matters; success in introducing and selling new products and services; economic factors such as trade, monetary and fiscal policies and political and economic conditions; risks associated with litigation and similar matters; problems effecting system upgrades and conversions; ability to adapt to changing technology; acquisition risks, competitive conditions; risks associated with the Arbitron reverse spin-off; international operations risks; success of implementation of plans to improve performance of U.S. payroll business and integrate our human resource businesses; liability as a portability administrator; and Comdata’s relationships with key vendors and suppliers. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

RESULTS OF OPERATIONS

Consolidated Results — Overview

For the first quarter of 2002, Ceridian reported net earnings of $18.6 million, or $ .12 per diluted share of common stock, on revenue of $299.5 million. For the first quarter of 2001, Ceridian reported net earnings of $23.1 million, or $ .16 per diluted share of common stock, and earnings from continuing operations of $17.9 million, or $ .12 per diluted share of common stock, on revenue of $309.6 million. New accounting standards (FAS 141 and 142) that, among other things, eliminate the amortization of goodwill became effective for Ceridian on January 1, 2002, and cannot be applied retroactively. If the new accounting standards would have been in effect for the first quarter of 2001, earnings from continuing operations and net earnings would each have increased by $7.7 million, or $ 0.05 per diluted share. Net earnings for the first quarter of 2001 included a $5.2 million gain related to the discontinued operations of Arbitron prior to its establishment as a separate publicly-owned corporation on March 30, 2001 in a reverse spin-off transaction (the “Arbitron spin-off”). Results for the comparative quarters also included unusual items described in the section of this discussion entitled “Unusual Items.”

In the following tables and text, goodwill amortization has been eliminated from the comparisons (unless otherwise indicated), “SG&A expense” represents selling, general and administrative expense, “R&D expense” represents research and development costs, “EBIT” represents earnings before interest and taxes, and percentage relationships that are not meaningful are represented by “NM.” The reference to “HRS” relates to the human resource solutions division and subsidiaries of Ceridian, and the reference to “Other” relates to the results of Ceridian corporate center operations that were not allocated to the business segments.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

Statements of Operations First Quarter Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue	$299.5	$309.6	(10.1)	(3.3)	100.0	100.0

Cost of revenue	141.1	145.7	(4.6)	(3.2)	47.1	47.1

SG&A expense*	102.7	104.0	(1.3)	(1.1)	34.3	33.5

R&D expense	15.3	15.9	(0.6)	(3.8)	5.1	5.1

Other expense (income)	9.8	(2.4)	12.2	NM	3.3	(0.8)

Total costs and expenses*	268.9	263.2	5.7	2.2	89.8	85.0

EBIT	30.6	46.4	(15.8)	(34.2)	10.2	15.0

Interest income	0.3	1.8	(1.5)	(80.3)	0.1	0.6

Interest expense	(1.9)	(9.0)	7.1	(78.4)	(0.7)	(2.9)

Earnings before income taxes*	29.0	39.2	(10.2)	(26.1)	9.7	12.7

Income taxes	10.4	13.6	(3.2)	(23.6)	3.5	4.4

Earnings from continuing operations*	$18.6	$25.6	(7.0)	(27.5)	6.2	8.3

Diluted EPS*	$0.12	$0.17	(0.05)	(29.4)

Earnings as reported	$18.6	$17.9	0.7	3.9	6.2	5.8

Diluted EPS as reported	$0.12	$0.12	—	—

(*) The elimination of goodwill amortization from 2001 amounts, in order to compare with the required treatment for 2002, reduced SG&A expense by $8.9 million and income taxes by $1.2 million and increased earnings from continuing operations by $7.7 million and diluted earnings per share by $0.05.

Consolidated revenue declined slightly in the first quarter of 2002 compared to the first quarter of 2001, due primarily to general economic factors, such as interest rates, customers’ employment levels, fuel prices and the level of freight activity, related to the performance of the U.S. economy. Revenue in HRS decreased by $8.7 million, or 3.7%, and by $1.4 million, or 1.8%, in Comdata. Revenue performance in the first quarter of 2002 was also adversely affected by the sale of the Usertech training business in the third quarter of 2001 and the weakening of the Canadian dollar against the U.S. dollar. Further details are provided in the following section entitled “Business Segment Results.”

Total costs and expenses (without goodwill amortization) increased by $5.7 million in the quarterly comparison. HRS costs and expenses increased by $6.3 million and Comdata’s costs and expenses decreased by $8.8 million. A net increase of $8.2 million in costs and expenses for Other resulted from a smaller unusual gain in the 2002 quarter than the unusual gain recorded in the first quarter of 2001. Cost of revenue decreased equally in both business segments by a total of $4.6 million in the quarterly comparison. The decreases in SG&A expense (not including goodwill amortization) and R&D expense were attributable largely to Comdata. Further details are provided in the following section entitled “Business Segment Results.” Other expense (income) consists of net unusual losses related primarily to actions taken in the first quarters of 2002 and 2001 as further described in the section below entitled “Unusual Items.”

The $1.5 million decrease in interest income reflects lower invested balances and lower interest rates. Interest expense decreased by $7.1 million due primarily to the redemption of $430.0 million of 7.25% senior notes using a $225.0 million contribution by Arbitron and borrowings at a much lower interest rate in connection with the Arbitron spin-off. In addition, the Canadian revolving credit facility was paid in full in the fourth quarter of 2001. Income taxes decreased by $3.2 million primarily due to the decrease in pre-tax earnings. The decrease from the reported effective tax rate of 41.0% for the first quarter of 2001 to 36.0% for the 2002 quarter was largely due to the elimination of goodwill amortization in 2002, since much of the goodwill amortization was not tax deductible.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

Business Segment Results

Segment First Quarter Comparisons	(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001
Revenue

HRS	$224.4	$233.1	(8.7)	(3.7)	74.9	75.3

Comdata	75.1	76.5	(1.4)	(1.8)	25.1	24.7

Total	$299.5	$309.6	(10.1)	(3.3)	100.0	100.0

EBIT*

HRS	$7.1	$22.1	(15.0)	(68.0)	3.2	9.5

Comdata	19.4	12.0	7.4	60.5	25.8	15.8

Other	4.1	12.3	(8.2)	(66.4)	NM	NM

Total	$30.6	$46.4	(15.8)	(34.2)	10.2	15.0

(*) The elimination of goodwill amortization from 2001 costs and expenses in this presentation, in order to compare with the required treatment for 2002, increased EBIT by $6.7 million for HRS and $2.2 million for Comdata or a total of $8.9 million.

HRS

Revenue in HRS decreased by $8.7 million, principally in payroll and tax filing services in the U.S. and Canada, as a result of lower yields on and balances of invested customer funds, reduced customer employment levels, the sale of the Usertech training business, and the effect of foreign currency exchange rate changes. The average yields for the comparative quarters were 4.42% in 2002 and 5.94% in 2001, which reduced revenue by approximately $8.4 million. The impact of yield changes tends to be much greater in the first quarter of the year than the rest of the year, since the level of average funds invested is highest during that period. Customer employment levels were down, which, along with the impact of rate reductions in July 2001 and January 2002 on federal income taxes withheld, reduced the average balance of invested funds by 2.7% in the quarterly comparison. The sale of Usertech contributed $2.6 million to the comparative revenue reduction while changes in foreign currency exchange rates, primarily in Canada, resulted in a reduction of $1.8 million. Notwithstanding the general economic factors, revenue from benefits services, Centrefile and work-life services improved over their first quarter 2001 results, due primarily to implementation of the higher level of orders received in late 2001 compared to 2000 order levels. U.S. payroll and tax filing services revenue in the first quarter of 2002 also benefited from growth in orders over the past year.

The increase of $6.3 million in costs and expenses in the quarterly comparison is largely due to the $8.8 million increase in net unusual losses included in other expense (income) from $3.6 million in the first quarter of 2001 to $12.4 million in the first quarter of 2002, as described in the section below entitled “Unusual Items.” Cost of revenue decreased by $2.3 million due primarily to staff reductions. SG&A expense (not including goodwill amortization) was little changed. A $4.0 million increase in selling expense, reflecting a higher staffing level and increased commissions, offset a reduction in administrative expense, due primarily to staff reductions and non-recurring costs that occurred in the 2001 quarter. R&D expense remained at the 2001 level.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

Comdata

Comdata revenue decreased by $1.4 million from $76.5 million for the first quarter of 2001 to $75.1 million for the first quarter of 2002. The principal factors affecting revenue performance were the continuing impact of the general economic slowdown in the U.S. trucking market, lower diesel fuel prices and a lower volume of retail cash card sales. The slowdown in the trucking market during 2001 resulted in fewer customer fueling transactions in the quarterly comparison, while lower diesel fuel prices between the comparative quarters further reduced revenue that is based on a percentage of the sale amount. Revenue from retail cash card sales and processing services declined by $1.1 million. The $1.8 million reduction in revenue from card sales appears to reflect card inventory reductions by retailers, while the $0.7 million increase in processing revenue results from a higher level of card utilization. Revenue from phone services and permitting services declined by $1.2 million.

Comdata’s costs and expense, excluding goodwill amortization, decreased by $8.8 million from the first quarter of 2001 to the first quarter of 2002. The principal factors affecting cost of revenue were a net decrease of $5.1 million of unusual losses, the lower level of retail cash card sales revenue, cost reduction efforts, lower bad debt expense, and reduced phone service rates. The unusual losses relate to severance and other exit costs of $1.5 million in the first quarter of 2002 resulting from planned facility consolidations. The unusual loss of $6.6 million in the first quarter of 2001 resulted from the cancellation of an outsourced transaction processing contract. These unusual losses are further described in the section below entitled “Unusual Items.” The net effect of decreased retail card sales and increased retail card transaction volume reduced cost of revenue by $0.4 million. Cost reduction efforts produced cost savings of $1.8 million from the first quarter 2001 cancellation of the outsourced transaction processing contract and $0.5 million from reduced telecommunications rates. Costs related to phone card sales decreased by $0.5 million and the provision for bad debts decreased from $3.8 million to $3.3 million. SG&A expense (excluding goodwill amortization) decreased by $0.8 million due to reduced administrative expense, while R&D expense decreased by $0.7 million due to the outsourced contract cancellation referred to above.

Other

Other includes the unallocated amounts related to the corporate center operations of Ceridian. The reported EBIT of $4.1 million for the first quarter of 2002 results from a reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. The reported EBIT for the first quarter of 2001 relates to a $12.3 million gain from the sale of marketable securities described in the note to the consolidated financial statements entitled “Investing Activity.” Further details on unusual gains and losses appear in the following section entitled “Unusual Items.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

Unusual Items

(Dollars in millions)	For Periods Ended March 31,

	2002	2001

Gain on sale of marketable securities	$—	$(12.3)

Accrued exit costs (severance, occupancy and contract terminations)	9.0	9.9

Recoveries of 2000 severance in 2001	—	(3.2)

Impairment loss due to asset write-downs	4.9	6.1

Reduction of environmental accrual	(4.1)	—

Gain on derivative securities	—	(2.6)

Total unusual (gain) loss	$9.8	$(2.1)

During the first quarter of 2002, Ceridian announced a series of actions intended to consolidate certain operations in both of its business segments and recorded accrued exit costs of $9.0 million. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 million for exit costs. Of the $7.5 million accrual, $5.3 million relates to severance costs for 317 employees, including 55 terminated by March 31, 2002, and $2.2 million represents other exit costs, primarily related to leases. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 21 terminated by March 31, 2002, and other exit costs of $0.5 million, primarily related to leases.

The Company also recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate.

Also during the first quarter of 2002, a periodic reassessment of the Company’s environmental obligations revealed a reduced requirement for certain of these obligations that were previously established; and, as a result, $4.1 million was credited to other expense (income) and removed from other noncurrent liabilities.

The first quarter 2001 gain on sale of marketable securities of $12.3 million related to the sale of HotJobs common stock as described in the note to the consolidated financial statements entitled “Investing Activity.” The gain on derivative securities related to the adoption on January 1, 2001 of FAS 133 and is further discussed in the note to the consolidated financial statements entitled “Derivative Securities.”

The first quarter 2001 accrued exit costs and asset write-downs resulted from management decisions by Comdata in February 2001 to bring certain transaction processing operations in-house and by HRS in March 2001 to consolidate certain work/life employee assistance operations located in Boston, Mass. into a similar operation in Philadelphia, Penn., prepare a small business for sale, and write off excess costs related to a software development project. The accrued exit costs were paid in full by December 31, 2001. Further information is provided in the note to consolidated financial statements entitled “Other Expense (Income).”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)	Three Months Ended March 31,

	2002	2001	Change

Operating activities	$22.5	$34.2	$(11.7)

Investing activities	(37.0)	(28.8)	(8.2)

Financing activities	(1.2)	(50.7)	49.5

Net cash flows provided (used)	$(15.7)	$(45.3)	$29.6

Cash and equivalents at 3/31/02 and 12/31/01	$123.0	$138.7	$(15.7)

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)	Three Months Ended March 31,

	2002	2001	Change

Earnings from continuing operations	$18.6	$17.9	$0.7

Provision for deferred income taxes	(1.3)	10.8	(12.1)

Depreciation and amortization	17.7	24.6	(6.9)

Gains on marketable and derivative securities	—	(14.9)	14.9

Asset write-downs	4.9	6.1	(1.2)

Other reconciling items	(2.6)	5.5	(8.1)

From continuing operations earnings	37.3	50.0	(12.7)

From continuing operations working capital activities	(14.8)	(15.0)	0.2

Operating cash flows from continuing operations	22.5	35.0	(12.5)

From discontinued operations	—	(0.8)	0.8

Cash flows provided by operating activities	$22.5	$34.2	$(11.7)

Cash Flows

Cash Balances and Operations

Cash and equivalents decreased by $15.7 million to $123.0 million during the first quarter of 2002 due to the use of operating cash flows and cash balances to fund investing activities and repayment of debt. Earnings from continuing operations were little changed in the quarterly comparison but first quarter 2001 earnings included a $12.3 million gain from the sale of marketable securities that was reclassified to an investing cash inflow. Therefore, cash flows from continuing operations earnings declined by $12.7 million. The decrease in depreciation and amortization reflects the cessation of goodwill amortization under a new accounting rule effective prospectively on January 1, 2002 as described in the note to consolidated financial statements entitled “Accounting Changes.” Working capital activities were little changed in the quarterly comparison as the first quarter 2002 build-up of Comdata receivables was largely offset by increased current tax, trade and drafts payables. The first quarter 2002 use of cash from working capital activities of $14.8 million reflects a $67.7 million build-up in receivables, compared to a $6.8 million liquidation of receivables in the first quarter of 2001. This $74.5 million increase in cash used for receivables related to Comdata activities and is offset in part by an increase of $24.4 million in cash provided by Comdata drafts payable. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affect the amount of drafts payable and receivables outstanding. The last day of 2001 was a Monday, which permitted a high level of receivable and drafts clearing, while March 31, 2002 fell on a Sunday when clearing activity was not available.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

Investing

Investing cash flows in the first quarter of 2002 included capital expenditures of $6.5 million for property and equipment and $10.0 million for software and development costs. The respective amounts for 2001 were $12.0 million and $23.6 million. Of these 2001 expenditures, $5.0 million for purchased software and $2.4 million for equipment related to Comdata’s decision to bring its transaction processing in-house. First quarter 2002 investing cash flows also included the acquisition of SYLINQ for $15.5 million. The proceeds from sales of businesses and assets in the first quarter of 2001 are largely from the sale of HotJobs stock. Both of these transactions are further described in the note to the consolidated financial statements entitled “Investing Activity.”

Financing

Financing in the first quarter of 2002 involved payments of $15.0 million on the Company’s U.S. revolving credit facility and receipt of proceeds from exercises of stock options and employee stock purchase plans amounting to $13.1 million. Proceeds from stock plans activity in the first quarter of 2001 were $0.9 million. The balance outstanding on the Canadian revolving credit agreements was reduced from $19.1 million to $15.1 million by payments of $4.0 million during the first quarter of 2001 and paid in full by December 31, 2001. Other financing activities in 2001 largely involved transactions related to the March 30, 2001 Arbitron spin-off, further described in the note to the consolidated financial statements entitled “Financing.” The disposition of the net liabilities of Arbitron discontinued operations that amounted to $182.9 million at the time of the Arbitron spin-off increased the Company’s retained earnings in that amount when the Arbitron spin-off took place. This amount is subject to adjustment based on the filing of final tax returns for the entities involved in the spin-off.

Liquidity and Capital Resources

Ceridian expects to meet its liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows are discussed under the section entitled “Cash Balances and Operations” above. Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in a preceding section of this discussion entitled “Results of Operations” and several of the cautionary factors described at the beginning of this discussion. Cautionary factors of particular relevance include those that refer to the effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities; our ability to attract new customers and retain our existing customers; and general economic conditions.

With regard to external financing, at March 31, 2002, Ceridian had $128.0 million available under its $350.0 million U.S. revolving credit facility, which continues until March 2006, and may request an additional commitment of up to $150.0 million. At March 31, 2002, Ceridian remained in compliance with all financial covenant tests in this credit facility. The Company is actively involved in arranging up to $150.0 million of financing through a securitization of Comdata receivables in order to reduce financing costs. Any receivables sold under such a securitization would remain on the Company’s balance sheet along with any balance of related borrowings.

Critical Accounting Policies

Ceridian considers its critical accounting policies to be revenue recognition and recoverability of software and development costs as discussed in the section with this title in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears on page 30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. No material change occurred in the periods covered by this report.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2002

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk during the three-month period ended March 31, 2002. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits.

Exhibit	Description

10.01	Executive Employment Agreement dated April 22, 2002 between Ceridian Corporation and John R. Eickhoff.

10.02	First Amendment to Credit Agreement dated as of April 19, 2002 among Ceridian Corporation, as the Borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as administrative agent for itself and the other Lenders.

         (b)  Reports on Form 8-K.

On January 23, 2002, Ceridian filed a Current Report on Form 8-K, dated January 23, 2002, which discussed and contained a press release reporting our fourth quarter and full year 2001 earnings results.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date:	May 8, 2002	/s/ L. D. Gross L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)