Form 10-Q
period 2002-06-30
CERIDIAN CORP /DE/
filed 2002-08-14
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES    ☒    NO    ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2002, was 148,462,209.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

In the opinion of Ceridian Corporation (“Ceridian” or the “Company”), the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly the Company’s financial position as of June 30, 2002, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2002 and 2001.

The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Part II	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	23
	Item 6.	Exhibits and Reports on Form 8-K	24

Signature			25

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation
(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

		For Periods Ended June 30,
	Three Months		Six Months
	2002	2001	2002	2001

Revenue	$287.8	$291.9	$589.6	$603.6
Costs and Expenses
Cost of revenue	139.5	143.9	282.8	291.7
Selling, general and administrative	94.4	97.3	197.2	210.2
Research and development	14.4	15.2	29.7	31.1
Other expense (income)	(0.1)	52.5	9.7	50.1

Total costs and expenses	248.2	308.9	519.4	583.1

Earnings (loss) before interest and taxes	39.6	(17.0)	70.2	20.5
Interest income	0.6	1.7	0.9	3.5
Interest expense	(1.9)	(4.0)	(3.8)	(13.0)

Earnings (loss) before income taxes	38.3	(19.3)	67.3	11.0
Income tax provision (benefit)	13.8	(7.5)	24.2	4.9

Earnings (loss) from continuing operations	24.5	(11.8)	43.1	6.1
Discontinued operations	—	—	—	5.2

Net earnings (loss)	$24.5	$(11.8)	$43.1	$11.3

Basic earnings (loss) per share
Continuing operations	$0.17	$(0.08)	$0.29	$0.04
Net earnings (loss)	$0.17	$(0.08)	$0.29	$0.08
Diluted earnings (loss) per share
Continuing operations	$0.16	$(0.08)	$0.28	$0.04
Net earnings (loss)	$0.16	$(0.08)	$0.28	$0.08
Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,246	145,950	147,560	145,875
Dilutive securities	5,467	—	4,697	2,170

Weighted average shares (diluted)	153,713	145,950	152,257	148,045

Antidilutive shares excluded (in 000’s)	881	8,716	1,213	5,122

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	June 30,	December 31,
	2002	2001

Assets
Cash and equivalents	$136.1	$138.7
Short-term investments	27.0	22.0
Trade receivables, less allowance of $19.6 and $16.2	461.0	376.4
Other receivables	26.7	21.8
Current portion of deferred income taxes	39.8	31.7
Other current assets	31.0	25.0

Total current assets	721.6	615.6
Property, plant and equipment, net	152.8	159.3
Goodwill, net	880.5	859.6
Other intangible assets, net	112.8	116.2
Software and development costs, net	102.6	92.9
Prepaid pension cost	14.3	10.7
Deferred income taxes, less current portion	—	4.3
Investments-cost basis	21.7	26.9
Derivative securities	36.7	24.3
Other noncurrent assets	7.3	0.8

Total assets before payroll and tax filing funds	2,050.3	1,910.6
Payroll and tax filing funds	2,481.3	2,126.4

Total assets	$4,531.6	$4,037.0

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$1.6	$1.5
Accounts payable	38.5	31.2
Drafts and customer funds payable	240.3	160.1
Customer advances	12.6	11.8
Deferred income	31.8	35.9
Accrued taxes	66.9	66.2
Employee compensation and benefits	55.0	64.0
Other accrued expenses	45.0	46.3

Total current liabilities	491.7	417.0
Long-term obligations, less current portion	201.5	236.4
Deferred income taxes	32.9	24.8
Employee benefit plans	137.2	140.1
Other noncurrent liabilities	39.9	31.2

Total liabilities before payroll and tax filing obligations	903.2	849.5
Payroll and tax filing obligations	2,481.3	2,126.4

Total liabilities	3,384.5	2.975.9
Stockholders’ equity	1,147.1	1,061.1

Total liabilities and stockholders’ equity	$4,531.6	$4,037.0

See notes to consolidated financial statements.

FORM 10-Q	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS	and Subsidiaries

(Unaudited)
(Dollars in millions)	For Periods Ended June 30,
	Six Months
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$43.1	$11.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	—	(5.2)
Deferred income tax provision	(1.2)	2.8
Depreciation and amortization	36.0	52.0
Gains on marketable and derivative securities	—	(16.2)
Asset write-downs	4.9	6.1
Reduction of environmental accrual	(4.1)	—
Contribution to benefit protection trust	(3.3)	—
Provision for doubtful accounts	7.8	8.4
Other	(2.6)	(4.2)
Decrease (Increase) in trade and other receivables	(96.6)	(19.8)
Increase (Decrease) in accounts payable	6.1	(1.7)
Increase (Decrease) in drafts and customer funds payable	80.2	27.6
Increase (Decrease) in employee compensation and benefits	(9.2)	(7.7)
Increase (Decrease) in accrued taxes	6.3	(4.2)
Increase (Decrease) in other current assets and liabilities	(5.2)	(11.6)
Cash used by operating activities of discontinued operations	—	(0.8)

Net cash provided by operating activities	62.2	36.8

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(13.7)	(20.9)
Expended for software and development costs	(17.4)	(32.8)
Expended for investments in and advances to businesses, less cash acquired	(25.1)	(11.9)
Expended for short term investments	(5.0)	—
Proceeds from sales of businesses and assets	0.1	15.1
Cash used for investing activities of discontinued operations	—	(1.2)

Net cash provided by (used for) investing activities	(61.1)	(51.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(35.0)	224.9
Repayment of other debt	—	(456.6)
Exercise of stock options and other	31.3	3.5
Cash provided by financing activities of discontinued operations	—	225.0

Net cash provided by (used for) financing activities	(3.7)	(3.2)

NET CASH PROVIDED (USED)	(2.6)	(18.1)
Cash and equivalents at beginning of period	138.7	118.5

Cash and equivalents at end of period	$136.1	$100.4

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2002	2001

Common Stock
Par value — $.01
Shares authorized — 500,000,000
Shares issued — 148,649,510 and 146,487,624	$1.5	$1.5
Shares outstanding — 148,646,007 and 146,484,962
Additional paid-in capital	906.0	870.1
Retained earnings	362.5	319.4
Treasury stock, at cost (3,503 and 2,662 common shares)	(0.1)	—
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	22.2	14.1
Unrealized gain on marketable securities	(0.6)	(0.3)
Cumulative translation adjustment	(11.0)	(10.3)
Pension liability adjustment	(133.4)	(133.4)

Total stockholders’ equity	$1,147.1	$1,061.1

COMPREHENSIVE INCOME (LOSS)

		For Periods Ended June 30,
	Three Months		Six Months
	2002	2001	2002	2001

Net earnings (loss)	$24.5	$(11.8)	$43.1	$11.3

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	2.7	(2.7)	(0.7)	(1.6)
Change in unrealized gain from derivative securities	31.2	0.6	25.4	7.0
Change in unrealized gain from marketable securities	(1.0)	0.4	(0.5)	(2.5)
Change in pension liability	—	—	—	(0.1)
Less unrealized gain previously reported on derivative and marketable securities settled or sold in this period	(6.5)	(2.5)	(13.0)	(14.7)

Total other comprehensive income (loss) before income taxes	26.4	(4.2)	11.2	(11.9)
Income tax effect	(8.2)	0.5	(4.1)	3.6

Total other comprehensive income (loss) after income taxes	18.2	(3.7)	7.1	(8.3)

Comprehensive income (loss)	$42.7	$(15.5)	$50.2	$3.0

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

In June 2002, Comdata entered into a $150.0 receivables securitization facility with up to a three-year term involving certain of its trade receivables (the “Receivables”). The securitization facility is subject to financial covenants similar to those included in Ceridian’s revolving credit facility and consists of two steps: In the first step, Comdata Funding Corporation (“CFC”), a bankruptcy-remote special purpose subsidiary of Comdata, buys and accepts capital contributions of the Receivables in transactions intended to constitute true sales or other outright conveyances; in the second step, CFC “sells” undivided interests in those Receivables to a third-party multi-seller commercial paper conduit (the “Conduit”) or its liquidity banks (together with the Conduit, the “Purchasers”) in transactions reported as secured loans. Although title to the Receivables passes to CFC under the first step of the facility and the Receivables are no longer available to satisfy claims of Comdata’s creditors, Comdata has agreed to act as the servicing agent for the Receivables acquired by CFC in exchange for a servicing fee of 1% per annum on the average outstanding balance of the Receivables. Ceridian has guaranteed Comdata’s performance as both originator of and servicing agent for the Receivables.

CFC may increase or decrease its use of the securitization facility on a monthly basis provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 1.84% at June 30, 2002), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.125% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.25% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense in Ceridian’s consolidated income statement.

The invested amount outstanding under the securitization facility at June 30, 2002 was $100.0, and the aggregate amount of Receivables encumbered by the Purchasers at that date was $190.4. The invested amount outstanding under the second step of the facility is accounted for as long-term debt on Ceridian’s consolidated balance sheet, and even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC, the Receivables remain on Ceridian’s consolidated balance sheet in accordance with GAAP.

The proceeds of $100.0 from the secured borrowing under the securitization facility, along with a payment of $20.0 earlier in second quarter 2002, reduced the amount outstanding under the Company’s $350.0 revolving credit facility dated January 31, 2001 to $100.0 at June 30, 2002, compared to $235.0 at December 31, 2001. In addition, at June 30, 2002, letters of credit totaling $2.0 remained outstanding under the revolving credit facility. Other debt outstanding at June 30, 2002 amounted to $3.0, compared to $2.9 at December 31, 2001.

As of June 30, 2002, unused borrowing capacity under the securitization facility, subject to the availability of qualified Comdata receivables, and the revolving credit facility amounted to $298.0 and the Company was in compliance with all covenants related to these facilities.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

ACCOUNTING CHANGES AND CHANGE IN PRESENTATION

Accounting for Goodwill

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (FAS 141 and 142) became effective for Ceridian. As a result and from that date forward, goodwill will no longer be amortized against earnings and goodwill balances will be subject to impairment review on at least an annual basis. Furthermore, classes of intangible assets have been further defined under these rules, which caused Ceridian to transfer the $1.3 unamortized balance of an intangible asset, representing the estimated value of an assembled workforce, to goodwill as of January 1, 2002. Certain minor amounts were reclassified between classes of intangibles under the new rules. The pro forma effect of cessation of goodwill amortization and reclassification of intangibles would have increased earnings from continuing operations for second quarter 2001 by $7.6, or $0.05 per diluted common share, and for the first half of 2001 by $15.3, or $0.10 per diluted common share.

Compliant with the transitional requirements of the new accounting rules, Ceridian, assisted by an independent business valuation firm, completed its assessment in June 2002 and determined that there was no impairment of the Company’s goodwill as of January 1, 2002, the measurement date prescribed by these rules. Furthermore, after consideration of the factors prescribed in these rules that might indicate a risk of impairment, the Company, through its own self assessment, finds no indication of goodwill impairment at June 30, 2002.

Change in Presentation of Freight Billings

During the second quarter of 2002, the Company made a change in its accounting for customer freight billings to ensure consistent treatment throughout the Company. Prior to the second quarter of 2002, certain freight billings, primarily in Canada, had been netted against the corresponding freight charges in cost of revenue. Effective for the second quarter 2002, all freight billings are now included in revenue and all freight charges are included in cost of revenue, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Amounts for prior periods have been reclassified to conform to the current presentation. The effect of this change on each quarter of 2001 and the first quarter of 2002 was an increase to both revenue and cost of revenue of approximately $2.0.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

DERIVATIVE SECURITIES

During the reported periods Ceridian maintained interest rate collars and swaps to hedge interest rate risk in its client funds and corporate cash portfolios. These derivative securities provide that if one month LIBOR is below a floor, the counterparty makes a payment to Ceridian. Likewise, if one month LIBOR is above a cap, Ceridian makes a payment to the counterparty. These payments are reported in HRS revenue. Counterparties are all commercial banks with debt ratings of A or better. The maximum length of any derivative security is approximately 5.5 years.

The fair market value of the derivative securities is reported in the non-current asset section of the balance sheet. The fair market value increased from $24.3 at December 31, 2001 to $36.7 at June 30, 2002. This increase in value was primarily due to a decline in forward interest rates net of collections of cash payments from counterparties of $13.0 during the first half of 2002. Ceridian expects to collect an additional $22.0 during the next 12 months.

At June 30, 2002, the net unrealized gain related to these securities amounted to $22.2 net of deferred income taxes of $11.9 and is reported in other comprehensive income. This compares to a gain of $14.1 net of taxes of $7.6 at December 31, 2001.

OTHER EXPENSE (INCOME)

	For Periods Ended June 30,
	Three Months		Six Months
	2002	2001	2002	2001

Accrued exit costs (net of recoveries in 2001)	$—	$—	$9.0	$6.7
Asset write-downs	—	—	4.9	6.1
Reduction of environmental accrual	—	—	(4.1)	—
Foreign currency translation expense (income)	(0.1)	0.1	(0.1)	0.1
Litigation costs	—	53.7	—	53.7
Gain on sale of marketable securities	—	(1.3)	—	(13.6)
Gain on derivative securities	—	—	—	(2.6)
Loss (gain) on sale of assets	—	—	—	(0.3)

Total	$(0.1)	$52.5	$9.7	$50.1

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME) (Continued)

Unusual Losses (Gains)

During first quarter 2002, Ceridian announced a series of actions intended to consolidate certain operations in both of its business segments and recorded accrued exit costs of $9.0. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 for exit costs. Of the $7.5 accrual, $5.3 relates to severance costs for 317 employees, including 181 terminated by June 30, 2002, and $2.2 represents other exit costs, primarily related to lease termination costs. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 for 76 employees, including 44 terminated by June 30, 2002, and other exit costs of $0.5, primarily related to lease termination costs.

The Company also recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate Software Group, Inc. (“Ultimate”). Also during first quarter 2002, a periodic reassessment of the Company’s environmental obligations revealed a reduced requirement for certain of these obligations that were previously established; and, as a result, $4.1 was credited to other expense (income) and removed from other noncurrent liabilities.

During second quarter 2001, the Company incurred litigation costs of $53.7 of which $52.4 related to the Comdata Flying J litigation. Also during the first half of 2001, the Company recognized a gain of $13.6 from the sale of a significant portion of its holding of HotJobs.com, Ltd. (“Hot Jobs”). In addition, during first quarter 2001, the Company accrued exit costs of $9.9, less recoveries of $3.2 from first quarter 2000 charges, and asset write-downs of $6.1. These accrued exit costs were paid in full by December 31, 2001.

	Asset
	Write-downs	Accrued Exit Costs		Total

		Severance	Other

2002 Unusual Items

Total initial charges	$4.9	$6.3	$2.7	$13.9
Less asset write-downs	(4.9)	—	—	(4.9)

Total accrued charges	—	6.3	2.7	9.0
2002 payments		(3.2)	(0.6)	(3.8)

Balance at June 30, 2002	$—	$3.1	$2.1	$5.2

2000 Unusual Items
Balance at December 31, 2001	$—	$0.5	$0.8	$1.3
2002 payments		(0.2)	(0.4)	(0.6)

Balance at June 30, 2002	$—	$0.3	$0.4	$0.7

Total at June 30, 2002	$—	$3.4	$2.5	$5.9

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY

At June 30, 2002 and December 31, 2001, short-term investments included U.S. government agency notes at amortized cost (which approximates fair value) and money market securities that represent funds set aside to support liabilities for deposits from benefits services customers.

At June 30, 2002 and December 31, 2001, investments — cost basis included investments that represent a less than 20% equity interest in affiliated companies, notably U.S.I. Holdings Corporation, acquired in December 2001 for $15.0 and SASH Management, L.L.C. d/b/a Gift Check Solutions, acquired in April 2002, for $0.6. At December 31, 2001, this amount also included $5.0 of the initial $10.0 payment to Ultimate related to the acceptance of the software, which was reclassified to software and development cost in February 2002 when acceptance occurred. Also at that time, Ceridian advanced $6.0 as a prepayment toward minimum monthly license fees for use of the software in 2003 and recorded this amount in other current assets.

During first half of 2002, net investing cash outflows included $15.5 for the March acquisition of the outstanding stock of SYLINQ Corporation (“SYLINQ”), a national employee benefits administration outsourcer specializing in automated enrollment and eligibility management. The acquisition resulted in the recording of $15.7 of goodwill and other intangible assets, subject to further evaluation of the intangible assets acquired. SYLINQ’s revenue for its most recent fiscal year was $3.3. During second quarter 2002, there were net investing cash outflows of $0.6 for a 19.9% interest in SASH Management, L.L.C. d/b/a Gift Check Solutions and $8.9 for certain assets of HR Comply, a provider of online human resource and payroll employment compliance services. The acquisition of HR Comply brought $9.9 of goodwill and other intangibles to the balance sheet. HR Comply’s revenue for its previous fiscal year was $6.2.

During the first quarter of 2001, Ceridian sold 1,020,000 shares of HotJobs common stock for aggregate proceeds and a gain of $12.3, which was included in other expense (income). During the second quarter of 2001, Ceridian sold an additional 400,564 shares of HotJobs common stock for aggregate proceeds of $1.3 also included in other expense (income).

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS

Payroll and Tax Filing Funds

Payroll and tax filing funds and the offsetting obligations amounted to $2,481.3 at June 30, 2002 and $2,126.4 at December 31, 2001. This amount varies significantly during the year and averaged $2,036.5 and $2,097.8, respectively, for the six-month periods ended June 30, 2002 and 2001. The following tables provide information on cost and market price for various classifications of fund investments and amounts by maturity date.

Investments of Payroll and Tax Filing Client Funds

	June 30, 2002		December 31, 2001
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$1,688.8	$1,688.8	$1,491.0	$1,491.0
Held-to-maturity investments:
U.S. government and agency securities	181.4	186.5	100.1	103.5
Canadian and provincial government securities	125.6	128.1	87.3	90.2
Corporate debt securities	186.4	189.1	166.2	170.4
Asset-backed securities	214.9	223.9	184.1	194.3
Mortgage-backed and other securities	84.2	86.2	97.7	101.0

Total held-to-maturity investments	792.5	813.8	635.4	659.4

Payroll and tax filing funds	$2,481.3	$2,502.6	$2,126.4	$2,150.4

Investments of Payroll and Tax Filing Funds by Maturity Date

	June 30, 2002
	Cost	Market

Due in one year or less	$1,828.9	$1,834.0
Due in one to three years	270.5	280.1
Due in three to five years	381.9	388.5

Total	$2,481.3	$2,502.6

Benefit Services Funds

In connection with its benefits services operations, Ceridian receives funds on behalf of its customers for remittance to employers, insurance providers and others. These funds are not held in trust. At June 30, 2002, the amount of customer funds held for this purpose was $57.9 of which $30.9 was included in cash and equivalents and $27.0 in short-term investments. At December 31, 2001, the amount of customer funds held for this purpose was $44.5 of which $22.5 was included in cash and equivalents and $22.0 in short-term investments. The liability related to these funds is equal to the asset amount and is reported in “Drafts and customer funds payable” in the Company’s balance sheet. Investment income earned on these funds constitutes fees under agreements with customers and is included in revenue.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	June 30,	December 31,
	2002	2001

Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	268.7	264.2
Buildings and improvements	88.9	84.2

	370.0	360.8
Accumulated depreciation	(217.2)	(201.5)

Property, plant and equipment, net	$152.8	$159.3

Goodwill, net	$880.5	$859.6

Other Intangible Assets
Customer lists	$41.4	$40.6
Trademarks	71.2	71.2
Technology	47.0	43.4
Non-compete agreements	10.5	9.7
Assembled workforce	—	2.3

Total other intangible assets	170.1	167.2
Accumulated amortization	(57.3)	(51.0)

Other intangible assets, net	$112.8	$116.2

Software and Development Costs
Purchased software	$62.0	$51.9
Other software development cost	92.1	85.6

	154.1	137.5
Accumulated amortization	(51.5)	(44.6)

Software and development costs, net	$102.6	$92.9

	For Periods Ended June 30,
	Six Months
Depreciation and Amortization	2002	2001

Depreciation and amortization of property, plant and equipment	$21.0	$21.1
Amortization of goodwill	—	17.7
Amortization of other intangible assets	7.4	7.6
Amortization of software and development costs	7.6	5.6

Total	$36.0	$52.0

Amortization for other intangible assets held at June 30, 2002 is estimated to be $15.3 for 2002, $14.6 for 2003, $14.4 for 2004, $12.1 for 2005 and $10.7 for 2006.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA	For Periods Ended June 30, Six Months
	2002	2001

HRS
Revenue	$435.0	$449.9
EBIT before unusual losses and gains and goodwill	$33.4	$44.7
Unusual (losses) gains	(12.4)	(3.6)
Goodwill amortization	—	(13.2)

EBIT	$21.0	$27.9
Total assets at June 30, 2002 and December 31, 2001 before payroll and tax filing funds	$1,366.5	$1,302.7
Payroll and tax filing funds	2,481.3	2,126.4

Total assets at June 30, 2002 and December 31, 2001	$3,847.8	$3,429.1

Comdata
Revenue	$154.6	$153.7
EBIT before unusual losses and gains and goodwill	$46.6	$43.8
Unusual (losses) gains	(1.5)	(59.0)
Goodwill amortization	—	(4.5)

EBIT	$45.1	$(19.7)
Total assets at June 30, 2002 and December 31, 2001	$607.5	$520.1

Other
Revenue	$—	$—
EBIT before unusual losses and gains	$—	$—
Unusual (losses) gains	4.1	12.3

EBIT	$4.1	$12.3
Total assets at June 30, 2002 and December 31, 2001	$76.3	$87.8

Total Ceridian
Revenue	$589.6	$603.6
EBIT before unusual losses and gains and goodwill amortization	$80.0	$88.5
Unusual (losses) gains	(9.8)	(50.3)
Goodwill amortization	—	(17.7)

EBIT	$70.2	$20.5
Total assets at June 30, 2002 and December 31, 2001 before payroll and tax filing funds	$2,050.3	$1,910.6
Payroll and tax filing funds	2,481.3	2,126.4

Total assets at June 30, 2002 and December 31, 2001	$4,531.6	$4,037.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Ceridian that could cause such material differences are identified and discussed from time to time in Ceridian’s filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and discussed in Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001, which factors are also incorporated herein by reference. Such important factors include: our ability to attract and retain customers; the effect of changes in governmental regulations relating to employee benefits, funds transfer and other matters; success in introducing and selling new products and services; economic factors such as trade, monetary and fiscal policies and political and economic conditions; risks associated with litigation and similar matters; problems effecting system upgrades and conversions; ability to adapt to changing technology; acquisition risks; competitive conditions; risks associated with the Arbitron reverse spin-off; international operations risks; success of implementation of plans to improve performance of U.S. payroll business and integrate our human resource businesses; liability as a portability administrator; and Comdata’s relationships with key vendors and suppliers. Ceridian undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Ceridian makes on related subjects in future reports to the SEC.

RESULTS OF OPERATIONS

Consolidated Results — Overview

For the second quarter of 2002, Ceridian reported net earnings of $24.5 million, or $ .16 per diluted share, on revenue of $287.8 million. For the second quarter of 2001, Ceridian reported a net loss of $11.8 million, or $ .08 per diluted share, on revenue of $291.9 million. For the first half of 2002, Ceridian reported net earnings of $43.1 million, or $ .28 per diluted share, on revenue of $589.6 million. For the first half of 2001, Ceridian reported net earnings of $11.3 million, or $ .08 per diluted share, and earnings from continuing operations of $6.1 million, or $ .04 per diluted share, on revenue of $603.6 million. Net earnings for the first quarter of 2001 included a $5.2 million gain related to the discontinued operations of Arbitron prior to its establishment as a separate publicly-owned corporation on March 30, 2001 in a reverse spin-off transaction (the “Arbitron spin-off”). New accounting standards (FAS 141 and 142) that, among other things, eliminate the amortization of goodwill became effective for Ceridian on January 1, 2002, and cannot be applied retroactively. The effects of the new accounting rules and a minor reclassification between revenue and cost of revenue are further described in the note to consolidated financial statements entitled “Accounting Changes and Changes in Presentation.” Results for the comparative periods also included unusual items described in the section of this discussion entitled “Unusual Items.”

In the following tables and text, goodwill amortization, no longer permitted after 2001, has been eliminated from the comparisons (unless otherwise indicated), “SG&A expense” represents selling, general and administrative expense, “R&D expense” represents research and development costs, “EBIT” represents earnings before interest and taxes, and percentage relationships that are not meaningful are represented by “NM.” The reference to “HRS” relates to the human resource solutions division and subsidiaries of Ceridian, and the reference to “Other” relates to the results of Ceridian corporate center operations that were not allocated to the business segments.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Statements of Operations Second Quarter Comparisons

(Dollars in millions, except per share data)
	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue	$287.8	$291.9	(4.1)	(1.4)	100.0	100.0
Cost of revenue	139.5	143.9	(4.4)	(3.0)	48.5	49.3
SG&A expense*	94.4	88.6	5.8	6.5	32.8	30.4
R&D expense	14.4	15.2	(0.8)	(5.6)	5.0	5.2
Other expense (income)	(0.1)	52.5	(52.6)	NM	0.0	18.0
Total costs and expenses*	248.2	300.2	(52.0)	(17.3)	86.2	102.9
EBIT	39.6	(8.3)	47.9	NM	13.8	(2.9)
Interest income	0.6	1.7	(1.1)	(69.7)	0.2	0.6
Interest expense	(1.9)	(4.0)	2.1	(53.7)	(0.6)	(1.4)
Earnings before income taxes*	38.3	(10.6)	48.9	NM	13.3	(3.6)
Income taxes	13.8	(6.4)	20.2	NM	4.8	(2.2)
Earnings from continuing operations*	$24.5	$(4.2)	28.7	NM	8.5	(1.4)
Diluted EPS from continuing operations*	$0.16	$(0.03)	0.19	NM
Earnings from continuing operations as reported	$24.5	$(11.8)	36.3	NM	8.5	(4.0)
Diluted EPS from continuing operations as reported	$0.16	$(0.08)	0.24	NM

(*) The elimination of goodwill amortization from 2001 amounts, in order to compare with the required treatment for 2002, reduced SG&A expense by $8.7 million and income taxes by $1.1 million and increased earnings from continuing operations by $7.6 million and diluted earnings per share by $0.05.

Statements of Operations Year-To-Date June 30 Comparisons

(Dollars in millions, except per share data)
	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue	$589.6	$603.6	(14.0)	(2.3)	100.0	100.0
Cost of revenue	282.8	291.7	(8.9)	(3.0)	48.0	48.3
SG&A expense*	197.2	192.5	4.7	2.4	33.4	31.9
R&D expense	29.7	31.1	(1.4)	(4.7)	5.0	5.2
Other expense (income)	9.7	50.1	(40.4)	NM	1.7	8.3
Total costs and expenses*	519.4	565.4	(46.0)	(8.1)	88.1	93.7
EBIT	70.2	38.2	32.0	84.1	11.9	6.3
Interest income	0.9	3.5	(2.6)	(75.1)	0.1	0.6
Interest expense	(3.8)	(13.0)	9.2	(70.8)	(0.6)	(2.1)
Earnings before income taxes*	67.3	28.7	38.6	134.6	11.4	4.8
Income taxes	24.2	7.3	16.9	NM	4.1	1.2
Earnings from continuing operations*	$43.1	$21.4	21.7	100.9	7.3	3.6
Diluted EPS from continuing operations*	$0.28	$0.14	0.14	100.0
Earnings from continuing operations as reported	$43.1	$6.1	37.0	NM	7.3	1.0
Diluted EPS from continuing operations as reported	$0.28	$0.04	0.24	NM

(*) The elimination of goodwill amortization from 2001 amounts, in order to compare with the required treatment for 2002, reduced SG&A expense by $17.7 million and income taxes by $2.4 million and increased earnings from continuing operations by $15.3 million and earnings per diluted share by $0.10.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Consolidated revenue declined by $4.1 million in the quarterly comparison and $14.0 million in the year-to-date comparison, due primarily to the impact on HRS of general economic factors, such as lower interest rates and customers’ employment levels, and the sale of Usertech in the third quarter of 2001. In the quarterly comparison, revenue in HRS decreased by $6.4 million, or 3.0%, while Comdata revenue increased by $2.3 million, or 3.0%. Increases in retail cash card revenue and in transportation card transaction volume were the primary factors fueling Comdata’s revenue growth. Further details are provided in the following section entitled “Business Segment Results.”

Total costs and expenses (without goodwill amortization) decreased by $52.0 million in the quarterly comparison and $46.0 million in the year-to-date comparison, each of which included a $52.4 million charge for Comdata litigation costs in the second quarter of 2001. HRS costs and expenses decreased by $1.3 million in the quarterly comparison and increased $5.2 million for the year-to-date comparison, and Comdata’s costs and expenses, other than the litigation charge, increased by $1.7 million in the quarterly comparison and decreased by $7.0 million for the year-to-date comparison. Further details are provided in the following section entitled “Business Segment Results.”

The $1.1 million decrease for the quarterly comparison and $2.6 million decrease for the year-to-date comparison in interest income reflects lower invested balances and lower interest rates. Lower interest rates and a lower level of outstanding debt resulted in a decrease of $2.1 million in interest expense in the quarterly comparison. The average outstanding debt declined from $271.9 million in the second quarter of 2001 to $213.4 million in the second quarter of 2002, and the average effective interest rate declined from 5.80% to 3.27% in the respective periods. The decrease in interest expense of $9.2 million in the year-to-date comparison also reflects the effect of the refinancing involved in the Arbitron spin-off. The income tax benefit in the 2001 year-to-date comparison was due largely to the litigation charge. The decreases from the reported effective tax rate of 39.6% for the second quarter of 2001 to 36.0% for the second quarter of 2002 and from 44% to 36% for the respective year-to-date periods were largely due to the elimination of goodwill amortization in 2002, since much of the goodwill amortization was not tax deductible.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Business Segment Results

Segment Second Quarter Comparisons	(Dollars in millions)

	Amount		Inc (Dec)			% of Revenue

	2002	2001	$		%	2002	2001

Revenue
HRS	$208.3	$214.7		(6.4)	(3.0)	72.4	73.6
Comdata	79.5	77.2		2.3	3.0	27.6	26.4
Total	$287.8	$291.9		(4.1)	(1.4)	100.0	100.0
EBIT*
HRS	$13.9	$19.0		(5.1)	(27.0)	6.7	8.9
Comdata	25.7	(27.3)		53.0	NM	32.4	(35.4)
Total	$39.6	$(8.3)		47.9	NM	13.8	(2.9)

Segment Year-To-Date June 30 Comparisons	(Dollars in millions)

	Amount		Inc (Dec)			% of Revenue

	2002	2001	$		%	2002	2001

Revenue
HRS	$435.0	$449.9		(14.9)	(3.3)	73.8	74.5
Comdata	154.6	153.7		0.9	0.6	26.2	25.5
Total	$589.6	$603.6		(14.0)	(2.3)	100.0	100.0
EBIT*
HRS	$21.0	$41.1		(20.1)	(49.0)	4.8	9.1
Comdata	45.1	(15.2)		60.3	NM	29.2	(9.9)
Other	4.1	12.3		(8.2)	(66.4)	NM	NM
Total	$70.2	$38.2		32.0	84.1	11.9	6.3

(*) The elimination of goodwill amortization from 2001 costs and expenses in this presentation, in order to compare with the required treatment for 2002, increased quarter and year-to-date EBIT, respectively, by $6.5 million and $13.2 million for HRS and by $2.2 million and $4.5 million for Comdata for a total of $8.7 million and $17.7 million.

HRS

Revenue decreased by $6.4 million in the quarterly comparison and $14.9 million for the year-to-date comparison. The decrease in both comparisons related principally to payroll and tax filing services in the U.S., as a result of lower yields on and balances of invested customer funds, reduced customer employment levels, and the sale of the Usertech training business in the third quarter of 2001. The year-to-date comparison was also adversely impacted by the effect of currency exchange rate changes on revenue in Canada and the United Kingdom. The average yields on invested customer funds for the comparative 2002 and 2001 quarters were 4.77% and 5.52%, which reduced revenue by approximately $4.0 million. The average yields for the comparative 2002 and 2001 year-to-date periods were 4.58% and 5.74%, which reduced revenue by approximately $13.3 million. Customer employment levels were down, which, along with the impact of rate reductions in July 2001 and January 2002 on federal income taxes withheld, reduced the average balance of invested funds by 1.0% in the quarterly comparison and 1.9% in the year-to-date comparison. The negative impact of the sale of Usertech exceeded the benefit from recent acquisitions by $1.3 million in the quarterly comparison and by $3.8 million in the year-to-date comparison. Notwithstanding the general economic factors, revenue from Centrefile and benefits services improved in both comparisons, due primarily to implementations of an increasing level of orders received in late 2001 and 2002. U.S. payroll and tax filing services revenue in both comparisons also benefited from implementations of the higher level of orders received over the past year, although not enough to offset the effects of reduced customer headcounts and customer losses.

Cost of revenue decreased $2.3 million in the quarterly comparison and $1.9 million in the year-to-date comparison without regard to $1.6 million and $4.1 million, respectively, of Usertech costs in 2001. The decrease was due largely to facility consolidations and staffing reductions. SG&A expense (not including goodwill amortization and Usertech expenses of $1.0 million and $2.7 million, respectively) increased by $2.9 million and $2.6 million in the quarterly and year-to-date comparisons, respectively. An increase in selling expense of $4.3 million for the quarter and $8.3 million for the year-to-date reflected a higher staffing level and increased commissions, which was offset in part by reductions in administrative expense as a result of staff reductions and reduced provisions for incentive payouts. R&D expense remained at the 2001 level in both comparisons. The year-to-date EBIT comparison was also affected by net unusual losses of $12.4 million and $3.6 million in the first quarters of 2002 and 2001, respectively, reported in other expense (income) and further described below in the section entitled “Unusual Items.”

Comdata

The general economic slowdown on the U.S. trucking market and lower diesel fuel prices limited Comdata revenue increases to $2.3 million in the quarterly comparison and $0.9 million in the year-to-date comparison. The quarterly comparison benefited from second quarter 2002 growth in customer fueling transactions and and a rebound from a dip in retail cash card sales in the first quarter of 2002. Diesel fuel prices improved compared to the first quarter of 2002 but continued to adversely affect comparisons with 2001 periods. Phone services and permitting services revenue declined by $1.2 million compared to the second quarter of 2001 and by $2.4 million in the year-to-date comparison.

Comdata’s costs and expenses, excluding goodwill amortization, decreased by $50.7 million in the quarterly comparison and $59.4 million in the year-to-date comparison, including the impact of $52.4 million of litigation costs in the second quarter of 2001 further described later in this discussion in the section entitled “Unusual Items.” Without regard to those nonrecurring items, Comdata’s costs and expenses increased by $1.7 million in the quarterly comparison and decreased by $7.0 million in the year-to-date comparison. The principal factor contributing to the quarterly increase was the higher cost of revenue associated with the increase in retail cash card revenue. The principal factors contributing to the decrease in the year-to-date comparison were a net decrease of $5.1 million in other expense (income) from first quarter 2002 and 2001 unusual losses, described in the following section entitled “Unusual Items,” and savings of $2.3 million from cost reduction efforts, primarily the termination of an outsourced transaction processing contract late in the first quarter of 2001.

Other

Other includes the unallocated amounts related to the corporate center operations of Ceridian. The reported EBIT of $4.1 million for the first half of 2002 results from a reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. The reported EBIT for the first half of 2001 relates to a $12.3 million gain from the sale of marketable securities described in the note to the consolidated financial statements entitled “Investing Activity.” Further details on unusual gains and losses appear in the following section entitled “Unusual Items.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Unusual Items

(Dollars in millions)	For Periods Ended June 30,

	2002	2001

Gain on sale of marketable securities	$—	$(13.6)
Accrued exit costs (severance, occupancy and contract terminations)	9.0	9.9
Recoveries of 2000 severance in 2001	—	(3.2)
Impairment loss due to asset write-downs	4.9	6.1
Reduction of environmental accrual	(4.1)	—
Gain on derivative securities	—	(2.6)
Litigation costs	—	53.7

Total unusual (gain) loss	$9.8	$50.3

During the first quarter of 2002, Ceridian announced a series of actions intended to consolidate certain operations in both of its business segments and recorded accrued exit costs of $9.0 million. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 million for exit costs. Of the $7.5 million accrual, $5.3 million relates to severance costs for 317 employees, including 181 terminated by June 30, 2002, and $2.2 million represents other exit costs, primarily related to lease termination costs. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 44 terminated by June 30, 2002, and other exit costs of $0.5 million, primarily related to lease termination costs.

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

The first half 2001 gain on sale of marketable securities of $13.6 million related to the sale of HotJobs common stock as described in the note to the consolidated financial statements entitled “Investing Activity.” The gain of $2.6 million on derivative securities related to the adoption on January 1, 2001 of FAS 133.

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

The second quarter of 2001 litigation costs of $53.7 million include a settlement of $49.0 million and other costs of $3.4 million related to Comdata and a provision of $1.3 million not allocated to the business segments.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)	Six Months Ended June 30,

	2002	2001	Change

Operating activities	$62.2	$36.8	$25.4
Investing activities	(61.1)	(51.7)	(9.4)
Financing activities	(3.7)	(3.2)	(0.5)
Net cash flows provided (used)	$(2.6)	$(18.1)	$15.5
Cash and equivalents at 6/30/02 and 12/31/01	$136.1	$138.7	$(2.6)

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)	Six Months Ended June 30,

	2002	2001	Change

Earnings from continuing operations	$43.1	$6.1	$37.0
Provision for deferred income taxes	(1.2)	2.8	(4.0)
Depreciation and amortization	36.0	52.0	(16.0)
Gains on marketable and derivative securities	—	(16.2)	16.2
Asset write-downs	4.9	6.1	(1.2)
Other reconciling items	(2.2)	4.2	(6.4)
From continuing operations earnings	80.6	55.0	25.6
From continuing operations working capital activities	(18.4)	(17.4)	(1.0)
Operating cash flows from continuing operations	62.2	37.6	24.6
From discontinued operations	—	(0.8)	0.8
Cash flows provided by operating activities	$62.2	$36.8	$25.4

Cash Flows

Cash Balances and Operations

Cash and equivalents decreased by $2.6 million to $136.1 million during the first half of 2002 due to the use of operating cash flows and cash balances to fund investing activities and repayment of debt. Operating cash flows increased by $25.4 million over the first half of 2001 due largely to the net impact on 2001 operating cash flows of nonrecurring litigation costs. The decrease in the amount of depreciation and amortization largely reflects the elimination from earnings of the charge for goodwill amortization effective for 2002. Working capital activities had little effect on the comparison of operating cash flows. The first half 2002 build-up of Comdata receivables was largely offset by increased current tax, trade and drafts payables. The first half 2002 use of cash from working capital activities of $18.4 million reflects a $96.6 million build-up in receivables, compared to a $19.8 million increase in receivables in the first half of 2001. This $76.8 million increase in cash used for receivables related to Comdata activities and is offset in part by an increase of $66.9 million in cash provided by Comdata drafts payable. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affect the amount of drafts payable and receivables outstanding. The last day of 2001 was a Monday, which permitted a high level of receivable and drafts clearing, while June 30, 2002 fell on a Sunday when clearing activity does not occur.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Investing

Investing cash flows in the first half of 2002 included capital expenditures of $13.7 million for property and equipment and $17.4 million for software and development costs. The respective amounts for 2001 were $20.9 million and $32.8 million. Of these 2001 expenditures, $5.0 million for purchased software and $2.4 million for equipment related to Comdata’s decision to bring its transaction processing in-house. First half 2002 investing cash flows also included the acquisition of SYLINQ for $15.5 million and HR Comply for $9.8 million. The proceeds from sales of businesses and assets in the first half of 2001 are largely from the sale of HotJobs stock. These transactions are further described in the note to the consolidated financial statements entitled “Investing Activity.”

Financing

In June 2002, Comdata entered into a $150.0 million receivables securitization facility with up to a three-year term involving certain of its trade receivables as collateral for borrowings. At June 30, 2002, $100.0 million had been drawn against this facility and used to reduce borrowings under the Company’s January 2001 revolving credit facility. For a further description of borrowing activities during the first six months of 2002 and 2001, see the note to consolidated financial statements entitled “Financing.” Proceeds from exercises of stock options and employee stock purchase plans during the first half of 2002 amounted to $31.3 million compared to $3.5 million in the comparative 2001 period as higher market prices for Ceridian stock resulted in a higher level of option exercises. Other financing activities in 2001 largely involved transactions related to the March 30, 2001 Arbitron spin-off. In connection with Arbitron spin-off, advances of $235.0 million from the January 2001 credit facility, the $225.0 million Arbitron payment and existing cash balances funded the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million U.S. revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5 million. The disposition of the net liabilities of Arbitron discontinued operations that amounted to $182.9 million at the time of the Arbitron spin-off increased the Company’s retained earnings in that amount when the Arbitron spin-off took place. This amount is subject to adjustment based on the filing of final tax returns for the entities involved in the Arbitron spin-off.

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

As of June 30, 2002, unused borrowing capacity under the securitization facility, subject to the availability of qualified Comdata receivables, and the revolving credit facility amounted to $298.0 million and the Company was in compliance with all covenants related to these facilities. Additionally, the Company’s planned expenditures for capital assets and software for 2002 have been reduced to a range of $80-$85 million. Ceridian also expects to opportunistically repurchase a modest level of its common shares in the open market during the remainder of 2002, not to exceed 12.5 million shares, under an existing authorization from the Board of Directors.

Critical Accounting Policies

Ceridian considers its critical accounting policies to be revenue recognition and recoverability of software and development costs as discussed in the section with this title in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations that appears on page 30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. No material change occurred in the periods covered by this report.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk during the three-month period ended June 30, 2002. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Ceridian’s annual meeting of stockholders was held on May 22, 2002. Of the 147,410,552 shares of Ceridian common stock entitled to vote at the meeting, 138,530,741 shares were present at the meeting in person or by proxy.

The seven people designated by Ceridian’s Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld

William J. Cadogan	123,082,497	15,448,244
Nicholas D. Chabraja	123,083,595	15,447,146
Robert H. Ewald	122,706,388	15,824,353
Ronald T. LeMay	123,077,078	15,453,663
George R. Lewis	122,700,670	15,830,071
Ronald L. Turner	123,081,018	15,449,723
Carole J. Uhrich	123,078,622	15,452,119

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2002

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.01	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.

10.02	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A.

10.03	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.

10.04	Termination of Credit Agreement and Guarantee Agreement, dated as of June 6, 2002, among Canadian Imperial Bank of Commerce, Ceridian Canada Ltd. and Ceridian Corporation.

10.05	Termination of Credit Agreement and Guarantee Agreement, dated as of April 26, 2002, among The Toronto-Dominion Bank, Ceridian Canada Ltd. and Ceridian Corporation.

10.06	Split-Dollar Agreement between Ronald L. Turner and Ceridian Corporation.

(b)	Reports on Form 8-K.

On April 16, 2002, Ceridian filed a Current Report on Form 8-K, dated April 16, 2002, containing its press release reporting first quarter 2002 earnings results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: August 14, 2002	/s/ L. D. Gross
L. D. Gross
Vice President and Corporate Controller
(Principal Accounting Officer)

     The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission and have been furnished under Item 9 of our Form 8-K filed August 14, 2002.