Form 10-Q
period 2002-09-30
CERIDIAN CORP /DE/
filed 2002-11-14
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     YES  ☒          NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES  ☒          NO ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2002, was 148,424,914.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Part I. Financial Information		Pages

Item 1.	Financial Statements
	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001	3
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	4
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6

	In the opinion of Ceridian Corporation, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of September 30, 2002, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2002 and 2001.

	The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

	The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29
Item 4.	Controls and Procedures	29

Part II Other Information
Item 6.	Exhibits and Reports on Form 8-K	30
Signature		31
Certification of Chief Executive Officer		32
Certification of Chief Financial Officer		33

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in millions, except per share data)	Ceridian Corporation and Subsidiaries

	For Periods Ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001

Revenue	$288.6	$282.6	$878.2	$886.2
Costs and Expenses
Cost of revenue	141.6	142.7	424.4	434.4
Selling, general and administrative	87.2	92.2	284.4	302.4
Research and development	15.1	14.0	44.8	45.1
Other expense (income)	9.7	(1.9)	19.4	48.2

Total costs and expenses	253.6	247.0	773.0	830.1

Earnings before interest and taxes	35.0	35.6	105.2	56.1
Interest income	0.6	2.5	1.5	6.0
Interest expense	(1.5)	(3.5)	(5.3)	(16.5)

Earnings before income taxes	34.1	34.6	101.4	45.6
Income tax provision	12.3	14.0	36.5	18.9

Earnings from continuing operations	21.8	20.6	64.9	26.7
Discontinued operations	—	—	—	5.2

Net earnings	$21.8	$20.6	$64.9	$31.9

Basic earnings per share
Continuing operations	$0.15	$0.14	$0.44	$0.18
Net earnings	$0.15	$0.14	$0.44	$0.22
Diluted earnings per share
Continuing operations	$0.15	$0.14	$0.43	$0.18
Net earnings	$0.15	$0.14	$0.43	$0.22
Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,526	146,149	147,882	145,966
Dilutive securities	1,407	3,207	3,496	2,460

Weighted average shares (diluted)	149,933	149,356	151,378	148,426

Antidilutive shares excluded (in 000’s)	10,766	5,698	4,400	5,427

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in millions)	Ceridian Corporation and Subsidiaries

	September 30,	December 31,
	2002	2001

Assets
Cash and equivalents	$144.6	$138.7
Short-term investments	27.0	22.0
Trade receivables, less allowance of $21.9 and $16.2	427.5	376.4
Other receivables	29.7	21.8
Current portion of deferred income taxes	26.0	31.7
Other current assets	31.1	25.0

Total current assets	685.9	615.6
Property, plant and equipment, net	150.3	159.3
Goodwill, net	882.1	859.6
Other intangible assets, net	109.6	116.2
Software and development costs, net	107.9	92.9
Prepaid pension cost	14.5	10.7
Deferred income taxes, less current portion	0.1	4.3
Investments-cost basis	22.7	26.9
Derivative securities	70.4	24.3
Other noncurrent assets	7.5	0.8

Total assets before payroll and tax filing funds	2,051.0	1,910.6
Payroll and tax filing funds	1,853.1	2,126.4

Total assets	$3,904.1	$4,037.0

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$2.4	$1.5
Accounts payable	35.6	31.2
Drafts and customer funds payable	217.0	160.1
Customer advances	12.8	11.8
Deferred income	32.4	35.9
Accrued taxes	61.9	66.2
Employee compensation and benefits	46.6	64.0
Other accrued expenses	43.3	46.3

Total current liabilities	452.0	417.0
Long-term obligations, less current portion	191.5	236.4
Deferred income taxes	47.6	24.8
Employee benefit plans	136.0	140.1
Other noncurrent liabilities	36.9	31.2

Total liabilities before payroll and tax filing obligations	864.0	849.5
Payroll and tax filing obligations	1,853.1	2,126.4

Total liabilities	2,717.1	2.975.9
Stockholders’ equity	1,187.0	1,061.1

Total liabilities and stockholders’ equity	$3,904.1	$4,037.0

See notes to consolidated financial statements.

FORM 10-Q CONSOLIDATED STATEMENTS OF CASH FLOWS	Ceridian Corporation and Subsidiaries

(Unaudited)	For Periods Ended September 30,
(Dollars in millions)	Nine Months

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$64.9	$31.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	—	(5.2)
Deferred income tax provision	5.1	4.8
Depreciation and amortization	55.2	78.5
Gains on marketable and derivative securities	—	(18.2)
Asset write-downs	4.9	6.1
Reduction of environmental accrual	(4.1)	—
Contribution to supplemental retirement plan trust	(3.3)	—
Provision for doubtful accounts	13.4	11.9
Other	(5.0)	(3.5)
Decrease (Increase) in trade and other receivables	(72.8)	(27.3)
Increase (Decrease) in accounts payable	3.1	1.6
Increase (Decrease) in drafts and customer funds payable	56.9	26.3
Increase (Decrease) in employee compensation and benefits	(18.0)	(14.3)
Increase (Decrease) in accrued taxes	7.0	0.6
Increase (Decrease) in other current assets and liabilities	(7.6)	(15.5)
Cash used by operating activities of discontinued operations	—	(0.8)

Net cash provided by operating activities	99.7	76.9

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(22.0)	(31.4)
Expended for software and development costs	(27.0)	(41.0)
Expended for investments in and advances to businesses, less cash acquired	(26.8)	(12.1)
Expended for short term investments	(5.0)	—
Proceeds from sales of businesses and assets	0.4	17.9
Cash used for investing activities of discontinued operations	—	(1.2)

Net cash provided by (used for) investing activities	(80.4)	(67.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(44.2)	189.9
Repayment of other debt	(0.1)	(456.6)
Repurchase of common stock	(2.7)	—
Exercise of stock options and other	33.6	6.2
Cash provided by financing activities of discontinued operations	—	225.0

Net cash provided by (used for) financing activities	(13.4)	(35.5)

NET CASH PROVIDED (USED)	5.9	(26.4)
Cash and equivalents at beginning of period	138.7	118.5

Cash and equivalents at end of period	$144.6	$92.1

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2002	2001

Common Stock
Par value — $.01
Shares authorized — 500,000,000
Shares issued — 148,657,541 and 146,487,624	$1.5	$1.5
Shares outstanding — 148,612,690 and 146,484,962
Additional paid-in capital	906.4	870.1
Retained earnings	378.6	319.4
Treasury stock, at cost (44,851 and 2,662 common shares)	(0.6)	—
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	44.1	14.1
Unrealized gain on marketable securities	(0.7)	(0.3)
Cumulative translation adjustment	(8.9)	(10.3)
Pension liability adjustment	(133.4)	(133.4)

Total stockholders’ equity	$1,187.0	$1,061.1

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001

Net earnings	$21.8	$20.6	$64.9	$31.9

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	2.1	1.9	1.4	0.3
Change in unrealized gain from derivative securities	40.4	22.5	65.8	29.5
Change in unrealized gain from marketable securities	(0.1)	(0.6)	(0.6)	(3.1)
Change in pension liability	—	—	—	(0.1)
Less unrealized gain previously reported on derivative and marketable securities settled or sold in this period	(6.7)	(5.8)	(19.7)	(20.5)

Total other comprehensive income before income taxes	35.7	18.0	46.9	6.1
Income tax effect	(11.8)	(5.6)	(15.9)	(2.0)

Total other comprehensive income after income taxes	23.9	12.4	31.0	4.1

Comprehensive income	$45.7	$33.0	$95.9	$36.0

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

In June 2002, our subsidiary, Comdata Network, Inc., entered into a $150.0 receivables securitization facility with up to a three-year term involving certain of its trade receivables (which this report refers to as the “Receivables”). The securitization facility is subject to financial covenants similar to those included in our $350.0 revolving credit facility and consists of two steps:

•	In the first step, Comdata Funding Corporation (which this report refers to as “CFC”), a bankruptcy-remote special purpose subsidiary of Comdata, buys and accepts capital contributions of the Receivables in transactions intended to constitute true sales or other outright conveyances.

•	In the second step, CFC “sells” undivided interests in those Receivables to a third-party multi-seller commercial paper conduit (which this report refers to as the “Conduit”) or its liquidity banks (together with the Conduit, which this report refers to as the “Purchasers”) in transactions reported as secured loans.

Although title to the Receivables passes to CFC under the first step of the facility and the Receivables are no longer available to satisfy claims of Comdata’s creditors, Comdata has agreed to act as the servicing agent for the Receivables acquired by CFC in exchange for a servicing fee of 1% per annum on the average outstanding balance of the Receivables. We have guaranteed Comdata’s performance as both originator of and servicing agent for the Receivables.

CFC may increase or decrease its use of the securitization facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 1.80% at September 30, 2002), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.125% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.25% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

The invested amount outstanding under the securitization facility increased from $100.0 to $150.0 during third quarter 2002, and the aggregate amount of Receivables encumbered by the Purchasers at September 30, 2002 was $183.7. The invested amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet, even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

FINANCING (Continued)

The amount outstanding under our $350.0 revolving credit facility declined from $235.0 at the beginning of 2002 to $40.0 at September 30, 2002 with payments of $15.0 in first quarter, $120.0 in second quarter and $60.0 million in third quarter. The amount outstanding under the Centrefile overdraft facility amounted to $2.4 at September 30, 2002 and $1.4 at December 31, 2001. In addition, at September 30, 2002, letters of credit totaling $2.0 remained outstanding under the $350.0 revolving credit facility. Other debt outstanding at September 30, 2002 and December 31, 2001 amounted to $1.5. As of September 30, 2002, unused borrowing capacity under the $350.0 revolving credit facility amounted to $308.0, of which we have designated $150.0 as backup to the Receivables securitization facility. We were also in compliance with all covenants related to these facilities.

REVERSE SPIN-OFF TRANSACTION

The net liabilities of Arbitron at the time of the Arbitron spin-off were $182.9, which increased our retained earnings by that amount when the spin-off took place. Income tax returns filed during third quarter 2002 for 2001 for these parties resulted in an additional $5.7 net transfer of deferred tax asset to Arbitron Inc. Therefore, we have reduced our retained earnings by this amount. A further description of the spin-off and related tax matters is provided in Notes A, B and C to the consolidated financial statements in the 2001 Ceridian Corporation Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

ACCOUNTING CHANGES AND CHANGE IN PRESENTATION

Accounting for Goodwill

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (FAS 141 and 142) became effective for us. As a result and from that date forward, goodwill will no longer be amortized against earnings and goodwill balances will be subject to impairment review on at least an annual basis. Furthermore, classes of intangible assets were further defined under these rules, which caused us to transfer the $1.3 unamortized balance of an intangible asset, representing the estimated value of an assembled workforce, to goodwill as of January 1, 2002. Certain minor amounts were reclassified between classes of intangibles under the new rules. The pro forma effect of cessation of goodwill amortization and reclassification of intangibles would have increased earnings from continuing operations for third quarter 2001 by $7.5, or 5¢ per diluted common share, the first nine months of 2001 by $22.8, or 15¢ per diluted common share, and for the year 2001 by $30.3, or 20¢ per diluted common share.

Compliant with the transitional requirements of the new accounting rules, we, assisted by an independent business valuation firm, completed our assessment in June 2002 and determined that there was no impairment of our goodwill as of January 1, 2002, the measurement date prescribed by these rules. The operating units identified for this assessment included our U.S.-based HRS operations, our HRS subsidiary in Canada, the HRS operations of Centrefile in the UK, and Comdata. Furthermore, after consideration of the factors prescribed in these rules that might indicate a risk of impairment, we, through our own self assessment, found no indication of goodwill impairment at September 30, 2002.

Change in Presentation of Freight Billings

During the second quarter of 2002, we made a change in our accounting for customer freight billings to ensure consistent treatment throughout the company. Prior to the second quarter of 2002, certain freight billings, primarily in Canada, had been netted against the corresponding freight charges in cost of revenue. Effective for the second quarter 2002, all freight billings are now included in revenue and all freight charges are included in cost of revenue, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Amounts for prior periods have been reclassified to conform to the current presentation. The effect of this change on each quarter of 2001 and the first quarter of 2002 was an increase to both revenue and cost of revenue of approximately $2.0.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

DERIVATIVE SECURITIES

During the reported periods we maintained interest rate collars and swaps to hedge interest rate risk in our client funds and corporate cash portfolios. These derivative securities provide that if one month LIBOR is below a floor, the counterparty makes a payment to us. Likewise, if one month LIBOR is above a cap, we make a payment to the counterparty. These payments increase or decrease investment income from customer funds and are included in HRS revenue. Counterparties are all commercial banks with debt ratings of A or better. The maximum length of any derivative security is approximately 5.2 years.

The fair market value of the derivative securities is reported in the non-current asset section of the balance sheet. The fair market value increased from $24.3 at December 31, 2001 to $70.4 at September 30, 2002. This increase in value was primarily due to a decline in forward interest rates net of collections of cash payments from counterparties of $19.7 during the first nine months of 2002. Based upon future expected interest rates as determined from LIBOR futures prices in effect at the close of business on September 30, 2002, we expect to collect an additional $27.0 during the next 12 months.

At September 30, 2002, the net unrealized gain related to these securities amounted to $44.1, after reduction for deferred income taxes of $23.7, and is reported in other comprehensive income. This compares to an unrealized gain of $14.1, after reduction for deferred income taxes of $7.6, at December 31, 2001.

OTHER EXPENSE (INCOME)

	For Periods Ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001

Accrued exit costs (net of recoveries in 2001)	$—	$—	$9.0	$6.7
Asset write-downs	—	—	4.9	6.1
Reduction of environmental accrual	—	—	(4.1)	—
Foreign currency translation expense (income)	—	—	(0.1)	0.1
Litigation costs	—	—	—	53.7
Gain on sale of marketable securities	—	(2.0)	—	(15.6)
Gain on derivative securities	—	—	—	(2.6)
Loss (gain) on sale of assets	—	0.1	—	(0.2)
Factoring receivables loss	9.8	—	9.8	—
Other expense (income)	(0.1)	—	(0.1)	—

Total	$9.7	$(1.9)	$19.4	$48.2

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME) (Continued)

Unusual Losses (Gains)

During third quarter 2002, we found that the debtors related to certain receivables in our Comdata factoring business could not be verified and recorded a loss of $9.8, including $0.3 of investigative costs incurred to date. Due to the unusual and non-recurring nature of the loss, we have reported the loss as other expense (income).

During first quarter 2002, we announced a series of actions intended to consolidate certain operations in both of our business segments and recorded accrued exit costs of $9.0. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 for exit costs. Of the $7.5 accrual, $5.3 relates to severance costs for 317 employees, including 272 terminated by September 30, 2002, and $2.2 represents other exit costs, primarily related to lease termination costs. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 for 76 employees, including 67 terminated by September 30, 2002, and other exit costs of $0.5, primarily related to lease termination costs. At September 30, 2002, the remaining liability for these charges amounted to $1.3 for severance and $1.3 for other costs.

We also recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate Software Group, Inc. (which this report refers to as “Ultimate”). Also during first quarter 2002, a periodic reassessment of our environmental obligations revealed a reduced requirement for certain of these obligations that were previously established; and, as a result, $4.1 was credited to other expense (income) and removed from other noncurrent liabilities.

During second quarter 2001, we incurred litigation costs of $53.7 of which $52.4 related to the Comdata Flying J litigation. Also during the first nine months of 2001, we recognized gains of $2.6 on derivative securities and $15.6 from the sale of our holdings of HotJobs.com, Ltd. (which this report refers to as “Hot Jobs”). In addition, during first quarter 2001, we accrued exit costs of $9.9, less recoveries of $3.2 from first quarter 2000 charges, and asset write-downs of $6.1. These accrued exit costs were paid in full by December 31, 2001.

Accrued exit costs from 2000 amounted to $0.5 at September 30, 2002.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY

At September 30, 2002 and December 31, 2001, short-term investments included U.S. government agency notes at amortized cost (which approximates fair value) and money market securities that represent funds set aside to support liabilities for deposits from benefits services customers.

At September 30, 2002 and December 31, 2001, investments — cost basis included investments that represent a less than 20% equity interest in affiliated companies, notably U.S.I. Holdings Corporation, acquired in December 2001 for $15.0, SASH Management, L.L.C. d/b/a Gift Check Solutions, acquired in April 2002, for $0.6 and Anglebar Solutions Inc. (which this report refers to as “Anglebar”) acquired in August 2002 for $1.5. At December 31, 2001, this amount also included $5.0 of the initial $10.0 payment to Ultimate related to the acceptance of the software, which was reclassified to software and development cost in February 2002 when acceptance occurred. Also at that time, we advanced $6.0 as a prepayment toward minimum monthly license fees for use of the software in 2003 and recorded this amount in other current assets.

During the first nine months of 2002, net investing cash outflows included $15.6 for the March acquisition of the outstanding stock of SYLINQ Corporation (which this report refers to as “SYLINQ”), a national employee benefits administration outsourcer specializing in automated enrollment and eligibility management. The acquisition resulted in the recording of $15.8 of goodwill and other intangible assets, subject to further evaluation of the intangible assets acquired. SYLINQ’s revenue for its most recent fiscal year was $3.3. During second quarter 2002, there were net investing cash outflows of $0.6 for a 19.9% interest in SASH Management, L.L.C. d/b/a Gift Check Solutions. We also paid $8.9 for certain assets and assumed liabilities of $1.0 of HR Comply, a provider of online human resource and payroll employment compliance services. The acquisition of HR Comply brought $9.9 of goodwill and other intangibles to the balance sheet. HR Comply’s revenue for its previous fiscal year was $6.2. During the third quarter of 2002, there were net investing cash outflows of $1.7 of which $0.2 was for a customer list and $1.5 for 15% of the outstanding shares of Anglebar, a HRIS, payroll and benefits services company.

During third quarter 2002, we repurchased 193,000 shares of our common stock on the open market for $2.7 at an average price, including commissions, of $14.02 per share.

During first quarter 2001, we sold 1,020,000 shares of HotJobs common stock for proceeds and a gain of $12.3, which was included in other expense (income). During second quarter 2001, we sold an additional 400,564 shares of HotJobs common stock for proceeds of $1.3 also included in other expense (income). We sold the final 159,459 shares of HotJobs common stock in July 2001 for proceeds of $2.0.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS

Payroll and Tax Filing Funds

Payroll and tax filing funds and the offsetting obligations amounted to $1,853.1 at September 30, 2002 and $2,126.4 at December 31, 2001. This amount varies significantly during the year and averaged $1,908.9 and $1,944.1, respectively, for the nine-month periods ended September 30, 2002 and 2001. The following tables provide information on cost and market price for various classifications of fund investments and amounts by maturity date.

Investments of Payroll and Tax Filing Client Funds

	September 30, 2002		December 31, 2001
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$1,048.3	$1,048.3	$1,491.0	$1,491.0
Held-to-maturity investments:
U.S. government and agency securities	186.6	195.8	100.1	103.5
Canadian and provincial government securities	124.1	130.3	87.3	90.2
Corporate debt securities	198.5	203.9	166.2	170.4
Asset-backed securities	211.6	222.0	184.1	194.3
Mortgage-backed and other securities	84.0	86.5	97.7	101.0

Total held-to-maturity investments	804.8	838.5	635.4	659.4

Payroll and tax filing funds	$1,853.1	$1,886.8	$2,126.4	$2,150.4

Investments of Payroll and Tax Filing Funds by Maturity Date

	September 30, 2002
	Cost	Market

Due in one year or less	$1,177.9	$1,182.9
Due in one to three years	270.2	281.9
Due in three to five years	405.0	422.0

Total	$1,853.1	$1,886.8

Benefits Services Funds

In connection with our HRS benefits services operations, we receive funds on behalf of our customers for remittance to employees, insurance providers and others. These funds are not held in trust. At September 30, 2002, the amount of customer funds held for this purpose was $60.6 of which $33.6 was included in cash and equivalents and $27.0 in short-term investments. At December 31, 2001, the amount of customer funds held for this purpose was $44.5 of which $22.5 was included in cash and equivalents and $22.0 in short-term investments. The liability related to these funds is equal to the asset amount and is reported in “Drafts and customer funds payable” in our balance sheet. Investment income earned on these funds constitutes fees under agreements with customers and is included in revenue.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	September 30,	December 31,
	2002	2001

Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	273.5	264.2
Buildings and improvements	89.8	84.2

	375.7	360.8
Accumulated depreciation	(225.4)	(201.5)

Property, plant and equipment, net	$150.3	$159.3

Goodwill, net	$882.1	$859.6

Other Intangible Assets
Customer lists	$42.5	$40.6
Trademarks	72.5	71.2
Technology	47.0	43.4
Non-compete agreements	10.0	9.7
Assembled workforce	—	2.3

Total other intangible assets	172.0	167.2
Accumulated amortization	(62.4)	(51.0)

Other intangible assets, net	$109.6	$116.2

Software and Development Costs
Purchased software	$60.3	$51.9
Other software development cost	103.6	85.6

	163.9	137.5
Accumulated amortization	(56.0)	(44.6)

Software and development costs, net	$107.9	$92.9

	For Periods Ended September 30,
Depreciation and Amortization	Nine Months

	2002	2001

Depreciation and amortization of property, plant and equipment	$32.0	$31.8
Amortization of goodwill	—	26.4
Amortization of other intangible assets	11.4	11.4
Amortization of software and development costs	11.8	8.9

Total	$55.2	$78.5

Amortization for other intangible assets held at September 30, 2002 is estimated to be $15.6 for 2002, $14.2 for 2003, $13.6 for 2004, $11.5 for 2005 and $10.3 for 2006.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA	For Periods Ended
	September 30,
	Nine Months

	2002	2001

HRS
Revenue	$648.2	$654.0
EBIT before unusual losses and gains and goodwill amortization	$49.4	$59.7
Unusual (losses) gains	(12.4)	(3.6)
Goodwill amortization	—	(19.7)

EBIT	$37.0	$36.4
Total assets at September 30, 2002 and December 31, 2001 before payroll and tax filing funds	$1,410.4	$1,302.7
Payroll and tax filing funds	1,853.1	2,126.4

Total assets at September 30, 2002 and December 31, 2001	$3,263.5	$3,429.1
Comdata
Revenue	$230.0	$232.2
EBIT before unusual losses and gains and goodwill amortization	$75.4	$71.2
Unusual (losses) gains	(11.3)	(59.0)
Goodwill amortization	—	(6.7)

EBIT	$64.1	$5.5
Total assets at September 30, 2002 and December 31, 2001	$581.9	$520.1
Other
Revenue	$—	$—
EBIT before unusual losses and gains	$—	$(0.1)
Unusual (losses) gains	4.1	14.3

EBIT	$4.1	$14.2
Total assets at September 30, 2002 and December 31, 2001	$58.7	$87.8
Total Ceridian
Revenue	$878.2	$886.2
EBIT before unusual losses and gains and goodwill amortization	$124.8	$130.8
Unusual (losses) gains	(19.6)	(48.3)
Goodwill amortization	—	(26.4)

EBIT	$105.2	$56.1
Total assets at September 30, 2002 and December 31, 2001 before payroll and tax filing funds	$2,051.0	$1,910.6
Payroll and tax filing funds	1,853.1	2,126.4

Total assets at September 30, 2002 and December 31, 2001	$3,904.1	$4,037.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. We have identified and discussed a number of these factors in Exhibit 99.01 to this report, including the following:

• Our ability to attract and retain customers

• The effect of changes in governmental regulations relating to employee benefits, funds transfer and other matters

• Success in introducing and selling new products and services

• Economic factors such as trade, monetary and fiscal policies and political and economic conditions

• Risks associated with litigation and similar matters

• Problems effecting system upgrades and conversions

• Ability to adapt to changing technology

• Acquisition risks

• Competitive conditions

• Risks associated with the Arbitron reverse spin-off

• International operations risks

• Success of implementation of plans to improve performance of U.S. payroll business and integrate our human resource businesses

• Liability as a portability administrator

• Comdata’s relationships with key vendors and suppliers

We are not obligated to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

RESULTS OF OPERATIONS

Consolidated Results — Overview

Our net earnings for the third quarter of 2002 amounted to $21.8 million, or 15¢ per diluted share, compared to net earnings of $20.6 million, or 14¢ per diluted share, in the same quarter of 2001. Our revenue for the third quarter of 2002 amounted to $288.6 million compared to $282.6 million in the same quarter of 2001. A new accounting rule for goodwill changed the way we determined net earnings or loss in 2002 compared to 2001. Beginning in January 2002, the new rule ended the

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

practice of recording an expense for the amortization of goodwill resulting from purchase acquisitions. A reduction in the carrying value of goodwill will now be reported as an asset write-down based on periodic testing. If this rule change would have taken place at the beginning of 2001, our net earnings for the third quarter of 2001 would have increased by $7.5 million, or 5¢ per diluted share, to $28.1 million, or 19¢ per diluted share. You can read more about the goodwill accounting change in our financial statement note entitled “Accounting Changes and Change in Presentation.”

Our net earnings for the first nine months of 2002 amounted to $64.9 million, or 43¢ per diluted share, compared to net earnings of $31.9 million, or 22¢ per diluted share, in the same period of 2001. Our net earnings for the first nine months of 2001 included $5.2 million, or 4¢ per diluted share, from the discontinued operations of Arbitron prior to its establishment as a separate publicly-owned corporation on March 30, 2001. Therefore, our earnings from continuing operations for the first nine months of 2001 amounted to $26.7 million, or 18¢ per diluted share. If applied to the first nine months of 2001, the effect of the new goodwill accounting rule would have increased our net earnings and earnings from continuing operations by $22.8 million, or 15¢ per diluted share. Then, comparative earnings from continuing operations for the first nine months of 2001 would have become $49.5 million, or 33¢ per diluted share. Our revenue for the first nine months of 2002 amounted to $878.2 million compared to $886.2 million in the same period of 2001.

Both the quarterly and year-to-date comparisons reflect unusual or nonrecurring gains or losses, notably litigation charges in the second quarter of 2001, restructuring and asset write-down charges in the first quarters of 2001 and 2002, a receivables loss in our factoring business in the third quarter of 2002, and gains from stock sales in the first nine months of 2001. You can find further information about about these matters later in this discussion under the heading “Unusual Items.”

In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development costs

•	“EBIT” represents earnings before interest and taxes

•	“HRS” relates to our human resource solutions division and subsidiaries

•	“Comdata” relates to the consolidated results of our transportation and gift card subsidiary, Comdata Network, Inc., and its subsidiaries

•	“Other” relates to the results of our corporate center operations that were not allocated to these two business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

We have also eliminated goodwill amortization from 2001 SG&A amounts in the following tables and discussion of results of operations in order to provide a better comparison with 2002 amounts that no longer include goodwill amortization.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

Statements of Operations Third Quarter Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue	$288.6	$282.6	6.0	2.1	100.0	100.0
Cost of revenue	141.6	142.7	(1.1)	(0.8)	49.1	50.5
SG&A expense*	87.2	83.5	3.7	4.3	30.2	29.5
R&D expense	15.1	14.0	1.1	8.7	5.3	4.9
Other expense (income)	9.7	(1.9)	11.6	NM	3.4	(0.7)
Total costs and expenses*	253.6	238.3	15.3	6.4	87.9	84.3
EBIT	35.0	44.3	(9.3)	(21.1)	12.1	15.7
Interest income	0.6	2.5	(1.9)	(75.2)	0.2	0.9
Interest expense	(1.5)	(3.5)	2.0	(58.4)	(0.5)	(1.3)
Earnings before income taxes*	34.1	43.3	(9.2)	(21.2)	11.8	15.3
Income taxes	12.3	15.2	(2.9)	(19.3)	4.3	5.4
Earnings from continuing operations*	$21.8	$28.1	(6.3)	(22.1)	7.6	9.9
Diluted EPS from continuing operations*	$0.15	$0.19	(0.04)	(21.1)
Earnings from continuing operations as reported	$21.8	$20.6	1.2	6.2	7.6	7.3
Diluted EPS from continuing operations as reported	$0.15	$0.14	0.01	7.1

(*) The elimination of goodwill amortization from 2001 amounts, in order to compare with the required treatment for 2002, reduced SG&A expense by $8.7 million and income taxes by $1.2 million and increased earnings from continuing operations by $7.5 million and diluted earnings per share by 5¢.

Statements of Operations Year-To-Date September 30 Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue	$878.2	$886.2	(8.0)	(0.9)	100.0	100.0
Cost of revenue	424.4	434.4	(10.0)	(2.3)	48.3	49.0
SG&A expense*	284.4	276.0	8.4	3.0	32.4	31.1
R&D expense	44.8	45.1	(0.3)	(0.5)	5.1	5.1
Other expense (income)	19.4	48.2	(28.8)	(59.7)	2.2	5.4
Total costs and expenses*	773.0	803.7	(30.7)	(3.8)	88.0	90.7
EBIT	105.2	82.5	22.7	27.5	12.0	9.3
Interest income	1.5	6.0	(4.5)	(75.1)	0.2	0.7
Interest expense	(5.3)	(16.5)	11.2	(68.1)	(0.6)	(1.9)
Earnings before income taxes*	101.4	72.0	29.4	40.9	11.6	8.1
Income taxes	36.5	22.5	14.0	62.4	4.2	2.5
Earnings from continuing operations*	$64.9	$49.5	15.4	31.1	7.4	5.6
Diluted EPS from continuing operations*	$0.43	$0.33	0.10	30.3
Earnings from continuing operations as reported	$64.9	$26.7	38.2	142.6	7.4	3.0
Diluted EPS from continuing operations as reported	$0.43	$0.18	0.25	138.9

(*) The elimination of goodwill amortization from 2001 amounts, in order to compare with the required treatment for 2002, reduced SG&A expense by $26.4 million and income taxes by $3.6 million and increased earnings from continuing operations by $22.8 million and earnings per diluted share by 15¢.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

Our consolidated revenue increased by $6.0 million in the quarterly comparison and declined by $8.0 million in the year-to-date comparison, due primarily to the following factors:

•	Lower employment levels of our HRS customers

•	The impact of lower interest rates on our investments of HRS customer funds

•	Variability in Comdata retail card and fueling equipment sales

•	Higher level of payroll and tax filing installations

•	Acquisitions and dispositions of businesses in HRS

Further details are provided in the following section entitled “Business Segment Results.”

Our total costs and expenses (without goodwill amortization) increased by $15.3 million in the quarterly comparison and decreased by $30.7 million in the year-to-date comparison. The quarterly comparison reflects a $9.8 million loss in the current quarter related to certain receivables in Comdata’s factoring business as further discussed in the section entitled “Unusual Items” appearing later in this discussion. The year-to-date comparison reflects a nonrecurring charge of $52.4 million for Comdata litigation costs in the second quarter of 2001. HRS costs and expenses increased by $8.1 million in the quarterly comparison and by $13.3 million for the year-to-date comparison. Comdata’s costs and expenses, other than the factoring receivables loss and the litigation charge, decreased by $4.5 million in the quarterly comparison and $11.5 million for the year-to-date comparison. Further details are provided in the following section entitled “Business Segment Results.”

Our interest income decreased by $1.9 million for the quarterly comparison due to lower rates and interest income on a state tax refund received in the third quarter of 2001. The year-to-date decrease of $4.5 million also reflected interest income from an accumulation of cash in the first quarter of 2001 in preparation for the Arbitron spin-off.

Our interest expense declined by $2.0 million in the quarterly comparison as a result of lower interest rates and a lower level of outstanding debt. Our average effective interest rate on our borrowings declined from 5.03% in the third quarter of 2001 to 2.82% in the third quarter of 2002, and our average outstanding debt in those periods declined from $278.5 million to $201.4 million. In addition to these factors, the decrease in interest expense of $11.2 million in the year-to-date comparison also reflects the effect of the refinancing involved in the Arbitron spin-off. We described this transaction in detail in our 2001 annual report on Form 10-K and recount it later in this discussion under the heading “Financing.”

The decreases from our reported effective tax rate of 40.5% for the third quarter of 2001 to 36.0% for the third quarter of 2002 and from 41.4% to 36.0% for the respective year-to-date periods were largely due to the elimination of goodwill amortization in 2002. Much of the goodwill amortization was not tax deductible.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

Business Segment Results

Segment Third Quarter Comparisons	(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue
HRS	$213.2	$204.1	9.1	4.4	73.9	72.2
Comdata	75.4	78.5	(3.1)	(4.0)	26.1	27.8
Total	$288.6	$282.6	6.0	2.1	100.0	100.0
EBIT*
HRS	$16.0	$15.0	1.0	6.6	7.5	7.4
Comdata	19.0	27.4	(8.4)	(30.7)	25.2	34.9
Other	0.0	1.9	(1.9)	NM	NM	NM
Total	$35.0	$44.3	(9.3)	(21.1)	12.1	15.7

Segment Year-To-Date September 30 Comparisons	(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue
HRS	$648.2	$654.0	(5.8)	(0.9)	73.8	73.8
Comdata	230.0	232.2	(2.2)	(1.0)	26.2	26.2
Total	$878.2	$886.2	(8.0)	(0.9)	100.0	100.0
EBIT*
HRS	$37.0	$56.1	(19.1)	(34.2)	5.7	8.6
Comdata	64.1	12.2	51.9	NM	27.9	5.2
Other	4.1	14.2	(10.1)	(71.0)	NM	NM
Total	$105.2	$82.5	22.7	27.5	12.0	9.3

(*) The elimination of goodwill amortization from 2001 costs and expenses in this presentation, in order to compare with the required treatment for 2002, increased quarter and year-to-date EBIT, respectively, by $6.5 million and $19.7 million for HRS and by $2.2 million and $6.7 million for Comdata for a total of $8.7 million and $26.4 million.

HRS

Revenue for our HRS business increased by $9.1 million in the quarterly comparison and decreased by $5.8 million for the year-to-date comparison. Both comparisons reflected increased revenues in benefits services and LifeWorks in the U.S. and at Centrefile in the United Kingdom. Revenue from our payroll and tax filing services in the U.S. improved significantly in the current quarter with the benefit of a higher level of installations and the addition of SYLINQ and HR Comply. The following factors adversely affected revenue in both comparisons:

•	Lower yields on invested customer funds

•	Reduced customer employment levels

•	The sale of the Usertech training business in the third quarter of 2001

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

The average yields on invested customer funds for the comparative 2002 and 2001 quarters were 5.12% and 5.34%, which reduced our revenue by $0.3 million. The average yields for the comparative 2002 and 2001 year-to-date periods were 4.75% and 5.63%, which reduced our revenue by $13.6 million.

The average balance of our invested customer funds increased by 2.8% in the quarterly comparison as balances for Canadian customers grew while balances for U.S. customers remained at the prior year level. This growth benefited from the higher level of payroll and tax filing installations in the third quarter of 2002. On a year-to-date basis, the average balance declined by 0.7% with little difference between U.S. and Canadian changes. Reductions in customer employment levels, along with the impact of rate reductions in July 2001 and January 2002 on U.S. income taxes withheld, were the most significant factors reducing average balance, and most of that effect took place in early 2002.

The net impact on revenue of the 2001 sale of Usertech and recent acquisitions of SYLINQ and HR Comply provided a benefit of $1.8 million in the quarterly comparison and a reduction of $1.4 million in the year-to-date comparison.

Notwithstanding general economic factors, revenue from our benefits services, LifeWorks and Centrefile HRS operations improved in both comparisons, due primarily to implementations of the higher level of orders received in late 2001 and 2002. Revenue from our Canadian payroll and tax operations remained flat with the prior year periods. U.S. payroll and tax filing services revenue in both comparisons also benefited from implementations of the higher level of orders received over the past year, although not enough to offset the year-to-date effect of reduced customer headcounts and customer losses.

Cost of revenue for our HRS business increased by $1.0 million in the quarterly comparison and decreased by $5.0 million in the year-to-date comparison. The 2001 sale of Usertech decreased cost of revenue by $1.3 million in the quarterly comparison and $5.4 million in the year-to-date comparison. The remaining increases in these costs amounted to $2.3 million in the quarterly comparison and $0.4 million in the year-to-date comparison. Cost increases in both comparisons largely related to the increase in revenue and the consolidation of certain benefits services operations. Early in 2002, we closed facilities in California and Virginia and transferred their retirement planning services activities into other benefits services operations. In connection with this consolidation, we incurred transitional and additional systems costs of approximately $1.1 million in the third quarter of 2002 that were included in cost of revenue. Cost reductions in both comparisons reflected staff reductions in payroll and tax filing and LifeWorks and approximately $1.0 million of incremental 2001 costs at LifeWorks related to the September 11 event.

SG&A expense (not including goodwill amortization and Usertech 2001 expenses of $0.6 million and $3.3 million) for our HRS business increased by $6.1 million in the quarterly and $11.5 million in the year-to-date comparisons. Increases in selling expense of $2.4 million for the quarterly and $10.6 million for the year-to-date comparisons reflected a higher staffing level and increased

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

commissions. Other increases in general and administrative expenses in the quarterly comparison reflected our acquisition of SYLINQ and HR Comply and increased costs at Centrefile. Both comparisons benefited from reductions in administrative expense as a result of staff reductions and reduced provisions for incentive payouts.

R&D expense for our HRS business increased by $1.6 million in the quarterly comparison due primarily to a higher level of technical effort expended on capitalized projects in the 2001 quarter. Otherwise, the year-to-date comparison changed little from the prior year period. The year-to-date EBIT comparison was also affected by net unusual losses of $12.4 million and $3.6 million in the first quarters of 2002 and 2001, reported in other expense (income) and further described below in the section entitled “Unusual Items.”

Comdata

Comdata revenue decreased by $3.1 million in the quarterly comparison and $2.2 million in the year-to-date comparison as general economic conditions continued to have a significant effect on revenue performance. Transaction volume rose over the prior year quarter but at about one-third of the rate of increase in the second quarter comparison. Revenue from retail card and payment services transaction processing increased by $1.2 million in the quarterly comparison and $3.2 million in the year-to-date comparison. Retail card sales revenue declined by $2.9 million in the quarterly comparison, including $0.8 million for a negotiated settlement of a pricing dispute with a major customer. The year-to-date retail card sales comparison showed a decline of $4.0 million. We believe that the lower volume of card sales in the current quarter reflected cancellation or postponement of holiday promotions and restraint on card inventory build-up. Fueling equipment sales revenue decreased by $1.8 million in the quarterly comparison as customers limited their capital spending. Business fleet revenue grew by $0.9 million in the quarterly comparison and $1.3 million for the year-to-date as major local fueling customers increased their utilization of Comdata products and services during the current quarter. Phone services and permitting services revenue declined by $1.2 million compared to the third quarter of 2001 and by $3.6 million in the year-to-date comparison. Diesel fuel prices rose during the current quarter but remain below 2001 levels, with minimal effect on the quarterly comparison and a negative effect on the year-to-date comparison of $3.8 million.

Comdata’s costs and expenses, excluding goodwill amortization, increased by $5.3 million in the quarterly comparison and decreased by $54.1 million in the year-to-date comparison. These changes included a $9.8 million factoring receivables loss in the third quarter of 2002 and $52.4 million of litigation costs in the second quarter of 2001. We further described the factoring receivables loss and litigation costs later in this discussion in the section entitled “Unusual Items.” Without regard to those nonrecurring items, Comdata’s costs and expenses decreased by $4.5 million in the quarterly comparison and $11.5 million in the year-to-date comparison. The principal factor contributing to the quarterly decrease was the lower cost of revenue associated with lower retail cash card sales, which have a relatively low profit margin. Cost of revenue was also reduced by the lower level of sales of equipment, phone services and permitting services. In addition, Comdata increased its

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

provision for doubtful accounts and reduced provisions for incentive payouts. The principal factors contributing to the decrease in the year-to-date comparison were:

•	A net decrease of $5.1 million in other expense (income) from first quarter 2002 and 2001 unusual losses, described in the following section entitled “Unusual Items"

•	A savings in cost of revenue and R&D expense of $5.3 million from cost reduction efforts, including the termination of an outsourced transaction processing contract late in the first quarter of 2001, reorganization of the customer relations function and lower telecommunication rates

•	A reduction of $2.0 million in costs related to lower revenue from phone services and permitting services

•	An increase of $0.9 million largely related to increased revenue from retail card and payment services processing

Other

Other includes the unallocated amounts related to our corporate center operations. The reported EBIT of $4.1 million for the first nine months of 2002 results from reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. The reported EBIT for the third quarter and the first nine months of 2001 include gains of $2.0 million and $15.6 million related to sales of marketable securities described in the note to consolidated financial statements entitled “Investing Activity.” The 2001 year-to-date gains were reduced by a provision for litigation costs not allocated to the business segments. Further details on unusual gains and losses appear in the following section entitled “Unusual Items.”

Unusual Items

	For Periods Ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001

Gain on sale of marketable securities	$—	$(2.0)	$—	$(15.6)
Accrued exit costs (severance, occupancy and contract terminations)	—	—	9.0	9.9
Recoveries of 2000 severance in 2001	—	—	—	(3.2)
Impairment loss due to asset write-downs	—	—	4.9	6.1
Reduction of environmental accrual			(4.1)
Gain on derivative securities	—	—	—	(2.6)
Litigation costs	—	—	—	53.7
Factoring receivables loss	9.8	—	9.8	—

Total	$9.8	$(2.0)	$19.6	$48.3

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

During the third quarter of 2002, we examined purchases of receivables from certain trucking companies by Comdata’s factoring business that had grown rapidly during 2002 and found that the debtors could not be verified. In the meantime, the parties that had sold us the receivables declared bankruptcy. We have notified the appropriate authorities in efforts to have appropriate inquiries made with respect to this matter and have initiated a number of civil actions and discovery efforts. We have also made certain modifications to our policies and procedures related to the factoring business. We are seeking to identify and recover assets to cover all or some of the amount owed and to obtain any recovery available under the terms of our insurance coverage. Since the amount of potential recovery cannot be determined at this time, we have recorded the full amount of the receivables loss of $9.5 million and $0.3 million of investigative costs incurred to date in the current period. Due to the unusual and non-recurring nature of the loss, we have reported the loss as other expense (income).

During the first quarter of 2002, we announced a series of actions intended to consolidate certain operations in both of our business segments and recorded accrued exit costs of $9.0 million. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 million for exit costs. Of the $7.5 million accrual:

•	$5.3 million relates to severance costs for 317 employees, including 272 terminated by September 30, 2002

•	$2.2 million represents other exit costs, primarily related to lease terminations.

Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 67 terminated by September 30, 2002, and other exit costs of $0.5 million, primarily related to lease terminations.

We also recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate.

Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligations, which revealed a reduced requirement for certain of these obligations that were previously established. As a result, we credited $4.1 million to other expense (income) and removed that amount from other noncurrent liabilities.

The third quarter and year-to-date 2001 gains on sales of marketable securities of $2.0 million and $15.6 million related to sales of HotJobs common stock as described in the note to consolidated financial statements entitled “Investing Activity.” The gain of $2.6 million on derivative securities related to the adoption on January 1, 2001 of FAS 133.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

The first quarter 2001 accrued exit costs and asset write-downs resulted from management decisions by HRS in March 2001 to:

•	Consolidate certain work/life employee assistance operations located in Boston, Massachusetts into a similar operation in Philadelphia, Pennsylvania

•	Prepare Usertech for sale

•	Write off excess costs related to a software development project

In addition, Comdata committed to a plan in February 2001 to bring certain transaction processing operations in-house. The accrued exit costs were paid in full by December 31, 2001. We have provided further information on these transactions in the note to consolidated financial statements entitled “Other Expense (Income).”

The second quarter of 2001 litigation costs of $53.7 million include a settlement of $49.0 million and other costs of $3.4 million related to Comdata and a provision of $1.3 million not allocated to the business segments.

PENSION PLAN — FORWARD-LOOKING INFORMATION

We made a preliminary review of the status of our principal defined benefit pension plan as of September 30, 2002. The valuation of pension plan assets at this date was at its lowest quarter-end level for quite some time. The plan has been closed to new participants since January 2, 1995. As a consequence, over 90% of the participants are retired employees for whom our obligation is not subject to adjustment for future pay increases. Therefore, our annual increase in plan liabilities is modest compared to plans with a higher percentage of active employees. Our tentative conclusions are:

•	Our assumption for long-term rate of return on pension assets for 2003 will be reduced from the 9.5% rate used for 2002

•	Our 2003 discount rate for pension liabilities will be reduced from the 7.5% rate used for 2002

•	Pre-tax earnings for 2003 will be reduced by approximately $15.0 million compared to 2002

•	No cash contribution will be required for this plan in 2003

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)	Nine Months Ended September 30,

	2002	2001	Change

Operating activities	$99.7	$76.9	$22.8
Investing activities	(80.4)	(67.8)	(12.6)
Financing activities	(13.4)	(35.5)	22.1
Net cash flows provided (used)	$5.9	$(26.4)	$32.3
Cash and equivalents at 9/30/02 and 12/31/01	$144.6	$138.7	$5.9

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)	Nine Months Ended September 30,

	2002	2001	Change

Earnings from continuing operations	$64.9	$26.7	$38.2
Provision for deferred income taxes	5.1	4.8	0.3
Depreciation and amortization	55.2	78.5	(23.3)
Gains on marketable and derivative securities	—	(18.2)	18.2
Asset write-downs	4.9	6.1	(1.2)
Other reconciling items	1.0	8.4	(7.4)
From continuing operations earnings	131.1	106.3	24.8
From continuing operations working capital activities	(31.4)	(28.6)	(2.8)
Operating cash flows from continuing operations	99.7	77.7	22.0
From discontinued operations	—	(0.8)	0.8
Cash flows provided by operating activities	$99.7	$76.9	$22.8

Cash Flows

Cash Balances and Operations

Our cash and equivalents increased by $5.9 million to $144.6 million during the first nine months of 2002 as we used operating cash flows and cash balances to fund investing activities and repayment of debt. Our operating cash flows increased by $22.8 million over the first nine months of 2001 due largely to the net impact on 2001 operating cash flows of the nonrecurring litigation costs described in the previous section entitled “Unusual Items.” The decrease in the amount of depreciation and amortization largely reflects the elimination from earnings of the charge for goodwill amortization effective for 2002.

Our working capital activities had little effect on the comparison of operating cash flows. In summary, a build-up of Comdata receivables in the comparative periods was largely offset by an increase in accounts, income tax and drafts payables in the same periods. The use of cash from working capital activities of $31.4 million during the first nine months of 2002 reflects a $72.8 million build-up in receivables, compared to a $27.3 million increase in receivables during the first nine months of 2001. This $45.5 million increase in cash used for receivables in 2002 compared to 2001 relates to Comdata activities and is largely offset by increases of $21.2 million in Comdata

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

drafts payable, $9.4 million in benefits services customer deposits, and $6.4 million in accrued taxes. The amounts of Comdata receivables and drafts payable at the end of a reporting period are significantly affected by the relationship of the period-end date and the timing of weekly draft clearing operations. In the current comparison, each of the periods began and ended on the same day of the week, which minimized this calendar impact.

Investing

Our investing cash flows in the first nine months of 2002 included capital expenditures of $22.0 million for property and equipment and $27.0 million for software and development costs. The respective amounts for 2001 were $31.4 million and $41.0 million. In 2001, we spent $5.0 million for purchased software and $2.4 million for equipment related to Comdata’s decision to bring its transaction processing in-house. During the first nine months of 2002, we also spent $15.6 million to acquire SYLINQ, $8.9 million for HR Comply and $2.3 million for other acquisitions. The proceeds from sales of businesses and assets in the first half of 2001 are largely from the sale of HotJobs stock. We described these transactions further in the note to consolidated financial statements entitled “Investing Activity.”

Financing

In June 2002, our subsidiary, Comdata Network, Inc., entered into a $150.0 million receivables securitization facility. The facility has up to a three-year term and used certain of Comdata’s trade receivables as collateral for borrowings. At September 30, 2002, $150.0 million had been drawn against this facility. We used those proceeds and additional payments of $45.0 million to reduce borrowings under our $350.0 million revolving credit facility. We further describe our borrowing activities during the first nine months of 2002 and 2001 in the note to consolidated financial statements entitled “Financing.” Proceeds from exercises of stock options and employee stock purchase plans during the first nine months of 2002 amounted to $33.6 million compared to $6.2 million in the comparative 2001 period. Higher market prices for Ceridian stock, particularly in the second quarter of 2002, resulted in a higher level of option exercises, which produced the increased proceeds. In addition, we purchased 193,000 shares of our common stock on the open market during the third quarter of 2002 for $2.7 million at an average price, including commissions, of $14.02 per share. Other financing activities in 2001 largely involved transactions related to the March 30, 2001 Arbitron spin-off. In connection with Arbitron spin-off, we used advances of $235.0 million from the $350.0 million revolving credit facility, the $225.0 million Arbitron payment and existing cash balances to fund the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million U.S. revolving credit facility dated July 1997. The redemption of senior notes required a payment of $456.5 million. When we disposed of the $182.9 million net liabilities of Arbitron discontinued operations at the time of the Arbitron spin-off, our retained earnings increased by that amount. During the third quarter of 2002, we reduced this amount and decreased our net deferred tax asset by $5.7 million based on the filing of 2001 tax returns for the entities involved in the Arbitron spin-off.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

Liquidity and Capital Resources

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows are discussed under the section entitled “Cash Balances and Operations” above. Cash flows from operations are primarily influenced by the same factors that influence revenue. We discussed these in a preceding section of this discussion entitled “Results of Operations” and in several of the cautionary factors described at the beginning of this discussion. Cautionary factors of particular relevance include those that refer to:

•	The effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities

•	Our ability to attract new customers and retain our existing customers

•	General economic conditions

As of September 30, 2002, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $308.0 million of which we have designated $150.0 million as backup to the securitization of Comdata receivables. We are also in compliance with all covenants related to these facilities. Additionally, we expect that our expenditures for capital assets and software for 2002 are not likely to reach the previously announced range of $80-$85 million. We expect to opportunistically repurchase a modest level of our common shares in the open market during the remainder of 2002. The repurchase will not exceed the 12.5 million shares provided under an existing authorization from our Board of Directors.

Critical Accounting Policies

We consider our critical accounting policies to be revenue recognition and recoverability of software and development costs. These policies were discussed in the section with this title that appears on page 30 of our 2001 Form 10-K. No material change occurred in the period covered by this report.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk during the three-month period ended September 30, 2002. For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon and as of the date of that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2002

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.01	Ceridian Corporation Deferred Compensation Plan (2002 Revision)

99.01	Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

(b)	Reports on Form 8-K.

On July 18, 2002, we filed a Current Report on Form 8-K, dated July 18, 2002, containing our press release reporting second quarter 2002 earnings results.

On August 14, 2002, we filed a Current Report on Form 8-K, dated August 14, 2002, containing (1) statement under oath of our principal executive officer regarding facts and circumstances relating to Exchange Act filings, dated August 13, 2002; (2) statement under oath of our principal financial officer regarding facts and circumstances relating to Exchange Act filings, dated August 13, 2002; and (3) statements of our chief executive officer and chief financial officer dated August 14, 2002 required pursuant to 18 U.S.C. Section 1350 which accompanied our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

On September 4, 2002, we filed a Current Report on Form 8-K, dated September 4, 2002, containing our press release reporting that Tony G. Holcombe resigned from Ceridian.

On October 17, 2002, we filed a Current Report on Form 8-K, dated October 17, 2002, containing our press release reporting third quarter 2002 earnings results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: November 14, 2002	/s/ L. D. Gross

L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission and have been furnished under Item 9 of our Current Report on Form 8-K filed November 14, 2002.

I, Ronald L. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ceridian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Ronald L. Turner

Ronald L. Turner Chairman, President and Chief Executive Officer

I, John R. Eickhoff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ceridian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ John R. Eickhoff

John R. Eickhoff Executive Vice President and Chief Financial Officer