Form 10-K
period 2002-12-31
CERIDIAN CORP /DE/
filed 2003-03-27
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

The aggregate market value of the voting stock of Ceridian held by non-affiliates of Ceridian on June 28, 2002 was $2,814,985,352, based on the closing sales price of Ceridian common stock as reported on The New York Stock Exchange on June 28, 2002.

The number of shares of Ceridian common stock outstanding as of March 20, 2003 was 148,150,587.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 2003: Part III

PART I
Item 1A. Executive Officers of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
CERIDIAN CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERIDIAN CORPORATION ANNUAL REPORT ON FORM 10-K
EX-10.09 Amendment to Employment Agreement-Turner
EX-10.11 Amendment to Employment Agmt-Eickhoff
EX-10.13 Amendment to Employment Agreement-Krow
EX-10.15 Amendment to Employment Agreement-Nelson
EX-10.16 Employment Agreement-Thew
EX-10.38 2001 Savings-Related Share Option Plan
EX-10.39 UK Compensation Share Option Plan
EX-10.40 Amended Savings-Related Share Option Plan
EX-21.01 Subsidiaries
EX-23.01 Consent of KPMG LLP
EX-24.01 Power of Attorney
EX-99.01 Certification Pursuant to 18 USC Sec 1350

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

        We own or have the rights to various trademarks, trade names or service marks, including the following: BusinessLinkTM, Ceridian Corporation® and logo, Ceridian®, CobraServ®, Comchek®, Comchek eCash®, Comdata Corporation® and logo, Comdata®, HR/Comply®, LifeWorks®, Powerpay®, Signature®, SourceWebTM, Stored Value Systems® and logo, and TrendarTM. The trademarks American Express®, Discover®, Maestro®, MasterCard®, Microsoft®, UltiPro®, Visa® and Windows® referred to in this report are the registered trademarks of others.

Item 1. Business

General

        Ceridian Corporation was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

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

        We refer you to Part II, Item 7 and Item 7A of this report for additional descriptions of our business.

Human Resource Solutions

        The businesses comprising our human resource solutions business (referred to in this report as “HRS”) offer a broad range of managed human resource solutions designed to help companies maximize the value of their people by more effectively managing their work forces and the information that is integral to human resource processes. Our human resource management products and services are provided principally in the United States, Canada and the United Kingdom. HRS’ revenue for the years 2002, 2001 and 2000 was as follows:

2002	2001	2000

$878.1 million	$873.8 million	$873.1 million

        Payroll processing and tax filing services accounted for about 73 percent of the $878.1 million of revenue in 2002, with about 70 percent of 2002 payroll processing and tax filing revenue derived from the United States.

        Our HRS revenue includes investment income earned from customer deposits temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. About 11 percent of the $878.1 million of revenue in 2002 was attributable to this investment income, including income from interest rate derivative contracts. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of customer deposits held. We use derivative securities such as interest rate collars and swaps to manage interest rate risk on customer deposits on a global basis as further described in Part II, Item 7A of this report. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers’ year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, our HRS revenue and profitability tend to be greater in those quarters.

       Market

        The market for human resource solutions covers a comprehensive range of information management, human resource administration and employee assistance services and software. These products and services include:

•	transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits enrollment and administration; and

•	management support software and services, primarily in areas such as human resource administration, regulatory compliance, work-life effectiveness and employee assistance programs.

        We believe that the market for these solutions is expected to continue to grow as organizations seek to reduce costs, improve productivity and add services for employees by outsourcing administrative services and further automating internal processes. We also expect the demand for human resource solutions to increase as organizations acquire managed human resource services from third parties to obtain assistance in maintaining compliance with the increasing scope and complexity of laws and regulations governing businesses and increasingly complicated work-life issues faced by employers and employees.

        We generally classify customers in the human resource solutions market by employer size into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer	Typical Characteristics

Small	Fewer than 350 employees	Tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another

Medium	350 to 5,000 employees	Human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services

Large	Over 5,000 employees	Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services — has the greatest reliance on their integral legacy systems which increase integration complexity and challenge outsourcing and migration decisions

        We believe, however, that with regard to any size employer, a provider of a transaction-based service, such as payroll processing or tax filing services, is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that core service, such as time and labor management, 401(k) retirement plan administration, COBRA notification, flexible spending account administration, employee self-service, benefits eligibility and enrollment, and employee assistance and work-life services. Our ability to wrap value-added services around a core service or product in an integrated manner will, we believe, lead to revenue growth and our ability to command higher margins.

       Products and Services

        Our human resource management solutions include:

•	payroll processing and integrated human resource information systems solutions;

•	tax filing services;

•	benefits administration, qualified retirement and other plan administration and regulatory compliance services; and

•	work-life effectiveness and employee assistance programs.

        Payroll Processing and Integrated Human Resource Information Systems Solutions. Our payroll processing for customers in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries. For certain business customers, we may handle the transmission of customer payroll funds. We also supply quarterly and annual social security, Medicare and federal, state and local income tax withholding reports that are required to be filed by employers and employees.

        We provide human resource information systems (commonly referred to as “HRIS”) solutions that run in Microsoft Windows environments and serve as a “front-end” to our payroll processing system, allowing our customers to utilize a common database for both payroll and other HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, government compliance, compensation analysis and benefits administration. We also provide HRIS solutions for Microsoft operating environments that incorporate open, industry standard technology, are scalable, and can be utilized with an existing interface as a front-end for our payroll processing and tax filing services.

        Our Source 500 product suite provides an integrated HR/payroll and benefits solution with outsourced payroll and tax filing services to customers primarily in the medium and large employee range. It is available in a hosted Application Service Provider environment (Source Assist) or can be managed in-house as an installed application. Our hosted solutions provide customers with secure 24/7 access to our solutions using a standard web browser.

        We recently introduced eSource, a web-enabled, fully hosted integrated payroll and human resource administration solution, designed specifically for the medium and large customer market. eSource also includes integrated time management and Source self service features, as well as wage attachments and disbursements, internet payroll management, and customization features within the core product offering.

        Additionally, we have a license agreement with Ultimate Software Group, Inc. to allow us to use that company’s UltiPro software as part of an on-line payroll service offering. In January 2003, using the UltiPro software as modified by us, we introduced SourceWeb, an integrated payroll, HRIS, self service solution that is completely hosted and supported by us. This product is designed specifically for small to smaller medium employee size companies.

        We also provide Internet payroll processing, tax filing, unemployment compensation management and related services for small employers located in the United States and Canada. Our Powerpay product is a web-based solution that allows customers to complete payroll transactions via the Internet. The Powerpay product also provides small businesses with access to services, such as new hire reporting, tax filing, direct deposit, optional benefits programs, unemployment filing and special reports services that were previously only available to larger companies.

        Tax Filing Services. Our payroll tax filing services for customers in the United States consist primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns and handling related regulatory correspondence and amendments. Our tax filing services are provided not only to employers who utilize our payroll processing service, but also to local and regional payroll processors and stand alone tax services provided directly to employees. Payroll-related services are typically priced on a fee-per-item-processed basis.

        We hold our customers’ tax filing deposits in a trust. This trust invests primarily in high quality collateralized short-term investments, money market funds, U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/ A or better. The duration of these investments is carefully managed to meet the liquidity needs of the trust.

        Benefits Administration, Qualified Retirement and Other Plan Administration and Regulatory Compliance Services. We provide employee health and welfare benefits administration and qualified plan administration services to our customers. Employee health and welfare benefits administration services include health insurance portability (i.e., the Consolidated Omnibus Budget Reconciliation Act, or COBRA, and the Health Insurance Portability and Accountability Act of 1996, or HIPAA) compliance services. We provide our portability services through the trade name CobraServ. Health and welfare benefits administration services also encompass benefits provided to active employees, such as annual health plan enrollment, ongoing employee enrollment and eligibility services, tuition refund plans, transportation reimbursement under the Transportation Equity Act, and Internal Revenue Code Section 125 plans including fully administered and self-administered flexible spending accounts and premium-only plans. We also provide administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits.

        Our qualified plan administration services include 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order administration.

        In 2002, we made three acquisitions to enhance our ability to provide human resource compliance and enrollment and benefit management services. We acquired substantially all of the assets of HR Comply to enhance our ability to provide human resource compliance services, and SYLINQ Corporation and substantially all of the assets of Great Lakes Strategies, LLC to further our capabilities in enrollment and benefits management through leading edge software platform technologies.

        Work-Life Effectiveness and Employee Assistance Programs. We are a leader in providing customers and their employees with a single source for fully integrated work-life and employee assistance programs to clients of all sizes throughout the United States, Canada and the United Kingdom. Services are delivered through on-line access and telephonically, and through face-to-face meetings provided by referral resources.

        The services and programs we provide may be customized to meet an individual customer’s particular needs. Our portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information on-line to comprehensive person-to-person consultation and referral services. Also included are specialized service options, such as assistance with college selection, elder care assessment and facility review services, and health and wellness services. These services address employee effectiveness issues and seek to improve employee retention and productivity, and to reduce absenteeism as well as increase the customers’ recruitment success. Consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/supervisory and education/schooling issues. We have also entered into arrangements with some service and product providers to provide additional leading edge services and expertise to our customers.

       International Operations

        Approximately 22 percent of HRS’ 2002 revenue was obtained from customers outside of the United States. Our international HRS operations are primarily conducted in the United Kingdom, through Centrefile Limited, and Canada, through Ceridian Canada Ltd. Centrefile Limited provides human resource services, payroll processing services and HRIS software in the United Kingdom. Centrefile’s services generally do not involve the handling or transmission of customer funds. In a very few instances, Centrefile holds client funds for a short period of time in non-interest bearing segregated, accounts prior to disbursement pursuant to Centrefile’s client’s instructions.

        Ceridian Canada’s operations handle payroll as well as tax filing funds for our Canadian customers. These Canadian operations collect payroll and payroll tax amounts from customers and remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees’ bank accounts. As a result, revenue from our payroll processing services in Canada includes investment income received from temporarily holding these amounts in trust. About 23 percent of the 2002 revenue of this Canadian business was attributable to this investment income. The Canadian trust invests in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset backed trusts and mortgages. We earn income from the trust and charge fees for services similar to those provided in the United States. We also provide for interest rate risk management in Canada as further described in Item 7A of this report.

        We are expanding our international payroll services into other countries in Europe, including Belgium, France, Germany, the Netherlands, the Republic of Ireland, Spain and Switzerland, by engaging partners within each country to provide us with payroll administration and processing services for that country. We in turn have contracted with multinational customers for their international requirements, and deliver a fully outsourced payroll service to these customers.

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

        The majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported in-house, with the remainder supported by third party providers. In the United States, Automatic Data Processing, Inc. is the largest third party provider of payroll processing in terms of revenue, with Paychex, Inc., Ceridian and ProBusiness Services, Inc. comprising the other three large, national providers in terms of revenue. ADP serves all sizes of employers, while Paychex generally focuses on small employers and ProBusiness generally focuses on large employers. On January 8, 2003, ADP and ProBusiness announced that they had entered into a merger agreement providing for the acquisition of ProBusiness by ADP. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration, 401(k) processing services or financial institutions may expand further into outsourced payroll processing. In the United Kingdom, we believe that our Centrefile subsidiary is the largest outsourced payroll processing provider in terms of revenue, competing with several other national providers, including a subsidiary of ADP, and local providers. In Canada, we believe that our Ceridian Canada subsidiary is the second largest outsourced payroll processing provider in terms of revenue, facing a similar competitive environment as in the United Kingdom. Competition in both the payroll processing and HRIS areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

        Apart from payroll processing and tax filing, our other HRS solutions generally compete with a variety of national and regional application software companies, consulting firms, financial services companies and human resource services providers. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

        Currently, we believe the principal competitive factors in the human resource solutions industry are:

•	customer service;

•	leadership in technology applications;

•	choice of services;

•	integrated platforms;

•	performance;

•	price;

•	functionality;

•	ease and flexibility of use; and

•	expertise in HR processes.

        We believe that the ability to integrate human resource management software applications with customers’ other in-house applications and the ability to provide client/ server-based solutions and solutions delivered through the Internet are increasingly important competitive factors. While we believe our businesses will be able to compete effectively in the overall human resource solutions market, our ability to compete effectively will depend in large measure on our ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/ server and Internet-based solutions, and provide leading-edge customer service.

       Research and Development

        We intend to continue to invest substantial resources to extend the functionality of our proprietary payroll processing systems and further develop a comprehensive and fully integrated suite of employee administrative services. For example, we are developing several products that are Internet-based. In addition, we expect to introduce additional enhancements to our Source 500 product.

        The table below reflects the amount of research and development expenses for our HRS businesses for the periods indicated.

	Years Ended
	December 31,

	2002	2001	2000

	(dollars in millions)
Research and development	$56.9	$54.7	$54.8
Percent of revenue	6.5%	6.3%	6.3%

Comdata

        Our Comdata subsidiary provides transaction processing and regulatory compliance services to the transportation and other industries. Comdata’s revenue from products and services for the years 2002, 2001 and 2000 was as follows:

2002	2001	2000

$314.6 million	$316.0 million	$308.8 million

        Approximately 79 percent of Comdata’s revenue for 2002 was attributable to its transportation business.

       Principal Markets

        The trucking segment of the transportation industry is comprised of both long haul fleets and local fleets. Private fleets predominate in the local fleet segment, but play a lesser role in the long haul fleet segment. Common carriers, which provide trucking services to companies that do not have fleets of trucks of their own, predominate in the long haul fleet segment, which is comprised of less-than-truckload and truckload components. The less-than-truckload component, which involves trucks that make multiple stops to load and unload, is characterized by large capital requirements and a relatively high degree of consolidation. The truckload component, which involves the transportation of full loads directly from shipper to final destination without going through any sorting terminals, is highly fragmented.

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

        Stored Value Systems, Inc., a wholly owned subsidiary of Comdata and a part of Comdata’s retail services division (which we refer to in this report as “SVS”), provides electronic private label cards that can be assigned a cash value. The market for these private label cards includes merchants, such as retailers and oil companies through gas stations, who (1) use traditional paper gift certificates or gift cards, (2) give store credits in connection with the return of products, and (3) make monetary promotions. SVS markets its private label cash card to these merchants, namely major retailers and gas stations, for use with their customers. Comdata’s retail services division also provides a card-based funds transfer system for use by employers and others for, among other things, expense reimbursements, payroll delivery and termination pay. SVS markets this card-based funds transfer system to temporary staffing companies, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers, including the customers of SVS.

       Services

        Comdata provides transaction processing and regulatory compliance services primarily to the transportation industry. Comdata also provides transaction processing services to other industries, including the retail, temporary staffing, oil company, restaurant and grocery store sectors. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and to the local fleet segment. These services primarily involve the use of a proprietary funds transfer card that facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, local fueling services and discounted telecommunications services in its markets. Through Comdata’s retail services division (which includes SVS), Comdata provides its specialty card products and services to customers outside of the transportation industry. Comdata operates primarily in the United States and Canada and is expanding its business into Mexico.

        BusinessLink. Comdata recently introduced BusinessLink, a card with credit and debit capabilities principally designed to provide businesses with control over payments to and spending by employees. The BusinessLink card allows businesses to authenticate and authorize individual employee purchases, provide payroll to employees and positively identify employees. Through BusinessLink a business can review reports of transactions made by its employees over the Internet. BusinessLink offers businesses the capability of performing these services on a single, customizable employee card. The BusinessLink card may be customized for each individual employee within a business. Comdata intends to expand the services currently available under the BusinessLink card. BusinessLink has been initially introduced to Comdata’s primary markets, transportation and retail. Comdata believes that the BusinessLink card has application to businesses in other industries.

        Trucking Company Services (The Comdata Card). Comdata’s funds transfer system, most commonly initiated through the use of Comdata’s proprietary Comdata card, is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 2002, Comdata processed approximately 82.1 million funds transfer transactions involving approximately $13.0 billion for the transportation industry.

        Use of the Comdata card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, the frequency with which they may be used, phone numbers which may be called and the amount of authorized use. Use of a Comdata card also enables Comdata to capture and provide transaction and trip-related information to trucking company customers (usually within 24 hours after the completion of a given trip). This information greatly enhances a customer’s ability to track and plan fuel purchases and other trip expenses and settle with drivers. Comdata also provides trucking companies with a Windows-based software application that provides trucking companies with on-line access to Comdata’s computer system for data on fuel purchases and other trip information, and facilitates pre- and post-trip planning functions. Comdata’s; iConnectData and MOTRS (Modular Over The Road System) Web-based applications enable customers to go on-line for interactive reporting capabilities, the latest diesel fuel prices and related information.

        Use of a Comdata card, in many instances, generates a Comchek draft, which is payable through a Comdata bank account. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer or check, typically within six days, although Comdata may bill trucking companies in advance for all funds transfers authorized for any purpose in connection with a particular trip. Risks associated with fraudulent or unauthorized transactions are allocated between Comdata and its customers based upon which party may be at fault under a specific circumstance and based upon which party is in the better position to control or eliminate these types of transactions. Comdata believes that historically the number of fraudulent or unauthorized transactions has been minimal compared to the aggregate dollar amount of funds Comdata has transferred annually. Comdata is licensed by 39 states as a seller of checks or money transmitter and, pursuant to these licenses, undergoes annual examinations by several states with respect to the integrity of its funds transfer methods and procedures.

        Approximately 12 percent of Comdata’s funds transfer revenue is derived from transactions that do not involve the Comdata card. When a truck driver makes a request at a truck stop for a funds transfer, Comdata verifies that the driver’s company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and issues a Comchek draft.

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

        Local Fueling. Comdata is a provider of fuel management and payment systems for local transportation fleets. Comdata provides local fleet operators with Comchek MasterCard fleet cards that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comdata card.

        Retail Services. SVS provides, among other services, debit card programs to major retailers that are used as gift cards, gift certificates, credits for returned product and retail promotions. SVS believes that its cards, transaction reliability, card maintenance/ inventory programs and reporting capability provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize. Card programs and other services available through SVS may potentially have benefits in e-commerce, facilitating transactions between on-line merchants and their customers.

        Comchek eCash is a card-based service allowing employers to post or load payment of wages and other payments, such as expense reimbursements, to Comchek cards issued to employees and other recipients. Cardholders, in turn, may access these funds in a number of ways, including withdrawal of cash from ATMs, point-of-sale purchases at stores or issuance of a Comdata negotiable draft. Long distance telephone service is also available through the card.

       Sales and Marketing

        Comdata markets its card-based financial and data management services to several industries, the largest of which is the transportation industry. Comdata markets its services to the transportation industry through a direct sales force domiciled at its headquarters in Brentwood, Tennessee, and operating throughout the United States and Canada. Comdata provides services to more than 18,000 over-the-road and local trucking fleets with approximately 750,000 active fuel cards. Comdata also provides services to more than 8,000 truck stops, travel centers and repair facilities nationwide. Contracts generally range from one to three years in duration.

        Through SVS, Comdata markets its private label cash cards, electronic payroll cards and ancillary services through a direct sales force located in Louisville, Kentucky and operating throughout the country. SVS has recently begun sales and marketing efforts in Canada and Europe, most notably in the United Kingdom. SVS has contracts with approximately 130 retailers and oil companies to provide cash cards and/or payroll services. These contracts are generally three years in duration.

       Competition

        The principal competitive factors relevant to funds transfers are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card associations and companies, such as Visa, MasterCard, American Express and Discover, are significant competitors of Comdata in that they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services, including Concord EFS, Inc., T-Chek Systems, Inc., TransPlatinum Service Corp., and Wright Express LLC. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Some of Comdata’s competitors, such as TCH, LLC, an affiliate of Flying J, Inc., are under common ownership with entities that operate or franchise nationwide truck stop chains. In addition, Comdata competes with service centers, such as truck stops, that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

        While the majority of regulatory services continue to be performed in-house, at least one other nationwide company, Xerofax, Inc., and several regional companies, including The Permit Company, provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received. In addition, Comdata believes that technological advances, such as the Internet, will impact the way regulatory services are delivered. These advances may give rise to new competitors or change the way this service is offered.

        Comdata believes that one of its competitive weaknesses is that its information technology infrastructure is, in many instances, a mainframe based, legacy system built over many years. This legacy system makes innovation cumbersome. Many of Comdata’s competitors are either “web-born” or “web-enabled” and, thus, able to take better advantage of transaction and information delivery available through the Internet and information technology systems architectures which are more open than that of Comdata’s. Another one of Comdata’s competitive weaknesses is that unlike competitors with a brand relationship with a credit card association, such as Visa and MasterCard, Comdata’s proprietary card does not possess ubiquitous acceptance. Finally, some of Comdata’s competitors possess greater financial and other resources than Comdata.

        Comdata believes that its competitive strengths include its:

•	ability to provide services to trucking companies and drivers at a large number of locations in the continental United States and Canada;

•	ability to offer a variety of services, frequently tailored to an individual customer’s needs;

•	proprietary databases regarding funds transfers and fuel purchases;

•	long-term relationships in the transportation industry;

•	high quality of customer service;

•	product design innovation; and

•	long-time reputation in the transportation industry.

        Comdata’s retail services division (which includes SVS) competes with a number of national companies in providing private label cards, including ValueLink, a subsidiary of First Data Corporation. Comdata’s retail services division competes on the bases of breadth of services offered, systems, technology and price. Comdata believes that one of the competitive weaknesses of its retail services division is that most of its competitors have established relationships with many of the potential customers of Comdata’s retail services division because these competitors provide additional and unrelated products and services to these customers, such as credit card processing and check authorization services. By providing these other services which Comdata’s retail services division does not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships. Another competitive weakness of Comdata’s retail services division is that their competitors have greater financial, sales and marketing resources and better brand name recognition than Comdata’s retail services division.

        Comdata believes the competitive strengths of Comdata’s retail services division are:

•	leading edge information and communications systems which provide real-time connectivity with retailers’ existing platforms;

•	breadth of solutions offered; and

•	experience in transaction processing and related services providing for high quality control and reduced time of implementation of cash card solutions.

       Network and Data Processing Operations

        Comdata’s principal communications center for its funds transfer business is located near its headquarters in Brentwood, Tennessee, with a secondary center located in suburban Dallas, Texas and an SVS facility in Louisville, Kentucky. Comdata receives telecommunications services from MCI WORLDCOM Network Services, Inc. and Sprint Corporation. Substantially all of Comdata’s internal data processing functions for its transportation business, including its payment processing systems, are conducted in a facility located near Nashville, Tennessee, with SVS operating a data processing facility for its business in Louisville, Kentucky.

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

       Research and Development

        Comdata’s research and development activities principally include applications development to enhance existing products and services, and the new product development around the BusinessLink initiative. Comdata anticipates a continuing need to develop applications to enhance its products and services to meet the needs of its customers. Further, Comdata expects to develop applications to bring additional features to its products and services, thus enhancing their use in new segments and industries.

        The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended
	December 31,

	2002	2001	2000

	(dollars in millions)
Research and development	$2.4	$4.4	$8.0
Percent of revenue	0.8%	1.4%	2.6%

The decrease in the amount of research and development expense in 2002 and 2001 was due largely to development cost savings resulting from the termination of an outsourced transaction processing contract.

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

Employees

        As of March 1, 2003, we employed approximately 9,411 people on a full- or part-time basis, including 7,187 full-time and 533 part-time employees of HRS and 1,496 full-time and 102 part-time employees of Comdata. None of our employees is covered by a collective bargaining agreement.

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

Available Information

        Our Internet website is http://www.ceridian.com and you may access, free of charge, through the Investor Relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post other documents containing a substantial amount of information about us on this site. In the future, we anticipate disclosing various information relating to our corporate governance policies and practices, charters of our committees, codes of conduct and other corporate governance matters as is required by the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC and The New York Stock

Exchange. Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this report.

Item 1A. Executive Officers of the Registrant

        The following provides information on our executive officers as of March 1, 2003:

Name (Age)	Current Position

Ronald L. Turner (56)	Chairman, President and Chief Executive Officer
John R. Eickhoff (62)	Executive Vice President and Chief Financial Officer
Loren D. Gross (57)	Vice President and Corporate Controller
Shirley J. Hughes (57)	Senior Vice President of Human Resources
Gary A. Krow (48)	Executive Vice President and President of Comdata
Gary M. Nelson (51)	Executive Vice President, General Counsel and Corporate Secretary
Bruce J. Thew (44)	Executive Vice President; President, Ceridian International Human Resource Services; and Group Managing Director, Centrefile Limited

        Our executive officers are annually elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. There are no immediate family relationships between or among any of our executive officers.

        Upon the completion of our spin-off from Ceridian’s predecessor on March 31, 2001, each of our executive officers resigned from Ceridian’s predecessor and was thereafter reappointed to the equivalent position within Ceridian. Our executive officers have held the following positions with Ceridian, Ceridian’s predecessor and certain other entities since March 1998:

        Ronald L. Turner has served as a director since July 1998; Chairman since May 2000; Chief Executive Officer since January 2000; and President since April 1998. Mr. Turner was Chief Operating Officer from April 1998 to January 2000; and Executive Vice President of Operations from March 1997 to April 1998.

        John R. Eickhoff has served as Executive Vice President and Chief Financial Officer since January 25, 2000. Mr. Eickhoff was Executive Vice President of Strategic Development from January 3, 2000 to January 25, 2000; and Executive Vice President and Chief Financial Officer from May 1995 to January 2000.

        Loren D. Gross has served as Vice President and Corporate Controller since July 1993.

        Shirley J. Hughes has served as Senior Vice President of Human Resources since June 1998. Ms. Hughes was Vice President of Human Resources of Mercy Health Services, a non-profit integrated health care delivery system currently named Trinity Health Services, from October 1994 to June 1998.

        Gary A. Krow has served as Executive Vice President and President of our Comdata subsidiary since November 1999. Mr. Krow was Executive Vice President and Chief Operating Officer of Comdata from January 1999 until November 1999; and Executive Vice President, Transportation Services, of Comdata from January 1997 until December 1998.

        Gary M. Nelson has served as Executive Vice President since October 2001; General Counsel since July 1997; and Corporate Secretary since October 1998. Mr. Nelson was Vice President from July 1997 until October 2001.

        Bruce J. Thew has served as Executive Vice President and President, Ceridian International Human Resource Services since July 2002. Mr. Thew has served as Group Managing Director, Centrefile Limited since 1997.

Item 2. Properties

        Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of March 1, 2003, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; East Hanover, New Jersey; Louisville, Kentucky; Nashville, Tennessee; Dallas, Texas; Boston, Massachusetts; St. Petersburg, Florida; Philadelphia, Pennsylvania; Manitoba, Ontario, and Quebec, Canada; and London, England.

        The following table summarizes the usage and location of our facilities as of March 1, 2003:

Facilities

(In thousands of square feet)

	U.S.	Non-U.S.	Total

Type of Property Interest
Owned	393	—	393
Leased	2,024	389	2,413

Total	2,417	389	2,806
Property Interest by Segment
HRS	1,583	375	1,958
Comdata	447	14	461
Corporate	387	—	387

Total	2,417	389	2,806
Utilization of Property
Office, Computer Center & Other	2,217	389	2,606
Leased or Subleased to Others	200	—	200

Total	2,417	389	2,806

        We conduct a substantial portion of our operations in leased facilities, including our 207,000 square feet Minneapolis headquarters complex in Minneapolis, Minnesota. Most of these leases contain renewal options and require payment for taxes, insurance and maintenance. Space subject to assigned leases is not included in the table above, and we remain secondarily liable under all of those leases. As of March 1, 2003, the assigned leases consisted of 45,483 square feet of space and future rental obligations totaled $1.3 million. We do not anticipate any material non-performance by the assignees of those leases.

        Our owned facility in St. Petersburg, Florida is not subject to any major encumbrances. We believe that our facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

        Our common stock is listed and trades on The New York Stock Exchange under the symbol “CEN”. The number of holders of record of our common stock on March 1, 2003 was 11,280. We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors presently intends to retain all earnings for use in the business for the foreseeable future. The transfer agent and registrar for our common stock is the Bank of New York.

        The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape for each quarterly period since the spin-off and ending December 31, 2002.

2002	1Q	2Q	3Q	4Q

High	$22.50	$23.05	$19.02	$16.26
Low	17.00	18.05	13.10	11.40

2001	2Q	3Q	4Q

High	$20.55	$19.95	$19.43
Low	13.99	13.65	13.90

        For informational purposes, the high and low sales price of Ceridian’s predecessor’s common stock as reported on the NYSE Composite Tape for the quarterly period beginning on January 1, 2001 and ending at the time of the spin-off was $21.85 and $14.00, respectively.

Item 6. Selected Financial Data

	(Dollars in millions, except per share data)
	2002	2001	2000	1999	1998

Revenue(1)	$1,192.7	$1,189.8	$1,181.9	$1,127.0	$967.6

Earnings from continuing operations(2)	$93.7	$49.5	$79.5	$104.4	$125.3
Discontinued operations
Arbitron(3)	—	5.2	20.7	40.9	36.6
Computing Devices International(4)	—	—	—	—	25.4

Total	—	5.2	20.7	40.9	62.0

Net earnings	$93.7	$54.7	$100.2	$145.3	$187.3

Earnings Per Common Share
Basic
Continuing operations	$0.63	$0.34	$0.55	$0.72	$0.87
Net earnings	$0.63	$0.37	$0.69	$1.01	$1.30
Diluted
Continuing operations	$0.62	$0.33	$0.54	$0.71	$0.85
Net earnings	$0.62	$0.37	$0.68	$0.98	$1.27
Shares used in calculations (in thousands)
Basic	148,029	146,069	145,229	144,524	144,070
Diluted	150,562	148,596	146,734	147,964	147,597

Balance Sheet Data
Working capital	$261.2	$198.6	$241.5	$174.7	$186.9
Total assets before payroll and tax filing funds	$2,077.9	$1,910.6	$2,088.0	$1,988.5	$1,216.9
Payroll and tax filing funds	$2,380.5	$2,126.4	$2,945.0	$2,271.7	$2,705.0
Total assets	$4,458.4	$4,037.0	$5,033.0	$4,260.2	$3,921.9
Debt obligations	$193.5	$237.9	$500.6	$611.3	$54.5
Stockholders’ equity	$1,126.8	$1,061.1	$936.2	$812.2	$623.7

Equity Per Common Share	$7.59	$7.24	$6.42	$5.61	$4.35
Common shares outstanding at end of year (in thousands)	148,541	146,485	145,754	144,734	143,514

Number of Employees at End of Year(5)	9,400	9,500	9,700	9,500	8,200

(1)	A change in the classification of customer freight billings and costs is described in Note A to the consolidated financial statements under the heading “Changes in Presentation.”

(2)	Earnings from continuing operations include unusual losses of $34.8 ($22.2 after-tax) in 2002, $48.3 ($31.7 after-tax) in 2001, and $30.5 ($18.7 after-tax) in 2000. Earnings from continuing operations for 1998 included unusual gains of $27.7 ($24.3 after-tax). The unusual losses in 2002, 2001 and 2000 and the recovery in 2000 of a portion of an amount accrued for exit costs in 1997 are further described in Note C to the consolidated financial statements.

(3)	Includes earnings, net of costs related to the spin-off, as further described in Note C to the consolidated financial statements.

(4)	Represents an adjustment to the gain from the December 1997 sale of Computing Devices International.

(5)	Continuing operations only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8 of this report.

Overview

        Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations in the United States. Our businesses are more fully described in Part I, Item 1 of this report and in a note to our consolidated financial statements entitled “Segment Data.”

        This discussion presents our views on our earnings and cash flow performance over the most recent three-year period and our financial condition at the end of the two most recent years in the following manner:

•	We address our earnings performance in a section entitled “Results of Operations,” which includes comparisons of 2002 to 2001 and 2001 to 2000 for the whole company as well as for our HRS and Comdata business segments. Transactions affecting earnings that we consider unusual or nonrecurring are discussed in a subsection entitled “Unusual Items.”

•	We discuss our financial condition and cash flow performance in a following section entitled “Financial Condition.” There we describe the impact on our cash balances of our operating, investing and financing activities. In a subsection entitled “Liquidity and Capital Resources,” we also discuss our plans for funding future major expenditures and any financial commitments, including those that are not reported in our balance sheet under current accounting rules.

•	We conclude our discussion by describing what we believe to be the most critical accounting policies in determining our financial condition and results of operations and the most significant risks and uncertainties facing our businesses.

        The period covered by this discussion featured a number of events or arrangements that had or will have a significant effect on our financial condition and performance. You will find the following matters described in this discussion or through a reference to the notes to our consolidated financial statements.

•	The Arbitron spin-off: On March 30, 2001, we separated our HRS division and subsidiaries and Comdata subsidiaries from our former media information business, Arbitron, to form two independent, publicly-traded companies. Due to the beneficial use of a reverse spin-off approach, we briefly became New Ceridian Corporation before resuming the use of the name of Ceridian Corporation. Because of the greater size of HRS and Comdata businesses compared to the Arbitron business at the time of the spin-off, we are considered to be the divesting entity and are treated as the “accounting successor” for financial reporting purposes. Therefore, we present Arbitron as a discontinued operation in the accompanying consolidated financial statements of Ceridian. We discuss this event in a note to our consolidated financial statements entitled “Supplementary Data to Statements of Operations” under the heading “Discontinued Operations.”

•	A new rule on goodwill accounting: Beginning in 2002, goodwill is no longer amortized as a charge against earnings over a specific period of time. Instead, the value of recorded goodwill is reassessed annually and written down against earnings when impairment is evident. Since this accounting rule does not permit restatement of prior periods in the financial statements, this change results in a lack of comparability between the earnings results in 2002 and those for 2001 and 2000. You will see in this discussion that we have eliminated goodwill amortization expense for 2001 and 2000 in the consolidated and segment earnings performance tables and the related discussion in order to improve comparability. We also discuss this event in a note to our consolidated financial statements entitled “Accounting Policies” under the heading “Goodwill and Other Intangibles.”

•	Unusual or nonrecurring gains and losses: During the past three years, we have recorded a variety of gains and losses that are not expected to regularly occur in our normal operations. These include the results of securities sales, exit activities related to consolidation of operations, settlements of litigation, contract terminations and asset write-downs. The net results of these transactions were losses of $34.8 million in 2002, $48.3 million in 2001 and $30.5 million in 2000. You will find these matters discussed in a subsection of this discussion entitled “Unusual Items.”

•	Our software development arrangement with Ultimate Software: We contracted with Ultimate Software Group, Inc. in 2001 to obtain a license to use their software as part of a Web-enabled integrated payroll/ HR/self-service offering to small business customers. This arrangement involved up front payments of $10.0 million in 2001 and $6.5 million in 2002 and a commitment for additional minimum monthly payments beginning with January 2004 totaling $26.7 million over the remaining noncancelable term of the contract to March 2008. As of December 31, 2002, we have capitalized $13.6 million of additional costs to prepare the resulting product offering for release in early 2003. Effective January 1, 2003, we also entered into an agreement with Ultimate for extended technical support that requires quarterly payments during 2003 totaling $2.3 million. We discuss this development in the “Liquidity and Capital Resources” subsection of this discussion.

•	Our principal defined benefit pension plan: As is the case with the defined benefit pension plans of many companies, recent declines in equity securities market values and in interest rates have resulted in turning a plan that had been over-funded for many years into an under-funded plan. This change in funded status required that the former pension asset be reclassified as a combined reduction of our equity and an increase in our liabilities. In addition, we anticipate that there will be a negative effect on our pre-tax earnings in 2003 of about $15 million compared to 2002 and a prospect that we will begin to make cash contributions before the end of 2003. We discuss our pension plans in a note to our consolidated financial statements entitled “Retirement Plans.”

•	Invested customer funds and interest rate collars or swaps: We receive earnings from investment of customer funds held temporarily for remittance to taxing authorities, customer employees and others and record these amounts as revenue in lieu of fees for services performed. A substantial portion of these invested funds are subject to short-term interest rate risk. We manage this risk in part by the use of interest rate contracts that establish ceiling and floor interest rates for a sizeable portion of our annual average short-term investment portfolio. In recent periods, these contracts have preserved a significant amount of revenue and cash flows. We describe this strategy and its results within this discussion as well as in notes to our consolidated financial statements entitled “Commitments and Contingencies” and “Accounting Policies” under the heading “Cash and Investments, including Derivatives” and in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” that follows this discussion.

Results of Operations

       Comparison of Annual Periods Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Operations Highlights As Reported

(Dollars in millions, except per share data)

	Years ended December 31,

	2002	2001	2000

Revenue	$1,192.7	$1,189.8	$1,181.9
Net earnings	$93.7	$54.7	$100.2
Earnings from continuing operations	$93.7	$49.5	$79.5
Earnings and gain/loss from disposition of discontinued operations	$—	$5.2	$20.7
Diluted shares used in calculations (in thousands)	150,562	148,596	146,734
Net earnings per diluted share	$0.62	$0.37	$0.68
Earnings from continuing operations per diluted share	$0.62	$0.33	$0.54

        Revenue for 2002 of $1,192.7 million showed an increase of $2.9 million over the comparable 2001 amount. We have increased the previously reported revenue and cost of revenue by $7.5 million for 2001 and $6.2 million for 2000 due to a change in accounting for customer freight billings in 2002. This change is further discussed in a note to our consolidated financial statements entitled “Accounting Policies” under the heading “Changes in Presentation.” Earnings from continuing operations increased from $49.5 million, or 33¢ per diluted share, in 2001 to $93.7 million, or 62¢ in 2002. If we eliminate goodwill amortization and related income taxes from the 2001 amounts to compare with the 2002 treatment, earnings from continuing operations for 2001 would have been $79.8 million, or 53¢ per diluted share. The earnings and gain/ loss from discontinued operations included in net earnings in 2001 and 2000 related to Arbitron.

        Revenue for 2001 of $1,189.8 million was up $7.9 million over 2000. Earnings from continuing operations in 2001 of $49.5 million, or 33¢ per diluted share, were down $30.0 million from $79.5 million, or 54¢ per diluted share, for 2000. If we eliminate goodwill amortization and related income taxes from the 2000 amount, as we have done in the 2002 and 2001 comparison, earnings from continuing operations for 2000 would have been $109.1 million, or 74¢ per diluted share.

        Operational and economic factors affecting these results are further discussed in the annual comparisons sections entitled “Consolidated Results — Overview” and “Business Segment Results” that appear later in this discussion.

        In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development expense

•	“EBIT” represents earnings before interest and taxes

•	“Other” relates to the results of our corporate center operations that were not allocated to our HRS and Comdata business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

•	“UK” represents the United Kingdom

•	“U.S.” represents the United States

       2002 Compared to 2001

Statements of Operations Comparisons

(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue	$1,192.7	$1,189.8	2.9	0.2	100.0	100.0
Cost of revenue	574.5	581.1	(6.6)	(1.1)	48.2	48.8
SG&A expense*	375.3	369.5	5.8	1.6	31.5	31.1
R&D expense	59.3	59.0	0.3	0.5	5.0	5.0
Other expense (income)	34.3	48.2	(13.9)	(28.9)	2.9	4.1
Total costs and expenses*	1,043.4	1,057.8	(14.4)	(1.4)	87.5	88.9
EBIT*	149.3	132.0	17.3	13.2	12.5	11.1
Interest income	2.1	6.5	(4.4)	(67.7)	0.2	0.5
Interest expense	(6.6)	(19.0)	12.4	(65.2)	(0.6)	(1.6)
Earnings before income taxes*	144.8	119.5	25.3	21.2	12.1	10.0
Income taxes*	51.1	39.7	11.4	28.9	4.3	3.3
Earnings from continuing operations*	$93.7	$79.8	13.9	17.4	7.9	6.7
Diluted EPS from continuing operations*	$0.62	$0.53	0.09	17.0	NM	NM
Earnings from cont. ops. as reported	$93.7	$49.5	44.2	89.1	7.9	4.2
Diluted EPS from cont. ops. as reported	$0.62	$0.33	0.29	87.9	NM	NM

(*)	We eliminated goodwill amortization from reported 2001 amounts in order to compare with the required treatment for 2002. Its elimination reduced SG&A expense by $35.1 million and increased income taxes by $4.8 million. In turn, this increased earnings from continuing operations by $30.3 million and earnings per diluted share by 20¢.

       Consolidated Results — Overview

        The following factors significantly influenced our revenue and profitability performances in 2002:

•	Lower employment levels of our HRS customers

•	The impact of lower interest rates on our investments of HRS customer funds

•	Higher level of HRS payroll and tax filing installations

•	Acquisitions and dispositions of businesses in HRS

•	Variability in Comdata retail card and point of sale terminal sales

•	Changes in fuel prices and transaction volumes at Comdata

        As publicly reported employment levels in the private sector continued to fall during 2002, so did employment levels for our HRS customers, although at a slower rate of decline than we experienced in 2001. These lower employment levels translated into fewer fee-producing transactions and lower balances of customer funds available for revenue-producing investment. Interest rates continued to decline in 2002, though not as steeply as in 2001. Our strategy of investing a portion of customer funds in long-term securities and using interest rate contracts to reduce the variability in investment yields limited the adverse effect of lower rates. While we continued to experience HRS customer deferrals of installations in 2002, the install rate increased significantly during the last half of the year. We disposed of our Usertech business in the third quarter of 2001; and in 2002 acquired SYLINQ Corporation in March, HR Comply in June and certain assets of Great Lakes Strategies in December. We further describe our business and asset acquisitions in a note to our consolidated financial statements entitled “Investing Activity” and in the “Financial Condition” section of this discussion under the heading “Investing.”

        An uncertain retail environment and tighter card inventory controls by Comdata’s retail card customers increased the variability and reduced the growth rate of revenue in that business in 2002. Sales of point of sale terminals by Comdata slowed in 2002 along with the economy. Over the course of 2002, the volume of Comdata transportation card transactions increased modestly, while fuel prices rose over the prior year level in the fourth quarter of 2002. Further details are provided in the following section entitled “Business Segment Results.”

        Our total costs and expenses (without goodwill amortization) for 2002 decreased by $14.4 million from the 2001 amount. Cost of revenue declined by $6.6 million while SG&A expense increased by $5.8 million. R&D expense changed little between the two years. Other expense (income) amounted to $34.3 million in 2002 compared to $48.2 million in 2001, down $13.9 million. The principal contributors to other expense (income) in 2002 included unusual items consisting of asset write-downs of $24.6 million involving minority investments, software and factoring receivables and net charges of $10.2 million largely related to business consolidation efforts. Other expense (income) for 2001 included unusual items consisting of $53.7 million of litigation costs and $12.8 million of asset write-downs and consolidation costs, offset by gains of $18.2 million from marketable and derivative securities. Unusual items reported in other expense (income) are described in the section of this discussion entitled “Unusual Items.” Further details on total costs and expenses are provided in the following section entitled “Business Segment Results.”

        Our 2002 interest income decreased by $4.4 million compared to 2001 due largely to lower rates. We also received interest income in 2001 related to a tax refund and from yields on an accumulation of cash in the first quarter of 2001 in preparation for the Arbitron spin-off.

        Our 2002 interest expense declined by $12.4 million compared to 2001 as a result of a lower level of outstanding debt and lower interest rates. By the end of 2001, we had paid all amounts outstanding under our Canadian revolving credit agreements. At the time of the Arbitron spin-off in March 2001, we retired $430.0 million of 7.25% senior notes by using a $225.0 million payment by Arbitron, a drawing of $235.0 million on our U.S. revolving credit facility and existing cash balances. The Canadian facility and the senior notes contributed $8.3 million to 2001 interest expense. During 2002, we reduced our borrowings under U.S. credit facilities from $235.0 million to $190.0. The average outstanding balance under these facilities decreased from $208.6 million in 2001 to $207.3 million in 2002. Our average effective interest rate on these facilities declined from 4.73% in 2001 to 2.67% in 2002. A further discussion of our financing arrangements can be found in a note to the consolidated financial statements entitled “Financing” and in the Financial Condition section of this discussion under the heading “Financing.”

        Income taxes, including the goodwill adjustment, increased by $11.4 million from 2001 to 2002 due largely to the increase in earnings before income taxes. The reported effective tax rate decreased from 41.3% for 2001 to 35.3% for 2002 largely due to the elimination of goodwill amortization for financial reporting purposes in 2002. Much of the goodwill amortization was not tax deductible.

       Business Segment Results

Segment Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue
HRS	$878.1	$873.8	4.3	0.5	73.6	73.4
Comdata	314.6	316.0	(1.4)	(0.3)	26.4	26.6
Total	$1,192.7	$1,189.8	2.9	0.2	100.0	100.0
EBIT*
HRS	$50.6	$74.9	(24.3)	(32.5)	5.8	8.6
Comdata	94.6	42.8	51.8	121.2	30.0	13.5
Other	4.1	14.3	(10.2)	(71.0)	NM	NM
Total	$149.3	$132.0	17.3	13.2	12.5	11.1

(*)	We eliminated goodwill amortization from reported 2001 amounts in order to compare with the required treatment for 2002. Its elimination reduced SG&A expense and increased EBIT by $26.2 million for HRS and $8.9 million for Comdata.

        HRS. The increase in HRS revenue in 2002 compared to 2001 reflected increases of $3.6 million from ongoing U.S. operations and $7.8 million from HRS operations in Canada and the United Kingdom. The sale of our Usertech employee training business in August 2001 adversely affected the comparison by $7.1 million, reducing the net increase over 2001 to $4.3 million. Businesses acquired during 2002 provided $6.4 million of the U.S. operations revenue benefit to the comparison, as well as post-acquisition revenue growth.

        Revenue from U.S. operations benefited from increases of $8.3 million in benefits services revenue and $4.3 million from LifeWorks employee assistance services, due primarily to acquisitions. Payroll and tax filing services in the U.S. experienced a $9.0 million reduction in revenue compared to 2001. The reduced revenue largely reflected lower customer employment levels and lower investment yields. The decline in customer employment levels stood at approximately 1.5% at the end of 2002 compared to approximately 3% at the end of 2001. We estimate that 1.5% decline represents approximately $20.6 million of lost revenue in 2002. Interest income from investment of payroll and tax filing funds and benefits services customer deposits included in HRS revenue decreased by $13.0 million as the average yield fell from 5.50% for the 2001 period to 4.83% for the 2002 period. The revenue comparison benefited from a higher level of payroll and tax filing installations, particularly in the last half of the year, and a targeted price increase effected in the first quarter of 2002. The average balance of these investments for 2002 remained at the 2001 level as the benefit from a pickup in installations offset the adverse effect of the decline in the number of employees of existing customers and lower U.S. Federal income tax withholding resulting from tax rate reductions effective in July 2001 and January 2002.

        Revenue performance for Canada changed little from the 2001 level in 2002 as the adverse effects of lower employment levels at larger customers and lower investment yields were largely offset by growth in the small business market and nonrecurring sales. Centrefile operations in the UK produced $7.8 million more revenue in 2002 than in 2001 due to growth in outsourcing revenue and expansion of services offerings. Changes in foreign currency exchange rates benefited the international operations revenue comparison by $1.6 million in 2002.

        During 2002, we had in place active interest rate contracts covering an average of $800.0 million of short-term customer funds investments that, at December 31, 2002, had an average floor of 5.08% and cap of 5.91%. These contracts, along with longer term investments and floating rate debt, reduced the impact of the decline in interest rates during 2002. During 2002, use of these interest rate contracts benefited revenue cash flows by $26.9 million and is expected to benefit 2003 revenue cash flows by $29.0 million based on expected future interest rates. Interest rate contracts are further discussed in notes to our consolidated financial statements entitled, “Accounting Policies,” under the heading “Cash and Investments, including Derivatives,” and “Commitments and Contingencies” and in Part II, Item 7A of this report.

        HRS costs and expenses (without 2001 goodwill amortization of $26.2 million in SG&A expense) increased by $28.6 million from 2001 to 2002. An increase in other expense (income) of $22.5 million represented the largest part of the increase. The sale of Usertech in August 2001 resulted in reductions of $5.4 million in the cost of revenue comparison, $3.3 million in the SG&A comparison and $3.3 million in the other expense (income) comparison.

        Cost of revenue (without Usertech) increased by $5.3 million in 2002 compared to 2001. The consolidation of 25 district processing centers into 4 regional centers and other productivity efforts during the past two years reduced U.S. payroll and tax filing cost of revenue by $15.6 million compared to 2001, primarily by staff reductions. Higher levels of depreciation and amortization and increased royalties added $3.2 million to payroll and tax filing cost of revenue in 2002.

        In 2002, we benefited from a full year of cost of revenue savings of $4.0 million from the 2001 consolidation of our Boston LifeWorks operation into our Philadelphia LifeWorks operation. We also incurred incremental costs in LifeWorks of $1.2 million in 2001 related to the 9/11 event. We reduced our LifeWorks costs in 2002 by another $4.4 million largely by bringing research activities in-house that had been provided by outside consultants. Cost of revenue of $3.8 million from the addition of HR Comply in 2002 offset these LifeWorks savings.

        Cost of revenue in benefits services operations increased by $17.1 million of which $3.3 million resulted from the added costs of SYLINQ and Great Lakes Strategies in 2002. Early in 2002, we closed facilities in California and Virginia and transferred their retirement planning services activities into other benefits services operations. In connection with this consolidation, we incurred transitional and additional systems costs of approximately $6.8 million in the third and fourth quarter of 2002 that were included in cost of revenue. Other increases in benefits services operations cost of revenue of $7.0 million in 2002 related primarily to a higher volume of activity and reassignment of duties to administrative functions.

        Cost of revenue in Canada operations increased by $2.6 million in 2002 due primarily to an increase in the proportion of revenue from nonrecurring sales and the introduction of new service offerings. Cost of revenue in UK operations increased by $3.8 million primarily as a result of revenue growth and geographic market expansion.

        The 2002 increase in SG&A expense (without goodwill amortization and Usertech) for HRS amounted to $7.3 million over the 2001 amount. Selling expense in HRS grew by $11.9 million in comparison to 2001 reflecting increased marketing efforts in the U.S. and UK and higher commissions arising from the continued growth in orders. The increased marketing effort in U.S. operations related in large part to acquired businesses and small business development. Usertech expenses, eliminated by its sale, reduced the increase in selling expense by $0.9 million. General and administrative expense in 2002 decreased by $4.6 million, primarily in U.S. operations, due to the elimination of 2001 Usertech expenses of $2.4 million from the comparison. Cost savings from facility consolidations and reduced provisions for incentive compensation further reduced these costs. R&D expense increased by $2.2 million over 2001, reflecting additional U.S. payroll, benefit services and tax filing services product development efforts. The increase in other expense (income) from $3.7 million in 2001 to $26.1 million in 2002 is further discussed in the section below entitled “Unusual Items.”

        Comdata. Comdata revenue decreased by $1.4 million in 2002 compared to 2001 as general economic conditions restrained revenue performance. Transaction volume in the over-the-road transportation business rose less than 1% for the full year 2002 compared to 2001, although in the fourth quarter of 2002 volume rose about 3% over the prior year quarter. A lower average fuel price for 2002 reduced revenue by $2.4 million compared to 2001, although fuel prices rose above the prior year level in late 2002. Revenue from retail card sales and transaction processing for 2002 increased by $1.6 million. An increase of $3.8 million in card transaction revenue was reduced by a decrease of $2.2 million in card sales revenue. We believe that uncertainty about the retail environment and stricter inventory management by retail card customers restrained the volume of card sales until the fourth quarter of 2002, when card revenue rose above the prior year quarter. Revenue from sales of point of sale terminals decreased by $4.5 million in 2002 as customers limited their capital spending; while truck stop service fees increased by $2.8 million. Business fleet revenue grew by $2.1 million in 2002 over 2001 as major local fueling customers increased their utilization of Comdata products and services. Phone services revenue declined by $2.0 million in 2002 as Comdata continues to furnish these low margin services to complement other offerings. Regulatory compliance revenue, including permitting and pilot services, declined by $4.6 million compared to 2001 as cooperative efforts by permit issuers continued to reduce the volume of transactions. Factoring operations contributed an additional $3.9 million to 2002 revenue over 2001 and revenue from growth in non-transportation card use increased by $1.7 million in 2002.

        Comdata reduced costs and expenses (without 2001 goodwill amortization of $8.9 million) by $53.2 million in 2002 compared to 2001. Costs and expenses included a $9.8 million factoring receivables loss in the third quarter of 2002 and $52.4 million of litigation costs in the second quarter of 2001. We further described the factoring receivables loss and litigation costs later in this discussion in the section entitled “Unusual Items.” Without regard to those nonrecurring items, Comdata’s costs and expenses in 2002 decreased by $10.6 million compared to 2001. Comdata increased its provision for doubtful accounts in cost of revenue by $1.3 million in 2002 over 2001 due largely to a bankruptcy filing by a major customer. Reductions in cost of revenue included $1.4 million of lower costs associated with lower retail cash card sales and $1.5 million of lower phone services costs, both of which have a relatively low profit margin. The lower levels of sales of point of sale terminals and regulatory compliance services and renegotiated telecommunications rates also contributed $2.5 million to reducing cost of revenue. Cost savings in 2002 from operating efficiency efforts in customer relations and technology functions produced a $3.6 million reduction in cost of revenue and a $1.9 million reduction in R&D expense compared to 2001. Costs related to the cancellation of the outsourced transaction processing contract and facility consolidations, included in other expense (income), declined from $6.6 million in 2001 to $3.0 million in 2002. These costs are further described in the section below entitled “Unusual Items.”

        Other. The reported EBIT of $4.1 million for 2002 results from reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. The reported EBIT for 2001 includes a gain of $15.6 million related to sales of marketable securities described in the note to consolidated financial statements entitled “Investing Activity.” The 2001 gain was reduced by a provision for litigation costs not allocated to the business segments. Further details on these unusual gains and losses appear in the following section entitled “Unusual Items.”

       2001 Compared to 2000

Statements of Operations Comparisons

(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue	$1,189.8	$1,181.9	7.9	0.7	100.0	100.0
Cost of revenue	581.1	565.2	15.9	2.8	48.8	47.8
SG&A expense*	369.5	324.9	44.6	13.8	31.1	27.5
R&D expense	59.0	62.8	(3.8)	(6.0)	5.0	5.3
Other expense (income)	48.2	31.7	16.5	52.2	4.1	2.7
Total costs and expenses*	1,057.8	984.6	73.2	7.4	88.9	83.3
EBIT*	132.0	197.3	(65.3)	(33.2)	11.1	16.7
Interest income	6.5	4.7	1.8	39.0	0.5	0.4
Interest expense	(19.0)	(39.8)	20.8	(52.3)	(1.6)	(3.4)
Earnings before income taxes*	119.5	162.2	(42.7)	(26.4)	10.0	13.7
Income taxes	39.7	53.1	(13.4)	(25.3)	3.3	4.5
Earnings from continuing operations*	$79.8	$109.1	(29.3)	(26.9)	6.7	9.2
Diluted EPS from continuing operations*	$0.53	$0.74	(0.21)	(27.0)	NM	NM
Earnings from cont. ops. as reported	$49.5	$79.5	(30.0)	(37.7)	4.2	6.8
Diluted EPS from cont. ops. as reported	$0.33	$0.54	(0.21)	(38.9)	NM	NM

(*)	Goodwill amortization has been eliminated from reported results in this table in order to compare with the required treatment for 2002. Its elimination reduced SG&A expense by $35.1 million in 2001 and $34.4 million in 2000 and increased income taxes by $4.8 million in each year. In turn, this increased earnings from continuing operations by $30.3 million for 2001 and $29.6 million for 2000, or 20¢ per diluted share in each year.

       Consolidated Results — Overview

        Comparing 2001 to 2000, our consolidated revenue increased by $7.9 million while HRS revenue increased by 0.1% and Comdata revenue increased by 2.3%. Revenue comparisons are further discussed in the following section entitled “Business Segment Results.” The following factors significantly affected our revenue performance in 2001.

•	Lower employment levels of our HRS customers and a lower volume of card transactions for Comdata due to the general economic slowdown in the U.S.

•	The impact of lower interest rates on our investments of HRS customer funds

•	Increased utilization of Comdata’s retail cash cards

•	Falling diesel fuel prices on price-related Comdata transaction revenue

•	Dispositions of the HRS Usertech and the Comdata phone resale businesses

•	Strength of the U.S. dollar against HRS Canada and UK local currencies

        Our total costs and expenses for 2001 increased by $73.2 million over the comparable 2000 amount. HRS costs and expenses increased by $24.7 million from 2000 to 2001 with an increase of $44.1 million in selling expense offset in part by a $33.4 million decrease in net unusual losses. Comdata’s costs and expenses increased by $53.7 million from 2000 to 2001 including a first quarter 2001 unusual charge of $6.6 million for termination of an outsourced transaction processing contract (which this discussion refers to as the “outsourced contract”) and a second quarter 2001 unusual charge of $52.4 million related to settlement of litigation. These charges were offset in part by estimated savings of $10.8 million from the outsourced contract termination including $4.0 million in cost of revenue, $3.1 million in SG&A expense and $3.7 million in R&D expense. Comdata unusual charges recorded in 2000 were $2.6 million. The increase in total costs and expenses for our business segments was reduced by a net increase of $5.2 million in unusual gains not allocated to the business segments. Comparative costs and expenses are further discussed in the following sections entitled “Business Segment Results” and “Unusual Items.”

        Our 2001 interest income increased by $1.8 million over the 2000 amount, even though interest rates declined. The increase was largely due to interest on a state tax refund received during 2001 and an accumulation of cash in the first quarter of 2001 in preparation for the spin-off. Interest expense decreased by $20.8 million due primarily to the refinancing of our debt in connection with the spin-off, which is further described in a note to our consolidated financial statements entitled “Financing,” and lower interest rates. The average interest rates on borrowings under the revolving credit agreements of our Canadian subsidiary decreased from 6.14% in 2000 to 5.49% in 2001 and on our U.S. revolving credit facility from 6.79% in 2000 to 4.73% in 2001. Our income taxes decreased by $13.4 million in comparison with 2000 due primarily to the decrease in pre-tax earnings. Our reported effective tax rate for 2001, including the effect of goodwill amortization, increased to 41.3% compared to 37.8% for 2000, as the ratio of nondeductible goodwill expense to pre-tax income increased. Without regard to the goodwill amortization effect, our effective tax rate would have been about 36% for both years.

       Business Segment Results

Segment Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue
HRS	$873.8	$873.1	0.7	0.1	73.4	73.9
Comdata	316.0	308.8	7.2	2.3	26.6	26.1
Total	$1,189.8	$1,181.9	7.9	0.7	100.0	100.0
EBIT
HRS	$74.9	$98.9	(24.0)	(24.3)	8.6	11.3
Comdata	42.8	89.3	(46.5)	(52.1)	13.5	28.9
Other	14.3	9.1	5.2	NM	NM	NM
Total	$132.0	$197.3	(65.3)	(33.2)	11.1	16.7

*	We eliminated goodwill amortization from costs and expenses in this presentation in order to compare with the required treatment for 2002. Its elimination increased 2001 and 2000 EBIT, respectively, by $26.2 million and $26.4 million for HRS and by $8.9 million and $8.0 million for Comdata for a total of $35.1 million and $34.4 million.

        HRS. Our HRS revenue in 2001 increased by $0.7 million compared to 2000. Increases totaling $13.5 million in our LifeWorks employee effectiveness services and benefits services businesses and $16.2 million in HRS operations in Canada and the United Kingdom largely offset a decrease of $29.0 million in the U.S. payroll and training businesses. We sold our Usertech training business during the third quarter of 2001, which reduced the revenue comparison by $7.4 million. The reduction in U.S. payroll services revenue related primarily to the impact of a general economic slowdown on customer employment levels, a significant decrease in interest rates, and, to a lesser extent, customer-requested installation delays, particularly in late 2001. This reduction was offset in part by a targeted price increase in the first quarter of 2001. Revenue performance for our Canada and UK operations was reduced by $7.7 million in the annual comparison due to the weakness of the Canadian dollar and British pound sterling against the U.S. dollar in 2001. Interest income from investment of payroll and tax filing funds and benefits services customer deposits included in HRS revenue decreased by $13.4 million as the average yield fell from 6.07% for the 2000 period to 5.50% for the 2001 period. The average balance of these investments was down by 2.0% in comparison with 2000 largely due to a decrease in the number of employees of our existing customers and reduced U.S. Federal income tax withholding resulting from tax legislation effective in July 2001.

        During 2001, we had in place interest rate contracts with an average floor of 5.23% covering an average of $758.3 million of short-term payroll and tax filing fund investments that, along with longer term investments and floating rate debt, reduced the impact of the decline in interest rates during the year.

        HRS costs and expenses (without goodwill amortization) increased by $24.7 million from 2000 to 2001. Cost of revenue for 2001 increased by $13.1 million over 2000 as direct costs rose in line with revenue increases in the LifeWorks, benefits services and non-U.S. HRS businesses. Also included in the increase of cost of revenue for HRS were $1.2 million of incremental costs associated with increased volume in the employee assistance services of the work-life services business related to the 9/11 event, and generally higher compensation costs. The increase in HRS SG&A expense in 2001 amounted to $46.2 million over the 2000 amount. The increase was due largely to an increase in selling expense of $44.1 million, reflecting the addition of approximately 160 sales personnel in U.S. operations in late 2000 and early 2001, reorganization costs and higher compensation levels. General and administrative expense (without goodwill amortization) increased by $2.1 million as improved organizational efficiency and reduced provisions for incentive payouts largely offset the impact of management reorganization costs and higher compensation levels in 2001. R&D expense, reflecting U.S. payroll, benefit services and tax filing services product development efforts, changed little from the 2000 level. The decrease from $37.0 million in 2000 to $3.6 million in 2001 in net unusual losses is further discussed in the section below entitled “Unusual Items.”

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

        Comdata’s costs and expenses (without goodwill amortization) increased by $53.7 million from 2000 to 2001 due largely to the litigation costs of $52.4 million recorded in the second quarter of 2001. Without regard to these litigation costs, total costs and expenses would have increased by $1.3 million in comparison with 2000. Cost of revenue increased by $2.8 million in 2001, as increased costs associated with higher revenue from the retail cash card business were largely offset by the effect of the sale of the phone resale business in July 2000 and cost reduction efforts. The divested business reported $6.8 million in cost of revenue in 2000. The cost reduction efforts saved $5.4 million of which $4.0 million related to bringing an outsourced transaction processing service in-house and $1.4 million related to other cost reduction efforts. The bad debt provision of $12.9 million for 2001 increased by $1.0 million over the 2000 amount as Comdata continued its efforts to improve the quality of customer accounts in the face of the general economic slowdown. Selling, general and administrative expenses (without goodwill amortization) decreased by $0.9 million in comparison with 2000 as additional amortization costs for software and intangibles other than goodwill was more than offset by $3.1 million of administrative expense savings from the termination of the outsourced contract. R&D expense decreased by $3.7 million due largely to development cost savings resulting from the outsourced contract termination. Other expense (income) in 2001 included litigation costs of $52.4 million and a first quarter $6.6 million charge resulting from the outsourced contract termination. Other expense (income) in 2000 included $2.6 million of first quarter unusual charges for severance and other exit costs related primarily to facility closures. These unusual charges are further described in the section below entitled “Unusual Items.”

        Other. The reported EBIT for 2001 related to gains of $15.6 million from the sale of marketable securities described in a note to our consolidated financial statements entitled “Investing Activity,” and a provision for legal costs of $1.3 million. The reported EBIT for 2000 relates to the recovery of accruals in the amount of $10.0 million from unusual charges recorded in 1997, reduced by $0.9 million of severance costs included in the first quarter 2000 unusual charges. Further details on unusual charges and recoveries are provided in the section below entitled “Unusual Items.”

       Unusual Items

        The comparison of our earnings from continuing operations is significantly affected by a number of unusual events and transactions. We also have presented information on this subject in a note to our consolidated financial statements entitled “Supplementary Data to Statements of Operations.”

Unusual Losses (Gains or Recoveries)

(Dollars in millions)

	December 31
	Years Ended

	2002	2001	2000

Accrued exit costs, net of recoveries	$13.5	$6.7	$12.2
Factoring receivables loss	9.8	—	—
Asset write-downs	6.7	6.1	18.3
Loss (gain) on sale of marketable securities	6.3	(15.6)	—
Loss (gain) on derivative securities	1.8	(2.6)	—
Litigation costs	0.8	53.7	—
Reduction in environmental accrual	(4.1)	—	—

Total unusual losses reported in other expense (income)	$34.8	$48.3	$30.5

HRS	$26.1	$3.6	$37.0
Comdata	12.8	59.0	2.6
Other	(4.1)	(14.3)	(9.1)

Total unusual losses reported in other expense (income)	$34.8	$48.3	$30.5

        During the first quarter of 2002, we announced a series of actions intended to consolidate certain operations in both of our business segments and recorded accrued exit costs of $9.0 million. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 million for exit costs. We completed this effort before the end of 2002 and estimate that we saved approximately $6.5 million during 2002, primarily from staff reductions, and anticipate that we will reduce our costs by approximately $12 million annually going forward. Of the $7.5 million accrual, $5.3 million related to severance costs for 317 employees all of whom were terminated by December 31, 2002, and $2.2 million represented other exit costs, primarily related to lease terminations. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 67 terminated by December 31, 2002, and other exit costs of $0.5 million, primarily related to lease terminations.

        HRS recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate. Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligations, which revealed a reduced requirement for certain of these obligations that were previously established. As a result, we credited $4.1 million to other expense (income) and removed that amount from other noncurrent liabilities.

        During the third quarter of 2002, we examined purchases of receivables from certain trucking companies by Comdata’s factoring business that had grown rapidly during 2002 and found that the debtors could not be verified. In the meantime, the parties that had sold us the receivables declared bankruptcy. We notified the appropriate authorities in efforts to have appropriate inquiries made with respect to this matter and have initiated a number of civil actions and discovery efforts. We have also made certain modifications to our policies and procedures related to the factoring business. We are seeking to identify and recover assets to cover all or some of the amount owed and to obtain any recovery available under the terms of our insurance coverage. Since the amount of potential recovery cannot be determined at this time, we have recorded the full amount of the loss of $9.8 million, including $0.3 million of investigative costs incurred. Due to the unusual and non-recurring nature of the loss, we have reported the loss as other expense (income).

        In the fourth quarter of 2002, we reviewed the status of accrued exit costs and revised the estimated amounts to reduce the severance cost provisions made by HRS in the first quarter of 2002 by $0.8 million and in the first quarter of 2000 by $0.3 million and by Comdata in the first quarter of 2002 by $0.3 million. We also incurred additional expense in HRS for severance costs of $1.3 million, involving 81 employees, and other exit costs of $2.9 million and in Comdata for severance costs of $0.6 million, involving 41 employees, and other exit costs of $1.1 million. We paid all of the additional HRS severance costs during the fourth quarter of 2002. The other exit costs largely represented lease commitments, net of expected recoveries. At December 31, 2002, we remained obligated for 2002 accrued exit costs of $5.0 million of which $0.8 million represented severance costs and $4.2 million other exit costs.

        Also in the fourth quarter of 2002, HRS recorded a $7.8 million write-down of the carrying values of certain marketable equity and cost-based investments, recorded a $1.8 million loss related to derivatives and wrote off the $0.3 million carrying value of an abandoned software product. The investment write-down related primarily to our December 2001 cost-based investment in U.S.I. Holdings preferred stock in connection with a joint marketing agreement, which was converted to common stock as a result of an initial public offering in October 2002. The $1.8 million loss on derivatives represented the amortization of a portion of the previously deferred $2.6 million gain on derivatives recorded in the first quarter of 2001. The remaining $0.8 million will be charged to operations during 2003 as the derivatives to which the deferred gain relates expire. We also recorded $0.8 million of other unusual costs in HRS for a litigation settlement.

        The 2001 gain on sale of marketable securities of $15.6 million related to our sale of HotJobs.com, Ltd. common stock and is further described in a note to the consolidated financial statements entitled “Investing Activity.” The first quarter 2001 gain on derivative securities of $2.6 million resulted from the application of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted at that date. The second quarter 2001 litigation costs include a settlement of $49.0 million and associated costs of $3.4 million related to litigation involving Comdata and a provision of $1.3 million for litigation costs not allocated to the business segments.

        During the first quarter of 2001, we took certain actions, described below, that were expected to improve operational efficiency, take advantage of technological opportunities and further focus our human resource businesses. These actions resulted in accrued exit costs of $9.9 million and asset write-downs of $6.1 million. We paid these accrued exit costs in full by the end of 2001. We also recovered $3.2 million of costs accrued during the first quarter of 2000, due to a revision of the estimated cost related to those actions.

        In February 2001, Comdata decided to terminate an outsourced contract for transaction processing and software development and bring those activities in-house. This action was intended to improve management control over these activities and reduce costs. The termination charge of $6.6 million was recorded and paid during the first quarter of 2001. In order to implement the in-house operation, Comdata hired a number of personnel from the outsourcing contractor and made incremental investments in capitalized equipment and software of $7.4 million in the same quarter. During the course of 2001, Comdata realized cost savings of approximately $10.8 million related to this action.

        In March 2001, HRS transferred most of its LifeWorks employee effectiveness services operation in Boston, Massachusetts into a related operation in Philadelphia, Pennsylvania and we decided to sell our Usertech employee training business. As a result of these actions, unrecoverable goodwill of $1.9 million related to Usertech and $1.1 million of equipment related to the Boston operation were recorded as asset write-downs. We sold Usertech in the third quarter of 2001. In addition, HRS charged $2.3 million of severance costs for approximately 250 employees and $1.0 million of excess facility costs to operations and recorded as accrued exit costs. These charges were offset in part by the recovery of $3.2 million of the estimated severance costs accrued in the first quarter of 2000, due primarily to a reduction in the scale of the downsizing of the St. Louis, Missouri customer services operations. Also in March 2001, HRS reassessed its strategy for developing software to serve its middle market payroll and tax filing customers and conducted an impairment review of internally developed software related to this effort. As a result, $3.1 million of unrecoverable cost related to this software development effort was recognized as an asset write-down.

        On January 25, 2000, we announced actions to improve customer service and the quality of operations, particularly in the U.S. payroll business. The principal actions taken to achieve these objectives included decentralization of the U.S. payroll business customer service operations, termination of certain product development efforts, and realignment of certain management responsibilities and consolidation of similar operations. Decentralization of U.S. payroll customer service operations involved the downsizing of staff and space usage in a centralized facility in St. Louis, Missouri and the transfer of these responsibilities to district offices. The termination of certain product development efforts required a reassessment of the recoverability of goodwill and other intangibles and capitalized development costs, which resulted in a reduction in the carrying values of those assets and staff reductions. Realignment of certain management responsibilities involved staffing changes in a number of senior management positions. The consolidation of similar operations led to staff reductions as well as the identification of excess space and furnishings and related charges for asset write-downs and future rental obligations.

        In March 2000, we approved plans to execute these actions and recorded as other expense (income) charges of $44.7 million in first quarter 2000. These charges included $26.4 million of accrued exit costs and $18.3 million for asset write-downs. Exit costs for severance involved involuntary termination notices for approximately 500 employment positions, primarily in HRS, of which approximately 466 had been eliminated by December 31, 2000 with the remainder in early 2001. The other exit costs were primarily the lease cost for idled facilities and contract termination fees. By December 31, 2002, those accrued exit costs had been paid in full. Asset write-downs included the write-off of capitalized software amounts related to a software development contract that was terminated in the first quarter 2000, certain property and equipment abandoned at a number of idled facilities, and certain goodwill and intangible asset balances with respect to two previous acquisitions.

        With respect to accrued amounts related to certain actions we had taken in 1997, we paid the remaining $6.4 million of accrued costs during the year ended December 31, 2000. Additionally, during the first quarter of 2000, we credited other expense (income) with a recovery of $14.2 million of unused accruals established in connection with these 1997 actions. This recovery relates to the reversal of the amount accrued in excess of the settlement amount for a securities litigation matter that was finalized on March 31, 2000.

Financial Condition

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Years ended December 31,

	2002	2001	2000

Operating activities	$165.0	$183.0	$269.2
Investing activities	(120.9)	(106.7)	(107.9)
Financing activities	(15.1)	(56.1)	(101.3)

Net cash flows provided (used)	$29.0	$20.2	$60.0

Cash and equivalents at end of year	$167.7	$138.7	$118.5

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Years ended December 31,

	2002	2001	2000

Earnings from continuing operations	$93.7	$49.5	$79.5
Deferred income tax provision	14.0	30.7	45.4
Depreciation and amortization	75.9	105.4	97.2
Provision for doubtful accounts	17.0	15.8	14.8
Asset write-downs	6.7	6.1	18.3
Loss (gain) on marketable and derivative securities	8.1	(19.2)	—
Other reconciling items	(13.8)	(9.0)	(6.8)

From continuing operations earnings	201.6	179.3	248.4
From continuing operations working capital activities	(36.6)	4.5	(4.0)

Operating cash flows from continuing operations	165.0	183.8	244.4
From discontinued operations	—	(0.8)	24.8

Cash flows provided by operating activities	$165.0	$183.0	$269.2

       Cash Flows

       Cash Balances and Operations

        Our cash and equivalents increased by $29.0 million to $167.7 million during 2002 as we used operating cash flows and cash balances to fund investing activities and repay debt. In 2001, our cash and equivalents increased by $20.2 million to $138.7 million as operating cash flows provided funds for investing, primarily for capital assets at a level comparable to 2000, and to reduce debt. During 2000, cash and equivalents increased by $60.0 million to $118.5 million as strong operating cash flows fully funded investing activities and provided funding for debt reduction.

        Our operating cash flows from continuing operations decreased by $18.8 million during 2002 as compared to 2001 primarily due to a buildup of receivables at the end of 2002. Cash provided by earnings from continuing operations grew by $22.3 million while cash outflows from continuing operations working capital activities reduced operating cash flows by $41.1 million. Our 2001 operating cash flows from earnings included the $34.1 million after-tax effect of the nonrecurring Comdata litigation costs described in the previous section entitled “Unusual Items.” The decrease in the amount of depreciation and amortization largely reflects the elimination from earnings of the charge for goodwill amortization effective for 2002. The increased use of cash for working capital activities reflected a net cash outflow from a build-up of receivables in 2002 of $20.8 million compared to a $58.6 million net cash inflow from liquidation of receivables in 2001. When comparing the working capital cash flows for 2002 to 2001, the total $79.4 million increase in cash utilized by receivables related substantially to Comdata receivables activity and was offset in part by a increase of $26.4 million in cash provided by Comdata drafts payable in those periods. Comdata receivables increased by $26.2 million during 2002 compared to a decrease of $55.5 million during 2001. The increase during 2002 reflected increases in factoring, business fleet and retail card receivables, offset in part by a decrease in other transportation receivables. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata at December 31, 2001 also affected the comparison of net cash provided by or utilized for drafts payable and receivables outstanding in 2002 and 2001 as described in the following paragraph.

        Our operating cash flows for 2001 decreased by $86.2 million from the 2000 level due primarily to lower cash flows from earnings, which in 2001 were reduced by the $34.1 million after-tax effect payment of the Comdata litigation costs. Without regard to the effect of these litigation costs, 2001 operating cash flows from continuing operations of $183.8 million would have been $217.9 million and operating cash flows from continuing operations earnings of $179.3 million would have been $213.4 million. Working capital activities of continuing operations provided $8.5 million more cash during 2001 than in 2000. This change reflected a net cash inflow of $42.8 million from liquidation of receivables in 2001, compared to a net cash outflow from a build-up of receivables of $55.0 million in 2000. When comparing the working capital cash flows for 2001 to 2000, the total $97.8 million increase in cash provided by receivables related substantially to Comdata receivables activity and was offset in part by a decrease of $54.6 million in cash provided by Comdata drafts payable in those periods. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affected the amount of drafts payable and receivables outstanding at the end of 2001. The year 2001 ended on a Monday rather than on a weekend as it had in 2000, which permitted the weekly settlement of an additional amount of receivables and drafts payable in the year 2001 reporting period compared to 2000.

       Investing

        During 2002, our investment in capital expenditures included $31.1 million for property and equipment and $35.0 million for software and development costs. The software development costs included $10.0 million for SourceWeb, a web-enabled payroll/ HR/self-service offering that HRS is rolling out in 2003. During 2002, we also spent $15.6 million to acquire SYLINQ, $8.9 million for HR Comply, $19.0 million for Great Lakes Strategies and a total of $6.8 million for other acquisitions. We described these transactions further in the note to consolidated financial statements entitled “Investing Activity.”

        During 2001, our investment in capital expenditures included $43.2 million for property and equipment and $50.8 million for software and development costs, of which $23.6 million of software and development spending took place during the first quarter. Investing cash flows also included a payment of $10.0 million to Ultimate to acquire a non-exclusive software license. Cash expended for acquisitions during 2001 also included $20.2 million for minority investments intended to expand product offerings in HRS as further discussed in the “Investing Activity” note. Proceeds from sales of businesses and assets of $18.7 million for 2001 principally represented our sale of common stock of HotJobs.com, Ltd., which provided proceeds of $15.6 million.

        Investing cash flows in 2000 included $65.1 million expended for investments in and advances to businesses, including the May acquisition of the remaining ownership interest in Stored Value Systems by Comdata and payments related to purchase acquisitions made during the second quarter of 2000 and in prior years. Our capital expenditures during 2000 amounted to $97.0 million, including software development costs of $30.5 million. Capital expenditures in 2000 also involved $28.5 million, including furnishings and capitalized interest, for our newly constructed headquarters facility and the renovation of an office facility for use by our HRS benefits services business. In November 2000, we sold and leased back real property in Bloomington, Minnesota, constituting our headquarters facility, for $41.0 million in cash. The annual rental cost under the lease is approximately $4.2 million over a 20-year period. In September 2000, we also sold property in Palm Harbor, Florida, formerly used in HRS benefits services operations, for cash proceeds of $12.8 million.

       Financing

        In June 2002, Comdata entered into a $150.0 million receivables securitization facility. The facility has up to a three-year term and used certain of Comdata’s trade receivables as collateral for borrowings. At December 31, 2002, $150.0 million had been drawn against and remained outstanding under this facility. We used those proceeds and additional payments of $45.0 million to reduce borrowings under our $350.0 million revolving credit facility to $40.0 million at the end of 2002. These advances, along with a $2.3 million letter of credit, leave us with unused borrowing capacity of $307.7 million, of which we have designated $150.0 million as backup to the receivables securitization facility. Proceeds from exercises of stock options and employee stock purchase plans during 2002 amounted to $34.9 million compared to $9.1 million in 2001. Higher market prices for Ceridian stock, particularly in the second quarter of 2002, resulted in a higher level of option exercises, which produced the increased proceeds. We purchased 393,000 shares of our common stock on the open market during the last half of 2002 for $5.4 million at an average price, including commissions, of $13.74 per share. When we disposed of the $182.9 million net liabilities of Arbitron discontinued operations at the time of the Arbitron spin-off, our retained earnings increased by that amount. During the third quarter of 2002, we reduced this amount and our net deferred tax asset by $5.7 million based on the filing of 2001 tax returns for the entities involved in the Arbitron spin-off.

        Our financing activities in 2001 largely involved transactions related to the spin-off. At the time of the spin-off, advances of $235.0 million from the January 2001 credit facility, a $225.0 million Arbitron payment and existing cash balances funded the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million domestic revolving credit facility dated July 1997. The redemption of senior notes required a payment of $456.5 million. The establishment of the January 2001 credit facility resulted in the payment of $1.0 million for origination costs to be amortized over the term of the facility. During the second quarter of 2001, we drew an additional $50.0 million of advances on the January 2001 credit facility in connection with the litigation settlement described earlier in this discussion under “Unusual Items.” During 2001, we reduced outstanding advances by payments of $50.0 million to $235.0 million. Another $2.0 million of the credit line was utilized for letters of credit at December 31, 2001. In addition, payments of $18.8 million and currency translation adjustments of $0.3 million extinguished the balance of $19.1 million outstanding on our Canadian revolving credit agreements at December 31, 2000 leaving only a $0.9 million letter of credit outstanding at December 31, 2001. Financing cash flows in 2001 also included cash inflows of $9.1 million from exercises of stock options and employee stock plan purchases.

        Our financing cash outflows in 2000 included the repurchase on the open market of $20.0 million face amount of our outstanding senior notes, a reduction of the amount outstanding under the U.S. revolving credit agreement of $75.0 million, and payments of $19.6 million under the Canadian revolving credit facilities. Financing cash inflows included $15.8 million of cash proceeds from exercises of stock options and employee stock plan purchases.

        For further information on financing cash flows, see a note to our consolidated financial statements entitled “Financing,” and the following section entitled “Liquidity and Capital Resources.”

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

        Our expenditures for capital assets and software presently planned for 2003 total approximately $53.0 million with an estimated allocation of $45.0 million to HRS and $8.0 million to Comdata. Ceridian also plans to continue to grow its business through strategic acquisitions.

        As of December 31, 2002, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $307.7 million of which we have designated $150.0 million as backup to the securitization of Comdata receivables. We are also in compliance with all covenants related to these facilities.

        We have entered into lease and other contractual commitments that are not reflected on our balance sheet at December 31, 2002, under generally accepted accounting principles. The table below describes the annual cash payments for which we are obligated under our financing agreements, which are reported on our balance sheet, and our lease agreements and significant contractual commitments, which are not on our balance sheet, at that date.

Financial Commitments at December 31, 2002

(Dollars in millions)

	2003	2004	2005	2006	2007	Thereafter	Total

Debt payments	$2.0	151.5	—	40.0	—	—	$193.5
Lease payments	$44.1	37.9	30.7	24.2	22.6	111.8	$271.3
Minimum contract payments	$4.5	8.2	8.2	6.3	6.9	1.5	$35.6

        Our debt obligations are described above under the heading “Financing” and in a note to our consolidated financial statements entitled “Financing.” Since we have the capability and intention of continuing our use of short-term borrowings under our Comdata receivables securitization agreement until June 2004 and our revolving credit facility until the facility matures in 2006, the outstanding balances are treated as due on those maturity dates.

        We conduct a substantial portion of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. We remain secondarily liable for future obligations related to assigned leases totaling $1.3 million at December 31, 2002. We do not anticipate any material non-performance by the assignees of these leases.

        In March 2001, we entered into an agreement, amended in early 2002, with Ultimate in which Ultimate granted us a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated ASP offering to our middle market customers. The agreement provided for an immediate payment of $10.0 million for the license and additional payments based on the number of our customers’ employees paid by using the software, subject to minimum and maximum amounts. The future minimum monthly payments amount to $0.5 million per month from January 2004 until January 1, 2006, when the minimum monthly payment will escalate at a rate of 5% per annum.

        Under amendments effective during the first quarter of 2002, we paid $6.0 million in advance representing the minimum obligation for use of the license in 2003 in consideration for a one-year delay in the onset of this obligation. In August 2002, we paid $0.5 million representing an incentive payment for the early delivery of a software upgrade. The noncancelable term of the contract extends until March 2008 at which time either party may terminate the agreement, provided that at least two years prior written notice has been provided to the other party.

        In 2003, HRS expects to place in service software that, in connection with this agreement, will enable HRS to roll out a new payroll service offering for small business customers called SourceWeb. In addition to expenditures made under the agreement, we invested an additional $13.6 million in adapting the licensed software to meet the needs of this market. We expect that operational and marketing costs will be higher in the first year of offering this service, including quarterly payments totaling $2.3 million to Ultimate under a services agreement effective January 1, 2003. In addition, we will be amortizing the capitalized and prepaid costs related to the agreement over a 84-month period. As a result, we expect that the launch of SourceWeb will reduce pre-tax earnings for 2003 by approximately $15.0 million.

        In connection with the acquisition of certain call center assets in December 2002, we entered into royalty and services arrangements that are noncancelable for the first 36 months. Under these arrangements, we are obligated to make minimum payments of $2.2 million in each of 2003, 2004 and 2005.

Critical Accounting Policies

        Ceridian’s significant accounting policies are described in a note to our consolidated financial statements entitled “Accounting Policies.” We consider the most critical of those policies to be revenue recognition and software and development costs recoverability.

        Revenue recognition is primarily affected by the timing of transaction processing and the terms and life of our specific customer contracts. When the fair value of each element of a sales arrangement containing a software product, installation and conversion, and transaction processing elements can be objectively determined, the amounts and timing of revenue recognition from this arrangement are determined for each of the elements in the arrangement. When the fair values of the elements of this arrangement are not determinable, all revenue from the arrangement is recognized equally over the transaction processing term.

        HRS revenue is generated by service fees, income from investment of customer funds, software licenses or subscription fees, and installation and data conversion services. Generally, transaction processing contracts are for a period of one year and service fees for these contracts are recognized as revenue when services have been completed and the amount is billable. Fees for LifeWorks employee effectiveness services are generally contract-based and involve prepayments for services based on the number of customer employees served and the level of service. Revenue from prepayments on these contracts is deferred and recognized as the services are performed. Investment income is recognized as earned. Software license revenue is recognized when the software is delivered, a signed contract exists, the sale price is fixed and collectibility is probable. Revenue from installation and conversion services is non-refundable; is determined on a time and materials basis; and, along with related costs, is deferred and recognized over the installation and conversion period, generally two to four months.

        Comdata revenue is generated from funds transfer, regulatory permit, and retail cash card transaction services as well as sales of point of sale terminals and retail cash cards. Revenue from funds transfer is recognized at the time these transactions take place. Revenue from regulatory permit services is recognized as the services are performed. Revenue related to retail cash cards sales and processing are generally recognized over the life of the card as those services are performed. Revenue from sales of terminals is recognized upon delivery where a signed contract exists, the sale price is fixed and collectibility is probable.

        With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. The amount of these costs shown on our balance sheet at December 31, 2002 was $113.5 million. The elements of software and development costs were purchased software of $32.8 million and internally developed software of $80.7 million. These amounts represent the costs we have invested in these assets, reduced by amortization expense charged against our earnings as the software was used in our operations and by any write-downs as a result of our recoverability analysis. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software. The projections of future cash flows, which are determined by management, are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these assets. The amount of the write-down, if any, is largely dependent on management’s estimates of future cash flows and the selection of an appropriate discount rate. As a result of software recoverability testing during the past three years, we recorded asset write-down losses of $5.2 million in 2002, $3.1 million in 2001 and $9.0 million in 2000.

Cautionary Factors That Could Affect Future Results

        In connection with the “safe harbor” provisions of the Private Securities Reform Act of 1995, we present the cautionary statements set forth below, identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us. You should carefully consider each of the following risks and all of the other information in this report. The risks and uncertainties described below and in this report are not the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our businesses. If any of the risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially affected. If that happens, the trading price of our common stock could decline significantly.

Our revenue depends in large part on our ability to retain customers.

        Customer retention is an important factor in the amount and predictability of revenue and profits in each of our businesses. Our ability to retain our customers depends on a number of factors, including:

•	customer satisfaction

•	product and service offerings by competitors

•	customer service levels

•	price

•	customer viability

        In providing some of our services, particularly HRS services, we incur installation and conversion costs in connection with new customers that will need to be recovered before the contractual relationship will provide incremental profit. Longer customer relationships are likely to be more profitable.

Changes in governmental regulations relating to employee benefits, funds transfer and other matters may negatively impact our revenue and earnings.

        Changes in or the elimination of governmental regulations may adversely affect our revenue and earnings and the way we conduct our businesses. Changes in governmental regulations are difficult to predict and could be significant. For example, the extent and type of benefits that employers are required to or may choose to provide employees and the amount and type of federal or state taxes employers and employees are required to pay will affect the associated new products or services that we may sell. As another example, Comdata is currently licensed on the state level by the banking or financial institutions departments of numerous states. Continued licensing by these states is subject to ongoing satisfaction of compliance requirements regarding safety and soundness, including, for example, posting of surety bonds to guarantee payment of funds in transit. Changes in this regulatory environment, including the implementation of new or varying measures by the U.S. federal government, may significantly affect or change the manner in which Comdata currently conducts some of the aspects of its business.

Our future revenue growth will depend on our ability to continue selling our products and services to our existing customers, introducing new or enhanced products and services, attracting and retaining new customers and selling additional products and services to existing customers.

        We expect that a portion of our anticipated future revenue growth in each of our business segments will be derived from:

•	the continued selling of products and services to our existing customers

•	the planned introduction of new or enhanced products and services in our businesses

•	the selling of products and services to new customers

•	the selling of additional products and services to our existing customers

        How successful we will be in these efforts will depend on a variety of factors, including:

•	our product and service offerings

•	effective sales and marketing efforts

•	our ability to attract new and retain new and existing customers

•	the level of market acceptance and the avoidance of difficulties or delays in development or introduction of new products and services

•	our ability to integrate technology and information systems into our products and services

•	our successful implementation of products and services for new and existing customers

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

        Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we serve, particularly those more economically sensitive industries such as trucking and retail. Approximately 79 percent of Comdata’s revenue for 2002 was attributable to its transportation business. Comdata’s results of operations are, therefore, dependent on the level of activity in the transportation industry, which, in turn, is affected by general economic conditions. For example, a decrease in the number of truck drivers would decrease the number of Comchek transactions and could adversely affect Comdata’s revenues. Similarly, since a significant portion of our fueling transactions are priced by reference to the amount spent on the transaction, our revenue can be significantly affected by changes in diesel fuel prices. Falling diesel fuel prices directly reduce the amounts of revenue and earnings related to these transactions. Rising diesel fuel prices increase our revenue and earnings but also increase the working capital requirements of Comdata and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase diesel fuel using a Comdata payment method.

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

        We expect to continue our efforts to transition to new or enhanced data processing systems and/or software in several of our business units, including systems that process customer data and internal management information systems which provide enhanced data and information services. The successful implementation of these new or enhanced systems will be critical to the effective delivery of products and services and the efficient operation of our businesses. Problems or delays with the installation or initial operation of the new or enhanced systems could disrupt or increase costs in connection with our delivery of services and with our operations planning, financial reporting and management. From time to time, we have experienced these types of problems or delays. For example, in 1997, we terminated a payroll processing development project and incurred an unusual loss of $150.0 million.

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

        One of our growth strategies is to make acquisitions of and investments in complementary businesses, products and technologies that will enable us to add products and services for our core customer base and for adjacent markets, and to expand each of our businesses geographically. Our ability to make these acquisitions and investments will depend on:

•	the availability of suitable acquisition candidates and investments at acceptable costs

•	our ability to compete effectively for these acquisition candidates and investments

•	the availability of capital to complete these acquisitions and investments

        These risks could be heightened if we complete several acquisitions or investments within a relatively short period of time. The benefits of an acquisition or investment may often take considerable time to develop, and we cannot guarantee that any acquisition or investment will in fact produce the revenue, earnings or business synergies that we anticipated.

        In addition, implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities

•	entry into markets in which we may have limited or no experience

•	potential loss of key employees or customers of the acquired businesses

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies and cost savings

•	reallocation of significant amounts of capital from operating initiatives to acquisitions

•	increase in our indebtedness and a limitation in our ability to access additional capital when needed

        In addition, some acquisitions and investments may require the consent of the lenders under our $350 million revolving credit facility, and we cannot predict whether approvals would be forthcoming or the terms on which the lenders would approve these transactions. Also, from an accounting perspective, acquisitions and investments may involve non-recurring charges and significant charges from periodic reassessments of the recoverable value of goodwill and other intangible assets arising from acquisitions that could harm our operating results.

Our $350 million revolving credit and Comdata Receivables Securitization facilities may restrict our operating flexibility.

        The governing documents for our $350 million revolving credit and Comdata Receivables Securitization facilities contain a number of significant provisions that, among other things, restrict our ability to:

•	sell assets

•	incur more indebtedness

•	grant or incur liens on our assets

•	make investments or acquisitions

•	enter into leases or assume contingent obligations

•	engage in mergers or consolidations

•	engage in transactions with our affiliates

        These restrictions could hurt our ability to finance our future operations or capital needs or make acquisitions that may be in our best interest. In addition, our credit facilities require that we satisfy several financial covenants. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under a credit facility. If a default occurs under one of our credit facilities, the lenders under the other facility could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

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

        We have international operations in Canada and the United Kingdom, which in 2002 provided about 22 percent of the revenue from our HRS division and subsidiaries. Our Centrefile Limited subsidiary provides human resource services, payroll processing services and human resource information systems software in the United Kingdom. Centrefile is expanding its payroll services into other countries in Europe by engaging a partner within a country to provide us with payroll administration and processing services for that country. Our Canadian operations handle and hold payroll as well as tax filing funds for our Canadian customers. Comdata also operates in Canada and is expanding into Mexico. Apart from the risks described in this section of the report, international operations are subject to various additional risks which could adversely affect those operations or our business as a whole, including:

•	costs of customizing products and services for foreign customers

•	difficulties in managing and staffing international operations

•	difficulties with or inability to engage partners in Europe

•	reduced protection for intellectual property rights in some countries

•	longer sales and payment cycles

•	the burdens of complying with a wide variety of foreign law

•	exposure to local economic conditions

•	unfavorable currency exchange rates

We expect to continue to implement our plans to improve the performance of our U.S. HRS business, and we cannot assure you that our efforts and the amount we invest in these plans will improve the financial performance of our U.S. HRS business.

        We have ongoing and continued initiatives to invest in and improve the performance of our U.S. HRS business. These initiatives include:

•	transitioning small and medium size business customers to our Internet payroll products

•	improving our customer service model

•	improving customer retention

•	continuing product enhancements

•	investing in our Six Sigma program, an effort that focuses on helping organizations produce products and services better, faster and cheaper

•	consolidating and improving efficiencies at our payroll processing centers and benefits administration operations

•	increasing the effectiveness of our sales efforts

        We cannot assure you that our efforts and the amount we invest in this process will improve the financial performance of our U.S. HRS business, and if so, by how much. If these initiatives are less successful than planned, or the level of investment needs to be increased, our business could be harmed.

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

        In addition, changes in interest rates will affect our revenue and earnings from this source. The average yield on our investment of customer deposits was 4.83 percent in 2002. Interest rate changes are difficult to predict and could be significant. We expect to continue to lessen the impact of interest rate decreases by the use of derivative securities such as interest rate contract transactions that are described in more detail in a note to our consolidated financial statements entitled “Commitments and Contingencies” and under Part II, Item 7A of this report. There can be no assurance that we will be able to use derivative securities such as collars and swaps or obtain them on favorable terms, or to what extent any decrease in investment income would be offset by the use of these derivative securities. If we were unable to secure derivative securities on favorable terms and interest rates decrease, our financial results would be harmed.

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

        Under various service agreements with its customers, our benefit services subsidiary assumes financial responsibility for the payment of the taxes and/or penalties assessed against its customers if a court of competent jurisdiction in a final nonappealable decision determines that our benefit services subsidiary failed to comply with COBRA, failed to comply with HIPAA or liabilities were incurred by its customers arising out of the failure of our benefit services subsidiary to fulfill the obligations under its agreements with its customers, unless these taxes, penalties or liabilities are attributable to the customer’s failure to comply with COBRA or HIPAA or with the terms of the agreement the customer has with our benefit services subsidiary. These taxes, penalties and liabilities could, in some cases, be substantial and could harm our business and operating results. Additionally, the failure of our benefit services subsidiary to comply with applicable provisions of COBRA or HIPAA or to fulfill its obligations under its customer agreements could harm its reputation, its relationship with its customers and its ability to gain new customers.

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

Our HRS business experiences generally higher revenues during first and fourth quarters which may cause our operating results to fluctuate significantly.

        Our HRS business experiences generally higher revenues during the first quarter as a result of higher payroll funds being processed due to year-end bonuses being paid and additional year-end services required, such as the preparation and distribution of W-2s, and during the fourth quarter as result of special reporting requirements. We expect this trend to continue, which could cause our quarterly operating results to fluctuate significantly.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our market risk exposure is primarily interest rate risk related to revenue derived from investments of customer funds. This risk exposure is partially offset by interest expense on floating rate debt obligations and by investments in longer-term securities. This investment income included in revenue varies as a function of short-term U.S. and Canadian interest rates. We use interest rate collars or swaps to hedge the risk of falling interest rates. The table below indicates the hypothetical change in our after-tax investment income, net of interest expense, over a one-year period due to an immediate and sustained change in the annual average interest rate. The base scenario utilizes a federal funds rate of 1.25% at December 31, 2002.

Percent Change in Interest Rates	Hypothetical Change in Net Interest
Expressed in Basis Points	Income from Base Scenario

(in millions of dollars)
300 Rise	4.4
200 Rise	2.9
100 Rise	1.4
50 Rise	0.7
25 Rise	0.4
Base Scenario
25 Decline	(0.4)
50 Decline	(0.7)
100 Decline	(1.4)

        Computations in the table above are based on assumptions about the amounts of customer funds and the relative levels of short-term market interest rates within U.S. and Canadian markets and should not be relied on as precise indicators of future expected results. Included in the computations are the effects of interest rate changes on income and expense related to all short-term and floating rate assets and liabilities owned or issued by Ceridian or its subsidiaries, including interest rate contracts. The interest rate contracts that are or will be effective for 2003 cover an average of $800.0 million of payroll and tax filing investments with an average floor strike rate of 5.08% and an average cap strike rate of 5.91%. In addition, we have entered into forward contracts with floors ranging from 5.50% to 6.00% in order to continue coverage at the current level through 2004 and with various maturity dates ranging out to December 2007. We intend to obtain additional contracts when market conditions are favorable to replace maturing contracts. We refer you to a note to our consolidated financial statements entitled “Commitments and Contingencies,” found in Part II, Item 8 of this report, for additional information on interest rate contracts.

        Our exposure to foreign exchange market risk related to our payroll and human resource operations in Canada and the UK is not considered material to our financial condition or results of operations. These foreign operations serve their respective domestic markets, with all revenues and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in comprehensive income and are not hedged.

        Our Comdata transportation services business receives a portion of its revenue from card transactions that are related to fuel prices. On an annualized basis, a change of 10¢ per gallon in fuel prices would impact Comdata revenue and earnings before income taxes by approximately $2.0 million.

Item 8.	Financial Statements and Supplementary Data

1. Index to Consolidated Financial Statements.

        The following financial statements and reports are filed as part of this report:

2. Index to Financial Statement Schedules.

        The following financial statement schedule and report is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule II. Valuation and Qualifying Accounts	71
Independent Auditors’ Report on Financial Statement Schedule	72

Independent Auditors’ Report

The Board of Directors and Stockholders of

Ceridian Corporation:

We have audited the accompanying consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

Minneapolis, Minnesota

January 22, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS	(Dollars in millions, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenue	$1,192.7	$1,189.8	$1,181.9
Costs and Expenses
Cost of revenue	574.5	581.1	565.2
Selling, general and administrative	375.3	404.6	359.3
Research and development	59.3	59.0	62.8
Other expense (income)	34.3	48.2	31.7

Total costs and expenses	1,043.4	1,092.9	1,019.0

Earnings before interest and taxes	149.3	96.9	162.9

Interest income	2.1	6.5	4.7
Interest expense	(6.6)	(19.0)	(39.8)

Earnings before income taxes	144.8	84.4	127.8
Income tax provision	51.1	34.9	48.3

Earnings from continuing operations	93.7	49.5	79.5

Discontinued operations
Gain (loss) on disposition	—	5.2	(6.9)
Earnings from operations	—	—	27.6

Net earnings	$93.7	$54.7	$100.2

Basic earnings per share
Continuing operations	$0.63	$0.34	$0.55
Net earnings	$0.63	$0.37	$0.69
Diluted earnings per share
Continuing operations	$0.62	$0.33	$0.54
Net earnings	$0.62	$0.37	$0.68
Shares used in calculations (in thousands)
Weighted average shares (basic)	148,029	146,069	145,229
Dilutive securities	2,533	2,527	1,505

Weighted average shares (diluted)	150,562	148,596	146,734

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS	(Dollars in millions, except per share data)

	December 31,

	2002	2001

ASSETS
Current assets
Cash and equivalents	$167.7	$138.7
Short-term investments	27.0	22.0
Trade and other receivables
Trade, less allowance of $18.4 and $16.2	393.1	376.4
Other	27.5	21.8

Total	420.6	398.2
Current portion of deferred income taxes	28.4	31.7
Other current assets	38.2	25.0

Total current assets	681.9	615.6

Property, plant and equipment, net	149.1	159.3
Goodwill	890.3	860.8
Other intangible assets, net	114.5	115.0
Software and development costs, net	113.5	92.9
Prepaid pension cost	11.7	10.7
Deferred income taxes, less current portion	18.2	4.3
Investments	17.5	26.9
Derivative securities	71.4	24.3
Other noncurrent assets	9.8	0.8

Total assets before payroll and tax filing funds	2,077.9	1,910.6
Payroll and tax filing funds	2,380.5	2,126.4

Total assets	$4,458.4	$4,037.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$2.0	$1.5
Accounts payable	35.3	31.2
Drafts and customer funds payable	181.2	160.1
Customer advances	13.2	11.8
Deferred income	29.2	35.9
Accrued taxes	61.1	66.2
Employee compensation and benefits	55.9	64.0
Other accrued expenses	42.8	46.3

Total current liabilities	420.7	417.0

Long-term obligations, less current portion	191.5	236.4
Deferred income taxes	25.4	24.8
Employee benefit plans	278.3	140.1
Deferred income and other noncurrent liabilities	35.2	31.2

Total liabilities before payroll and tax filing obligations	951.1	849.5
Payroll and tax filing obligations	2,380.5	2,126.4

Total liabilities	3,331.6	2,975.9

Stockholders’ equity
Common stock, $.01 par, authorized 500,000,000 shares, issued 148,657,541 and 146,487,624	1.5	1.5
Additional paid-in capital	906.3	870.1
Retained earnings	407.4	319.4
Treasury common stock, 117,001 and 2,662 shares	(1.6)	—
Accumulated other comprehensive income	(186.8)	(129.9)

Total stockholders’ equity	1,126.8	1,061.1

Total liabilities and stockholders’ equity	$4,458.4	$4,037.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(Dollars in millions)

	Years Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities
Net earnings	$93.7	$54.7	$100.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	—	(5.2)	(20.7)
Deferred income tax provision	14.0	30.7	45.4
Depreciation and amortization	75.9	105.4	97.2
Provision for doubtful accounts	17.0	15.8	14.8
Asset write-downs	6.7	6.1	18.3
Loss (gain) on marketable and derivative securities	8.1	(19.2)	—
Reduction of environmental accrual	(4.1)	—	—
Contribution to supplemental retirement plan trust	(3.3)	—	—
Other	(6.4)	(9.0)	(6.8)
Decrease (increase) in trade and other receivables	(37.9)	42.8	(55.0)
Increase (decrease) in accounts payable	2.7	(0.7)	(8.2)
Increase (decrease) in drafts and customer funds payable	21.1	(12.0)	33.5
Increase (decrease) in employee compensation and benefits	(9.1)	(1.6)	4.0
Increase (decrease) in accrued taxes	6.0	(3.9)	25.1
Increase (decrease) in other current assets and liabilities	(19.4)	(20.1)	(3.4)
Cash provided by (used for) operating activities of discontinued operations	—	(0.8)	24.8

Net cash provided by operating activities	165.0	183.0	269.2

Cash Flows from Investing Activities
Expended for property, plant and equipment	(31.1)	(43.2)	(66.5)
Expended for software and development costs	(35.0)	(50.8)	(30.5)
Proceeds from sales of businesses and assets	0.5	18.7	56.3
Expended for short-term investments	(5.0)	—	—
Expended for investments and business acquisitions, less cash acquired	(50.3)	(30.2)	(65.1)
Cash used by investing activities of discontinued operations	—	(1.2)	(2.1)

Net cash provided by (used for) investing activities	(120.9)	(106.7)	(107.9)

Cash Flows from Financing Activities
Revolving credit and overdrafts, net	(44.6)	166.4	(95.1)
Repayment of other debt	—	(456.6)	(20.6)
Repurchase of common stock	(5.4)	—	(1.4)
Proceeds from exercise of stock options and other	34.9	9.1	15.8
Cash provided by financing activities of discontinued operations	—	225.0	—

Net cash provided by (used for) financing activities	(15.1)	(56.1)	(101.3)

Net Cash Flows Provided (Used)	29.0	20.2	60.0
Cash and equivalents at beginning of year	138.7	118.5	58.5

Cash and equivalents at end of year	$167.7	$138.7	$118.5

	Years Ended December 31,

Interest and Income Taxes Paid (Refunded)	2002	2001	2000

Interest paid	$7.0	$16.6	$40.3
Income taxes paid	$32.0	$15.3	$10.6
Income taxes refunded	$(1.1)	$(1.3)	$(5.4)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	(Dollars in millions)

	Amount			Shares

	2002	2001	2000	2002	2001	2000

Common Shares Issued
Beginning balance	$1.5	$80.8	$80.8	146,487,624	161,685,596	161,685,596
Exercises of stock options	—	—	—	2,008,932	411,376	—
Restricted stock awards, net	—	—	—	27,184	60,555	—
Employee stock purchase plans	—	—	—	133,801	195,984	—
Spin-off adjustments (Note C)	—	(79.3)	—	—	(15,865,887)	—

Ending balance — issued	$1.5	$1.5	$80.8	148,657,541	146,487,624	161,685,596

Treasury Stock – Common Shares
Beginning balance	$—	$(342.9)	$(364.6)	(2,662)	(15,931,215)	(16,951,228)
Repurchases	(5.4)	—	(1.4)	(393,000)	—	(54,953)
Exercises of stock options	1.6	1.1	16.4	113,206	51,571	762,875
Restricted stock awards, net	(0.1)	0.2	—	(1,790)	8,782	1,350
Employee stock purchase plans	2.3	0.1	6.7	167,245	2,313	310,741
Spin-off adjustments (Note C)	—	341.5	—	—	15,865,887	—

Ending balance – treasury	$(1.6)	$—	$(342.9)	(117,001)	(2,662)	(15,931,215)

Common Shares Outstanding				148,540,540	146,484,962	145,754,381

Additional Paid-In Capital
Beginning balance	$870.1	$1,122.7	$1,126.2
Exercises of stock options	28.8	5.1	(6.0)
Tax benefit from stock options	4.6	0.9	3.3
Restricted stock awards, net	0.6	0.7	0.6
Employee stock purchase plans	2.2	2.9	(1.4)
Spin-off adjustments (Note C)	—	(262.2)	—

Ending balance	$906.3	$870.1	$1,122.7	Comprehensive Income (Loss)

Retained Earnings (Deficit)				2002	2001	2000

Beginning balance	$319.4	$81.8	$(18.4)
Net earnings	93.7	54.7	100.2	$93.7	$54.7	$100.2
Spin-off adjustments (Note C)	(5.7)	182.9	—

Ending balance	$407.4	$319.4	$81.8

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$(10.3)	$(8.7)	$(3.2)
Rate changes, net	2.8	(1.6)	(5.5)	2.8	(1.6)	(5.5)

Ending balance	(7.5)	(10.3)	(8.7)

Unrealized gain on securities
Beginning balance	$13.8	$11.7	$—
Change in unrealized gain, net of income taxes of $26.8, $10.2 and $6.4	50.0	18.9	11.7	50.0	18.9	11.7
Less realized net gain, net of income taxes of $9.0, $9.1 and none	(16.9)	(16.8)	—	(16.9)	(16.8)	—

Ending balance	46.9	13.8	11.7

Pension liability adjustment
Beginning balance	$(133.4)	$(9.2)	$(8.6)
Pension liability change, net of income taxes of $55.0, $65.8 and none (Note G)	(92.8)	(124.2)	(0.6)	(92.8)	(124.2)	(0.6)

Ending balance	(226.2)	(133.4)	(9.2)

Total ending balance	$(186.8)	$(129.9)	$(6.2)

Total Stockholders’ Equity	$1,126.8	$1,061.1	$936.2

Total Comprehensive Income (Loss)				$36.8	$(69.0)	$105.8

See notes to consolidated financial statements.

(Dollars in millions, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the three years ended December 31, 2002)

INDEX TO NOTES

50	A.	Accounting Policies
54	B.	Income Taxes
55	C.	Supplementary Data to Statements of Operations
58	D.	Segment Data
60	E.	Capital Assets
61	F.	Investing Activity
62	G.	Retirement Plans
64	H.	Stock Plans
66	I.	Financing
67	J.	Commitments and Contingencies
68	K.	Legal Matters
69	L.	Customer Funds
70	M.	Supplementary Quarterly Data (Unaudited)

A. ACCOUNTING POLICIES

Basis of Consolidation

As presented in these consolidated financial statements, we are Ceridian Corporation, which includes subsidiaries and investments in which we have a majority interest. We provide human resource solutions to employers through our HRS business segment operations in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations in the United States. Our products and services and business segments are more fully described in Note D.

  Investments in other affiliated companies where we have significant influence over the management of these companies are accounted for by the equity method. Our other investments are accounted for by the cost method.

  All material intercompany transactions have been eliminated from our consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. (“FAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that FAS 146 will have a material effect on our financial condition or results of operations.

  In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 will change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value. Previously guarantees were recorded as a liability only when a loss was probable and could be reasonably estimated, as those terms defined in FAS 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, including these financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 is not anticipated to have a material impact on our consolidated financial position or results of operations.

  In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for the adoption of the fair value method of accounting for stock-based employee compensation under FAS 123. FAS 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” (APB 28) to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FAS 148

(Dollars in millions, except per share data)

does not amend FAS 123 to require accounting for employee stock options by the fair value method. Under FAS 148 and the amendment to APB 28, we will provide in our quarterly report on Form 10-Q for the quarter ended March 31, 2003 and subsequent interim periods information on the pro forma effect of applying the fair value method to determine stock compensation expense that is similar to what we provide in Note H of this report.

  EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” issued in December 2002, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 will apply to arrangements that we enter into after June 30, 2003. Since some of our arrangements with customers involve a combination of deliverables such as tangible products, software products, licenses or services, we are studying the effect of EITF 00-21 on our billing practices and accounting for revenue. This issue could have an impact on revenue recognition of future transactions.

Stock-Based Compensation

We account for stock-based compensation under APB 25 and related interpretations. Therefore, we do not record compensation expense with respect to our fixed stock option plans, since the exercise price is set at the market price on the date of grant, or for our employee stock purchase plan, which is noncompensatory. Compensation expense for our outstanding restricted stock awards, none of which is performance-based, is recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. Grants of stock options to consultants or independent contractors are accounted for under the fair value method. We also report under the disclosure-only provisions of FAS 123.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition include the capitalization, amortization and write-down of capital assets, hedging of interest rates on payroll and tax filing fund investments, actions to restructure or discontinue operations, and the assessment of contingencies. Further discussion on these estimates can be found in related disclosures elsewhere in our notes to consolidated financial statements.

Changes in Presentation

During 2002, we made a change in our accounting for customer freight billings to ensure consistent treatment throughout the company. Prior to the change certain freight billings, primarily in our Canadian operations, had been netted against the corresponding freight charges in cost of revenue. Freight billings are now included in revenue and freight charges are included in cost of revenue, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Amounts for 2001 and 2000 have been conformed to the current presentation, which increased both revenue and cost of revenue by $7.5 and $6.2.

  We have reclassified certain other prior year amounts to conform to the current year’s presentation.

Cash and Investments, including Derivatives

We classify investments that are readily convertible to cash within three months of purchase as cash equivalents in our balance sheet. Our investments of payroll and tax filing funds in marketable securities are classified as held-to-maturity, carried at amortized cost and separately presented in our balance sheet as further described in Note L. Our other investments in equity securities or debt securities with longer maturities are considered available-for-sale and reported in the balance sheet as short-term investments.

  We account for derivatives under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted. FAS 133 requires that derivative securities be measured at fair value and reflected as assets or liabilities on the balance sheet. Changes in the carrying value of a derivative are included in earnings unless the derivative serves as a fully effective hedge against a related gain or loss. We hold derivative securities only for the purpose of hedging interest rate risk and not for speculative activity. Our hedging activities may include the use of interest rate contracts such as swaps, collars, caps and floors, designated as hedges of variable income from investments of payroll and tax filing funds and corporate cash. These derivative securities typically function as cash flow hedges of the designated item. We further discuss derivatives in Note J.

Property, Plant and Equipment

Our property, plant and equipment assets are carried at cost and depreciated for financial statement purposes using straight-line and accelerated methods at rates based on

(Dollars in millions, except per share data)

the estimated lives of the assets, which are generally as follows:

Buildings	40 years
Building improvements	5-15 years
Machinery and equipment	3-8 years
Computer equipment	3-6 years

  We charge repairs and maintenance to expense as the costs are incurred. We include gains or losses on dispositions in other expense (income) when realized. We included $2.4 of interest costs in 2000 in capitalized costs related to the construction of a headquarters facility in Bloomington, Minnesota and the renovation of an office facility in St. Petersburg, Florida used by certain HRS benefits services operations.

  We review the carrying value of long-lived assets whenever events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. When the review indicates that the carrying value of the asset or group of assets representing the lowest level of identifiable cash flows exceeds the sum of the expected future cash flows (undiscounted and without interest charges), we recognize an asset write-down charge against operations. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the impaired asset or group of assets.

Earnings Per Share

Basic earnings per share represents earnings divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. Our other potentially dilutive securities include “in the money” fixed stock options outstanding. The numbers of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of our other potentially dilutive securities (because the exercise price exceeded the average market price for the year) at each December 31 were 9,847,000 for 2002, 5,691,000 for 2001 and 5,747,000 for 2000.

Goodwill and Other Intangibles

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition. On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (FAS 141 and 142) became effective for us. As a result and from that date forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis. Furthermore, classes of other intangible assets were further defined under these rules, which caused us to transfer the $1.3 unamortized balance of an intangible asset, representing the estimated value of an assembled workforce, to goodwill as of January 1, 2002. Certain minor amounts were reclassified between classes of intangibles under the new rules. The pro forma effect of cessation of goodwill amortization and reclassification of intangibles would have increased earnings from continuing operations for 2001 by $30.3, or 20¢ per diluted common share, and for the year 2000 by $29.6, or 20¢ per diluted common share.

  Compliant with the transitional requirements of the new accounting rules, we, assisted by an independent business valuation firm, completed an impairment review in June 2002 and determined that there was no impairment of our goodwill as of January 1, 2002, the measurement date prescribed by these rules. The operating units identified for this assessment included our U.S.-based HRS operations, our HRS subsidiary in Canada, the HRS operations of Centrefile in the UK, and Comdata. Furthermore, after consideration of the factors prescribed in these rules that might indicate a risk of impairment, we, through our own self assessment, found no indication of goodwill impairment at December 31, 2002.

  Our other intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of a purchase acquisition. These costs are amortized on a straight-line basis over the following periods:

Customer lists	10-15 years
Trademarks	30 years
Technology	7-8 years
Non-compete covenants	3-5 years

  We regularly review these recorded amounts and assess their recoverability. Our review considers factors such as whether the amortization of other intangible assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life.

Software and Development Costs

We capitalize purchased software that is ready for service and development costs for marketable software incurred from the time of technological feasibility until the software is ready for use. Under the provisions of current accounting rules (SOP 98-1), we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

(Dollars in millions, except per share data)

  We charge research and development costs and other computer software maintenance costs related to software development to operations as incurred. We amortize software development costs using the straight-line method over a range of three to seven years, but not exceeding the expected life of the product.

  We regularly review the carrying value of software and development costs and recognize a loss when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Income Taxes

We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We file a consolidated U.S. federal income tax return for our parent company and its eligible subsidiaries. Except for selective dividends, we intend to reinvest the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, we have not provided for U.S. income taxes on our non-U.S. earnings during the three years ended December 31, 2002.

Revenue Recognition

The way that we recognize revenue is primarily affected by the timing of transaction processing and the terms and life of the specific contract with our customer. When we can objectively determine the fair value of each element of a particular sales arrangement containing a software product, installation and conversion, and transaction processing, the amounts and timing of revenue recognition from that arrangement are determined for each of the elements in the arrangement. When we cannot objectively determine the fair value of each element, all revenue from the arrangement is recognized equally over the transaction processing term.

  HRS revenue is generated by service fees, income from investment of customer funds (as further described in Note L), software licenses or subscription fees, and installation and data conversion services. Generally, HRS transaction processing contracts are for a period of one year and service fees for these contracts are recognized as revenue when services have been completed and the amount is billable. Fees for LifeWorks employee effectiveness services are generally contract-based and involve prepayments for services based on the number of customer employees served and the level of service. Revenue from prepayments on these contracts is deferred and recognized as the services are performed. Investment income is recognized as earned. Software license revenue is recognized when the software is delivered, a signed contract exists, the sale price is fixed and collectibility is probable. Revenue from installation and conversion services is non-refundable; is determined on a time and materials basis; and, along with related costs, is deferred and recognized over the installation and conversion period, generally two to four months.

  Comdata revenue is generated from funds transfer, regulatory permit, and retail cash card transaction services as well as sales of point of sale terminals and retail cash cards. Revenue from funds transfer is recognized at the time these transactions take place. Revenue from regulatory permit services is recognized as the services are performed. Revenue related to retail cash card sales and processing are generally recognized over the life of the card as those services are performed. Revenue from sales of terminals is recognized upon delivery where a signed contract exists, the sale price is fixed and collectibility is probable.

  Comdata revenue does not include the costs of goods and services for which funds are advanced by Comdata (such as fuel purchased, permit provided or face amount of the Comchek purchased and cashed). However, Comdata pays the issuing agent (such as a truck stop or state agency) for the full cost of the goods and services provided and, accordingly, bills the customer for such cost as well as the transaction fee. As a result, our accounts receivable includes both the cost of the goods and services purchased and the transaction fees. Our drafts and customer funds payable includes the amount due to the issuing agent for the cost of the goods and services.

Translation of Foreign Currencies

We have determined that local currencies serve as functional currencies for our international operations. We translate foreign currency balance sheets at the end-of-period exchange rates and earnings statements at the weighted average exchange rates for each period. We report the effect of changes in the U.S. dollar carrying values of assets and liabilities of our international operations that are due to changes in exchange rates between the U.S. dollar and their functional currency as “foreign currency translation” in “accumulated other comprehensive income (loss)” in the accompanying Statements of Stockholders’ Equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the international operation are recorded in results of operations as “other expense (income).”

(Dollars in millions, except per share data)

B. INCOME TAXES

At December 31, 2002, we had U.S. net operating loss carryforwards of $3.2 and future tax deductions of $310.4. If we do not utilize the net operating loss by 2010, it will expire.

  Our income tax returns remain subject to income tax audits in various jurisdictions for 1989 and subsequent years as a result of tax sharing agreements related to the disposition of certain operations. We consider our tax accruals adequate to cover any U.S. and international tax deficiencies not recoverable through deductions in future years.

  Under the terms of the spin-off described in Note C, deferred tax assets related to net operating loss carryforwards, tax credit carryforwards, timing differences and accrued income taxes attributable to the former parent corporation and its subsidiaries remained with the predecessor company, now known as Arbitron Inc. The final amount to be retained by Arbitron Inc. was determined during the third quarter of 2002 by the filing of income tax returns for the old consolidated group for periods ended December 31, 2001 and prior. As a result, we transferred a net additional deferred tax asset of $5.7 to Arbitron Inc. and reduced our deferred income tax asset and retained earnings by an equal amount at that time.

Components of Earnings and Taxes from
Continuing Operations	2002	2001	2000

Earnings Before Income Taxes
U.S.	$113.3	$57.8	$107.4
International	31.5	26.6	20.4

Total	$144.8	$84.4	$127.8

Income Tax Provision
Current
U.S.	$21.6	$0.6	$0.8
State and other	3.0	0.4	2.4
International	12.5	3.2	(0.3)

	37.1	4.2	2.9

Deferred
U.S.	16.9	22.3	35.0
State and other	(0.2)	—	—
International	(2.7)	8.4	10.4

	14.0	30.7	45.4

Total	$51.1	$34.9	$48.3

Effective Rate Reconciliation	2002	2001	2000

U.S. statutory rate	35%	35%	35%

Income tax provision at U.S. statutory rate	$50.7	$29.5	$44.8
State income taxes, net	2.0	(0.1)	1.6
Goodwill	—	8.9	8.5
Other	(1.6)	(3.4)	(6.6)

Income tax provision	$51.1	$34.9	$48.3

Tax Effect of Items That Comprise a Significant Portion of the Net Deferred
Tax Asset and Deferred Tax Liability

	December 31,

	2002	2001

Deferred Tax Asset
Employment related accruals	$85.0	$34.9
Restructuring and other accruals	38.4	41.7
Intangibles	(54.3)	—
Other	(22.5)	42.1

Total	46.6	118.7

Deferred Tax Liability
Intangibles	(17.8)	(67.6)
Other	(7.6)	(40.1)

Total	(25.4)	(107.7)

Net Deferred Tax Asset	$21.2	$11.0

Net Deferred Tax Asset
Current portion	$28.4	$31.7
Noncurrent portion	18.2	4.3

Total	$46.6	$36.0

Deferred Tax Liability
Current portion	$—	$0.2
Noncurrent portion	25.4	24.8

Total	$25.4	$25.0

Net Deferred Tax Asset by Geography
United States	$42.3	$34.9
International	(21.1)	(23.9)

Total	$21.2	$11.0

(Dollars in millions, except per share data)

C. SUPPLEMENTARY DATA TO STATEMENTS OF OPERATIONS

Unusual Losses (Gains)

During the first quarter of 2002, we announced a series of actions intended to consolidate certain operations in both of our business segments and recorded accrued exit costs of $9.0. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 for exit costs. Of the $7.5 accrual, $5.3 related to severance costs for 317 employees all of whom were terminated by December 31, 2002, and $2.2 represented other exit costs, primarily related to lease terminations. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 for 76 employees, including 67 terminated by December 31, 2002, and other exit costs of $0.5, primarily related to lease terminations.

  HRS recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement further described in Note J. Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligations, which revealed a reduced requirement for certain of these obligations that were previously established. As a result, we credited $4.1 to other expense (income) and removed that amount from other noncurrent liabilities.

  During the third quarter of 2002, we examined purchases of receivables from a certain trucking company by Comdata’s factoring business that had grown rapidly during 2002 and found that the debtors could not be verified. In the meantime, the parties that had sold us the receivables declared bankruptcy. We notified the appropriate authorities in efforts to have appropriate inquiries made with respect to this matter and have initiated a number of civil actions and discovery efforts. We have also made certain modifications to our policies and procedures related to the factoring business. We are seeking to identify and recover assets to cover all or some of the amount owed. Since the amount of potential recovery cannot be determined at this time, we have recorded the full amount of the loss of $9.8, including $0.3 of investigative costs incurred. Due to the unusual and non-recurring nature of the loss, we have reported the loss as other expense (income).

  In the fourth quarter of 2002, we reviewed the status of accrued exit costs and revised the estimated amounts to reduce the severance cost provisions made by HRS in the first quarter of 2002 by $0.8 and in the first quarter of 2000 by $0.3 and by Comdata in the first quarter of 2002 by $0.3. We also incurred additional expense in HRS for severance costs of $1.3, involving 81 employees, and other exit costs of $2.9 and in Comdata for severance costs of $0.6, involving 41 employees, and other exit costs of $1.1. We paid all of the additional HRS severance costs during the fourth quarter of 2002. The other exit costs largely represented lease commitments, net of expected recoveries. At December 31, 2002, we remained obligated for 2002 accrued exit costs of $5.0 of which $0.8 represented severance costs and $4.2 other exit costs.

  Also in the fourth quarter of 2002, HRS recorded a $7.8 write-down of the carrying values of certain marketable equity and cost-based investments, further described in

	Years Ended December 31,

Other Expense (Income)	2002	2001	2000

Accrued exit costs, net of recoveries	$13.5	$6.7	$12.2
Factoring receivables loss	9.8	—	—
Asset write-downs	6.7	6.1	18.3
Loss (gain) on marketable securities	6.3	(15.6)	—
Loss (gain) on derivative securities	1.8	(2.6)	—
Litigation costs	0.8	53.7	—
Foreign currency translation expense (income)	(0.6)	1.0	0.5
Reduction in environmental accrual	(4.1)	—	—
Other expense (income)	0.1	(1.1)	0.7

Total	$34.3	$48.2	$31.7

		Accrued Exit Costs

	Asset		Occupancy	Contract
	Write-down	Severance	Costs	Termination	Total

2000
Total initial charges	$18.3	$16.4	$8.7	$1.3	$44.7
Less non-cash asset write-offs	(18.3)	—	—	—	(18.3)

Total accrued costs	$—	16.4	8.7	1.3	26.4

Utilization:
2000 cash payments		(9.2)	(5.1)	(1.3)	(15.6)
2001 cash payments		(3.5)	(2.8)	—	(6.3)
2001 recoveries		(3.2)	—	—	(3.2)
2002 cash payments		(0.2)	(0.8)	—	(1.0)
2002 recoveries		(0.3)	—	—	(0.3)

Balance at December 31, 2002		$—	$—	$—	$—

2002
Total initial charges	$6.7	$8.2	$6.7	$—	$21.6
Less non-cash asset write-offs	(6.7)	—	—	—	(6.7)

Total accrued costs	$—	8.2	6.7	—	14.9

Utilization:
2002 cash payments		(6.3)	(2.5)	—	(8.8)
2002 recoveries		(1.1)	—	—	(1.1)

Balance at December 31, 2002		$0.8	$4.2	$—	$5.0

(Dollars in millions, except per share data)

Note F, recorded a $1.8 loss related to derivatives and wrote off the $0.3 carrying value of an abandoned software product. The investment write-down related primarily to our December 2001 cost-based investment in preferred stock of U.S.I. Holdings Corporation, which was converted to common stock as a result of an initial public offering in October 2002. The $1.8 loss on derivatives represented the amortization of a portion of the $2.6 gain on derivatives recorded in the first quarter of 2001. The remaining $0.8 will be charged to operations during 2003 as the derivatives to which the deferred gain relates expire. We also recorded $0.8 of other unusual costs in HRS for a litigation settlement.

  The 2001 gain on sale of marketable securities of $15.6 related to our sale of HotJobs.com, Ltd. common stock and is further described in Note F. The gain on derivative securities of $2.6 resulted from the application of FAS 133 as amended and interpreted at that date. The second quarter 2001 litigation costs include a settlement of $49.0 and associated costs of $3.4 related to litigation involving Comdata and a provision of $1.3 for litigation costs not allocated to our business segments.

  During the first quarter of 2001, we took certain actions, described below, that were expected to improve operational efficiency, take advantage of technological opportunities and further focus our human resource businesses. These actions resulted in accrued exit costs of $9.9 and asset write-downs of $6.1. We paid these accrued exit costs in full by the end of 2001. We also recovered $3.2 of costs accrued during the first quarter of 2000, due to a revision of the estimated cost related to those actions.

  In February 2001, Comdata decided to terminate an outsourced contract for transaction processing and software development and bring those activities in-house. This action was intended to improve management control over these activities and reduce costs. The termination charge of $6.6 was recorded and paid during the first quarter of 2001. In order to implement the in-house operation, Comdata hired a number of personnel from the outsourcing contractor and made incremental investments in capitalized equipment and software of $7.4 in the same quarter.

  In March 2001, HRS transferred most of its LifeWorks employee effectiveness services operation in Boston, Massachusetts into a related operation in Philadelphia, Pennsylvania and we decided to sell our Usertech employee training business. As a result of these actions, unrecoverable goodwill of $1.9 related to Usertech and $1.1 of equipment related to the Boston operation were recorded as asset write-downs. We sold Usertech in the third quarter of 2001. In addition, HRS charged $2.3 of severance costs for approximately 250 employees and $1.0 of excess facility costs to operations and recorded these as accrued exit costs. These charges were offset in part by the recovery of $3.2 of the estimated severance costs accrued in the first quarter of 2000, due primarily to a reduction in the scale of the downsizing of the St. Louis, Missouri customer services operations. Also in March, 2001, HRS reassessed its strategy for developing software to serve its middle market payroll and tax filing customers and conducted an impairment review of internally developed software related to this effort. As a result, $3.1 of unrecoverable cost related to this software development effort was recognized as an asset write-down.

  On January 25, 2000, we announced actions to improve customer service and the quality of operations, particularly in the U.S. payroll business. The principal actions taken to achieve these objectives included decentralization of the U.S. payroll business customer service operations, termination of certain product development efforts, and realignment of certain management responsibilities and consolidation of similar operations. Decentralization of U.S. payroll customer service operations involved the downsizing of staff and space usage in a centralized facility in St. Louis, Missouri and the transfer of these responsibilities to district offices. The termination of certain product development efforts required a reassessment of the recoverability of goodwill and other intangibles and capitalized development costs, which resulted in a reduction in the carrying values of those assets and staff reductions. Realignment of certain management responsibilities involved staffing changes in a number of senior management positions. The consolidation of similar operations led to staff reductions as well as the identification of excess space and furnishings and related charges for asset write-downs and future rental obligations.

  In March 2000, we approved plans to execute these actions and recorded as other expense (income) charges of $44.7 in first quarter 2000. These charges included $26.4 of accrued exit costs and $18.3 for asset write-downs. Exit costs for severance involved involuntary termination notices for approximately 500 employment positions, primarily in HRS, of which approximately 466 had been eliminated by December 31, 2000 with the remainder in early 2001. The other exit costs were primarily the lease cost for idled facilities and contract termination fees. At December 31, 2002, those accrued exit costs had been paid in full. Asset write-downs included the write-off of capitalized software amounts related to a software development contract that was terminated in the first quarter 2000, certain property and equipment abandoned at a number of idled facilities, and certain goodwill and intangible asset balances with respect to two previous acquisitions.

  With respect to accrued amounts related to certain actions we had taken in 1997, we paid the remaining $6.4 of accrued costs during the year ended December 31, 2000. Additionally, during the first quarter of 2000, we credited other expense (income) with a recovery of $14.2 of unused accruals established in connection with these 1997 actions. This recovery relates to the reversal of the amount accrued in excess of the settlement amount for a

(Dollars in millions, except per share data)

securities litigation matter that was finalized on March 31, 2000.

Discontinued Operations

On March 30, 2001, we separated our HRS division and subsidiaries and Comdata subsidiaries from our former media information business, Arbitron, to form two independent, publicly-traded companies (which this report refers to as the “spin-off”).

  The spin-off required that we establish new financing arrangements further described in Note I. Under the terms of agreements related to the spin-off, Arbitron furnished $225.0 from its own borrowings toward the retirement of Ceridian debt outstanding immediately prior to the spin-off. The $225.0 payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.9 at the time of the spin-off, which increased our retained earnings in that amount when the spin-off took place. The filing of 2001 income tax returns during the third quarter of 2002 for the parties involved in the spin-off resulted in the transfer of an additional deferred tax asset to Arbitron Inc., which reduced our deferred tax asset and retained earnings by $5.7.

  Additionally, the par value of our common stock was established as 1¢ per share, compared to a par value of 50¢ per share for the predecessor’s common stock, and none of the predecessor’s treasury common stock was distributed to us, resulting in a reduction of $262.2 in our additional paid-in capital. The effects of these transactions are also presented in the Statements of Stockholders’ Equity.

  Summarized operating results and the gain (loss) on disposition of Arbitron as a discontinued operation are presented in the accompanying table.

Summarized Operating Results and Gain (Loss) on Disposition
of Discontinued Operations

	Years Ended
	December 31,

	2001	2000

Earnings from Operations
Revenue of Arbitron	$60.2	$206.8
Earnings before income taxes of Arbitron	$9.0	$77.3
Net earnings of Arbitron	$5.2	$47.6
Less net earnings after measurement date of July 18, 2000 applied against loss on disposition	(5.2)	(20.0)

Earnings from discontinued operations of Arbitron	$—	$27.6

Gain (Loss) on Disposition
Spin-off charges (net of income taxes of $11.0)	$—	$(39.4)
2000 earnings after measurement date applied against loss on disposition (net of income taxes of $12.5)	—	20.0
2001 earnings until spin-off date (net of income taxes of $3.8 and $7.5)	5.2	12.5

Gain (loss) on disposition of Arbitron	$5.2	$(6.9)

Discontinued Operations Per Share Results
Earnings from operations per basic share	$—	$0.19
Earnings from operations per diluted share	$—	$0.19
Gain (loss) from disposition per basic share	$0.04	$(0.05)
Gain (loss) from disposition per diluted share	$0.04	$(0.05)
Shares used in basic calculation (in thousands)	146,069	145,229
Shares used in diluted calculation (in thousands)	148,596	146,734

(Dollars in millions, except per share data)

GEOGRAPHIC SEGMENT DATA	Years Ended December 31,

	2002	2001	2000

U.S. Operations
Revenue	$1,000.6	$1,005.5	$1,013.8
Property, plant and equipment at December 31	138.0	147.6	147.5
Non-U.S. Operations
United Kingdom Operations
Revenue	$79.2	$71.4	$63.4
Property, plant and equipment at December 31	4.0	3.4	4.1
Canadian Operations
Revenue	112.9	112.9	104.7
Property, plant and equipment at December 31	7.1	8.3	8.8

Total Non-U.S. Operations
Revenue	$192.1	$184.3	$168.1
Property, plant and equipment at December 31	11.1	11.7	12.9

Total Worldwide
Revenue	$1,192.7	$1,189.8	$1,181.9
Property, plant and equipment at December 31	149.1	159.3	160.4

D. SEGMENT DATA

We operate in the information services industry principally in the U.S. and provide products and services primarily to the human resource and transportation information markets. Our businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related software applications and services. Our technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue. Our business segments are distinguished primarily by reference to the markets served and the nature of the services provided. Selected business segment information is provided in an accompanying table.

  HRS offers a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. These products and services include transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits enrollment and administration, as well as management support software and services in areas such as human resource administration, regulatory compliance, work-life effectiveness and employee assistance programs. Revenue from payroll and tax filing services also includes investment income we earn from deposits temporarily held pending remittance on behalf of customers to taxing authorities and customers’ employees. These activities are conducted primarily in the U.S. and, to a lesser extent, through subsidiaries in the United Kingdom (“UK”) and Canada.

  Comdata provides transaction processing and decision support services to the transportation industry, primarily trucking companies, truck stops and truck drivers, in both the long haul and local markets in the U.S. These services primarily involve the use of a proprietary funds transfer card which facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata provides assistance in obtaining regulatory permits and other compliance services, driver relations services, local fueling services and discounted telecommunications services in its markets. With the acquisition of a majority interest in Stored Value Systems, Inc. (which this report refers to as “SVS”) in 1999 (the remaining interest was acquired in 2000), Comdata extended its transaction processing activities by providing card-based services primarily to retailers in the form of gift cards and certificates, credits for product returns and retail promotions.

  The Other segment includes the unallocated amounts related to our corporate center operations. The assets of corporate center operations include cash and equivalents as well as deferred income tax and pension-related assets.

  We measure business segment results by reference to earnings before interest and taxes (“EBIT”), adjusted for unusual gains and losses. Unusual gains and losses during the three-year period ended December 31, 2002 are discussed in Note C. Expenses incurred by corporate center operations are charged or allocated to the business segments except for certain unusual gains and losses, which are reported in the Other segment.

  Revenue from sales between business segments is not material. Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the UK relate largely to the HRS segment. Geographic data for or at the end of each of the last three years, presented in the table above, is determined by reference to the location of operation.

(Dollars in millions, except per share data)

BUSINESS SEGMENTS

	Years Ended December 31,

	2002	2001	2000

HRS
Revenue	$878.1	$873.8	$873.1
EBIT before unusual losses and gains and goodwill amortization	$76.7	$78.5	$135.9
Unusual (losses) gains	(26.1)	(3.6)	(37.0)
Goodwill amortization	—	(26.2)	(26.4)

EBIT	$50.6	$48.7	$72.5
Total assets before payroll and tax filing funds	$1,443.8	$1,302.7	$1,264.7
Payroll and tax filing funds	2,380.5	2,126.4	2,945.0

Total assets at December 31	$3,824.3	$3,429.1	$4,209.7
Goodwill	$773.3	$743.8	$772.1
Depreciation and amortization	$62.2	$82.7	$78.1
Expended for property, plant and equipment	$25.2	$34.1	$43.3

Comdata
Revenue	$314.6	$316.0	$308.8
EBIT before unusual losses and gains and goodwill amortization	$107.4	$101.8	$91.9
Unusual (losses) gains	(12.8)	(59.0)	(2.6)
Goodwill amortization	—	(8.9)	(8.0)

EBIT	$94.6	$33.9	$81.3
Total assets at December 31	$557.7	$520.1	$572.6
Goodwill	$117.0	$117.0	$125.8
Depreciation and amortization	$12.8	$21.7	$18.5
Expended for property, plant and equipment	$5.8	$8.9	$7.9

Other
EBIT before unusual losses and gains	$—	$—	$—
Unusual (losses) gains	4.1	14.3	9.1

EBIT	$4.1	$14.3	$9.1
Total assets at December 31	$76.4	$87.8	$250.7
Depreciation and amortization	$0.9	$1.0	$0.6
Expended for property, plant and equipment	$0.1	$0.2	$15.3

Total Ceridian
Revenue	$1,192.7	$1,189.8	$1,181.9
EBIT before unusual losses and gains and goodwill amortization	$184.1	$180.3	$227.8
Unusual (losses) gains	(34.8)	(48.3)	(30.5)
Goodwill amortization	—	(35.1)	(34.4)

EBIT	$149.3	$96.9	$162.9
Total assets before payroll and tax filing funds	$2,077.9	$1,910.6	$2,088.0
Payroll and tax filing funds	2,380.5	2,126.4	2,945.0

Total assets at December 31	$4,458.4	$4,037.0	$5,033.0
Goodwill	$890.3	$860.8	$897.9
Depreciation and amortization	$75.9	$105.4	$97.2
Expended for property, plant and equipment	$31.1	$43.2	$66.5

(Dollars in millions, except per share data)

E. CAPITAL ASSETS

	December 31,

	2002	2001

Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment (accumulated depreciation of $197.7 and $172.5)	276.3	264.2
Buildings and improvements (accumulated depreciation of $33.9 and $29.0)	92.0	84.2

Total property, plant and equipment	380.7	360.8
Accumulated depreciation	(231.6)	(201.5)

Property, plant and equipment, net	$149.1	$159.3

Goodwill, net of amortization
At beginning of year	$860.8	$897.9
Acquired (Note F)	28.2	0.5
Translation and other adjustments	1.3	(2.5)
Amortization		(35.1)

At end of year	$890.3	$860.8

Tax-deductible goodwill at end of year	$236.3	$219.2

Other Intangibles
Customer lists (accumulated amortization of $21.3 and $15.2)	$45.5	$39.2
Trademarks (accumulated amortization of $16.1 and $13.1)	73.2	74.8
Technology (accumulated amortization of $23.4 and $16.9)	51.8	43.4
Non-compete agreements (accumulated amortization of $7.0 and $4.7)	11.8	7.5

Total other intangible assets	182.3	164.9
Accumulated amortization	(67.8)	(49.9)

Other intangible assets, net	$114.5	$115.0

Software and Development Costs
Purchased software (accumulated amortization of $31.2 and $24.5)	$64.0	$51.9
Software development costs (accumulated amortization of $29.2 and $20.1)	109.9	85.6

Total software and development costs	173.9	137.5
Accumulated amortization	(60.4)	(44.6)

Software and development costs, net	$113.5	$92.9

	Years Ended December 31,

Depreciation and Amortization	2002	2001	2000

Depreciation and amortization of property, plant and equipment	$43.3	$42.6	$39.2
Amortization of goodwill	—	35.1	34.5
Amortization of other intangible assets	15.7	15.2	14.4
Amortization of software and development costs	16.9	12.5	9.1

Total	$75.9	$105.4	$97.2

        We estimate that amortization of other intangible assets held at December 31, 2002 will be $17.0 for 2003, $16.7 for 2004, $14.5 for 2005, $12.2 for 2006 and $9.6 for 2007.

(Dollars in millions, except per share data)

F. INVESTING ACTIVITY

During 2002, our investment in capital expenditures included $31.1 for property and equipment and $35.0 for software and development costs. The software development costs included $10.0 for SourceWeb, a web-enabled payroll/ HR/self-service offering that HRS is rolling out in 2003.

  In March 2002, we acquired outstanding stock of SYLINQ Corporation, a national employee benefits administration outsourcer specializing in automated enrollment and eligibility management (which this report refers to as “SYLINQ”), for $15.6. As a result of the acquisition, we recorded net liabilities of $2.4, $11.6 of goodwill and $6.4 of other intangible assets. SYLINQ’s revenue for its most recent fiscal year was $3.3.

  In May 2002, we paid $8.9 for certain assets and assumed liabilities of HR Comply, a provider of online human resource and payroll employment compliance services that will be associated with our benefits services operations. The acquisition of HR Comply brought $1.0 of net liabilities, $7.9 of goodwill and $2.0 of other intangibles to the balance sheet. HR Comply’s revenue for its previous fiscal year was $6.2.

  In December 2002, we acquired selected assets of GLS Benefit Services LLC, a benefits administration outsourcing firm (which this report refers to as “Great Lakes Strategies”), for $19.0. Under the purchase agreement, we paid $15.7 to the sellers and placed $3.3 in escrow. Of the total escrow amount, $0.5 would apply to any deficiency below a stated amount in the actual net value of assets acquired. The $2.8 escrow deposit represents an estimate of an additional amount that could be paid to the sellers in February 2004 under a revenue sharing arrangement that applies when revenue earned from the acquired business during 2003 rises above a stated amount. We recorded the escrowed funds as other noncurrent assets. The remaining $15.7 of recorded net assets included $8.8 of goodwill and $4.0 of other intangible assets, subject to further evaluation of the intangibles acquired. Great Lakes Strategies revenue for its previous fiscal year was $10.1.

  During 2002, we also paid $6.8 to acquire certain call center assets and cost-based investments.

  In 2001, we made minority investments in strategic alliance partners to expand our HRS product offerings. The aggregate amount included in cost-based investments for these purchases was $20.2. Of this amount, we paid $15.0 for preferred stock of U.S.I. Holdings, a leading distributor of insurance and financial services for middle market organizations, in connection with a marketing arrangement. In October 2002, U.S.I. Holdings made an initial public offering of its common stock, which required the conversion of our preferred stock into common stock. The offering price of the common stock was below our cost basis for the investment and, as a result, we recorded an asset write-down of $5.8 in the fourth quarter of 2002.

  Proceeds from the sales of businesses and assets of $18.7 in 2001 principally represented our sale of common stock of HotJobs.com, Ltd., which provided proceeds of $15.6.

  In May 2000, Comdata completed the acquisition of SVS by exercising an option to purchase the remaining interest and paying $50.9. Comdata had acquired a majority interest in SVS in March 1999 for $20.3. As a result of the acquisition, Comdata recorded goodwill of $52.4 and intangibles of $11.0 to be amortized over periods of 2 to 10 years. Other business acquisitions during 2000 resulted in payments of $14.2, principally for a payroll service that operates primarily in the UK.

  Proceeds from sales of assets during 2000 primarily involved the November sale and leaseback of the real property constituting our headquarters facility for $41.0. The gain of $1.2 from this transaction will be recognized over the 20-year term of the lease. The September sale of property in Palm Harbor, Florida, formerly used in our benefits services operations, provided proceeds of $12.8 and the excess of the proceeds over the carrying value of the property reduced goodwill related to the 1999 acquisition of ABR Information Services, Inc.

(Dollars in millions, except per share data)

G. RETIREMENT PLANS

Pension Benefits

We provide retirement income benefits to our employees through a combination of defined benefit and defined contribution plans. Our principal plan is a contributory (salary reduction) defined benefit plan for U.S. employees that closed to any new participants on January 2, 1995. Assets of this plan are held in an irrevocable trust, do not include any Ceridian securities and consist principally of equity securities, U.S. government securities, and other fixed income obligations. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees are required to contribute to the plan as a condition of active participation. Former employees are inactive participants in this plan and constitute approximately 90% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of an independent consulting actuary.

  We also sponsor a pension benefit plan for our employees in the United Kingdom and a nonqualified supplemental defined benefit plan for selected U.S. employees. The UK plan contains both defined benefit and defined contribution elements. The accompanying tables reflect the combined funded status and net periodic pension cost (credit) and blended supporting assumptions for the defined benefit elements of all three plans.

  We account for our defined benefit pension plans using actuarial models required by present accounting rules (FAS No. 87). This model uses an attribution approach that generally spreads the effect of individual events over the service lives of the employees in the plan. These events include plan amendments and changes in actuarial assumptions such as the expected long-term rate of return on plan assets, discount rate related to the benefit obligation, rate of active participants’ compensation increases and mortality rates. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions are earned in, and should follow, the same pattern.

  One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and

	September 30,
Funded Status of Defined Benefit
Retirement Plans at Measurement Date	2002	2001

Change in Projected Benefit Obligation During the Period
At beginning of period	$588.8	$587.2
Service cost	3.0	2.7
Interest cost	43.9	44.2
Employee contributions	0.2	0.2
Arbitron spin-off	—	(15.0)
Amendments and currency translation	2.2	—
Actuarial (gain) loss	48.1	17.3
Benefits paid	(46.8)	(47.8)

At end of period	$639.4	$588.8

Change in Fair Value of Plan Assets During the Period
At beginning of period	$485.5	$639.7
Actual return on plan assets	(44.1)	(96.7)
Arbitron spin-off	—	(13.4)
Currency translation	1.6	—
Employee contributions	0.2	0.2
Employer contributions	3.8	3.5
Benefits paid	(46.8)	(47.8)

At end of period	$400.2	$485.5

Funded Status of Plan	$(239.2)	$(103.3)
Unrecognized net loss	358.2	214.4
Unrecognized prior service cost	0.1	2.2

Total	$119.1	$113.3

Balance Sheet Presentation
Intangible pension asset	$0.4	$3.1
Accrued benefit liability	(228.3)	(89.0)
Accumulated other comprehensive income, net of tax	226.2	133.4
Deferred income tax asset	120.8	65.8

Total	$119.1	$113.3

Assumptions Used in Calculations	2002	2001	2000

Discount rate	6.71%	7.43%	7.70%
Rate of compensation increase	4.01%	4.01%	4.02%
Expected return on plan assets	9.43%	9.44%	9.47%

Net Periodic Pension Cost (Credit)	2002	2001	2000

Service cost	$3.0	$2.8	$3.0
Interest cost	43.9	44.3	44.6
Expected return on plan assets	(54.9)	(57.4)	(58.5)
Net amortization and deferral	6.1	4.6	4.8

Total	$(1.9)	$(5.7)	$(6.1)

(Dollars in millions, except per share data)

expected returns are recognized in the net periodic pension calculation over five years. We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop our expected return on plan assets. For 2003, this rate will be 8.75%.

  The discount rate assumptions used for pension plan accounting reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. That rate is used to determine the benefit obligation at that date and the interest portion of the net periodic pension cost or credit for the following year. We determine the assumed rate of compensation increase based upon our long-term plans for such increases.

  Due to the recent combined adverse effects of falling stock market values on the valuation of plan assets and of falling interest rates on the benefit obligation, the accumulated benefit obligation of our principal pension plan exceeded the fair value of plan assets by $189.4 at December 31, 2002 and $56.9 at December 31, 2001. Under pension accounting rules, this condition required that we reclassify the prepaid pension cost related to this plan to recognize this unfunded liability and record the remainder (net of deferred income taxes and a small intangible asset amount) as a loss in accumulated other comprehensive income, which reduces stockholders’ equity.

  At December 31, 2002 and 2001, our prepaid pension cost asset included $11.3 and $7.6 held in benefit protection trusts for certain nonqualified plan participants and an intangible pension asset of $0.4 and $3.1.

  We recognized expense of $13.4 in 2002, $9.7 in 2001 and $9.2 in 2000 with respect to employer contributions to our defined contribution retirement plans.

Funded Status of Postretirement
Health Care and Life Insurance Plans

	September 30,
	2002	2001

Change in Benefit Obligation
At beginning of period	$42.4	$37.6
Service cost	0.1	0.1
Interest cost	3.0	2.7
Participant contributions	1.2	1.3
Arbitron spin-off	—	(0.3)
Actuarial loss (gain)	11.9	7.8
Benefits paid	(4.4)	(6.8)

At end of period	$54.2	$42.4

Change in Plan Assets
At beginning of period	$—	$—
Company contributions	3.2	5.5
Participant contributions	1.2	1.3
Benefits paid	(4.4)	(6.8)

At end of period	$—	$—

Funded Status of Plan
Benefit obligation, net	$54.2	$42.4
Unrecognized actuarial gain (loss)	(6.1)	6.0

At end of period	$48.1	$48.4

Current portion	$6.0	$6.0
Noncurrent portion	42.1	42.4

Total	$48.1	$48.4

Net Periodic Postretirement Benefit Cost

	2002	2001	2000

Service cost	$0.1	$0.1	$0.2
Interest cost	3.0	2.7	3.0
Actuarial gain amortization	(0.1)	(0.9)	(0.5)

Net periodic benefit cost	$3.0	$1.9	$2.7

Postretirement Benefits

We provide health care and life insurance benefits for eligible retired employees, including individuals who retired from operations we subsequently sold or discontinued. We sponsor several health care plans in the U.S. for both pre- and post-age 65 retirees. Our contributions to these plans differ for various groups of retirees and future retirees. Employees hired on or after January 1, 1992 may enroll at retirement in company-sponsored plans with no company subsidy. Employees hired before and retiring after January 1, 1992 may enroll in plans that subsidize pre-age 65 coverage only. Employees who retired prior to January 1, 1992 are subject to various cost-sharing policies depending on when retirement began and eligibility for Medicare. This is a closed group. Most retirees outside the U.S. are covered by governmental health care programs, and our cost is not significant.

  The accompanying tables present the amounts and changes in the aggregate benefit obligation at the beginning and end of and for each of the last two measurement periods and the components of net periodic postretirement benefit cost for the plans for the last three years. We do not prefund these costs.

  The assumed health care cost trend rate used in measuring the benefit obligation is 12% in 2002 with rates declining at a rate of 1% per year to an ultimate rate of 5% in 2010. A one percent increase in this rate would increase the benefit obligation at September 30, 2002 by $3.4 and the aggregate service and interest cost for the 2002 measurement period by $0.2. A one percent decrease in this rate would decrease the benefit obligation at September 30, 2002 by $3.2 and the aggregate service and interest cost for the 2002 measurement period by $0.2. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 6.75% for 2002 and 7.5% for 2001.

(Dollars in millions, except per share data)

H. STOCK PLANS

During the three-year period ended December 31, 2002, we maintained stock-based compensation plans for directors, officers, other employees, consultants and independent contractors.

  Our Amended and Restated 2001 Director Performance Incentive Plan authorizes the issuance of up to 350,000 shares in connection with awards of stock options, non-performance restricted stock and deferred stock to non-employee directors. An annual grant of a non-qualified stock option to purchase 4,000 shares is made to each eligible director with such grants becoming fully exercisable six months after the date of grant. The exercise price of the options is the fair market value of the underlying stock at the date of grant, and the options expire in ten years.

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

  Our 2002 Employee Stock Incentive Plan (“2002 ESIP”) authorizes the issuance until January 29, 2012 of up to 4,000,000 common shares in connection with awards of stock options, restricted stock awards and performance unit awards. Eligible participants in the 2002 ESIP include employees who are not executive officers or directors.

  Our Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorizes the issuance until November 27, 2010 of up to 27,000,000 common shares in connection with similar awards.

  At the time of the spin-off, holders of 18,127,045 Ceridian stock options and 59,870 unvested restricted stock awards had their awards adjusted in number, kind and exercise price to preserve the intrinsic value of their holdings based upon their employment status, as indicated in the table above. Other terms of the options were not changed.

  Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors.

  Stock options awarded under the 2002 ESIP and 2001 LTSIP generally vest annually either over a three-year period or on a specific date if certain performance criteria were satisfied, have either a 5-year or 10-year term and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant.

  The Compensation and Human Resources Committee of our board of directors has the discretion to determine the effect that a change of control of Ceridian will have upon awards made under these plans. In most cases, the vesting of stock options and restricted stock awards granted under these plans will accelerate upon a change of control of Ceridian.

  We have reserved 725,495 common shares for issuance under “Save-As-You-Earn” stock-based compensation

Stock Plans					Weighted-
					Average
	Option Price			Available	Exercise Price
	Per Share	Outstanding	Exercisable	for Grant	of Options

At December 31, 1999	$3.09 - $42.64	15,929,406	6,490,210	11,771,029	$22.26

Authorized				333,834
Granted	16.00 - 27.88	1,466,653		(1,466,653)	22.55
Became exercisable	10.53 - 38.97		3,116,997
Exercised	3.09 - 27.41	(762,875)	(762,875)		13.70
Canceled	11.82 - 38.97	(2,990,630)	(672,055)	884,531	24.99
Expired	7.15	(4,000)	(4,000)		7.15
ESPP purchases				(310,379)
UK Plans				(362)
Restricted stock, net				(17,366)

At December 31, 2000	$3.76 - $42.64	13,638,554	8,168,277	11,194,634	$22.18

Granted	18.46 - 22.50	4,814,250		(4,814,250)	18.52
Became exercisable	16.00 - 38.97		896,345
Exercised	3.76 - 21.19	(51,571)	(51,571)		17.51
Canceled	16.00 - 35.63	(274,188)	(83,008)	163,210	23.05
ESPP purchases				(2,313)
Restricted stock, net				(11,444)

At March 30, 2001	$3.76 - $42.64	18,127,045	8,930,043	6,529,837	$21.20

Authorized under new plans				29,075,495
Adjust 2001 option grants		1,612,002		(1,612,002)
Adjust prior option grants		19,925,736	9,608,778	(19,925,736)
Adjust restricted stock				(69,583)

At March 31, 2001, adjusted	$2.79 - $31.66	21,537,738	9,608,778	7,468,174	$15.81

Granted	13.71 - 20.42	530,541		(530,541)	17.55
Became exercisable	14.25 - 27.29		2,338,476
Exercised	2.79 - 18.61	(411,376)	(411,376)		12.94
Canceled	2.87 - 27.29	(1,263,536)	(361,801)	1,263,536	16.40
Expired	2.87	(714)	(714)	714	2.87
ESPP purchases				(167,925)
UK Plans				(28,059)
Restricted stock, net				(48,180)

At December 31, 2001	$3.71 - $31.66	20,392,653	11,173,363	7,957,719	$15.88

Authorized				4,000,000
Granted	13.97 - 22.25	4,978,925		(4,978,925)	18.11
Became exercisable	11.88 - 28.94		4,419,513
Exercised	3.71 - 21.16	(2,122,138)	(2,122,138)		14.34
Canceled	8.96 - 26.68	(2,141,341)	(734,811)	2,141,341	16.73
ESPP purchases				(297,830)
UK Plans				(3,216)
Restricted stock, net				(25,665)

At December 31, 2002	$4.80 - $31.66	21,108,099	12,735,927	8,793,424	$16.43

Common shares reserved for future issuance at December 31, 2002 were 29,901,523.

(Dollars in millions, except per share data)

plans for our employees in the United Kingdom (the “UK Plans”).

  Our Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 1,000,000 shares of newly issued or treasury common stock of Ceridian to eligible employees. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. In connection with the spin-off, we suspended activity in the ESPP from December 16, 2000 until June 16, 2001.

  As reported in Note A, we adopted the disclosure-only provisions of FAS 123 and continue to account for stock-based compensation as in prior years. Therefore, since all option exercise prices are at or above fair market value on the date of grant and the ESPP is a non-compensatory plan, no expense is recorded with respect to our stock option or employee stock purchase plans.

  We provide the following disclosure, including referenced tables, with respect to the provisions of FAS 123. We employ the Black-Scholes option pricing model for determining the fair value of stock option grants and ESPP purchases as presented in an accompanying table. Weighted average exercise prices for stock option activity and options outstanding at December 31, 2002, 2001 and 2000 are included in the Stock Plans table.

  Further information on outstanding and exercisable stock options by exercise price range as of the end of the current year is disclosed in an accompanying table. We are required to report the pro forma effect on net earnings and earnings per share that would have resulted if the fair value method of accounting for stock-based compensation issued in those years had been adopted. The application of the fair value method would have resulted in the determination of compensation cost for grants of stock options and purchases under the ESPP. This compensation cost would then be allocated to the related period of service. The results of this calculation and the assumptions used appear in the accompanying pro forma table.

Stock Rights Plan

  For holders of Ceridian common stock at November 9, 2001, we distributed one right for each outstanding share entitling the holder to purchase from us one ten-thousandth of a share of an unissued class of preferred stock for $75 dollars. In the event of a certain effort to acquire Ceridian, the holder would have the right to exercise the right for cash, property or securities of the issuer with a value of twice the exercise price. At December 31, 2002, no such event had occurred.

Stock Option Information as of December 31, 2002

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.80 – $13.71	5,465,514	2.95	$12.99	2,243,359	$11.97
$13.74 – $14.80	2,926,909	6.43	$14.66	2,700,422	$14.69
$14.81 – $15.78	2,495,311	4.37	$15.34	2,281,341	$15.34
$15.82 – $17.63	1,042,858	5.16	$16.66	860,901	$16.60
$17.68 – $18.11	4,033,587	4.10	$18.09	204,096	$17.99
$18.19 – $20.29	1,701,192	4.76	$18.93	1,307,751	$18.87
$20.35 – $20.35	2,249,126	5.81	$20.35	2,249,126	$20.35
$20.42 – $31.66	1,193,602	5.57	$22.79	888,931	$23.15

	21,108,099			12,735,927

Pro Forma Effect of Fair Value Accounting	2002	2001	2000

Net earnings as reported	$93.7	$54.7	$100.2
Pro forma net earnings	$78.1	$35.7	$87.1
Diluted earnings per share as reported	$0.62	$0.37	$0.68
Pro forma diluted earnings per share	$0.52	$0.24	$0.59

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8
Expected volatility	44.8%	38.7%	40.4%
Expected dividend rate	—	—	—
Risk-free interest rate	4.5%	4.0%	5.0%

Weighted Average Fair Values of Grants, Awards and Purchases

	2002		2001		2000

	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	4,978,925	$6.26	6,956,793	$5.39	1,466,653	$7.65
ESPP	297,830	$2.14	167,925	$4.10	310,379	$4.95

(Dollars in millions, except per share data)

I. FINANCING

In June 2002, our subsidiary, Comdata Network, Inc., entered into a $150.0 receivables securitization facility with up to a three-year term involving certain of its trade receivables (which this report refers to as the “Receivables”) and drew an advance of $100.0. The securitization facility is subject to financial covenants similar to those included in our $350.0 revolving credit facility and consists of two steps.

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

  CFC may increase or decrease its use of the securitization facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/ P-1 commercial paper rate (which was 1.45% at December 31, 2002), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.125% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.25% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

  The invested amount outstanding under the securitization facility increased from $100.0 to $150.0 during third quarter 2002, and the aggregate amount of Receivables encumbered by the Purchasers at December 31, 2002 was $173.3. The invested amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet, even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC.

  Under an agreement with a syndicate of commercial banks dated January 31, 2001, we entered into a $350.0 domestic revolving credit facility, of which $50.0 may be used for letters of credit, that expires in March 2006. This January 2001 credit facility also permits us to request that the bank syndicate use its best efforts to provide additional commitments so long as the total commitment does not exceed $500.0. The January 2001 credit facility is unsecured and its pricing for both loans and letters of credit is based on our senior unsecured debt ratings and LIBOR. The interest rate on borrowings under this facility was 2.44% as of December 31, 2002. Under the terms of the January 2001 credit facility, our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any fiscal quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. This facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. We have remained in compliance with all of these covenants. The January 2001 credit facility replaced a $250.0 domestic revolving credit facility with similar terms that was arranged with a commercial bank syndicate in July 1997. At December 31, 2000, advances of $50.0 and $1.7 of letters of credit were outstanding under the July 1997 credit facility.

  Senior notes with a face amount of $450.0 were sold in a Rule 144A offering in June 1999. The senior notes had a five-year term, a coupon interest rate of 7.25% per annum payable semiannually beginning December 1, 1999. The senior notes were sold at an original issue discount of $4.4 that, along with $0.8 of issue costs, was amortized to interest expense based on the term of the notes. We applied the net proceeds from the sale of the senior notes, along with cash balances and an advance of $210.0 on the July 1997 credit facility, to fund the acquisition of ABR Information Services, Inc. in June 1999. During first quarter 2000, Ceridian repurchased on the open market senior notes with a face amount of $20.0.

  In March 2001, at the time of the spin-off, advances of $235.0 from the January 2001 credit facility, the $225.0 Arbitron payment and existing cash

	December 31,

Debt Obligations	2002	2001

U.S. revolving credit facility	$40.0	$235.0
Comdata receivable securitization	150.0	—
UK overdraft facility	2.0	1.4

Total revolving credit agreements and overdrafts	192.0	236.4
Other long-term debt obligations	1.5	1.5

Total debt obligations	193.5	237.9
Less short-term debt and current portions of long-term debt	2.0	1.5

Long-term obligations, less current portions	$191.5	$236.4

(Dollars in millions, except per share data)

balances funded the required early retirement of the $430.0 of senior notes outstanding and payment of the $50.0 balance outstanding under the $250.0 domestic revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5. The establishment of the January 2001 credit facility also resulted in the payment of $1.0 for origination costs that are being amortized over its term. Further information on the spin-off appears under the heading “Discontinued Operations” in Note C.

  Under the January 2001 credit facility, in addition to the spin-off financing, we borrowed $50.0 in June 2001 in connection with the settlement of litigation and repaid a total of $50.0 during 2001. At December 31, 2001, advances of $235.0 and a letter of credit in the amount of $2.0 were outstanding under the January 2001 credit facility. We used the $150.0 proceeds from the receivables securitization facility and additional payments of $45.0 during 2002 to reduce the advances outstanding under January 2001 credit facility to $40.0 at December 31, 2002. These advances, along with a letter of credit in the amount of $2.3, leave us with unused borrowing capacity under the $350.0 revolving credit facility of $307.7, of which we have designated $150.0 as backup to the receivables securitization facility.

  In addition, payments of $18.8 and translation adjustments of $0.3 extinguished the balance of $19.1 outstanding at December 31, 2000 on revolving credit agreements of our Canadian subsidiary, leaving only a letter of credit valued at $0.8 and $0.9 at December 31, 2002 and 2001 outstanding under those agreements. During 2000, the balance on the Canadian revolving credit agreements had been reduced by payments of $19.6. Other indebtedness at December 31, 2002 and 2001 of $3.5 and $3.0 included an overdraft facility of a subsidiary in the UK and acquisition indebtedness.

J. COMMITMENTS AND CONTINGENCIES

Interest Rate Contracts

In accordance with our risk management policy, we hedge a substantial portion of our interest rate exposure related to our investment of customer funds, as further described in Note L, viewed within the context of our expectation of the future economic environment. Due to liquidity requirements for these obligations, we hold a large percentage of customer funds in overnight-maturing investments that are subject to interest rate variability. We manage this variability in part by investing a portion of these funds in longer-term instruments and by offsetting the variable rate income with floating rates on our debt obligations. We also utilize derivative securities such as interest rate contracts to manage interest rate risk.

  During the three-year period ended December 31, 2002, we maintained in effect interest rate contracts that function as cash flow hedges of the designated item for the purpose of hedging interest rate risk on customer funds. The counterparties to these arrangements are commercial banks with debt ratings of A or better. These arrangements, which do not require collateral, require the banks to pay us the amount by which a one-month LIBOR index of short-term interest rates falls below a specified floor strike level. Alternatively, when this index exceeds a specified cap strike level, we pay out to the banks the excess above the cap strike level. We believe that the risk of accounting loss through non-performance by the counterparties under any of these arrangements is negligible.

  Until FAS 133, neither these hedging arrangements nor the related investments and offsetting liability to customers were required to be reflected in our balance sheet. At the effective date of FAS 133 in January 2001, we recorded our interest rate contracts with a negligible effect on our accounts, except for a $2.6 gain required under the interpretation of FAS 133 in effect at that time. A subsequent interpretation of FAS 133 resulted in a reversal of $1.8 of that gain in the fourth quarter of 2002. The remainder of the gain will be reversed over the remaining term of the contracts involved.

  At December 31, 2002 and 2001, we had interest rate contracts in effect with an aggregate notional amount of $800.0. The active contracts at the end of 2002 had remaining terms of 5 to 35 months, floor strike levels ranging from 4.50% to 6.07% (averaging 5.05%) and cap strike levels ranging from 4.54% to 7.32% (averaging 5.95%). We report the carrying value of our derivative securities as a noncurrent asset on our balance sheet and any changes in the carrying value of these securities in other comprehensive income in our statement of stockholders’ equity. We recognize derivative gains and losses as cash settlements occur and include these amounts in revenue from HRS operations, along with the investment income hedged by these instruments. The gross unrealized gains from our derivative securities amounted to $75.8 in 2002 and $32.0 in 2001, and realized gains of $26.9 in 2002 and $10.3 in 2001 were included in HRS revenue. The gross unrealized gains result largely from a decline in forward interest rates. Based upon future expected interest rates as determined from LIBOR future prices in effect at the close of business on December 31, 2002, we expect to collect an additional $29.0 during the next twelve months.

Contracts

In March 2001, we entered into an agreement with Ultimate Software Group, Inc. (which this report refers to as “Ultimate”) that provided us with a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated payroll/ HR/self-service offering to our small business customers. We made an immediate payment of $10.0, of which $5.0 was contingent upon successful transfer of the technology to us. We also agreed to make additional payments commencing upon transfer of

(Dollars in millions, except per share data)

technology, based on the number of our customers’ employees paid by using the software and subject to minimum and maximum amounts.

  The transfer of technology was accomplished in February 2002. At that time and as a result of amendments to the agreement, the requirement for minimum monthly payments in 2002 was eliminated in consideration for an advance payment of $6.0, representing the minimum monthly payments for the year 2003. We remained obligated to future minimum monthly payments of $0.5 per month from January 2004 until January 1, 2006, when the minimum monthly payment will escalate at a rate of 5% per annum.

  The noncancelable term of the contract extends for seven years until March 2008 at which time either party may terminate the agreement, provided that at least two years prior written notice has been provided to the other party. Under the agreement, we may not, without Ultimate board approval, acquire an equity interest in Ultimate greater than 14.99% through purchases in the open market or from third parties.

  Effective January 1, 2003, we entered into a services agreement with Ultimate under which we will make quarterly payments totaling $2.3 during 2003 for extended technical support in connection with the introduction of our SourceWeb payroll services offering.

  In connection with the acquisition of certain call center assets in December 2002, we entered into royalty and services arrangements that are noncancelable for the first 36 months. Under these arrangements, we are obligated to make minimum payments of $2.2 in each of 2003, 2004 and 2005.

Leasing

We conduct a substantial portion of our operations in leased facilities. Most of our leases contain renewal options and require payments for taxes, insurance and maintenance. We remain secondarily liable for future obligations related to assigned leases totaling $1.3 at December 31, 2002. We do not anticipate any material non-performance by the assignees of these leases.

  Virtually all our leasing arrangements for equipment and facilities are operating leases and the rental payments under these leases are charged to operations as incurred. The amounts in the accompanying tables do not include assigned leases or obligations recorded as liabilities.

  Our rental expense and sublease income for each of the three years ended December 31, 2002 appear in the accompanying Rental Expense table.

Rental Expense	2002	2001	2000

Rental expense	$49.5	$44.2	$39.8
Sublease rental income	(0.6)	(0.5)	(0.3)

Net rental expense	$48.9	$43.7	$39.5

  Our future minimum noncancelable lease payments on existing operating leases at December 31, 2002, which have an initial term of more than one year, are presented in the accompanying Future Minimum Lease Payments table.

Future Minimum Lease Payments

2003	$44.1
2004	37.9
2005	30.7
2006	24.2
2007	22.6
Thereafter	111.8

K. LEGAL MATTERS

We are involved in a number of judicial and administrative proceedings considered normal in the nature of their current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

  Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we may not ultimately incur charges in excess of presently or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of our management that the final disposition of these proceedings will not, considering the merits of the claims and available reserves, have a material adverse effect on our financial position or results of operations.

(Dollars in millions, except per share data)

L. CUSTOMER FUNDS

Payroll and Tax Filing Funds

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments.

  We invest the U.S. trust funds primarily in high quality collateralized short-term investments or money market mutual funds. We may also invest these funds in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/ A- or better. Our Canadian trust funds are invested in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts and mortgages.

  For these services, we derive payroll and tax filing revenue from fees charged and from investment income received on payroll and tax filing deposits temporarily held pending remittance on behalf of customers to customers’ employees and taxing authorities.

  Due to our positive intent and ability to hold the marketable debt securities until maturity and supporting historical experience, we classify these securities as held-to-maturity and report them at amortized cost. Disposition of these securities before maturity is expected to be limited to unusual circumstances such as significant deterioration of the issuer’s creditworthiness or a major business combination or disposition.

  As identified on the consolidated balance sheet, payroll and tax filing funds and the offsetting obligations amounted to $2,380.5 and $2,126.4 at December 31, 2002 and 2001. This amount varies significantly during the year and averaged $1,846.5 and $1,867.7 for the years 2002 and 2001. The accompanying tables provide cost and market price information for various classifications of payroll and tax filing fund investments and amounts by maturity date.

Benefits Services Funds

In connection with our HRS benefits services operations, we receive funds on behalf of our customers for remittance to employees, insurance providers and others. These funds are not held in trust. At December 31, 2002, the amount of customer funds held for this purpose was $60.4 of which $33.4 was included in cash and equivalents and $27.0 in short-term investments. At December 31, 2001, the amount of customer funds held for this purpose was $44.5 of which $22.5 was included in cash and equivalents and $22.0 in short-term investments. The liability related to these funds is equal to the asset amount and is reported in “Drafts and customer funds payable” in our balance sheet. Investment income earned on these funds constitutes fees under agreements with customers and is included in revenue.

Investments of Payroll and Tax Filing Funds

	December 31, 2002		December 31, 2001

	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$1,562.0	$1,562.0	$1,491.0	$1,491.0
Held-to-maturity investments:
U.S. government and agency securities	187.6	196.6	100.1	103.5
Canadian and provincial government securities	124.8	130.5	87.3	90.2
Corporate debt securities	211.7	217.8	166.2	170.4
Asset-backed securities	212.7	223.0	184.1	194.3
Mortgage-backed and other securities	81.7	84.4	97.7	101.0

Total held-to-maturity investments	818.5	852.3	635.4	659.4

Payroll and tax filing funds	$2,380.5	$2,414.3	$2,126.4	$2,150.4

Investments of Payroll and Tax Filing Funds by Maturity Date

	December 31, 2002

	Cost	Market

Due in one year or less	$1,719.7	$1,724.7
Due in one to three years	253.7	263.8
Due in three to five years	407.1	425.8

Total	$2,380.5	$2,414.3

(Dollars in millions, except per share data)

M. SUPPLEMENTARY QUARTERLY DATA (Unaudited)

	2002				2001

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$314.5	$288.6	$287.8	$301.8	$303.6	$282.6	$291.9	$311.7
Costs and Expenses
Cost of revenue	150.1	141.6	139.5	143.3	146.7	142.7	143.9	147.8
Selling, general and administrative	90.9	87.2	94.4	102.8	102.2	92.2	97.3	112.9
Research and development	14.5	15.1	14.4	15.3	13.9	14.0	15.2	15.9
Other expense (income)(1)	14.9	9.7	(0.1)	9.8	—	(1.9)	52.5	(2.4)

Total costs and expenses	270.4	253.6	248.2	271.2	262.8	247.0	308.9	274.2

Earnings (loss) before interest and taxes	44.1	35.0	39.6	30.6	40.8	35.6	(17.0)	37.5
Interest income	0.6	0.6	0.6	0.3	0.5	2.5	1.7	1.8
Interest expense	(1.3)	(1.5)	(1.9)	(1.9)	(2.5)	(3.5)	(4.0)	(9.0)

Earnings (loss) before income taxes	43.4	34.1	38.3	29.0	38.8	34.6	(19.3)	30.3
Income tax provision (benefit)	14.6	12.3	13.8	10.4	16.0	14.0	(7.5)	12.4

Earnings (loss) from continuing operations	28.8	21.8	24.5	18.6	22.8	20.6	(11.8)	17.9
Discontinued operations(2)	—	—	—	—	—	—	—	5.2

Net earnings (loss)	$28.8	$21.8	$24.5	$18.6	$22.8	$20.6	$(11.8)	$23.1

Earnings (loss) per share(3)
Basic
Continuing operations	$0.19	$0.15	$0.17	$0.13	$0.16	$0.14	$(0.08)	$0.12
Net earnings	$0.19	$0.15	$0.17	$0.13	$0.16	$0.14	$(0.08)	$0.16
Diluted
Continuing operations	$0.19	$0.15	$0.16	$0.12	$0.15	$0.14	$(0.08)	$0.12
Net earnings	$0.19	$0.15	$0.16	$0.12	$0.15	$0.14	$(0.08)	$0.16
Shares used in calculations (in thousands)
Weighted average shares (basic)	148,467	148,526	148,246	146,875	146,376	146,149	145,950	145,790
Dilutive securities	401	1,407	5,467	4,057	2,903	3,207	—	766
Weighted average shares (diluted)	148,868	149,933	153,713	150,932	149,279	149,356	145,950	146,556

(1)	Includes 2002 unusual losses of $9.8 for the first quarter, $9.8 for the third quarter and $15.2 for the fourth quarter and 2001 unusual losses (gains) of $(2.1) for the first quarter, $52.4 for second quarter, and $(2.0) for the third quarter as described in Note C to the consolidated financial statements.

(2)	For information on discontinued operations, see Note C to the consolidated financial statements.

(3)	For information on the calculation of earnings per share, see Note A to the consolidated financial statements.

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

	Year Ended December 31,

	2002	2001	2000
Allowance for Doubtful Accounts Receivable
Balance at beginning of year	$16.2	$17.4	$17.5
Additions charged to costs and expenses	17.0	15.8	14.8
Write-offs and other adjustments(1)	(14.8)	(17.0)	(14.9)

Balance at end of year	$18.4	$16.2	$17.4

(1)	Other adjustments include the effect of acquisitions and dispositions of businesses.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS

CERIDIAN CORPORATION:

        Under date of January 22, 2003, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2002, as contained in Ceridian’s 2002 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 15.(a)2.). This financial statement schedule is the responsibility of Ceridian’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota

January 22, 2003

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

        We refer you to our Proxy Statement for our 2003 Annual Meeting of Stockholders and the heading “Election of Directors” for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

        We refer you to our Proxy Statement for our 2003 Annual Meeting of Stockholders and the heading “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

        Information regarding our executive officers is found in Item 1A of this report under the heading “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

        We refer you to our Proxy Statement for our 2003 Annual Meeting of Stockholders and the headings “Director Compensation,” “Report of Compensation and Human Resources Committee,” “Stock Price Performance Graph,” “Executive Compensation,” and “Employment Agreements and Change of Control Arrangements.” This information is incorporated by reference into this item of the report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

        We refer you to our Proxy Statement for our 2003 Annual Meeting of Stockholders and the heading “Share Ownership Information.” This information is incorporated by reference into this item of the report.

Equity Compensation Plan Information

        The following table and accompanying notes provide information about our common stock that may be issued upon the exercise of options and other incentive awards under all of our existing equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
Plan Category	warrants and rights	and rights	in Column(a))

Equity compensation plans approved by security holders	17,286,774 (1)	$16.12	7,920,529 (2)
Equity compensation plans not approved by security holders	3,821,325	$18.07	872,895 (3)

Total	17,726,404		8,793,424

(1)	The Ceridian Corporation Deferred Compensation Plan allows executive officers the opportunity to invest in various book accounts, including one that tracks the performance of our common stock (which this section of the report refers to as “Phantom Stock”). Upon distribution, such participants will receive the amounts invested in Phantom Stock in the form of shares of Ceridian common stock.

Column (a) includes the number of shares that are currently credited to participants’ Phantom Stock accounts and would be issued as Ceridian common stock upon a complete distribution of all amounts in the Phantom Stock account as of December 31, 2002.

(2)	The following number of shares remained available for issuance under each of our equity compensation plans that have been approved by our stockholders. Grants under these plans may be in the form of any of the listed types of awards:

Plan	Number of Shares	Types of Awards

Amended and Restated 2001 Long-Term Stock Incentive Plan	7,098,460	Stock options, restricted stock, performance units
Amended and Restated 2001 Director Performance Incentive Plan	287,824	Non-statutory stock options, restricted stock

Also, 534,245 shares remained available under the Ceridian Corporation Employee Stock Purchase Plan, an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended.

(3)	The following number of shares remained available for issuance under each of our equity compensation plans that have not been approved by our stockholders.

Under our 2002 Employee Stock Incentive Plan, 178,675 shares remained available for issuance. Grants under this plan may be in the form of non-statutory stock options, restricted stock or performance units.

In addition, the following plans for employees in the United Kingdom that have been approved by Inland Revenue under a “save-as-you-earn” (“SAYE”) plan design and have the following number of shares that remain available for issuance:

Plan	Number of Shares

2001 Savings-Related Share Option Plan	500,000
UK Compensation Share Option Plan	79,633
Amended Savings-Related Share Option Plan	114,587

        Ceridian Corporation 2002 Employee Stock Incentive Plan. On January 29, 2002, our board of directors approved the Ceridian Corporation 2002 Employee Stock Incentive Plan, pursuant to which incentive awards may be granted to our employees who are not executive officers or directors of the company. The plan authorizes the granting of non-statutory stock options, restricted stock and performance units. Only non-statutory stock options have been awarded under the plan. The non-statutory stock options have an exercise price equal to the closing price of Ceridian’s common stock on the date of grant, vest ratably over three years and expire in five years from the date of grant. As of December 31, 2002, non-statutory options to acquire 3,821,325 shares were outstanding under this plan, out of the 4,000,000 shares originally reserved for issuance.

        Ceridian Corporation 2001 Savings-Related Share Option Plan, Ceridian Corporation UK Compensation Share Option Plan and Ceridian Corporation Amended Savings-Related Share Option Plan (which this section of the report collectively refers to as the “SAYE Plans”). The SAYE Plans have been adopted by our Board of Directors. The SAYE Plans have been approved by Inland Revenue in the United Kingdom under the “save-as-you-earn” plan design and are available to employees of Ceridian’s subsidiaries in the United Kingdom.

        In 2001, the Board adopted the Ceridian Corporation 2001 Savings-Related Share Option Plan (“2001 SAYE”). Under the 2001 SAYE, employee-participants can commit to save a specified amount from after-tax pay for a fixed period (either three, five or seven years). At the end of the period chosen, participants have the choice to receive the savings amount and accumulated tax-free interest credits either in cash or to use the amount to purchase common stock from Ceridian at an exercise price equal to the market price of the stock as of the beginning of the savings contract period, less a 15% discount. Under the 2001 SAYE Plan, an aggregate of 500,000 shares of Ceridian common stock has been reserved for issuance.

        In connection with the spin-off, Ceridian’s predecessor amended the Ceridian Corporation Amended Savings-Related Share Option Plan (the “Rollover Plan”) and transferred the Rollover Plan to Ceridian. As a result of the spin-off and transfer of the Rollover Plan to Ceridian, the savings contracts held by employee-participants lost their tax-favored status. To make employee-participants whole for the income tax and national insurance liability resulting from the spin-off, employees were awarded additional savings contracts under the Ceridian Corporation UK Compensation Share Option Plan (“Compensation Plan”). Under the Rollover Plan and Compensation Plan, at the end of the contract period chosen (three, five or seven years), participants have the choice to receive the savings amount and accumulated interest credits either in cash or to use the amount to purchase common stock from Ceridian at an exercise price equal to the spin-adjusted market price of the stock as of the original date of joining the Rollover Plan, less a 20% discount. No new contributions are permitted under the Rollover Plan and the Compensation Plan. As of December 31, 2002, 114,587 and 79,633 shares of common stock, respectively, are eligible to be purchased from outstanding options under the Rollover Plan and Compensation Plan.

        For additional information concerning our equity compensation plans, we refer you to Note H, Stock Plans, to our consolidated financial statements. This information may be found in Part II, Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions

        None.

Item 14.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

        Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon and as of the date of that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Financial Statements of Registrant

        We refer you to the “Index of Consolidated Financial Statements” included in Part II, Item 8 of this report.

(a)2. Financial Statement Schedules of Registrant

        We refer you to the “Index of Financial Statement Schedules” included in Part II, Item 8 of this report.

(a)3. Exhibits

        The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit	Description

3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

3.02	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

3.03	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

4.01	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K filed by Ceridian on November 6, 2001 (File No. 001-15168)).

10.01	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.02	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.03	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.04	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001 (File No. 001-15168)).

10.05	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.3 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.06	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.4 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

Exhibit	Description

10.07	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.5 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002 (incorporated by reference to Exhibit 10.08 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.

10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002 (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).

10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002.

10.12*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.13*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.

10.14*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002 (incorporated by reference to Exhibit 10.12 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.15*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.

10.16*	Executive Employment Agreement between Ceridian Corporation and Bruce J. Thew, dated March 24, 2003.

10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.18*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.14 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.19*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.20*	Ceridian Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.21*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to Ceridian’s Annual Report on Form 10-K or the year ended December 31, 2001 (File No. 001-15168)).

10.22*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

Exhibit	Description

10.23*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168))

10.24*	Ceridian Corporation 2002 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.25*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the 2002 Employee Stock Incentive Plan) (incorporated by reference to Exhibit 10.21 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.26*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the 2002 Employee Stock Incentive Plan) (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.27*	Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.28*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.29*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.30*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.31*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.32*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.33*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.23 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.34*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15168)).

10.35*	Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15168)).

10.36*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

Exhibit	Description

10.37*	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.27 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.38*	Ceridian Corporation 2001 Savings-Related Share Option Plan.

10.39*	Ceridian Corporation UK Compensation Share Option Plan.

10.40*	Ceridian Corporation Amended Savings-Related Share Option Plan.

10.41	Credit Agreement dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/ C issuer, Other Lenders thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.42	First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).

10.43	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.44	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A. (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.45	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation (incorporated by reference to Exhibit 10.03 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

21.01	Subsidiaries of Ceridian.

23.01	Consent of Independent Auditors — KPMG LLP.

24.01	Power of Attorney.
99.01	Written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        We will provide you with copies of any of the exhibits listed above, upon request and payment of its reasonable expenses in furnishing such exhibits. We will also provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed.

(b) Reports on Form 8-K

        On October 17, 2002, we filed a Current Report on Form 8-K, dated October 17, 2002, containing a press release reporting our third quarter 2002 earnings results.

        On November 14, 2002, we filed a Current Report on Form 8-K, dated November 14, 2002, containing the Statements of Chief Executive Officer and Chief Financial Officer of Ceridian Corporation dated November 14, 2002 required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the filing of Ceridian Corporation’s Quarterly Report on form 10-Q for the quarterly period ended September 30, 2002.

        On January 23, 2003, we filed a Current Report on Form 8-K, dated January 23, 2003, containing a press release reporting our fourth quarter and full year 2002 earnings results.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2003.

CERIDIAN CORPORATION

By	/s/ Ronald L. Turner

Ronald L. Turner
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2003.

/s/ RONALD L. TURNER Ronald L. Turner Chairman, President and Chief Executive Officer (Principal Executive Officer)	/s/ JOHN R. EICKHOFF

/s/ LOREN D. GROSS Loren D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM J. CADOGAN William J. Cadogan, Director	/s/ NICHOLAS D. CHABRAJA

/s/ ROBERT H. EWALD Robert H. Ewald, Director	/s/ RONALD T. LEMAY

/s/ GEORGE R. LEWIS George R. Lewis, Director	/s/ CAROLE J. UHRICH

I, Ronald L. Turner, certify that:

        1. I have reviewed this annual report on Form 10-K of Ceridian Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RONALD L. TURNER

Ronald L. Turner
Chairman, President and Chief Executive Officer

Date: March 27, 2003

I, John R. Eickhoff, certify that:

        1. I have reviewed this annual report on Form 10-K of Ceridian Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN R. EICKHOFF

John R. Eickhoff
Executive Vice President and Chief Financial Officer

Date: March 27, 2003

CERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.02*	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.03*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).
4.01*	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.
10.01*	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.02*	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001.
10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.04*	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001.
10.05*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.06*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.07*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.
10.09	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.
10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002.
10.11	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002.
10.12*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002,
10.13	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.
10.14*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.

Exhibit
No.	Description of Exhibit

10.15	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.
10.16	Executive Employment Agreement between Ceridian Corporation and Bruce J. Thew, dated March 24, 2003.
10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.
10.18*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.19*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.20*	Ceridian Corporation Employee Stock Purchase Plan.
10.21*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.
10.22*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.23*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.24*	Ceridian Corporation 2002 Employee Stock Incentive Plan.
10.25*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the 2002 Employee Stock Incentive Plan).
10.26*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the 2002 Employee Stock Incentive Plan).
10.27*	Ceridian Corporation Benefit Equalization Plan, as amended.
10.28*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.29*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.30*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.31*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.
10.32*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.
10.33*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.34*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.
10.35*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).
10.36*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.
10.37*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.38	Ceridian Corporation 2001 Savings-Related Share Option Plan.
10.39	Ceridian Corporation UK Compensation Share Option Plan.
10.40	Ceridian Corporation Amended Savings-Related Share Option Plan.
10.41*	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/C issuer, Other Lenders thereto.

Exhibit
No.	Description of Exhibit

10.42*	First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders.
10.43*	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.
10.44*	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A.
10.45*	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors - KPMG LLP.
24.01	Power of Attorney.
99.01	Written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference