Form 10-Q
period 2003-03-31
CERIDIAN CORP /DE/
filed 2003-05-08
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     YES ☒           NO ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2003, was 148,099,691.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Part I. Financial Information		Pages

Item 1.	Financial Statements
	Consolidated Statements of Operations for the three month periods ended March 31, 2003 and 2002	3

	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	4

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

	In the opinion of Ceridian Corporation, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of March 31, 2003, and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

	The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

	The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	26

Signature		27

Certification of Chief Executive Officer		28

Certification of Chief Financial Officer		29

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation
(Unaudited) (Dollars in millions, except per share data)	and Subsidiaries

	For Periods Ended
	March 31,
	Three Months

	2003	2002

Revenue	$314.6	$301.8
Costs and Expenses
Cost of revenue	148.4	143.3
Selling, general and administrative	108.2	102.8
Research and development	16.3	15.3
Other expense (income)	(0.4)	9.8

Total costs and expenses	272.5	271.2

Earnings before interest and taxes	42.1	30.6
Interest income	0.5	0.3
Interest expense	(1.2)	(1.9)

Earnings before income taxes	41.4	29.0
Income tax provision	14.7	10.4

Net earnings	$26.7	$18.6

Earnings per share
Basic	$0.18	$0.13
Diluted	$0.18	$0.12
Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,451	146,875
Dilutive securities	434	4,057

Weighted average shares (diluted)	148,885	150,932

Antidilutive shares excluded (in 000’s)	18,567	4,401

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	March 31,	December 31,
	2003	2002

Assets
Cash and equivalents	$108.8	$134.3
Trade receivables, less allowance of $20.2 and $18.4	445.4	393.1
Other receivables	29.1	27.5
Current portion of deferred income taxes	28.4	28.4
Other current assets	41.8	38.2

Total current assets	653.5	621.5
Property, plant and equipment, net	144.6	149.1
Goodwill	894.9	890.3
Other intangible assets, net	110.9	114.5
Software and development costs, net	113.3	113.5
Prepaid pension cost	11.7	11.7
Deferred income taxes, less current portion	18.7	18.2
Investments	21.8	17.5
Derivative securities	70.3	71.4
Other noncurrent assets	8.0	9.8

Total assets before customer funds	2,047.7	2,017.5
Customer funds	2,906.2	2,440.9

Total assets	$4,953.9	$4,458.4

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$2.2	$2.0
Accounts payable	33.0	35.3
Drafts and settlements payable	144.7	120.8
Customer advances	14.8	13.2
Deferred income	29.9	29.2
Accrued taxes	63.6	61.1
Employee compensation and benefits	41.7	55.9
Other accrued expenses	39.6	42.8

Total current liabilities	369.5	360.3
Long-term obligations, less current portion	190.0	191.5
Deferred income taxes	28.0	25.4
Employee benefit plans	276.2	278.3
Other noncurrent liabilities	32.9	35.2

Total liabilities before customer funds obligations	896.6	890.7
Customer funds obligations	2,906.2	2,440.9

Total liabilities	3,802.8	3,331.6
Stockholders’ equity	1,151.1	1,126.8

Total liabilities and stockholders’ equity	$4,953.9	$4,458.4

See notes to consolidated financial statements.

FORM 10-Q	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS	and Subsidiaries

(Unaudited)	For Periods Ended March 31,
(Dollars in millions)	Three Months

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$26.7	$18.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	2.0	(1.3)
Depreciation and amortization	20.6	17.7
Asset write-downs	—	4.9
Reduction of environmental accrual	—	(4.1)
Contribution to retirement plan trust	(4.1)	—
Provision for doubtful accounts	3.8	4.1
Other	2.3	(2.6)
Decrease (Increase) in trade and other receivables	(59.4)	(67.7)
Increase (Decrease) in accounts payable	(2.5)	6.3
Increase (Decrease) in drafts and settlements payable	23.8	34.1
Increase (Decrease) in employee compensation and benefits	(14.5)	(15.8)
Increase (Decrease) in accrued taxes	2.7	11.0
Increase (Decrease) in other current assets and liabilities	(4.9)	2.5

Net cash provided by operating activities	(3.5)	7.7

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(6.2)	(6.5)
Expended for software and development costs	(5.5)	(10.0)
Expended for investments in and advances to businesses, less cash acquired	(3.1)	(15.5)
Proceeds from sales of businesses and assets	0.5	—

Net cash provided by (used for) investing activities	(14.3)	(32.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	—	(14.3)
Repurchase of common stock	(9.1)	—
Exercise of stock options and other	1.4	13.1

Net cash provided by (used for) financing activities	(7.7)	(1.2)

NET CASH PROVIDED (USED)	(25.5)	(25.5)
Cash and equivalents at beginning of period	134.3	116.2

Cash and equivalents at end of period	$108.8	$90.7

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2003	2002

Common Stock
Par value — $.01
Shares authorized — 500,000,000
Shares issued — 148,821,096 and 148,657,541	$1.5	$1.5
Shares outstanding — 148,158,668 and 148,540,540
Additional paid-in capital	906.3	906.3
Retained earnings	434.1	407.4
Treasury stock, at cost (662,428 and 117,001 common shares)	(8.9)	(1.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	45.3	45.9
Unrealized gain on marketable securities	0.3	1.0
Cumulative translation adjustment	(1.3)	(7.5)
Pension liability adjustment	(226.2)	(226.2)

Total stockholders’ equity	$1,151.1	$1,126.8

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended March 31,
	Three Months
	2003	2002

Net earnings	$26.7	$18.6

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	6.2	(3.4)
Change in unrealized gain from derivative securities	6.4	(5.8)
Change in unrealized gain from marketable securities	(1.1)	0.5
Change in pension liability	—	—
Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(7.3)	(6.5)

Other comprehensive income (loss) before income taxes	4.2	(15.2)
Income tax effect	0.7	4.1

Other comprehensive income (loss) after income taxes	4.9	(11.1)

Comprehensive income	$31.6	$7.5

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

EMPLOYEE PLANS

Stock Plans

We account for our stock-based compensation plans under the intrinsic method of APB Opinion No. 25 and related Interpretations. Under FAS 148, we are required to disclose the pro forma effects on reported net earnings and earnings per share that would have resulted if we elected to use the fair value method of accounting for stock-based compensation on an interim basis. This disclosure is presented in the accompanying table. We employ the Black-Scholes option pricing model to determine the fair value of stock option grants and employee stock purchase plan purchases.

Pro Forma Effect of Fair Value Accounting

	For Periods Ended
	March 31,
	2003	2002

Net earnings as reported	$26.7	$18.6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.8)	(4.1)

Pro forma net earnings	$22.9	$14.5
Diluted earnings per share as reported	$0.18	$0.12
Pro forma diluted earnings per share	$0.15	$0.10

Weighted-Average Assumptions
Expected lives in years	4-8	4-8
Expected volatility	43.6%	37.1%
Expected dividend rate	—	—
Risk-free interest rate	2.3%	4.7%

Retirement Plans

We maintain defined benefit pension plans for participating employees in the U.S. and in the UK. The U.S. plans include a principal plan that was offered to employees until it was closed on January 2, 1995. Inactive participants in this plan represent approximately 90% of the total participants. The other U.S. defined benefit plan is a supplemental plan that is not subject to ERISA. At December 31, 2002, the aggregate projected benefit obligation for these plans exceeded the aggregate fair value of plan assets by $239.2. The net periodic pension cost (credit) for these defined benefit pension plans for the first quarter of 2003 amounted to $2.6 compared to $(0.5) in the first quarter of 2002. We used assumptions of a 6.75% discount rate, a long-term rate of return on plan assets of 8.75% and a rate of compensation increase of 4.0% in determining the 2003 net periodic pension cost.

During the first quarter of 2003, we made a voluntary employer cash contribution to the principal plan of $4.1.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME)

	For Periods Ended March 31,
	Three Months
	2003	2002

Foreign currency translation expense (income)	$(0.3)	$—
Gain on sale of assets	(0.2)	—
Other expense (income)	0.1	—
Accrued exit costs	—	9.0
Asset write-downs	—	4.9
Reduction of environmental accrual	—	(4.1)

Total	$(0.4)	$9.8

During the first quarter of 2002, we announced a series of actions intended to consolidate certain operations in both of our business segments and recorded accrued exit costs of $9.0. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 for exit costs. Of the $7.5 accrual, $5.3 related to severance costs for 317 employees, all of whom were terminated by December 31, 2002, and $2.2 represented other exit costs, primarily related to lease terminations. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 for 76 employees, including 67 terminated by March 31, 2003, and other exit costs of $0.5, primarily related to lease terminations.

HRS recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with The Ultimate Software Group, Inc. (which this report refers to as “Ultimate”). Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligations, which revealed a reduced requirement for certain of these obligations that were previously established. As a result, we credited $4.1 to other expense (income) and removed that amount from other noncurrent liabilities.

In the fourth quarter of 2002, we reviewed the status of accrued exit costs and revised the estimated amounts to reduce the severance cost provisions made by HRS in the first quarter of 2002 by $0.8 and in the first quarter of 2000 by $0.3 and by Comdata in the first quarter of 2002 by $0.3. We also incurred additional expense in HRS for severance costs of $1.3, involving 81 employees (all terminated by December 31, 2002), and other exit costs of $2.9 and in Comdata for severance costs of $0.6, involving 41 employees (all of whom were terminated by March 31, 2003), and other exit costs of $1.1. We paid all of the additional HRS severance costs during the fourth quarter of 2002. The other exit costs largely represented lease commitments, net of expected recoveries.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME) (Continued)

Accrued Exit Costs

		Other
	Severance	Costs	Total

First quarter 2002	$6.3	$2.7	$9.0
Fourth quarter 2002	1.9	4.0	5.9

Total 2002 accrued exit costs	8.2	6.7	14.9
Utilization:
2002 cash payments	(6.3)	(2.5)	(8.8)
2002 recoveries	(1.1)	—	(1.1)
2003 cash payments	(0.3)	(1.5)	(1.8)

Balance at March 31, 2003	$0.5	$2.7	$3.2

INVESTING ACTIVITY

Derivative Securities

During the reported periods we maintained interest rate contracts to hedge interest rate risk in our customer funds and corporate cash portfolios. These derivative securities provide that if one-month LIBOR is below a floor, the counterparty makes a payment to us. Likewise, if one-month LIBOR is above a cap, we make a payment to the counterparty. These payments increase or decrease investment income from customer funds as reported in HRS revenue. Counterparties are all commercial banks with debt ratings of A or better. The maximum length of any derivative security is approximately 5.2 years.

The fair market value of the derivative securities is reported in the non-current asset section of the balance sheet. The fair market value decreased from $71.4 at December 31, 2002 to $70.3 at March 31, 2003. This decrease in value was primarily due to a decline in forward interest rates net of collections of cash payments from counterparties of $7.3 during the first three months of 2003. Based upon future expected interest rates as determined from LIBOR futures prices in effect at the close of business on March 31, 2003, we expect to collect an additional $30.2 during the next 12 months.

At March 31, 2003, the net unrealized gain related to these securities amounted to $45.3, after reduction for deferred income taxes of $24.4, and is reported in other comprehensive income. This compares to a net unrealized gain of $45.9, after reduction for deferred income taxes of $24.7, at December 31, 2002.

In April 2003, Comdata executed diesel fuel price hedge contracts to hedge the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts hedge approximately half of the expected change in total Comdata revenue due to changes in diesel fuel prices for the period June 1 to December 31, 2003.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

Investments

During March 2003, we paid $3.0 to acquire from the issuer 750,000 unregistered shares of the common stock of Ultimate and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. At December 31, 2002 and March 31, 2003, we also held 785,000 Ultimate common shares purchased on the open market. Our holdings of Ultimate represent an equity interest of approximately 9.2%. In addition, we held 919,227 common shares of U.S.I Holdings Corporation (which this report refers to as “USIH”) at December 31, 2002 and March 31, 2003. These securities are recorded at cost and treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in comprehensive income. The carrying values of our holdings of Ultimate amounted to $6.0 at March 31, 2003 and $2.9 at December 31, 2002. The carrying values of our holdings of USIH amounted to $9.6 at March 31, 2003 and $10.8 at December 31, 2002. At March 31, 2003, the net unrealized gain related to these securities amounted to $0.3, after reduction for deferred income taxes of $0.2, and is reported in other comprehensive income. This compares to a net unrealized gain of $1.0, after reduction for deferred income taxes of $0.6, at December 31, 2002.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

Debt Instruments

At December 31, 2002, we maintained two major credit facilities described below. We also maintain an overdraft account in our UK subsidiary with outstanding balances of $2.2 at March 31, 2003 and $2.0 at December 31, 2002. A note payable for $1.5 due in January 2003 to a creditor that was also a customer was converted into a customer advance at the maturity date of the note in connection with a sales arrangement. Therefore, the non-cash settlement of the note does not appear in the statement of cash flows.

In June 2002, Comdata entered into a $150.0 receivables securitization facility with up to a three-year term that uses Comdata trade receivables as collateral for borrowings. The amount outstanding under this facility at December 31, 2002 was $150.0, and we have maintained that amount through March 31, 2003. The aggregate amount of receivables serving as collateral amounted to $182.6 at March 31, 2003 and $173.3 at December 31, 2002. The amounts outstanding as long-term debt and the collateralized receivables remain on our consolidated balance sheet.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit until March 2006. We had no activity in this facility during the first quarter of 2003, so the balances outstanding remain at $40.0 for advances and $2.3 for letters of credit. Payments under this facility during the first quarter of 2002 amounted to $15.0. At March 31, 2003, we have unused borrowing capacity under the domestic revolving credit facility of $307.7, of which we have designated $150.0 as backup to the receivables securitization facility.

We remain in compliance with covenants under our credit facilities at March 31, 2003.

Equity Instruments

During the first quarter of 2003, we paid $9.1 to repurchase 675,800 shares of our common stock on the open market at an average net price of $13.48 per share. As of March 31, 2003, we may repurchase up to 11,531,200 additional shares of our common stock under an existing authorization from our board of directors.

CUSTOMER FUNDS

Effective in 2003, we report our benefits services funds together with our payroll and tax filing funds and present the combined amount as “customer funds” in our balance sheet. The related obligations are similarly reported on a combined basis. We believe that such a presentation better reflects our practice of utilizing benefits services customer deposits to meet the related customer obligation, even though the use of these funds is not restricted by law or regulation. Amounts for prior periods have been restated to conform to the current presentation.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS (Continued)

The balance sheet effect of the change reclassified benefit services assets previously reported in “cash and equivalents” and “short-term investments” ($33.4 and $27.0 at December 31, 2002) into “customer funds” and reclassified related liabilities previously presented in “drafts and customer funds payable” ($60.4 at December 31, 2002) into “customer funds obligations.” The effect on the statement of cash flows eliminated this “cash and equivalents” amount from the operations “cash and equivalents balance,” any changes in these “short-term investments” from investing cash flows, and any changes in these “customer funds payable” from working capital operating cash flows.

Customer funds and the offsetting obligations amounted to $2,906.2 at March 31, 2003 and $2,440.9 at December 31, 2002. This amount varies significantly during the year and averaged $2,414.4 and $2,218.1, respectively, for the three-month periods ended March 31, 2003 and 2002. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

Investments of Customer Funds

	March 31, 2003		December 31, 2002
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$2,056.8	$2,056.8	$1,612.5	$1,612.5
Held-to-maturity investments:
U.S. government and agency securities	208.1	217.6	197.6	207.0
Canadian and provincial government securities	124.4	129.2	124.7	130.5
Corporate debt securities	222.7	227.6	211.7	217.8
Asset-backed securities	219.1	226.8	212.7	223.0
Mortgage-backed and other securities	75.1	76.7	81.7	84.3

Total held-to-maturity investments	849.4	877.9	828.4	862.6

Payroll and tax filing funds	$2,906.2	$2,934.7	$2,440.9	$2,475.1

Investments of Customer Funds by Maturity Date

	March 31, 2003
	Cost	Market

Due in one year or less	$2,243.5	$2,248.4
Due in one to three years	227.2	235.5
Due in three to five years	435.5	450.8

Total	$2,906.2	$2,934.7

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	March 31,	December 31,
	2003	2002

Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	270.9	275.0
Buildings and improvements	94.6	91.9

Total property, plant and equipment	377.9	379.3
Accumulated depreciation	(233.3)	(230.2)

Property, plant and equipment, net	$144.6	$149.1

Goodwill
At beginning of year (HRS $773.3 and $743.8, Comdata $117.0 and $117.0)	$890.3	$860.8
Acquired (HRS $1.1 and $28.2)	1.1	28.2
Translation and other adjustments (HRS $3.5 and $1.3)	3.5	1.3

At end of year (HRS $777.9 and $773.3, Comdata $117.0 and $117.0)	$894.9	$890.3

Other Intangible Assets
Customer lists (accumulated amortization of $22.6 and $21.3)	$46.2	$45.5
Trademarks (accumulated amortization of $17.2 and $16.1)	73.5	73.2
Technology (accumulated amortization of $25.1 and $23.4)	50.7	51.8
Non-compete agreements (accumulated amortization of $7.6 and $7.0)	13.0	11.8

Total other intangible assets	183.4	182.3
Accumulated amortization	(72.5)	(67.8)

Other intangible assets, net	$110.9	$114.5

Software and Development Costs
Purchased software	$67.8	$68.8
Other software development cost	111.4	104.9

	179.2	173.7
Accumulated amortization	(65.9)	(60.2)

Software and development costs, net	$113.3	$113.5

Depreciation and Amortization

	For Periods Ended March 31,
	Three Months

	2003	2002

Depreciation and amortization of property, plant and equipment	$10.8	$10.3
Amortization of other intangible assets	4.1	3.7
Amortization of software and development costs	5.7	3.7

Total	$20.6	$17.7

Amortization for other intangible assets held at March 31, 2003 is estimated to be $16.2 for 2003, $15.8 for 2004, $13.8 for 2005, $11.1 for 2006 and $7.8 for 2007.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA

	For Periods Ended

	March 31,
	Three Months

	2003	2002

HRS
Revenue	$235.6	$226.7
EBIT before unusual losses and gains	$20.1	$19.5
Unusual (losses) gains	—	(12.4)

EBIT	$20.1	$7.1
Total assets at March 31, 2003 and December 31, 2002 before customer funds	$1,378.8	$1,383.4
Customer funds	2,906.2	2,440.9

Total assets at March 31, 2003 and December 31, 2002	$4,285.0	$3,824.3
Comdata
Revenue	$79.0	$75.1
EBIT before unusual losses and gains	$22.0	$20.9
Unusual (losses) gains	—	(1.5)

EBIT	$22.0	$19.4
Total assets at March 31, 2003 and December 31, 2002	$589.3	$557.7
Other
Revenue	$—	$—
EBIT before unusual losses and gains	$—	$—
Unusual (losses) gains	—	4.1

EBIT	$—	$4.1
Total assets at March 31, 2003 and December 31, 2002	$79.6	$76.4
Total Ceridian
Revenue	$314.6	$301.8
EBIT before unusual losses and gains	$42.1	$40.4
Unusual (losses) gains	—	(9.8)

EBIT	$42.1	$30.6
Total assets at March 31, 2003 and December 31, 2002 before customer funds	$2,047.7	$2,017.5
Customer funds	2,906.2	2,440.9

Total assets at March 31, 2003 and December 31, 2002	$4,953.9	$4,458.4

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, which factors are also incorporated herein by reference. Such important factors include:

•	Our ability to attract and retain customers

•	The effect of changes in governmental regulations relating to employee benefits, funds transfer and other matters

•	Success in introducing and selling new or enhanced products and services

•	Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•	Risks associated with litigation and similar matters

•	Problems effecting system upgrades and conversions

•	Our ability to adapt to changing technology

•	Acquisition risks

•	Competitive conditions

•	International operations risks

•	Success of implementation of plans to improve performance of U.S. HRS business

•	Our ability to increase operating efficiencies and reduce costs

•	Liability as a portability and retirement plan administrator

•	Comdata’s relationships with key vendors and suppliers

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

RESULTS OF OPERATIONS

Consolidated Results — Overview

Our net earnings for the first quarter of 2003 amounted to $26.7 million, or 18¢ per diluted share, compared to net earnings of $18.6 million, or 12¢ per diluted share, in the same quarter of 2002. Our revenue for the first quarter of 2003 amounted to $314.6 million compared to $301.8 million in the same quarter of 2002. Net earnings for the first quarter of 2002 included net unusual losses before income taxes of $9.8 million that are further described later in this discussion under the heading “Unusual Items.”

In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development costs

•	“EBIT” represents earnings before interest and taxes

•	“HRS” relates to our human resource solutions division and subsidiaries

•	“Comdata” relates to the consolidated results of our transportation and gift card subsidiary, Comdata Network, Inc., and its subsidiaries

•	“Other” relates to the results of our corporate center operations that were not allocated to these two business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

Statements of Operations First Quarter Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue	$314.6	$301.8	12.8	4.2	100.0	100.0
Cost of revenue	148.4	143.3	5.1	3.5	47.2	47.5
SG&A expense	108.2	102.8	5.4	5.2	34.4	34.1
R&D expense	16.3	15.3	1.0	6.3	5.2	5.1
Other expense (income)	(0.4)	9.8	(10.2)	NM	(0.1)	3.2
Total costs and expenses	272.5	271.2	1.3	0.4	86.6	89.9
EBIT	42.1	30.6	11.5	37.9	13.4	10.1
Interest income	0.5	0.3	0.2	31.1	0.1	0.1
Interest expense	(1.2)	(1.9)	0.7	(37.8)	(0.4)	(0.6)
Earnings before income taxes	41.4	29.0	12.4	42.9	13.2	9.6
Income taxes	14.7	10.4	4.3	40.9	4.7	3.5
Earnings from continuing operations	$26.7	$18.6	8.1	44.0	8.5	6.1
Diluted EPS from continuing operations	$0.18	$0.12	0.06	50.0

Our consolidated revenue increased by $12.8 million in the quarterly comparison with $8.9 million of the increase coming from HRS and $3.9 million coming from Comdata.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

The following factors had the most significant impacts on our HRS revenue performance:

•	More revenue from the sale of add-on services to our payroll services customers

•	Contributions of businesses acquired during 2002

•	Benefits from the effect of currency fluctuations on our international revenue

•	Lower employment levels of our customers

•	Lower yields on our investments of customer funds

The following factors had the most significant impacts on our Comdata revenue performance:

•	Higher levels of retail card sales revenue and transaction volume

•	Higher fuel prices

•	Higher transaction volume in over-the-road transactions

•	Lower revenue from permitting services

•	Lower revenue from the sale of point-of-sale terminal equipment

Further details are provided in the following section entitled “Business Segment Results.”

Our total costs and expenses increased by $1.3 million in the quarterly comparison. HRS costs and expenses decreased by $4.1 million and Comdata costs and expenses increased by $1.3 million. Also, first quarter 2002 costs and expenses included the benefit of a $4.1 million reduction of environmental accruals not allocated to our business segments. The principal factors affecting the comparison of total costs and expenses included:

•	Net unusual losses in other expense (income) of $9.8 million in the first quarter of 2002

•	Additional pension expense of $4.1 million

•	Additional costs of approximately $5.0 million related to the introduction of SourceWeb

•	Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•	Additional costs from higher levels of Comdata retail card sales and transaction volume

Our interest income increased by $0.2 million due to a higher level of invested cash equivalents.

Our interest expense declined by $0.7 million as a result of lower interest rates and a lower level of outstanding debt. Our average effective interest rate on borrowings from our major credit facilities declined from 3.32% in the first quarter of 2002 to 2.36% in the first quarter of 2003, and our average outstanding borrowings from those facilities in those periods declined from $224.8 million to $190.0 million.

Our effective tax rate decreased from 36.0% for the first quarter of 2002 to 35.5% for the first quarter of 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Business Segment Results

Segment First Quarter Comparisons	(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue
HRS	$235.6	$226.7	8.9	3.9	74.9	75.1
Comdata	79.0	75.1	3.9	5.1	25.1	24.9
Total	$314.6	$301.8	12.8	4.2	100.0	100.0
EBIT
HRS	$20.1	$7.1	13.0	185.2	8.6	3.1
Comdata	22.0	19.4	2.6	13.5	27.9	25.8
Other	0.0	4.1	(4.1)	NM	NM	NM
Total	$42.1	$30.6	11.5	37.9	13.4	10.1

HRS

Revenue for our HRS business increased by $8.9 million in the quarterly comparison. Revenue from U.S. operations increased by $4.4 million while revenue from Canadian operations increased by $1.8 million and UK operations increased by $2.7 million.

Our U.S. payroll and tax filing revenue benefited primarily from the sale of add-on services to existing customers. One example is our Payment Solutions service where we make compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers. This service provided an additional $60.0 million to the average balance of our customer funds investments, which would represent $2.4 million of revenue from interest income, for the first quarter of 2003 compared to the first quarter of 2002. The $3.6 million increase in revenue from our LifeWorks employee assistance services and our benefits services operations benefited principally from businesses we acquired during 2002. Customer employment levels declined slightly from year-end 2002 and were below those of the first quarter of 2002, which resulted in a revenue reduction of $1.5 million in the quarterly comparison. Revenue in Canada and UK operations benefited from changes in currency exchange rates by a total of $3.5 million while their sales of add-on services and one-time sales more than offset reductions in repetitive revenue.

In total, the average balance of customer funds rose by 8.8% from $2,218.1 million for the first quarter of 2002 to $2,414.4 million for the first quarter of 2003, which included a Canadian currency exchange benefit that represented about 150 basis points of the percentage increase. The average yields on invested customer funds for the comparative 2003 and 2002 quarters were 4.04% and 4.41%, which reduced our revenue by $2.2 million.

Total costs and expenses for our HRS business decreased by $4.1 million in the quarterly comparison. The principal factor in the decrease related to charges totaling $12.4 million from exit costs and an asset write-down during the first quarter of 2002 with no corresponding charge during the current quarter. These charges are described later in this discussion under the heading “Unusual Items.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Cost of revenue for HRS increased by $3.7 million. Contractual commitments involving our licensing and services agreements with Ultimate, which are associated with the SourceWeb introduction, contributed $2.1 million of the increase. Benefits services operations experienced increased cost of revenue of $2.2 million related to operations acquired in 2002 and $1.6 million of incremental costs associated with the completion of the transfer of certain California and Virginia operations to our Florida operation. Cost of revenue for operations in Canada and the UK increased as a result of exchange rate changes that also benefited the revenue comparison. Reductions in cost of revenue primarily involved staff reductions, lower utilization of outside consultants and cost savings on supplies and materials.

SG&A expense for our HRS business increased by $4.1 million in the quarterly comparison. Increases in selling expense of $4.6 million reflected a higher staffing level in U.S. operations and incremental costs associated with the introduction of SourceWeb. General and administrative expenses reflected $2.3 million of our 2003 additional pension cost as well as added expense related to 2002 acquisitions and the currency rate change. These additional expenses were offset by staff reductions and reduced provisions for incentive payouts and benefits.

R&D expense for our HRS business increased by $0.9 million in the quarterly comparison due primarily to development efforts associated with add-on products and services and the exchange rate effect on non-U.S. expenses.

Comdata

Comdata revenue grew by $3.9 million as higher fuel prices added $2.6 million to the quarterly comparison. Revenue from retail and payment services card sales and transaction processing increased by $3.4 million in the quarterly comparison. Revenue from sales of point-of-sale terminal equipment decreased by $1.5 million as customers continued to restrain their capital spending. Permitting services declined by $1.1 million compared to the first quarter of 2002 as the market for permitting services continued to contract. The remainder of the increase in the quarterly comparison of revenue related primarily to a 3.5% increase in transportation card transaction volume.

Comdata’s costs and expenses rose by $1.3 million in the quarterly comparison due principally to a $2.9 million increase in cost of revenue resulting from the higher level of retail and payment services cash card sales and transaction processing revenue. The lower level of revenues from point-of-sale terminal equipment and permitting services largely accounted for a cost of revenue decrease of $1.3 million. Bad debt expense changed little from the first quarter 2002 level. In addition, Comdata increased selling expenses by $0.2 million and absorbed $0.8 million of our additional 2003 pension cost in general and administrative expense. In the first quarter of 2002, Comdata recorded exit costs related to facility consolidation of $1.5 million with no comparable item in the current quarter. The 2002 exit costs are described later in this discussion under the heading “Unusual Items.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Other

The reported EBIT of $4.1 million for the first quarter of 2002 results from reduction of a previously established accrual for environmental cleanup. Further details on this item and other unusual gains and losses appear in the following section entitled “Unusual Items.”

Unusual Items

During the first quarter of 2002, we announced a series of actions intended to consolidate certain operations in both of our business segments and recorded accrued exit costs of $9.0 million. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 million for exit costs. Of the $7.5 million accrual:

•	$5.3 million related to severance costs for 317 employees, all of whom were terminated by December 31, 2002

•	$2.2 million represented other exit costs, primarily related to lease terminations.

The consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 67 terminated by March 31, 2003, and other exit costs of $0.5 million, primarily related to lease terminations.

In the fourth quarter of 2002, we reviewed the status of accrued exit costs and revised the estimated amounts to reduce the severance cost provisions made by HRS in the first quarter of 2002 by $0.8 million and in the first quarter of 2000 by $0.3 million and by Comdata in the first quarter of 2002 by $0.3 million. We also incurred additional expense in HRS for severance costs of $1.3 million, involving 81 employees (all terminated by December 31, 2002), and other exit costs of $2.9 million and in Comdata for severance costs of $0.6 million, involving 41 employees (all of whom were terminated by March 31, 2003), and other exit costs of $1.1 million. We paid all of the additional HRS severance costs during the fourth quarter of 2002. The other exit costs largely represented lease commitments, net of expected recoveries.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Three Months Ended March 31,

	2003	2002	Change

Operating activities	$(3.5)	$7.7	$(11.2)
Investing activities	(14.3)	(32.0)	17.7
Financing activities	(7.7)	(1.2)	(6.5)
Net cash flows provided (used)	$(25.5)	$(25.5)	$—
Cash and equivalents at 3/31/03 and 12/31/02	$108.8	$134.3	$(25.5)

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Three Months Ended March 31,

	2003	2002	Change

Earnings from continuing operations	$26.7	$18.6	$8.1
Provision for deferred income taxes	2.0	(1.3)	3.3
Depreciation and amortization	20.6	17.7	2.9
Asset write-downs	—	4.9	(4.9)
Other reconciling items	2.0	(2.6)	4.6
From continuing operations earnings	51.3	37.3	14.0
From continuing operations working capital activities	(54.8)	(29.6)	(25.2)
Cash flows provided by operating activities	$(3.5)	$7.7	$(11.2)

Cash Flows

Cash Balances and Operations

Effective in 2003, we report our HRS benefits services funds together with our payroll and tax filing funds and present the combined amount as “customer funds” in our balance sheet. The related obligations are similarly reported on a combined basis. We believe that such a presentation better reflects our practice of utilizing benefits services customer deposits to meet the related customer obligation, even though the use of these funds is not restricted by law or regulation. Amounts for prior periods have been restated to conform to the current presentation.

The balance sheet effect of the change reclassified assets previously presented in “cash and equivalents” and “short-term investments” ($33.4 million and $27.0 million at December 31, 2002) into “customer funds” and reclassified related liabilities previously presented in “drafts and customer funds payable” ($60.4 million at December 31, 2002) into “customer funds obligations.” The effect on the statement of cash flows for the first quarter of 2002 eliminated $9.7 million of “cash and equivalents” from the operations “cash and equivalents balance,” a $5.0 million cash outflow for “short-term investments” from investing cash flows, and a cash inflow of $14.7 million from an increase in “customer funds payable” in working capital changes to operating cash flows.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Our cash and equivalents decreased by $25.5 million to $108.8 million during the first quarter of 2003 as we used cash balances to fund restrained investing activities and repurchases of our common stock. Our net operating cash outflow amounted to $3.5 million for the first quarter of 2003 as cash outflows associated with an investment in net working capital of $54.8 million exceeded operating cash inflows from earnings activities of $51.3 million. The net operating cash inflow of $7.7 million for the first quarter of 2002 represented the excess of cash inflows from earnings activities of $37.3 million over cash outflows associated with net working capital investments of $29.6 million.

We discussed the factors that led to the $14.0 million increase in operating cash inflows from earnings activities in the previous section of this discussion called “Results of Operations.” The change in the quarterly comparison of the operating cash flows related to working capital activities is largely driven by a $25.9 million swing in the net balances of Comdata transportation receivables and the related liability for drafts and settlements payable at the beginning and end of the reporting period. The principal factors that influenced this working capital result were as follows:

•	Comdata receivables are low at the end of each calendar year since transportation transactions drop off dramatically around the holiday period. This results in higher net working capital cash inflows during the fourth quarter than in other quarters as collections of receivables outpace the addition of new balances. During the first quarter of the following year, transaction volumes return to a more normal level. The corresponding increase in receivables generates a rise in working capital levels, which has a negative effect on cash flows for the first quarter of the year. For the first quarter of 2003, this effect resulted in a $33.4 million increase in Comdata receivables. The cash flows for drafts and settlements payable run counter to the receivables but in lesser amounts, which reduced the net working capital cash outflow from these factors to a net amount of $10.8 million in the first quarter of 2003.

•	Because Comdata receivables include amounts of purchases financed by transportation card transactions as well as transaction fees, changing fuel prices impact the working capital cash flows associated with these receivable and the related payables. Since average fuel prices increased in the first quarter of 2003, this pricing effect increased working capital cash outflows by $9.1 million including consideration of an offsetting effect in drafts and settlements payable.

•	Comdata working capital cash flows are impacted by a calendar effect that is related to the day of the week on which the reporting period begins and ends. Comdata’s over-the-road receivables turn over about every 6 days and drafts and settlements are cleared even more frequently. On occasion, banking services are not available on a period-closing date. This may result in temporary fluctuations in cash balances for reporting purposes. This calendar factor gave rise to approximately $6.0 million in additional net working capital outflows during the first quarter of 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Investing

During the first quarter of 2003 we made capital expenditures of $6.2 million for property and equipment and $5.5 million for software and development costs. The respective amounts for 2002 were $6.5 million and $10.0 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. We described this transaction further in the note to consolidated financial statements entitled “Investing Activity.” During the first quarter of 2002, we spent $15.6 million to acquire SYLINQ Corporation.

Financing

During the first quarter of 2003, we paid $9.1 million to repurchase 675,800 shares of our common stock on the open market at an average net price of $13.48 per share. Proceeds from exercises of stock options and employee stock plan purchases amounted to $1.4 million during the first quarter of 2003 compared to $13.1 million in the first quarter of 2002 due to lower prices for Ceridian stock in 2003. During the first quarter of 2002, we made payments of $15.0 million on our domestic revolving credit facility. We described these transactions further in the note to consolidated financial statements entitled “Financing.”

Liquidity and Capital Resources

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows are discussed under the section entitled “Cash Balances and Operations” above. Cash flows from operations are primarily influenced by the same factors that influence revenue. We discussed these in a preceding section of this discussion entitled “Results of Operations” and in several of the cautionary factors described at the beginning of this discussion. In addition to issues discussed in “Cash Balances and Operations” above, cautionary factors of particular relevance to our liquidity needs include those that refer to:

•	The effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities

•	Our ability to attract new customers and retain our existing customers

•	General economic conditions

As of March 31, 2003, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $307.7 million, of which we have designated $150.0 million as backup to the securitization of Comdata receivables. We are also in compliance with all covenants related to these facilities.

We also expect to opportunistically repurchase a modest number of our outstanding common shares in the open market during 2003. As of March 31, 2003, we may repurchase up to 11,531,200 million shares of our common stock under an existing authorization from our board of directors.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Critical Accounting Policies

We consider our critical accounting policies to be revenue recognition and recoverability of software and development costs. These policies were discussed in the section with this title that begins on page 35 of our Annual Report on Form 10-K for the year ended December 31, 2002. No material change occurred in the period covered by this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our interest rate market risk during the three-month period ended March 31, 2003.

In April 2003 Comdata executed diesel fuel price hedge contracts to hedge the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts hedge approximately half of the expected change in total Comdata revenue due to changes in diesel fuel prices for the period June 1 to December 31, 2003.

For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Within 90 days prior to the filing of this report (“Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2003

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.01	Written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release No. 33-8212, Exhibit 99.01 is to be treated as “accompanying” this report rather than “filed” as part of the document.

(b)	Reports on Form 8-K.

On January 23, 2003, we filed a Current Report on Form 8-K, dated January 23, 2003, containing a press release reporting our fourth quarter and full year 2002 earnings results.

On April 17, 2003, we filed a Current Report on Form 8-K, dated April 17, 2003, containing a press release reporting our first quarter 2003 earnings results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: May 8, 2003	/s/ L. D. Gross

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ Ronald L. Turner

Ronald L. Turner
Chairman, President and Chief Executive Officer

I, John R. Eickhoff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ceridian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ John R. Eickhoff

John R. Eickhoff
Executive Vice President and Chief Financial Officer