Form 10-Q
period 2003-06-30
CERIDIAN CORP /DE/
filed 2003-08-14
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

     YES ☑     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES ☑     NO ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2003, was 148,136,640.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

In the opinion of Ceridian Corporation, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of June 30, 2003, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2003 and 2002.

The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation
(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

	For Periods Ended June 30,
	Three Months		Six Months

	2003	2002	2003	2002

Revenue	$297.8	$287.8	$612.4	$589.6
Costs and Expenses
Cost of revenue	145.0	139.5	293.4	282.8
Selling, general and administrative	95.7	94.4	203.9	197.2
Research and development	16.8	14.4	33.1	29.7
Other expense (income)	0.2	(0.1)	(0.2)	9.7

Total costs and expenses	257.7	248.2	530.2	519.4

Earnings before interest and taxes	40.1	39.6	82.2	70.2
Interest income	0.5	0.6	1.0	0.9
Interest expense	(1.2)	(1.9)	(2.4)	(3.8)

Earnings before income taxes	39.4	38.3	80.8	67.3
Income tax provision	14.0	13.8	28.7	24.2

Net earnings	$25.4	$24.5	$52.1	$43.1

Earnings per share
Basic	$0.17	$0.17	$0.35	$0.29
Diluted	$0.17	$0.16	$0.35	$0.28

Shares used in calculations (in 000’s)
Weighted average shares (basic)	147,970	148,246	148,210	147,560
Dilutive securities	1,367	5,467	807	4,697

Weighted average shares (diluted)	149,337	153,713	149,017	152,257

Antidilutive shares excluded (in 000’s)	10,777	881	11,631	1,213

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	June 30,	December 31,
	2003	2002

Assets
Cash and equivalents	$160.6	$134.3
Trade receivables, less allowance of $18.0 and $18.4	434.0	393.1
Other receivables	29.5	27.5
Current portion of deferred income taxes	29.9	28.4
Other current assets	38.4	38.2

Total current assets	692.4	621.5
Property, plant and equipment, net	153.1	149.1
Goodwill	897.7	890.3
Other intangible assets, net	110.2	114.5
Software and development costs, net	123.2	113.5
Prepaid pension cost	12.3	11.7
Deferred income taxes, less current portion	15.5	18.2
Investments	24.8	17.5
Derivative securities	75.6	71.4
Other noncurrent assets	8.4	9.8

Total assets before customer funds	2,113.2	2,017.5
Customer funds	2,363.9	2,440.9

Total assets	$4,477.1	$4,458.4

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$6.9	$2.0
Accounts payable	36.4	35.3
Drafts and settlements payable	158.3	120.8
Customer advances	15.0	13.2
Deferred income	28.2	29.2
Accrued taxes	59.5	61.1
Employee compensation and benefits	47.8	55.9
Other accrued expenses	39.7	42.8

Total current liabilities	391.8	360.3
Long-term obligations, less current portion	208.4	191.5
Deferred income taxes	26.8	25.4
Employee benefit plans	265.3	278.3
Other noncurrent liabilities	33.2	35.2

Total liabilities before customer funds obligations	925.5	890.7
Customer funds obligations	2,363.9	2,440.9

Total liabilities	3,289.4	3,331.6
Stockholders’ equity	1,187.7	1,126.8

Total liabilities and stockholders’ equity	$4,477.1	$4,458.4

See notes to consolidated financial statements.

FORM 10-Q	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS	and Subsidiaries

(Unaudited)	For Periods Ended June 30,
(Dollars in millions)	Six Months

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$52.1	$43.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	(2.8)	(1.2)
Depreciation and amortization	42.0	36.0
Asset write-downs	—	4.9
Reduction of environmental accrual	—	(4.1)
Contributions to retirement plan trusts	(16.9)	(3.3)
Provision for doubtful accounts	6.2	7.8
Other	3.0	(2.8)
Decrease (Increase) in trade and other receivables	(49.6)	(96.6)
Increase (Decrease) in accounts payable	0.6	6.1
Increase (Decrease) in drafts and settlements payable	37.4	66.9
Increase (Decrease) in employee compensation and benefits	(8.9)	(9.2)
Increase (Decrease) in accrued taxes	0.3	6.3
Increase (Decrease) in other current assets and liabilities	(2.5)	(5.1)

Net cash provided by operating activities	60.9	48.8

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(12.3)	(13.7)
Expended for software and development costs	(22.5)	(17.4)
Expended for investments in and advances to businesses, less cash acquired	(3.1)	(25.1)
Proceeds from sales of businesses and assets	11.5	0.1

Net cash provided by (used for) investing activities	(26.4)	(56.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	0.8	(35.0)
Repurchase of common stock	(19.0)	—
Exercise of stock options and other	6.8	31.3

Net cash provided by (used for) financing activities	(11.4)	(3.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.2	—

NET CASH PROVIDED (USED)	26.3	(11.0)
Cash and equivalents at beginning of period	134.3	116.2

Cash and equivalents at end of period	$160.6	$105.2

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2003	2002

Common Stock
Par value — $.01
Shares authorized — 500,000,000
Shares issued — 148,821,096 and 148,657,541	$1.5	$1.5
Shares outstanding — 147,991,431 and 148,540,540
Additional paid-in capital	906.1	906.3
Retained earnings	459.5	407.4
Treasury stock, at cost (829,665 and 117,001 common shares)	(12.2)	(1.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	49.0	45.9
Unrealized gain on marketable securities	2.1	1.0
Cumulative translation adjustment	7.9	(7.5)
Pension liability adjustment	(226.2)	(226.2)

Total stockholders’ equity	$1,187.7	$1,126.8

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended June 30,
	Three Months		Six Months
	2003	2002	2003	2002

Net earnings	$25.4	$24.5	$52.1	$43.1

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	9.2	2.7	15.4	(0.7)
Change in unrealized gain from derivative securities	10.8	31.2	17.2	25.4
Change in unrealized gain from marketable securities	3.0	(1.0)	1.9	(0.5)
Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(5.2)	(6.5)	(12.5)	(13.0)

Other comprehensive income before income taxes	17.8	26.4	22.0	11.2
Income tax effect	(3.1)	(8.2)	(2.4)	(4.1)

Other comprehensive income after income taxes	14.7	18.2	19.6	7.1

Comprehensive income	$40.1	$42.7	$71.7	$50.2

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

EMPLOYEE PLANS

Stock Plans

We account for our stock-based compensation plans under the intrinsic method of APB Opinion No. 25 and related Interpretations. Under FAS 148, we are required on an interim basis to disclose the pro forma effects on reported net earnings and earnings per share that would have resulted if we elected to use the fair value method of accounting for stock-based compensation. This disclosure is presented in the accompanying table. We employ the Black-Scholes option pricing model to determine the fair value of stock option grants and employee stock purchase plan purchases.

Pro Forma Effect of Fair Value Accounting

	For Periods Ended June 30,
	Three Months		Six Months
	2003	2002	2003	2002

Net earnings as reported	$25.4	$24.5	$52.1	$43.1
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.6)	(4.1)	(7.4)	(8.2)

Pro forma net earnings	$21.8	$20.4	$44.7	$34.9
Diluted earnings per share as reported	$0.17	$0.16	$0.35	$0.28
Pro forma diluted earnings per share	$0.15	$0.13	$0.30	$0.23

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8	4-8
Expected volatility	42.4%	34.8%	42.4%	34.8%
Expected dividend rate	—	—	—	—
Risk-free interest rate	2.2%	3.9%	2.3%	4.7%

Retirement Plans

We maintain defined benefit pension plans for participating employees in the U.S. and in the UK. The U.S. plans include a principal plan that was offered to employees until it was closed on January 2, 1995. Inactive participants in this plan represent approximately 90% of the total participants. The other U.S. defined benefit plan is a supplemental plan that is not subject to ERISA. At December 31, 2002, the aggregate projected benefit obligation for these plans exceeded the aggregate fair value of plan assets by $239.2. The net periodic pension cost (credit) for these defined benefit pension plans was $2.4 for the second quarter of 2003 compared to $(0.4) in the second quarter of 2002 and $5.0 for the first half of 2003 compared to $(0.9) for the first half of 2002. We used assumptions of a 6.75% discount rate, a long-term rate of return on plan assets of 8.75% and a rate of compensation increase of 4.0% in determining the 2003 net periodic pension cost.

During the first half of 2003, we made voluntary employer cash contributions to the principal plan of $16.4. We also made voluntary cash contributions to the supplemental plan of $0.5 during the second quarter of 2003 and $3.3 during the second quarter of 2002.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME)

	For Periods Ended June 30,
	Three Months		Six Months
	2003	2002	2003	2002

Foreign currency translation expense (income)	$0.2	$(0.1)	$(0.1)	$(0.1)
Gain on sale of assets	—	—	(0.2)	—
Other expense (income)	—	—	0.1	—
Accrued exit costs	—	—	—	9.0
Asset write-downs	—	—	—	4.9
Reduction of environmental accrual	—	—	—	(4.1)

Total	$0.2	$(0.1)	$(0.2)	$9.7

ACCRUED EXIT COSTS

	Severance	Other Costs	Total

First quarter 2002	$6.3	$2.7	$9.0
Fourth quarter 2002	1.9	4.0	5.9

Total 2002 accrued exit costs	8.2	6.7	14.9
Utilization:
2002 cash payments	(6.3)	(2.5)	(8.8)
2002 recoveries	(1.1)	—	(1.1)
2003 cash payments	(0.5)	(1.8)	(2.3)

Balance at June 30, 2003	$0.3	$2.4	$2.7

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

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

The fair market value of these derivative securities is reported in the non-current asset section of the balance sheet. The fair market value increased from $71.4 at December 31, 2002 to $75.6 at June 30, 2003. This increase in value was primarily due to a decline in forward interest rates net of collections of cash payments from counterparties of $12.5 during the first six months of 2003. Based upon future expected interest rates as determined from LIBOR futures prices in effect at the close of business on June 30, 2003, we expect to collect an additional $30.8 during the next 12 months.

At June 30, 2003, the net unrealized gain related to these securities amounted to $49.0, after reduction for deferred income taxes of $26.3, and is reported in other comprehensive income. This compares to a net unrealized gain of $45.9, after reduction for deferred income taxes of $24.7, at December 31, 2002.

In April 2003, Comdata executed diesel fuel price hedge contracts to hedge the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts hedge approximately half of the expected change in total Comdata revenue due to changes in diesel fuel prices for the period June 1 to December 31, 2003. The impact on our results of operations and financial position as of and for the periods ended June 30, 2003 was not material.

Investments

During March 2003, we paid $3.0 to acquire from the issuer 750,000 unregistered shares of the common stock of The Ultimate Software Group, Inc. (which this report refers to as “Ultimate”) and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. At December 31, 2002 and June 30, 2003, we also held 785,000 Ultimate common shares purchased on the open market. Our holdings of Ultimate represent an equity interest of approximately 7.8% of the outstanding shares of Ultimate as of July 17, 2003. In addition, we held 919,227 common shares of U.S.I. Holdings Corporation (which this report refers to as “USIH”) at December 31, 2002 and June 30, 2003. The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in comprehensive income. The carrying values of our holdings of Ultimate amounted to $7.9 at June 30, 2003 and $2.9 at December 31, 2002. The carrying values of our holdings of USIH amounted to $10.8 at June 30, 2003 and December 31, 2002. At June 30, 2003, the net unrealized gain related to these securities amounted to $2.1, after reduction for deferred income taxes of $1.3, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain of $1.0, after reduction for deferred income taxes of $0.6, at December 31, 2002.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

Capital expenditures

Effective June 1, 2003, we entered into two leasing agreements with different lessors intended to provide us with greater flexibility to take advantage of future data storage technology at a lower cost. One arrangement involved the sale and leaseback of storage equipment recently acquired by us. We received $6.3 as cash proceeds from the sale of the equipment, which is reported as an investing cash inflow. We accounted for the leaseback of this equipment, which has a 3-year term and a negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment and the related capital lease obligation in long term debt at $6.9 with no effect on cash flows. The carrying value of the capital lease asset will be amortized on a straight line basis over the term of the lease.

The other leasing arrangement involved the replacement with new data storage equipment of data storage equipment we owned or leased. Under this arrangement, we received $4.6 as cash proceeds from the sale of owned equipment at its carrying value, which is reported as an investing cash inflow. We accounted for the lease of new storage equipment, which has a 5-year term and negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment and the capital lease obligation in long-term debt at $15.3 with no effect on cash flows. The lease allows us access to increased levels of data storage capacity at months 10 and 22 according to a contractual schedule that correlates additional capacity with the lease payment schedule. Amortization of the capital lease asset will be allocated to each period of the lease based on the storage capacity available during that period.

See the accompanying note entitled “Financing” for a description of the capital lease obligations.

In addition, during the second quarter of 2003, we completed the purchase of software for a call center tracking system representing a capital expenditure of $7.7.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

Capital Lease Obligations

In an accompanying note entitled “Investing Activity” under the heading “Capital Expenditures,” we described two leasing arrangements that became effective on June 1, 2003 that are accounted for as capital leases. The following schedule presents the amount recorded for the present value of the minimum payment obligation required by these leases and the principal amounts to be paid by year over the terms of the leases.

Obligation	2003	2004	2005	2006	2007	2008

$22.2	$1.6	$4.0	$5.8	$4.8	$4.2	$1.8

Debt Instruments

At June 30, 2003 and December 31, 2002, we maintained two major credit facilities described below. We also maintain an overdraft account in our UK subsidiary with outstanding balances of $3.0 at June 30, 2003 and $2.0 at December 31, 2002.

In June 2002, Comdata entered into a $150.0 receivables securitization facility with up to a three-year term that uses selected Comdata trade receivables as collateral for borrowings. The amount outstanding under this facility at December 31, 2002 was $150.0, and we have maintained that amount through June 30, 2003. The aggregate amount of receivables serving as collateral amounted to $182.1 at June 30, 2003 and $173.3 at December 31, 2002. The amounts outstanding as long-term debt and the collateralized receivables remain on our consolidated balance sheet.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit until March 2006. We had no activity in this facility during the first half of 2003, so the balances outstanding remain at $40.0 for advances and $2.3 for letters of credit. Payments under this facility during the first six months of 2002 amounted to $35.0. At June 30, 2003, we have unused borrowing capacity under the domestic revolving credit facility of $307.7, of which we have designated $150.0 as backup to the receivables securitization facility.

We remain in compliance with covenants under our credit facilities at June 30, 2003.

Equity Instruments

During the first six months of 2003, we paid $19.0 to repurchase 1,314,700 shares of our common stock on the open market at an average net price of $14.48 per share. As of June 30, 2003, we may repurchase up to 10,892,300 additional shares of our common stock under an existing authorization from our board of directors. We utilize our treasury stock to satisfy our obligations under our stock option and employee stock purchase plans.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

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

Customer funds and the offsetting obligations amounted to $2,363.9 at June 30, 2003 and $2,440.9 at December 31, 2002. This amount varies significantly during the year and averaged $2,335.7 and $2,112.9, respectively, for the six-month periods ended June 30, 2003 and 2002. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

Investments of Customer Funds

	June 30, 2003		December 31, 2002
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$1,479.0	$1,479.0	$1,612.5	$1,612.5
Held-to-maturity investments:
U.S. government and agency securities	212.8	221.6	197.6	207.0
Canadian and provincial government securities	116.0	123.0	124.7	130.5
Corporate debt securities	221.3	229.9	211.7	217.8
Asset-backed securities	188.6	198.3	212.7	223.0
Mortgage-backed and other securities	146.2	147.6	81.7	84.3

Total held-to-maturity investments	884.9	920.4	828.4	862.6

Payroll and tax filing funds	$2,363.9	$2,399.4	$2,440.9	$2,475.1

Investments of Customer Funds by Maturity Date

	June 30, 2003
	Cost	Market

Due in one year or less	$1,688.0	$1,693.7
Due in one to three years	241.5	252.4
Due in three to five years	434.4	453.3

Total	$2,363.9	$2,399.4

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	June 30,	December 31,
	2003	2002

Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	284.9	275.0
Buildings and improvements	96.7	91.9

Total property, plant and equipment	394.0	379.3
Accumulated depreciation	(240.9)	(230.2)

Property, plant and equipment, net	$153.1	$149.1

Goodwill
At beginning of year (HRS $773.3 and $743.8, Comdata $117.0 and $117.0)	$890.3	$860.8
Acquired (HRS $1.1 and $28.2)	1.1	28.2
Translation and other adjustments (HRS $6.3 and $1.3)	6.3	1.3

At end of period (HRS $780.7 and $773.3, Comdata $117.0 and $117.0)	$897.7	$890.3

Other Intangible Assets
Customer lists (accumulated amortization of $24.1 and $21.3)	$49.1	$45.5
Trademarks (accumulated amortization of $18.7 and $16.1)	74.3	73.2
Technology (accumulated amortization of $26.9 and $23.4)	51.5	51.8
Non-compete agreements (accumulated amortization of $8.1 and $7.0)	13.1	11.8

Total other intangible assets	188.0	182.3
Accumulated amortization	(77.8)	(67.8)

Other intangible assets, net	$110.2	$114.5

Software and Development Costs
Purchased software	$75.2	$68.8
Other software development cost	120.4	104.9

	195.6	173.7
Accumulated amortization	(72.4)	(60.2)

Software and development costs, net	$123.2	$113.5

	For Periods Ended June 30,
Depreciation and Amortization	Six Months

	2003	2002

Depreciation and amortization of property, plant and equipment	$21.4	$21.0
Amortization of other intangible assets	8.3	7.4
Amortization of software and development costs	12.3	7.6

Total	$42.0	$36.0

Amortization for other intangible assets held at June 30, 2003 is estimated to be $16.5 for 2003, $16.0 for 2004, $15.6 for 2005, $12.4 for 2006 and $10.7 for 2007.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA

	For Periods Ended

	June 30,
	Six Months

	2003	2002

HRS
Revenue	$456.0	$435.0
EBIT	$34.8	$21.0
Total assets at June 30, 2003 and December 31, 2002 before customer funds	$1,419.9	$1,383.4
Customer funds	2,363.9	2,440.9

Total assets at June 30, 2003 and December 31, 2002	$3,783.8	$3,824.3

Comdata
Revenue	$156.4	$154.6
EBIT	$47.4	$45.1
Total assets at June 30, 2003 and December 31, 2002	$583.5	$557.7

Other
Revenue	$—	$—
EBIT	$—	$4.1
Total assets at June 30, 2003 and December 31, 2002	$109.8	$76.4

Total Ceridian
Revenue	$612.4	$589.6
EBIT	$82.2	$70.2
Total assets at June 30, 2003 and December 31, 2002 before customer funds	$2,113.2	$2,017.5
Customer funds	2,363.9	2,440.9

Total assets at June 30, 2003 and December 31, 2002	$4,477.1	$4,458.4

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in this quarterly report on Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, which factors are also incorporated herein by reference. Such important factors include:

•	Our ability to attract and retain customers

•	The effect of changes in governmental regulations relating to employee benefits, funds transfer and other matters

•	Success in introducing and selling new or enhanced products and services

•	Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•	Risks associated with litigation and similar matters

•	Problems implementing system upgrades and conversions

•	Our ability to adapt to changing technology

•	Acquisition risks

•	Competitive conditions

•	International operations risks

•	Success of implementation of plans to improve performance of U.S. HRS business

•	Our ability to increase operating efficiencies and reduce costs

•	Liability as a portability and retirement plan administrator

•	Comdata’s relationships with key vendors and suppliers

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

RESULTS OF OPERATIONS

Consolidated Results — Overview

Our net earnings for the second quarter of 2003 amounted to $25.4 million, or 17¢ per diluted share on revenue of $297.8 million, compared to net earnings of $24.5 million, or 16¢ per diluted share, on revenue of $287.8 million in the same quarter of 2002. Our net earnings for the first half of 2003 amounted to $52.1 million, or 35¢ per diluted share on revenue of $612.4 million, compared to net earnings of $43.1 million, or 28¢ per diluted share, on revenue of $589.6 million in the first half of 2002. Net earnings for the first half of 2002 included first quarter net unusual losses before income taxes of $9.8 million that are further described later in this discussion under the heading “Unusual Items.”

In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development costs

•	“EBIT” represents earnings before interest and taxes

•	“HRS” relates to our human resource solutions division and subsidiaries

•	“Comdata” relates to the consolidated results of our transportation and retail card subsidiary, Comdata Network, Inc., and its subsidiaries

•	“Other” relates to the results of our corporate center operations that were not allocated to these two business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

Statements of Operations Second Quarter Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue	$297.8	$287.8	10.0	3.4	100.0	100.0
Cost of revenue	145.0	139.5	5.5	3.9	48.7	48.5
SG&A expense	95.7	94.4	1.3	1.4	32.2	32.8
R&D expense	16.8	14.4	2.4	17.0	5.6	5.0
Other expense (income)	0.2	(0.1)	0.3	NM	0.1	0.0
Total costs and expenses	257.7	248.2	9.5	3.8	86.6	86.2
EBIT	40.1	39.6	0.5	0.9	13.4	13.8
Interest income	0.5	0.6	(0.1)	(3.3)	0.2	0.2
Interest expense	(1.2)	(1.9)	0.7	(36.8)	(0.4)	(0.6)
Earnings before income taxes	39.4	38.3	1.1	2.7	13.2	13.3
Income taxes	14.0	13.8	0.2	1.2	4.7	4.8
Earnings from continuing operations	$25.4	$24.5	0.9	3.5	8.5	8.5
Diluted EPS from continuing operations	$0.17	$0.16	0.01	6.3

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Statements of Operations Year-To-Date June 30 Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue	$612.4	$589.6	22.8	3.9	100.0	100.0
Cost of revenue	293.4	282.8	10.6	3.7	47.9	48.0
SG&A expense	203.9	197.2	6.7	3.4	33.3	33.4
R&D expense	33.1	29.7	3.4	11.5	5.4	5.0
Other expense (income)	(0.2)	9.7	(9.9)	NM	0.0	1.7
Total costs and expenses	530.2	519.4	10.8	2.1	86.6	88.1
EBIT	82.2	70.2	12.0	17.0	13.4	11.9
Interest income	1.0	0.9	0.1	10.5	0.2	0.1
Interest expense	(2.4)	(3.8)	1.4	(37.3)	(0.4)	(0.6)
Earnings before income taxes	80.8	67.3	13.5	20.0	13.2	11.4
Income taxes	28.7	24.2	4.5	18.3	4.7	4.1
Earnings from continuing operations	$52.1	$43.1	9.0	20.9	8.5	7.3
Diluted EPS from continuing operations	$0.35	$0.28	0.07	25.0

Our consolidated revenue increased by $10.0 million in the quarterly comparison and by $22.8 million in the year-to-date comparison. For the quarterly comparison, HRS revenue increased by $12.1 million while Comdata revenue declined by $2.1 million. On a year to year basis, HRS revenue increased by $21.0 million and Comdata revenue increased by $1.8 million.

The following factors had the most significant impacts on our HRS revenue performance:

•	Contributions of businesses acquired during 2002

•	Benefits from the effect of currency fluctuations on our international revenue

•	More revenue from the sale of add-on services to our payroll customers

•	Price increases

•	Lower employment levels of our customers

•	Lower yields on our investments of customer funds

The following factors had the most significant impacts on our Comdata revenue performance:

•	Higher levels of retail card sales revenue and transaction volume

•	Higher fuel prices, primarily in the year-to-date comparison

•	Lower revenue from permitting services

•	Lower revenue from the sale of transportation equipment to merchants

Further details are provided in the following section entitled “Business Segment Results.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Our total costs and expenses increased by $9.5 million in the quarterly comparison and $10.8 million in the year-to-date comparison. HRS costs and expenses increased by $11.3 million and Comdata costs and expenses decreased by $1.8 million in the quarterly comparison. In the year-to-date comparison, HRS costs and expenses increased by $7.2 million and Comdata costs and expenses decreased by $0.5 million. Also, first half 2002 costs and expenses included the first quarter benefit of a $4.1 million reduction of environmental accruals not allocated to our business segments. The principal factors affecting the comparison of total costs and expenses included:

•	Net unusual losses in other expense (income) of $9.8 million in the first quarter of 2002

•	Additional pension expense of $2.8 million for the quarter and $5.9 million year-to-date

•	Additional quarterly costs of approximately $5.0 million related to SourceWeb introduction

•	Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•	Additional cost of revenue from higher levels of Comdata retail card sales

Further details are provided in the following section entitled “Business Segments.”

Our interest expense declined by $0.7 million in the quarterly comparison and $1.4 million for the year-to-date comparison as a result of lower interest rates and a lower level of outstanding debt. For the quarterly comparison, our average effective interest rate on borrowings from our major credit facilities declined from 3.3% in the second quarter of 2002 to 2.3% in the second quarter of 2003, and our average outstanding borrowings from those facilities in those periods declined from $213.4 million to $190.0 million. For the year-to-date comparison, our average effective interest rate on borrowings from our major credit facilities declined from 3.3% in the first half of 2002 to 2.3% in the first half of 2003, and our average outstanding borrowings from those facilities in those periods declined from $219.1 million to $190.0 million.

For both comparisons, our effective tax rate decreased from 36.0% for 2002 to 35.5% for 2003.

Business Segment Results

Segment Second Quarter Comparisons		(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue
HRS	$220.4	$208.3	12.1	5.7	74.0	72.4
Comdata	77.4	79.5	(2.1)	(2.6)	26.0	27.6
Total	$297.8	$287.8	10.0	3.4	100.0	100.0
EBIT
HRS	$14.7	$13.9	0.8	5.0	6.6	6.7
Comdata	25.4	25.7	(0.3)	(1.3)	32.8	32.4
Total	$40.1	$39.6	0.5	0.9	13.4	13.8

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Segment Year-To-Date June 30 Comparisons			(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue
HRS	$456.0	$435.0	21.0	4.8	74.5	73.8
Comdata	156.4	154.6	1.8	1.2	25.5	26.2
Total	$612.4	$589.6	22.8	3.9	100.0	100.0
EBIT
HRS	$34.8	$21.0	13.8	65.8	7.6	4.8
Comdata	47.4	45.1	2.3	5.1	30.3	29.2
Other	—	4.1	(4.1)	NM	NM	NM
Total	$82.2	$70.2	12.0	17.0	13.4	11.9

HRS

Revenue for our HRS business increased by $12.1 million in the quarterly comparison and $21.0 million in the year-to-date comparison. For the quarterly comparison, revenue from U.S. operations increased by $7.2 million while revenue from Canadian operations increased by $3.4 million and UK operations increased by $1.5 million. For the year-to-date comparison, revenue from U.S. operations increased by $11.6 million while revenue from Canadian operations increased by $5.2 million and UK operations increased by $4.2 million.

Our U.S. payroll and tax filing revenue increased by $3.6 million in the quarterly comparison and $4.6 million in the year-to-date comparison due primarily to the sale of add-on services to existing customers and price increases. Additional sales of add-on services contributed $2.8 million to revenue in the quarterly comparison and $4.7 million in the year-to-date comparison. The price increases provided $1.7 million of additional revenue in the quarterly comparison and $2.5 million in the year-to-date comparison. The effect of lower customer employment levels and lower installation revenue partially offset these increases in both comparisons. The revenue increases from benefits services operations of $3.6 million in the quarterly comparison and $5.7 million in the year-to-date comparison largely represented revenue from businesses we acquired during 2002. Revenue from Canada and UK operations benefited from changes in currency exchange rates by a total of $5.0 million in the quarterly comparison and $8.5 million in the year-to-date comparison. In both cases, increased sales of add-on services largely offset the adverse effect of lower customer employment levels.

Revenue from earnings on invested customer funds increased by $0.6 million for both the quarterly and year-to-date comparisons, affected by both the change in average balances and the average yields. For the quarterly comparison, the average balance of customer funds rose by 12.4% from $2,008.8 million to $2,257.8 million, which contributed additional revenue of $2.9 million. The average yields on invested customer funds for the comparative 2003 and 2002 quarters were 4.36% and 4.77%, which reduced our revenue by $2.3 million. On a year-to-date basis, the average balance of total customer funds increased by $222.8 million from $2,112.9 million in 2002 to $2,335.7 million in 2003, which contributed additional revenue of $5.1 million. The average yields

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

on invested customer funds for the comparative year-to-date periods of 2003 and 2002 were 4.19% and 4.58%, which reduced our revenue by $4.5 million. The increases in average balances included a Canadian currency exchange benefit and the addition of Payment Solutions balances.

Total costs and expenses for our HRS business increased by $11.3 million in the quarterly comparison and $7.2 million in the year-to-date comparison. The increases in both comparisons reflected the additional costs of businesses acquired in 2002 and higher SourceWeb and pension costs. First quarter 2002 charges totaling $12.4 million from exit costs and an asset write-down with no corresponding charge during the current year also affected the year-to-date comparison. These charges are described later in this discussion under the heading “Unusual Items.”

Cost of revenue for HRS increased by $5.8 million in the quarterly comparison and $9.5 million for the year-to-date comparison. Contractual commitments involving our licensing and services agreements with Ultimate, which are associated with the introduction of our SourceWeb product, contributed $1.5 million of the quarterly increase and $3.6 million of the year-to-date increase. Benefits services operations experienced increased cost of revenue of $2.8 million in the quarterly comparison and $8.0 million in the year-to-date comparison including costs from operations acquired in 2002 and incremental costs associated with the completion of the transfer of certain California and Virginia operations to our Florida operation. Cost of revenue for operations in Canada and the UK increased in both comparisons as a result of exchange rate changes that also benefited the revenue comparison. Reductions in cost of revenue primarily involved staff reductions, lower utilization of outside consultants and cost savings on supplies and materials in both comparisons.

SG&A expense for our HRS business increased by $3.0 million in the quarterly comparison and $7.1 million in the year-to-date comparison. Increases in selling expense of $7.2 million for the quarter and $11.7 million for the year-to-date reflected a higher staffing level in U.S. operations and incremental costs associated with the introduction of SourceWeb. General and administrative expenses for HRS decreased by $4.1 million in the quarterly comparison and $4.6 million in the year-to-date comparison. The decreases reflected the effects of staff reductions and reduced provisions for incentive payouts and benefits, primarily in the quarterly comparison. These cost reductions were offset in part by increased allocations for pension cost of $2.1 million in the quarterly comparison and $4.4 million in the year-to-date comparison as well as the additional expenses of 2002 acquisitions and the effect of currency rate changes on non-U.S. expenses.

R&D expense for our HRS business increased by $2.3 million in the quarterly comparison and $3.2 million in the year-to-date comparison due primarily to development efforts associated with add-on products and services and the exchange rate effect on non-U.S. expenses.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Comdata

Comdata revenue decreased by $2.1 million in the quarterly comparison as lower revenue from sale of transportation equipment to merchants and permitting services more than offset increased revenue from retail card sales and processing. For the year-to-date comparison, 2003 revenue increased by $1.8 million as higher diesel fuel prices in the first quarter contributed $2.6 million of the $3.4 million revenue improvement year-to-date. Revenue from retail card sales and transaction processing increased by $2.9 million in the quarterly comparison and $5.6 million in the year-to-date comparison due to the addition of new customers and a higher level of transactions. Revenue from sales of transportation equipment to merchants decreased by $3.7 million in the quarterly comparison, against high sales in the 2002 quarter, and declined by $5.5 million in the year-to-date comparison as customers continued to restrain their capital spending. Phone resale and permitting services declined by $1.9 million compared to the second quarter of 2002 and $3.5 million in the year-to-date comparison as the demand for phone and permitting services continued to decline.

Comdata’s costs and expenses decreased in 2003 by $1.8 million in the quarterly comparison and $0.5 million for the year-to-date comparison. The decreases in costs and expenses benefited from lower bad debt expense, down $1.0 million in both comparisons; reduced cost of revenue from transportation equipment sales to merchants of $1.8 million for the quarterly comparison and $2.8 million for the year-to-date comparison; and in the quarterly comparison lower general and administrative expense of $1.1 million. Higher costs of revenue associated with retail card sales and processing of $2.0 million for the quarterly comparison and $4.5 million for the year-to-date comparison partially offset the reduction in costs and expenses. The decrease in general and administrative expense in the quarterly comparison is largely due to the conclusion of amortization on certain intangible assets and of contracted services in late 2002. In addition, Comdata also absorbed $0.7 million for the quarter and $1.5 million year-to-date of our additional 2003 pension cost in general and administrative expense. In the first half of 2002, Comdata recorded first quarter exit costs related to facility consolidation of $1.5 million with no comparable item in the first half of 2003. The 2002 exit costs are described later in this discussion under the heading “Unusual Items.”

Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” issued in December 2002 became effective for us on July 1, 2003. The implementation of EITF 00-21 requires us to change the method we had used to recognize revenue from the sale and processing of retail cards by our Stored Value Systems (which this report refers to as “SVS”) operation. Beginning in the third quarter of 2003, we will recognize revenue from card sales when the cards are delivered to the customer as a separate element of the transaction. Previously we had recognized revenue from card sales over the period of expected use.

We believe that the most significant effect of this change will be to increase the variability and reduce the predictability of SVS revenue, particularly from card sales. For the remainder of 2003, we expect this change would increase revenue by $3.0 million to $4.0 million and have a minor negative effect on earnings, due to the substantially different profit margins on card sales as compared to transaction processing fees.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Other

The reported EBIT of $4.1 million for the first half of 2002 results from the first quarter reduction of a previously established accrual for environmental cleanup. Further details on this item and other unusual gains and losses later in this discussion under the heading “Unusual Items.”

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

The consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 67 terminated by June 30, 2003, and other exit costs of $0.5 million, primarily related to lease terminations.

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

We also recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of our February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate.

During the first quarter of 2002, we conducted a periodic reassessment of our environmental obligations, which revealed a reduced requirement for certain of these obligations that were previously established. As a result, we credited $4.1 million to other expense (income) and removed that amount from other noncurrent liabilities.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)	Six Months Ended June 30,

	2003	2002	Change

Operating activities	$60.9	$48.8	$12.1
Investing activities	(26.4)	(56.1)	29.7
Financing activities	(11.4)	(3.7)	(7.7)
Effect on exchange rate of cash	3.2	—	3.2
Net cash flows provided (used)	$26.3	$(11.0)	$37.3
Cash and equivalents at 6/30/03 and 12/31/02	$160.6	$134.3	$26.3

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Six Months Ended June 30,

	2003	2002	Change

Earnings from continuing operations	$52.1	$43.1	$9.0
Provision for deferred income taxes	(2.8)	(1.2)	(1.6)
Depreciation and amortization	42.0	36.0	6.0
Asset write-downs	—	4.9	(4.9)
Contribution to retirement plan trust	(16.9)	(3.3)	(13.6)
Other reconciling items	9.2	0.9	8.3
From continuing operations earnings	83.6	80.4	3.2
From continuing operations working capital activities	(22.7)	(31.6)	8.9
Cash flows provided by operating activities	$60.9	$48.8	$12.1

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

Our cash and equivalents increased by $26.3 million to $160.6 million during the first half of 2003 as we used operating cash flows and cash balances to fund investing activities. Our net operating cash inflow amounted to $60.9 million for the first half of 2003 as operating cash inflows from earnings activities of $83.6 million exceeded cash outflows associated with an investment in net working capital of $22.7 million. The net operating cash inflow of $48.8 million for the first half of 2002 represented the excess of cash inflows from earnings activities of $80.4 million over cash outflows associated with net working capital investments of $31.6 million.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Our change in working capital activities during the first half of 2003 provided $8.9 million more cash than in 2002 due to a smaller increase in Comdata receivables, net of related drafts payable, than in the prior year. The use of cash from working capital activities of $22.7 million during the first six months of 2003 reflects a $49.6 million build-up in receivables, compared to a $96.6 million increase in receivables during the first six months of 2002. This $47.0 million decrease in the build-up of receivables in 2003 compared to 2002 largely relates to Comdata activities and is offset in part by a decrease of $29.5 million in Comdata drafts payable. The amounts of Comdata receivables and drafts payable at the end of a reporting period are significantly affected by the relationship of the period-end date and the timing of weekly draft clearing operations. The net increase in working capital cash inflows from changes in receivables and drafts payable of $17.5 million was reduced to $8.9 million primarily by cash outflows related to payments of accounts payable and accrued income taxes.

Investing

During the first half of 2003 we made capital expenditures of $12.3 million for property and equipment and $22.5 million for software and development costs. The respective amounts for the first half of 2002 were $13.7 million and $17.4 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. In June 2003, we received cash in of $10.9 million for assets sold relative to two lease buyback transactions. Further information on these activities is provided in the note to the consolidated financial statements entitled “Investing Activity.” First half of 2002 investing cash flows also included the acquisition of SYLINQ for $15.5 million and HR Comply for $8.9 million.

Financing

During the first half of 2003, we paid $19.0 million to repurchase 1,314,700 shares of our common stock on the open market at an average net price of $14.48 per share. Proceeds from exercises of stock options and employee stock plan purchases amounted to $6.8 million during the first half of 2003 compared to $31.3 million in the first half of 2002.

In June 2003, we entered into two capital lease arrangements resulting in a minimum payment obligation of $22.2 million to be paid over a 60-month period.

At June 30, 2003, under our $150.0 million Comdata receivables securitization facility and our $350.0 million domestic revolving credit facility, we have $307.7 million of unused borrowing capacity. Of that amount, we have designated $150.0 million as backup for the receivables securitization facility, which leaves $157.7 million available for other purposes.

Further information on these activities is provided in the note to consolidated financial statements entitled “Financing.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Liquidity and Capital Resources

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows from operations are discussed under the section entitled “Cash Balances and Operations” above. Cash flows from operations are primarily influenced by the same factors that influence revenue. We discussed these in a preceding section of this discussion entitled “Results of Operations” and in several of the cautionary factors described at the beginning of this discussion. In addition to issues discussed in “Cash Balances and Operations” above, cautionary factors of particular relevance to our liquidity needs include those that refer to:

•	The effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities

•	Our ability to attract new customers and retain our existing customers

•	General economic conditions

As of June 30, 2003, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $307.7 million, of which we have designated $150.0 million as backup to the securitization of Comdata receivables. We are also in compliance with all covenants related to the revolving credit and Comdata securitization facilities.

We expect to make additional cash contributions to our principal defined benefit pension plan totaling $12.3 million during the remainder of 2003. We also expect to continue to repurchase a modest number of our outstanding common shares in the open market during 2003. As of June 30, 2003, we may repurchase up to 10,892,300 million shares of our common stock under an existing authorization from our board of directors.

Critical Accounting Policies

We consider our critical accounting policies to be revenue recognition and recoverability of software and development costs. These policies were discussed in the section with this title that begins on page 35 of our Annual Report on Form 10-K for the year ended December 31, 2002. No material change occurred in the period covered by this report.

Emerging Issues Task Force Issue No. 00-21, issued in December 2002 became effective for us on July 1, 2003. We further describe the expected impact of this change earlier in this discussion in the Comdata business segment portion of the section entitled “Results of Operations.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We presented information concerning our strategy of hedging our market risk exposure affecting variability in interest rates related to revenue derived from investments of customer funds in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2002. Although no material changes have occurred with respect to this risk during the six months ended June 30, 2003, we present the following qualitative disclosure to assist the evaluation of future effects of our interest rate hedging strategy.

Assuming interest rates remain at current levels, there are two key factors that will impact our tax filing yield in 2004. The first relates to the expiration of the hedges we have in effect and the second relates to the turnover of a portion of the long term portfolio over the course of that year.

We currently have $800.0 million notional amount of interest rate hedges in effect with an average floor rate of 5.1%. We also have another $350.0 million of hedges that will replace hedges that expire in 2003 and 2004 with a slightly higher average floor rate. In March of 2004, $100.0 million will expire and in June 2004, another $50.0 million will expire. If interest rates do not increase and we are unable to replace the hedges that are expiring in 2004, the result will be about $3.9 million less pretax income in 2004 compared to 2003. In addition to the $150.0 million of hedges that will expire in 2004, the remaining hedges will expire as follows:

•	$100.0 million in July 2005

•	$100.0 million in December 2005

•	$100.0 million in December 2006

•	$350.0 million in 2007

The second way in which we enhance yields on our customer funds portfolio is through a long term investment strategy. We currently have $850.0 million of long term investments that are maturing at approximately $50.0 million per quarter. Assuming no increase in interest rates, the $50.0 million per quarter reinvestment of the funds in our long term portfolio will result in a decrease of approximately $2.8 million of pretax income in 2004.

If short and long term interest rates do not increase and we do not replace the expiring hedges, the total negative impact on 2004 revenue and pre-tax profit would be $6.7 million, or somewhat less than 3 cents per share. We expect the long end of the interest rate curve to rise with short term rates remaining relatively low in the near term. If this happens, we expect to have an opportunity to put into place hedges with acceptable terms to enhance profit and cash flow. In addition, if long term rates rise, the long term portfolio reinvestment impact should be moderated as well.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Fuel Price Risk

In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased. As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly. In April 2003, we initiated a fuel price risk hedging program, effective June 1, 2003, to reduce the fluctuations in revenue due to changes in the price of fuel. Under this program we entered into swap transactions which require that, if the current price of diesel fuel is below a fixed price per gallon, the swap counterparty pays Comdata; and, if the current price is above the fixed price, Comdata pays the counterparty. At June 30, 2003, we had in effect swap contracts for a notional amount of 1 million gallons of diesel fuel monthly at an average fixed price of $1.355 per gallon through December 31, 2003. We believe that these swap contracts should substantially eliminate the variability in the fuel price used in fee calculations for about half of the fixed percentage fee arrangements for the time period indicated. Based on fuel price futures prices in effect on June 30, 2003 we expect to make payments to the swap counterparties of $0.7 million over the term of the agreements. The counterparty to the swap arrangements is a recognized dealer in such contracts and is expected to be able to perform as required by the terms of the swap agreements.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Ceridian’s annual meeting of stockholders was held on May 21, 2003. Of the 148,158,893 shares of Ceridian common stock entitled to vote at the meeting, 136,672,703 shares were present at the meeting in person or by proxy.

The eight people designated by Ceridian’s Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld

William J. Cadogan	134,936,022	1,736,681
Nicholas D. Chabraja	135,964,991	707,712
Robert H. Ewald	134,936,709	1,735,994
Ronald T. LeMay	135,714,131	958,572
George R. Lewis	134,936,839	1,735,864
Ronald L. Turner	135,644,370	1,028,333
Carole J. Uhrich	135,961,125	711,578
Alan F. White	135,963,634	709,069

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.01	Form of Indemnification Agreement between Ceridian Corporation and its Directors.

10.02	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald dated July 21, 2003.

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Written statement of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Written statement of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On April 17, 2003, we filed a Current Report on Form 8-K, dated April 17, 2003, containing a press release reporting our first quarter 2003 earnings results.

On July 17, 2003, we filed a Current Report on Form 8-K, dated July 17, 2003, containing a press release reporting our second quarter 2003 results.

On July 21, 2003, we filed a Current Report on Form 8-K, dated July 21, 2003 containing a press release announcing Robert H. Ewald as President, Ceridian Human Resource Solutions.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: August 14, 2003	/s/ L. D. Gross

L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)