Form 10-Q
period 2003-09-30
CERIDIAN CORP /DE/
filed 2003-11-07
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                                           to

Commission file number: 1-15168

CERIDIAN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1981625
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3311 East Old Shakopee Road, Minneapolis, Minnesota	55425
(Address of principal executive offices)	(Zip Code)

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

               YES    X    NO

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2003, was 149,394,907.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

Part I. Financial Information	Pages

Item 1. Financial Statements
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002	3

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002	5

Notes to Consolidated Financial Statements	6

        In the opinion of Ceridian Corporation, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of September 30, 2003, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2003 and 2002.

The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	29

Signature	30

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation
(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002

Revenue	$309.5	$288.6	$921.9	$878.2
Costs and Expenses
Cost of revenue	149.2	141.6	442.6	424.4
Selling, general and administrative	97.7	87.2	301.6	284.4
Research and development	15.9	15.1	49.0	44.8
Other expense (income)	(1.1)	9.7	(1.3)	19.4

Total costs and expenses	261.7	253.6	791.9	773.0

Earnings before interest and taxes	47.8	35.0	130.0	105.2
Interest income	0.5	0.6	1.5	1.5
Interest expense	(1.3)	(1.5)	(3.7)	(5.3)

Earnings before income taxes	47.0	34.1	127.8	101.4
Income tax provision	16.7	12.3	45.4	36.5

Net earnings	$30.3	$21.8	$82.4	$64.9

Earnings per share
Basic	$0.20	$0.15	$0.56	$0.44
Diluted	$0.20	$0.15	$0.55	$0.43

Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,426	148,526	148,282	147,882
Dilutive securities	3,404	1,407	1,733	3,496

Weighted average shares (diluted)	151,830	149,933	150,015	151,378

Antidilutive shares excluded (in 000’s)	4,054	10,766	9,924	4,400

See notes to consolidated financial statements.

FORM 10-Q
CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	September 30,	December 31,
Assets	2003	2002

Cash and equivalents	$135.1	$134.3
Trade receivables, less allowance of $19.0 and $18.4	419.2	393.1
Other receivables	34.4	27.5
Current portion of deferred income taxes	27.1	28.4
Other current assets	32.0	38.2

Total current assets	647.8	621.5
Property, plant and equipment, net	150.4	149.1
Goodwill	898.9	890.3
Other intangible assets, net	105.9	114.5
Software and development costs, net	126.6	113.5
Prepaid pension cost	12.3	11.7
Deferred income taxes, less current portion	16.7	18.2
Investments	22.9	17.5
Derivative securities	67.6	71.4
Other noncurrent assets	5.8	9.8

Total assets before customer funds	2,054.9	2,017.5
Customer funds	2,213.1	2,440.9

Total assets	$4,268.0	$4,458.4

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$5.2	$2.0
Accounts payable	35.0	35.3
Drafts and settlements payable	138.1	120.8
Customer advances	14.8	13.2
Deferred income	20.6	29.2
Accrued taxes	60.3	61.1
Employee compensation and benefits	43.2	55.9
Other accrued expenses	41.5	42.8

Total current liabilities	358.7	360.3
Long-term obligations, less current portion	157.8	191.5
Deferred income taxes	26.5	25.4
Employee benefit plans	253.6	278.3
Other noncurrent liabilities	33.2	35.2

Total liabilities before customer funds obligations	829.8	890.7
Customer funds obligations	2,213.1	2,440.9

Total liabilities	3,042.9	3,331.6

Stockholders’ equity	1,225.1	1,126.8

Total liabilities and stockholders’ equity	$4,268.0	$4,458.4

See notes to consolidated financial statements.

FORM 10-Q	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS	and Subsidiaries

(Unaudited)	For Periods Ended September 30,
(Dollars in millions)	Nine Months
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$82.4	$64.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	1.5	5.1
Depreciation and amortization	64.0	55.2
Asset write-downs	—	4.9
Reduction of environmental accrual	—	(4.1)
Gain on marketable securities	(3.4)	—
Contributions to retirement plan trusts	(29.2)	(3.3)
Provision for doubtful accounts	8.9	13.4
Other	5.0	(5.1)
Decrease (Increase) in trade and other receivables	(35.1)	(72.8)
Increase (Decrease) in accounts payable	(1.2)	3.1
Increase (Decrease) in drafts and settlements payable	17.3	40.8
Increase (Decrease) in employee compensation and benefits	(13.3)	(18.0)
Increase (Decrease) in accrued taxes	3.3	7.0
Increase (Decrease) in other current assets and liabilities	(3.7)	(7.6)

Net cash provided by operating activities	96.5	83.5

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(21.8)	(22.0)
Expended for software and development costs	(33.0)	(27.0)
Expended for investments in and advances to businesses, less cash acquired	(1.7)	(26.8)
Proceeds from sales of businesses and assets	12.7	0.4

Net cash provided by (used for) investing activities	(43.8)	(75.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(50.8)	(44.2)
Repayment of other debt	(1.1)	(0.1)
Repurchase of common stock	(28.3)	(2.7)
Exercise of stock options and other	25.2	33.6

Net cash provided by (used for) financing activities	(55.0)	(13.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.1	0.1

NET CASH PROVIDED (USED)	0.8	(5.2)
Cash and equivalents at beginning of period	134.3	116.2

Cash and equivalents at end of period	$135.1	$111.0

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2003	2002

Common Stock
Par value — $.01
Shares authorized — 500,000,000
Shares issued — 148,969,258 and 148,657,541	$1.5	$1.5
Shares outstanding — 148,894,175 and 148,540,540
Additional paid-in capital	906.9	906.3
Retained earnings	489.8	407.4
Treasury stock, at cost (75,083 and 117,001 common shares)	(1.4)	(1.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	43.6	45.9
Unrealized gain on marketable securities	3.7	1.0
Cumulative translation adjustment	7.2	(7.5)
Pension liability adjustment	(226.2)	(226.2)

Total stockholders’ equity	$1,225.1	$1,126.8

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002

Net earnings	$30.3	$21.8	$82.4	$64.9

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(0.7)	2.1	14.7	1.4
Change in unrealized gain from derivative securities	2.8	40.4	20.0	65.8
Change in unrealized gain from marketable securities	5.8	(0.1)	7.7	(0.6)
Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(14.5)	(6.7)	(27.0)	(19.7)

Other comprehensive income (loss) before income taxes	(6.6)	35.7	15.4	46.9
Income tax effect	2.1	(11.8)	(0.3)	(15.9)

Other comprehensive income (loss) after income taxes	(4.5)	23.9	15.1	31.0

Comprehensive income	$25.8	$45.7	$97.5	$95.9

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
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

Pro Forma Effect of Fair Value Accounting

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002

Net earnings as reported	$30.3	$21.8	$82.4	$64.9
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.6)	(3.3)	(11.0)	(11.5)

Pro forma net earnings	$26.7	$18.5	$71.4	$53.4
Diluted earnings per share as reported	$0.20	$0.15	$0.55	$0.43
Pro forma diluted earnings per share	$0.18	$0.12	$0.48	$0.35

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8	4-8
Expected volatility	41.0%	42.0%	41.0%	42.0%
Expected dividend rate	—	—	—	—
Risk-free interest rate	2.6%	2.3%	2.3%	4.6%

Retirement Plans
We maintain defined benefit pension plans for participating employees in the U.S. and in the UK. The U.S. plans include a principal plan that was offered to employees until it was closed on January 2, 1995. Active participants in this plan represent approximately 6% of the total participants. The other U.S. defined benefit plan is a supplemental plan that is not subject to ERISA. At December 31, 2002, the aggregate projected benefit obligation for these plans exceeded the aggregate fair value of plan assets by $239.2. The net periodic pension cost (credit) for these defined benefit pension plans was $2.4 for the third quarter of 2003 compared to $(0.5) in the third quarter of 2002 and $7.4 for the first nine months of 2003 compared to $(1.4) for the first nine months of 2002. We used assumptions of a 6.75% discount rate, a long-term rate of return on plan assets of 8.75% and a rate of compensation increase of 4.0% in determining the 2003 net periodic pension cost.

During the first nine months of 2003, we made voluntary employer cash contributions of $28.7 to the principal U.S. plan and to the supplemental U.S. plan of $0.5 during the second quarter of 2003 and $3.3 during the second quarter of 2002.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME)

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002

Dispute settlement costs	$1.9	$—	$1.9	$—
Foreign currency translation expense (income)	0.4	—	0.3	(0.1)
Loss (gain) on sale of assets	0.1	—	(0.1)	—
Other expense (income)	(0.1)	(0.1)	—	(0.1)
Gain on sale of marketable securities	(3.4)	—	(3.4)	—
Factoring receivables loss	—	9.8	—	9.8
Accrued exit costs	—	—	—	9.0
Asset write-downs	—	—	—	4.9
Reduction of environmental accrual	—	—	—	(4.1)

Total	$(1.1)	$9.7	$(1.3)	$19.4

ACCRUED EXIT COSTS

		Other
	Severance	Costs	Total

First quarter 2002	$6.3	$2.7	$9.0
Fourth quarter 2002	1.9	4.0	5.9

Total 2002 accrued exit costs	8.2	6.7	14.9
Utilization:
2002 cash payments	(6.3)	(2.5)	(8.8)
2002 recoveries	(1.1)	—	(1.1)
2003 cash payments	(0.7)	(2.5)	(3.2)

Balance at September 30, 2003	$0.1	$1.7	$1.8

INVESTING ACTIVITY

Derivative Securities
During the reported periods we maintained interest rate contracts to hedge interest rate risk in our U.S. customer funds and corporate cash portfolios. These derivative securities provide that if one-month LIBOR is below a floor, the counterparty makes a payment to us. Likewise, if one-month LIBOR is above a cap, we make a payment to the counterparty. These payments increase or decrease investment income from customer funds as reported in HRS revenue. Counterparties are all commercial banks with debt ratings of A or better.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

The fair market value of these interest rate derivative securities is reported in the non-current asset section of the balance sheet. The fair market value decreased from $71.4 at December 31, 2002 to $67.6 at September 30, 2003. This decrease in value was primarily due to a increase in forward interest rates net of collections of cash payments from counterparties of $23.2 during the first nine months of 2003. Based upon future expected interest rates as determined from LIBOR futures prices in effect at the close of business on September 30, 2003, we expect to collect an additional $30.3 during the next 12 months.

At September 30, 2003, the net unrealized gain related to these interest rate derivative securities amounted to $43.8, after reduction for deferred income taxes of $23.6, and is reported in other comprehensive income. This compares to a net unrealized gain of $45.9, after reduction for deferred income taxes of $24.7, at December 31, 2002.

In April 2003, Comdata executed diesel fuel priced hedge contracts that became effective on June 1, 2003 to hedge the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts hedge approximately half of the expected change in total Comdata revenue due to changes in diesel fuel prices for the period June 1 to December 31, 2003. Under this program, we pay the counterparty when diesel fuel prices are above a certain strike price, and the counterparty pays us when those prices are lower that that price. These hedges, which are recorded as a liability of $0.4 at September 30, 2003, required payments that reduced Comdata revenue by $0.4 during the third quarter of 2003. The net unrealized loss associated with the fuel hedges at September 30, 2003 was $0.2.

Investments
During March 2003, we paid to The Ultimate Software Group, Inc. (which this report refers to as “Ultimate”) $3.0 to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered Ultimate common shares at a price of $4.00 per share. At December 31, 2002 we also held 785,000 Ultimate common shares purchased on the open market, which we sold in September 2003 for proceeds of $5.9 and a net gain of $3.0 reported in other expense (income). Our holdings of Ultimate as of September 30, 2003 represent an equity interest of approximately 4.0% of the outstanding shares of Ultimate. In addition, we held 919,227 common shares of U.S.I. Holdings Corporation (which this report refers to as “USIH”) at December 31, 2002 and 782,069 common shares at September 30, 2003. During September 2003, we sold 137,158 common shares of USIH for proceeds of $1.8 and a gain of $0.4 which we reported in other expense (income).

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
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

Investments (continued)
amounted to $6.6 at September 30, 2003 and $2.9 at December 31, 2002. The carrying values of our holdings of USIH amounted to $10.2 at September 30, 2003 and $10.8 at December 31, 2002. At September 30, 2003, the net unrealized gain related to these securities amounted to $3.7, after reduction for deferred income taxes of $2.2, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain of $1.0, after reduction for deferred income taxes of $0.6, at December 31, 2002.

During July 2003, we settled in advance a revenue sharing arrangement associated with our acquisition in December 2002 of GLS Benefit Services LLC (which this report refers to as “Great Lakes Strategies”) by paying the sellers $1.4 of the $2.8 escrowed for this purpose at the time of acquisition. At the same time, we released $0.5 in escrowed funds to the sellers related to the representations and warranties provisions of the purchase agreement. These transactions reduced other current assets by $0.5 and other noncurrent assets by $2.8 while increasing goodwill by $1.9 and cash and equivalents by $1.4.

Capital expenditures
During the second quarter of 2003, we entered into two leasing agreements with different lessors intended to provide us with greater flexibility to take advantage of future data storage technology at a lower cost. One arrangement involved the sale and leaseback of storage equipment recently acquired by us. We received $6.3 as cash proceeds from the sale of the equipment, which is reported as an investing cash inflow. We accounted for the leaseback of this equipment, which has a 3-year term commencing on May 1, 2003 and a negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment at $6.3, net of a deferred loss, and the related capital lease obligation in long term debt at $6.9 with no effect on cash flows. The carrying value of the capital lease asset will be amortized on a straight line basis over the term of the lease.

The other leasing arrangement involved the replacement with new data storage equipment of data storage equipment we owned or leased. Under this arrangement, we received $5.8 as cash proceeds from the sale of owned equipment at its carrying value, which is reported as an investing cash inflow. We accounted for the lease of new storage equipment, which has a 5-year term commencing on June 1, 2003 and negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment at $13.4, net of a deferred gain, and the capital lease obligation in long-term debt at $15.3 with no effect on cash flows. The lease allows us access to increased levels of data storage capacity at months 10 and 22 according to a contractual schedule that correlates additional capacity with the lease payment schedule. Amortization of the capital lease asset will be allocated to each period of the lease based on the storage capacity available during that period.

See the accompanying note entitled “Financing” for a description of the capital lease obligations.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

Capital Lease Obligations
In an accompanying note entitled “Investing Activity” under the heading “Capital Expenditures,” we described two leasing arrangements that became effective during the second quarter of 2003 that are accounted for as capital leases. The following schedule presents the principal amounts to be paid by year over the terms of the leases as of September 30, 2003.

Obligation	2003	2004	2005	2006	2007	2008
$21.6	$1.0	$4.0	$5.8	$4.8	$4.2	$1.8

Debt Instruments
At September 30, 2003 and December 31, 2002, we maintained two major credit facilities described below. We also maintain an overdraft account in our UK subsidiary with outstanding balances of $1.4 at September 30, 2003 and $2.0 at December 31, 2002.

In June 2002, Comdata entered into a $150.0 receivables securitization facility with up to a three-year term that uses selected Comdata trade receivables as collateral for borrowings. During September 2003, we made a payment of $10.0 on this facility. The amount outstanding under this facility was $150.0 at December 31, 2002, and $140.0 at September 30, 2003. The aggregate amount of receivables serving as collateral amounted to $166.7 at September 30, 2003 and $173.3 at December 31, 2002. The amounts outstanding as long-term debt and the collateralized receivables remain on our consolidated balance sheet.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit until March 2006. During third quarter of 2003, we paid off the $40.0 of advances outstanding since December 31, 2002 while $2.3 of letters of credit remain outstanding. At September 30, 2003, we have unused borrowing capacity under the domestic revolving credit facility of $347.7, of which we have designated $140.0 as backup to the receivables securitization facility.

We remain in compliance with covenants under our credit facilities at September 30, 2003.

Equity Instruments
During the first nine months of 2003, we repurchased 1,844,100 shares of our common stock for $28.8 on the open market at an average net price of $15.60 per share. Of the 1,844,100 total shares repurchased, 25,000 of the shares repurchased for $0.5 in September 2003 did not settle until October 2003 and will be reported as an investing cash outflow in the fourth quarter of 2003. As of September 30, 2003, we may repurchase up to 10,362,900 additional shares of our common stock under an existing authorization from our board of directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS

Effective in 2003, we added our benefits services customer deposits to our payroll and tax filing funds to present the combined amount as “customer funds” in our balance sheet. The related obligations are similarly reported on a combined basis. We believe that such a presentation better reflects our practice of utilizing benefits services customer deposits to meet the related customer obligation, even though the use of these funds is not restricted by law or regulation. Amounts for prior periods have been reclassified to conform to the current presentation.

Customer funds and the offsetting obligations amounted to $2,213.1 at September 30, 2003 and $2,440.9 at December 31, 2002. This amount varies significantly during the year and averaged $2,208.6 and $1,990.4, respectively, for the nine-month periods ended September 30, 2003 and 2002. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

Investments of Customer Funds

	September 30, 2003		December 31, 2002
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$1,376.0	$1,373.2	$1,612.5	$1,612.5
Held-to-maturity investments:
U.S. government and agency securities	225.6	233.5	197.6	207.0
Canadian and provincial government securities	145.3	154.6	124.7	130.5
Corporate debt securities	217.0	225.9	211.7	217.8
Asset-backed securities	172.5	178.0	212.7	223.0
Mortgage-backed and other securities	76.7	78.2	81.7	84.3

Total held-to-maturity investments	837.1	870.2	828.4	862.6

Payroll and tax filing funds	$2,213.1	$2,243.4	$2,440.9	$2,475.1

Investments of Customer Funds by Maturity Date

	September 30, 2003
	Cost	Market

Due in one year or less	$1,527.9	$1,530.2
Due in one to three years	259.2	269.1
Due in three to five years	393.1	410.9
Due after five years	32.9	33.2

Total	$2,213.1	$2,243.4

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	September 30,	December 31,
	2003	2002

Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	280.2	275.0
Buildings and improvements	96.7	91.9

Total property, plant and equipment	389.3	379.3
Accumulated depreciation	(238.9)	(230.2)

Property, plant and equipment, net	$150.4	$149.1

Goodwill
At beginning of year (HRS $773.3 and $743.8, Comdata $117.0 and $117.0)	$890.3	$860.8
Acquired (HRS $3.0 and $28.2)	3.0	28.2
Translation and other adjustments (HRS $5.6 and $1.3)	5.6	1.3

At end of period (HRS $781.9 and $773.3, Comdata $117.0 and $117.0)	$898.9	$890.3

Other Intangible Assets
Customer lists (accumulated amortization of $24.9 and $21.3)	$48.6	$45.5
Trademarks (accumulated amortization of $18.8 and $16.1)	73.5	73.2
Technology (accumulated amortization of $28.6 and $23.4)	51.5	51.8
Non-compete agreements (accumulated amortization of $8.4 and $7.0)	13.0	11.8

Total other intangible assets	186.6	182.3
Accumulated amortization	(80.7)	(67.8)

Other intangible assets, net	$105.9	$114.5

Software and Development Costs
Purchased software	$75.6	$68.8
Other software development cost	130.0	104.9

	205.6	173.7
Accumulated amortization	(79.0)	(60.2)

Software and development costs, net	$126.6	$113.5

	For Periods Ended September 30,
Depreciation and Amortization	Nine Months
	2003	2002

Depreciation and amortization of property, plant and equipment	$32.4	$32.0
Amortization of other intangible assets	12.3	11.4
Amortization of software and development costs	19.3	11.8

Total	$64.0	$55.2

Amortization for other intangible assets held at September 30, 2003 is estimated to be $16.5 for 2003, $16.0 for 2004, $15.6 for 2005, $12.3 for 2006 and $10.9 for 2007.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA

	For Nine Months Ended
	September 30,
	2003	2002

HRS
Revenue	$680.2	$648.2
Earnings before interest and taxes	$53.6	$37.0
Total assets at September 30, 2003 and December 31, 2002 before customer funds	$1,411.6	$1,383.4
Customer funds at September 30, 2003 and December 31, 2002	2,213.1	2,440.9

Total assets at September 30, 2003 and December 31, 2002	$3,624.7	$3,824.3

Comdata
Revenue	$241.7	$230.0
Earnings before interest and taxes	$76.4	$64.1
Total assets at September 30, 2003 and December 31, 2002	$567.9	$557.7

Other
Revenue	$—	$—
Earnings before interest and taxes	$—	$4.1
Total assets at September 30, 2003 and December 31, 2002	$75.4	$76.4

Total Ceridian
Revenue	$921.9	$878.2
Earnings before interest and taxes	$130.0	$105.2
Total assets at September 30, 2003 and December 31, 2002 before customer funds	$2,054.9	$2,017.5
Customer funds at September 30, 2003 and December 31, 2002	2,213.1	2,440.9

Total assets at September 30, 2003 and December 31, 2002	$4,268.0	$4,458.4

ACCOUNTING CHANGES

Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” issued in December 2002 became effective for us on July 1, 2003. The implementation of EITF 00-21 required us to change the methods we had used to recognize revenue from the sale and processing of retail cards by our Stored Value Systems (which this report refers to as “SVS”) operation. Beginning in the third quarter of 2003, we recognize revenue from card sales when the cards are delivered to the customer as a separate element of the transaction. Previously we recognized revenue from card sales over the period of expected use. In addition, we will recognize revenue from card activation fees, previously recognized at the time of activation, over an estimated reporting period of six months.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

RESULTS OF OPERATIONS

Consolidated Results — Overview
Our net earnings for the third quarter of 2003 amounted to $30.3 million, or 20¢ per diluted share, on revenue of $309.5 million compared to net earnings of $21.8 million, or 15¢ per diluted share, on revenue of $288.6 million in the same quarter of 2002. Our net earnings for the first nine months of 2003 amounted to $82.4 million, or 55¢ per diluted share, on revenue of $921.9 million compared to net earnings of $64.9 million, or 43¢ per diluted share, on revenue of $878.2 million in the first nine months of 2002. Net earnings for the first nine months of 2002 included net unusual losses before income taxes of $19.6 million that are further described later in this discussion under the heading “Unusual Items.”

In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense
•	“R&D expense” represents research and development costs
•	“EBIT” represents earnings before interest and taxes
•	“HRS” relates to our human resource solutions division and subsidiaries
•	“Comdata” relates to the consolidated results of our transportation and retail card subsidiary, Comdata Network, Inc., and its subsidiaries
•	“Other” relates to the results of our corporate center operations that were not allocated to these two business segments
•	“NM” represents percentage relationships in the tables that are not meaningful

Statements of Operations Third Quarter Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002

Revenue	$309.5	$288.6	20.9	7.3	100.0	100.0
Cost of revenue	149.2	141.6	7.6	5.3	48.2	49.1
SG&A expense	97.7	87.2	10.5	12.1	31.5	30.2
R&D expense	15.9	15.1	0.8	5.1	5.1	5.3
Other expense (income)	(1.1)	9.7	(10.8)	NM	(0.4)	3.4
Total costs and expenses	261.7	253.6	8.1	3.2	84.5	87.9

EBIT	47.8	35.0	12.8	36.7	15.5	12.1
Interest income	0.5	0.6	(0.1)	(17.7)	0.2	0.2
Interest expense	(1.3)	(1.5)	0.2	(10.0)	(0.4)	(0.5)
Earnings before income taxes	47.0	34.1	12.9	37.8	15.2	11.8
Income taxes	16.7	12.3	4.4	35.8	5.4	4.3
Net earnings	$30.3	$21.8	8.5	38.8	9.8	7.6
Diluted earnings per share	$0.20	$0.15	0.05	33.3

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

Statements of Operations Year-To-Date September 30 Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002

Revenue	$921.9	$878.2	43.7	5.0	100.0	100.0
Cost of revenue	442.6	424.4	18.2	4.3	48.0	48.3
SG&A expense	301.6	284.4	17.2	6.1	32.7	32.4
R&D expense	49.0	44.8	4.2	9.3	5.3	5.1
Other expense (income)	(1.3)	19.4	(20.7)	NM	(0.1)	2.2
Total costs and expenses	791.9	773.0	18.9	2.4	85.9	88.0

EBIT	130.0	105.2	24.8	23.6	14.1	12.0
Interest income	1.5	1.5	0.0	0.0	0.2	0.2
Interest expense	(3.7)	(5.3)	1.6	(29.6)	(0.4)	(0.6)
Earnings before income taxes	127.8	101.4	26.4	26.0	13.9	11.6
Income taxes	45.4	36.5	8.9	24.2	4.9	4.2
Net earnings	$82.4	$64.9	17.5	27.0	8.9	7.4
Diluted earnings per share	$0.55	$0.43	0.12	27.9

Our consolidated revenue increased by $20.9 million in the quarterly comparison and by $43.7 million in the year-to-date comparison. For the quarterly comparison, HRS revenue increased by $11.0 million while Comdata revenue increased by $9.9 million. On a year-to-date basis, HRS revenue increased by $32.0 million and Comdata revenue increased by $11.7 million.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

Our total costs and expenses increased by $8.1 million in the quarterly comparison and $18.9 million in the year-to-date comparison. In the quarterly comparison, HRS costs and expenses increased by $8.2 million and Comdata costs and expenses decreased by $0.1 million. In the year-to-date comparison, HRS costs and expenses increased by $15.4 million and Comdata costs and expenses decreased by $0.6 million. Also, costs and expenses for the first nine months of 2002 included the first quarter benefit of a $4.1 million reduction of environmental accruals not allocated to our business segments. The principal factors affecting the comparison of total costs and expenses included the following factors.

•	Net unusual losses in other expense (income) of $9.8 million in the third quarter of 2002 at Comdata and $9.8 million in the first quarter of 2002
•	Added costs from businesses acquired in 2002
•	Additional pension expense of $2.9 million for the quarter and $8.8 million year-to-date
•	Additional quarterly costs of approximately $5.0 million related to SourceWeb introduction
•	Higher non-U.S. costs and expenses as a result of changes in currency exchange rates
•	Additional cost of revenue from higher levels of Comdata retail card sales

Further details are provided in the following section entitled “Business Segments.”

Our interest expense declined by $0.2 million in the quarterly comparison and $1.6 million for the year-to-date comparison as a result of lower interest rates and a lower level of outstanding debt. For the quarterly comparison, our average effective interest rate on borrowings from our major credit facilities declined from 2.9% in the third quarter of 2002 to 2.1% in the third quarter of 2003, and our average outstanding borrowings from those facilities in those periods declined from $201.4 million to $176.2 million. For the year-to-date comparison, our average effective interest rate on borrowings from our major credit facilities declined from 3.2% in the first nine months of 2002 to 2.3% in the first nine months of 2003, and our average outstanding borrowings from those facilities in those periods declined from $213.1 million to $185.3 million.

For both comparisons, our effective tax rate decreased from 36.0% for 2002 to 35.5% for 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

Business Segment Results

Segment Third Quarter Comparisons					(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002

Revenue
HRS	$224.2	$213.2	11.0	5.2	72.4	73.9
Comdata	85.3	75.4	9.9	13.2	27.6	26.1
Total	$309.5	$288.6	20.9	7.3	100.0	100.0

EBIT
HRS	$18.8	$16.0	2.8	17.6	8.4	7.5
Comdata	29.0	19.0	10.0	52.8	34.0	25.2
Total	$47.8	$35.0	12.8	36.7	15.5	12.1

Segment Year-To-Date September 30 Comparisons				(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002

Revenue
HRS	$680.2	$648.2	32.0	4.9	73.8	73.8
Comdata	241.7	230.0	11.7	5.1	26.2	26.2
Total	$921.9	$878.2	43.7	5.0	100.0	100.0

EBIT
HRS	$53.6	$37.0	16.6	44.9	7.9	5.7
Comdata	76.4	64.1	12.3	19.2	31.6	27.9
Other	—	4.1	(4.1)	NM	NM	NM
Total	$130.0	$105.2	24.8	23.6	14.1	12.0

HRS
Revenue for our HRS business increased by $11.0 million in the quarterly comparison and $32.0 million in the year-to-date comparison. For the quarterly comparison, revenue from U.S. operations increased by $8.0 million while revenue from Canadian operations increased by $3.9 million and UK operations decreased by $0.9 million. For the year-to-date comparison, revenue from U.S. operations increased by $19.6 million while revenue from Canadian operations increased by $9.1 million and UK operations increased by $3.3 million.

Our U.S. payroll and tax filing revenue increased by $5.1 million in the quarterly comparison and $9.7 million in the year-to-date comparison due primarily to the sale of add-on services to existing customers and price increases. Additional sales of add-on services contributed $4.6 million to revenue in the quarterly comparison and $11.6 million in the year-to-date comparison. Price increases provided $1.8 million of additional revenue in the quarterly comparison and $3.8 million in the year-to-date comparison. The effect of lower customer employment levels and lower installation revenue partially offset these increases in both comparisons. The revenue increases from benefits services operations of $3.7 million in the quarterly comparison and $9.4 million in

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

the year-to-date comparison largely represented revenue from businesses we acquired during 2002. LifeWorks revenue showed little change in either comparison while benefiting from the acquisition of HR Comply in May 2002. Revenue from Canada and UK operations benefited from changes in currency exchange rates by a total of $5.2 million in the quarterly comparison and $13.1 million in the year-to-date comparison. In both operations, increased sales of add-on services reduced the adverse effect of lower customer employment levels.

Revenue from earnings on invested customer funds changed little for the quarterly comparison and increased by $0.5 million for the year-to-date comparison, affected by both the change in average balances and the average yields. For the quarterly comparison, the average balance of customer funds rose by $209.3 million or 12.0% from $1,749.3 million to $1,958.6 million, which contributed additional revenue of $2.7 million. The average yields on invested customer funds for the comparative quarters fell from 5.12% in 2002 to 4.57% in 2003, which reduced our revenue by $2.7 million. On a year-to-date basis, the average balance of total customer funds rose by $218.2 million from $1,990.4 million in 2002 to $2,208.6 million in 2003, which contributed additional revenue of $7.7 million. The average yields on invested customer funds for the comparative year-to-date periods fell from 4.74% in 2002 to 4.30% in 2003, which reduced our revenue by $7.2 million. The increases in average balances included a Canadian currency exchange benefit and the growth of Payment Solutions balances.

Total costs and expenses for our HRS business increased by $8.2 million in the quarterly comparison and $15.4 million in the year-to-date comparison. The increases in both comparisons reflected the additional costs of businesses acquired in 2002, the effect of currency exchange rate changes, and higher SourceWeb and pension costs. First quarter 2002 charges totaling $12.4 million from exit costs and an asset write-down with no corresponding charge during the current year also affected the year-to-date comparison. These charges are described later in this discussion under the heading “Unusual Items.”

Cost of revenue for HRS increased by $0.8 million in the quarterly comparison and $10.3 million in the year-to-date comparison. Cost of revenue for payroll and tax filing operations increased by $2.2 million in the quarterly comparison and $1.8 million in the year-to-date comparison. Costs associated with the introduction of our SourceWeb product contributed $2.8 million of the quarterly increase and $6.4 million of the year-to-date increase. Reductions in cost of revenue for U.S. payroll and tax filing operations of $0.6 million in the quarterly comparison and $4.6 million in the year-to-date comparison related primarily to lower labor and supplies costs resulting from production consolidation efforts initiated in 2002.

Benefits services operations cost of revenue decreased by $0.5 million in the quarterly comparison and increased by $7.4 million in the year-to-date comparison. The year-to-date comparison largely reflected additional costs from benefits services operations acquired in 2002 and incremental costs associated with the transfer of certain California and Virginia operations to our Florida operation beginning in the third quarter of 2002 and concluded in the second quarter of 2003. The quarterly comparison included additional costs from 2002 business acquisitions reduced by savings from the elimination of the incremental transfer costs that were $1.1 million in the third quarter of 2002.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

Cost of revenue for LifeWorks decreased by $2.2 million in the quarterly comparison and $2.7 million in the year-to-date comparison due largely to staff reductions, lower utilization of outside consultants and cost savings on supplies and materials in both comparisons.

Cost of revenue for operations in Canada increased by $1.0 million in the quarterly comparison and $1.2 million in the year-to-date comparison. Cost of revenue for UK operations increased by $0.3 million in the quarterly comparison and by $2.6 million in the year-to-date comparison. In both international operations, cost of revenue increased due to the impact of the exchange rate changes that also benefited the revenue comparison in both comparisons. These increases were offset in part by cost savings from staff reductions and lower costs for supplies and materials.

SG&A expense for our HRS business increased by $9.8 million in the quarterly comparison and $16.9 million in the year-to-date comparison. Increases in selling expense of $5.8 million for the quarter and $17.5 million for the year-to-date reflected a higher staffing level in U.S. operations, increased marketing efforts in Canada and UK operations and incremental costs associated with the introduction of SourceWeb. General and administrative expenses for HRS increased by $4.0 million in the quarterly comparison due to increased allocations for pension cost of $2.2 million as well as the additional expenses of 2002 acquisitions and the effect of currency rate changes on non-U.S. expenses. HRS general and administrative expense decreased by $0.6 million in the year-to-date comparison as increases due to allocations for pension costs of $6.6 million and the effect of currency rate changes on non-U.S. expenses were more than offset by the effects of staff reductions and reduced provisions for incentive payouts in 2003.

R&D expense for our HRS business increased by $0.5 million in the quarterly comparison and $3.7 million in the year-to-date comparison due primarily to development efforts associated with add-on products and services, including the reassignment of resources from capitalizable projects completed in 2002.

Other expense (income) for HRS in the third quarter of 2003 included a $3.4 million gain from the sale of portions of our holdings of the common stock of Ultimate and USIH as described in the accompanying note to our consolidated financial statements entitled “Investing Activity.” The year-to-date 2002 other expense (income) reflected first quarter 2002 net unusual losses for HRS of $12.4 million.

Comdata
Comdata revenue increased by $9.9 million in the quarterly comparison and $11.7 million in the year-to-date comparison as increased revenue from retail card sales and processing and higher business fleet revenue from local hauling customers more than offset lower revenue from phone resale and permitting services and sales of transportation equipment to truck stops. Revenue from retail card sales and transaction processing increased by $12.7 million in the quarterly comparison and $18.3 million in the year-to-date comparison as card sales benefited from a higher level of orders from existing customers, the addition of new customers and, as described below, the implementation of EITF 00-21. Business fleet revenue increased by $0.5 million in the quarterly

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

comparison and $2.3 million in the year-to-date comparison due to the growth in the number of local fueling customers and in the utilization of Comdata products and services by existing customers in both comparisons as well as higher fuel prices in the year-to-date comparison.

Revenue from phone resale and permitting services decreased by $1.3 million in the quarterly comparison and $4.8 million in the year-to-date comparison as the demand for these services continued to decline. Sales of transportation equipment to truck stops and other merchants decreased by $0.5 million in the quarterly comparison and $6.0 million in the year-to-date comparison due to fewer sales. Higher fuel prices added $2.6 million to the year-to-date increase in revenue for our over the road transportation business largely during the first half of the year before our fuel price hedges were put in place. Transaction volume for the over the road transportation business improved slightly in both the quarterly and year-to-date comparisons. Additional decreases in revenue of $1.5 million in the quarterly comparison and $0.7 million in the year-to-date comparison related primarily to a reduction in the volume and a change in the mix of over the road transportation products and services resulting from a consolidation of major customers.

During the third quarter of 2002, we experienced a lower than normal volume of card sales that we believe reflected an uncertain retail environment at that time. During the third quarter of 2003, order patterns appear to have normalized as retailers built card inventory in anticipation of the holiday period. In addition, a number of new customers have been added during the past year. Further, as we discussed in this section of our Form 10-Q for the second quarter of 2003 and in an accompanying note to the consolidated financial statements entitled “Accounting Changes,” Emerging Issues Task Force Issue No. 00-21 became effective for us on July 1, 2003. Implementation of EITF 00-21 increased SVS revenue in the third quarter of 2003 as the high volume of card sales during this quarter exaggerated the impact of immediate recognition at a time when processing activations, where revenue recognition is now deferred, were at a normal level. In the fourth quarter of 2003, we expect that much of the benefit to revenue from seasonally high processing activation fees will now be deferred into 2004 and there will be little net revenue effect in that quarter from the EITF 00-21 implementation. The implementation does not materially impact net earnings. We believe that the most significant effect of this change will be to increase the variability and reduce the predictability of SVS revenue.

Comdata’s costs and expenses decreased in 2003 by $0.1 million in the quarterly comparison and $0.6 million for the year-to-date comparison. Cost of revenue increased by $6.7 million in the quarterly comparison and $7.8 million in the year-to-date comparison as lower costs related to sales of equipment to truck stops and bad debt expense partially offset higher retail card costs. Retail card costs increased by $7.9 million in the quarterly comparison and $11.8 in the year-to-date comparison due to a higher volume of card sales. Costs related to sales of equipment to truck stops decreased by $0.7 million in the quarterly comparison and $3.0 million in the year-to-date comparison as truck stops continued to restrain their capital spending. Bad debt expense declined by $0.5 million in the quarterly comparison and $1.4 million in the year-to-date comparison due largely to an improvement in the quality of receivables.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

Comdata SG&A expense increased by $0.8 million in the quarterly comparison and $0.5 million in the year-to-date comparison as increases in selling expense and allocated pension expense exceeded reductions in general and administrative expense as a result of the conclusion of amortization on certain intangible assets and contracted services in late 2002. Comdata absorbed $0.7 million for the quarter and $2.2 million year-to-date of our additional 2003 pension cost in general and administrative expense. In September 2003, Comdata paid $1.9 million to settle out of court a dispute with a former vendor. This charge is reported in Other Expense (Income). In the first nine months of 2002, Comdata recorded in Other Expense (Income) first quarter exit costs related to facility consolidation of $1.5 million and a $9.8 million factoring receivables loss with no comparable item in the first nine months of 2003. The 2002 exit costs are described later in this discussion under the heading “Unusual Items.”

Other
The reported EBIT of $4.1 million for the first nine months of 2002 results from the first quarter reduction of a previously established accrual for environmental cleanup. Further details on this item and other unusual gains and losses are presented below under the heading “Unusual Items.”

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

The consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 75 terminated by September 30, 2003, and other exit costs of $0.5 million, primarily related to lease terminations.

During the third quarter of 2002, Comdata recorded a loss of $9.8 million as a result of purchases of receivables from a certain trucking company by Comdata’s factoring business after we found that the debtors could not be verified and that the parties that sold us the receivables had declared bankruptcy.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

terminated by March 31, 2003), and other exit costs of $1.1 million. We paid all of the additional HRS severance costs during the fourth quarter of 2002. The other exit costs largely represented lease commitments, net of expected recoveries.

Balances and activity related to the accrued liabilities arising from the charges described above are reported in an accompanying note to the financial statements entitled “Accrued Exit Costs.” We also recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of our February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate.

During the first quarter of 2002, we conducted a periodic reassessment of our environmental obligations, which revealed a reduced requirement for certain of these obligations that were previously established. As a result, we credited $4.1 million to other expense (income) and removed that amount from other noncurrent liabilities.

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)	Nine Months Ended September 30,
	2003	2002	Change

Operating activities	$96.5	$83.5	$13.0
Investing activities	(43.8)	(75.4)	31.6
Financing activities	(55.0)	(13.4)	(41.6)
Effect of exchange rate on cash and equivalents	3.1	0.1	3.0
Net cash flows provided (used)	$0.8	$(5.2)	$6.0

Cash and equivalents at 9/30/03 and 12/31/02	$135.1	$134.3	$0.8

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)	Nine Months Ended September 30,
	2003	2002	Change

Net earnings	$82.4	$64.9	$17.5
Provision for deferred income taxes	1.5	5.1	(3.6)
Depreciation and amortization	64.0	55.2	8.8
Gain on sale of marketable securities	(3.4)	—	(3.4)
Asset write-downs	—	4.9	(4.9)
Contribution to retirement plan trust	(29.2)	(3.3)	(25.9)
Other reconciling items	13.9	4.2	9.7
From net earnings	129.2	131.0	(1.8)
From working capital activities	(32.7)	(47.5)	14.8
Cash flows provided by operating activities	$96.5	$83.5	$13.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

Cash Flows

Cash Balances and Operations
Effective in 2003, we added our HRS benefits services customer funds to our payroll and tax filing funds and present the combined amount as “customer funds” in our balance sheet. The related obligations are similarly reported on a combined basis. We believe that such a presentation better reflects our practice of utilizing benefits services customer deposits to meet the related customer obligation, even though the use of these funds is not restricted by law or regulation. Amounts for prior periods have been reclassified to conform to the current presentation.

Our cash and equivalents increased by $0.8 million to $135.1 million during the first nine months of 2003 as we used operating cash flows and cash balances to fund investing activities and pay on our financing activities. Our net operating cash inflow amounted to $96.5 million for the first nine months of 2003 as operating cash inflows from earnings activities of $129.2 million exceeded cash outflows associated with an investment in net working capital of $32.7 million. The net operating cash inflow of $83.5 million for the first nine months of 2002 represented the excess of cash inflows from earnings activities of $131.0 million over cash outflows associated with net working capital investments of $47.5 million.

Our change in working capital activities during the first nine months of 2003 provided $14.8 million more cash than in 2002 due to a smaller increase in Comdata receivables, net of related drafts payable. The use of cash from working capital activities of $32.7 million during the first nine months of 2003 reflects a $35.1 million build-up in receivables, compared to a $72.8 million increase in receivables during the first nine months of 2002. This $37.7 million decrease in the build-up of receivables in 2003 compared to 2002 largely relates to Comdata activities and is offset in part by a decrease of $23.5 million in Comdata drafts payable. The amounts of Comdata receivables and drafts payable at the end of a reporting period are significantly affected by the relationship of the period-end date and the timing of weekly draft clearing operations. The net increase in working capital cash inflows from changes in receivables and drafts payable of $14.2 million accounted for most of the $14.8 million increase in working capital activities.

Investing
During the first nine months of 2003 we made capital expenditures of $21.8 million for property and equipment and $33.0 million for software and development costs. The respective amounts for the first nine months of 2002 were $22.0 million and $27.0 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. In June 2003, we received cash of $10.9 million for assets sold relative to two lease buyback transactions. In July 2003, we received additional cash of $1.2 million for assets related to one of the lease buyback transactions. Also in July 2003, we recovered $1.4 million of the $2.8 million earn-out escrow established in connection with the acquisition of Great Lakes Strategies after settling in advance a revenue sharing arrangement with the sellers. In September 2003, we sold 785,000 Ultimate common shares purchased on the open market in years prior to 2003 for $5.9 million. Also in September 2003, we sold 137,158 common shares of USIH

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

for $1.8 million. We reported the gain of $3.4 million from these securities sales in the third quarter of 2003. Settlement of these transactions took place in October 2003 and the investing cash inflow will be reported in the fourth quarter of 2003. Further information on these activities is provided in the note to the consolidated financial statements entitled “Investing Activity.”

Investing cash flows for the first nine months of 2002 also included the acquisition of SYLINQ for $15.5 million and HR Comply for $8.9 million.

Financing
During the first nine months of 2003, we repurchased 1,844,100 shares of our common stock for $28.8 million on the open market at an average net price of $15.60 per share. Of the 1,844,100 total shares repurchased, 25,000 of the shares were repurchased in late September 2003 for $0.5 million and payment did not occur until October 2003. Proceeds from exercises of stock options and employee stock plan purchases amounted to $25.2 million during the first nine months of 2003 compared to $33.6 million in the first nine months of 2002.

During the second quarter of 2003, we entered into two capital lease arrangements resulting in a minimum payment obligation of $22.2 million to be paid over a 60-month period.

During the third quarter of 2003, we reduced our borrowings under our domestic revolving credit facility by $40.0 million and our receivable securitization facility by $10.0 million. At September 30, 2003, under our $350.0 million domestic revolving credit facility, we have $347.7 million of unused borrowing capacity. Of that amount, we have designated $140.0 million as backup for the amount outstanding under the receivables securitization facility, which leaves $207.7 million available for other purposes.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

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

As of September 30, 2003, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $347.7 million, of which we have designated $140.0 million as backup to our borrowings under the Comdata receivables securitization facility. We are also in compliance with all covenants related to the revolving credit and Comdata securitization facilities.

During the nine months ended September 30, 2003, we made voluntary cash contributions of $28.7 million to our principal defined benefit pension plan. We also expect to continue to repurchase a modest number of our outstanding common shares in the open market during 2003. As of September 30, 2003, we may repurchase up to 10,362,900 million shares of our common stock under an existing authorization from our board of directors.

Critical Accounting Policies

We consider our critical accounting policies to be revenue recognition and recoverability of software and development costs. These policies were discussed in the section with this title that begins on page 35 of our Annual Report on Form 10-K for the year ended December 31, 2002. No material change occurred in the period covered by this report.

EITF No. 00-21, issued in December 2002, became effective for us on July 1, 2003. We further discuss this change earlier in this discussion in the Comdata business segment portion of the section entitled “Results of Operations” and in an accompanying note to the consolidated financial statements entitled “Accounting Changes.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We presented information concerning our strategy of hedging our market risk exposure affecting variability in interest rates related to revenue derived from investments of customer funds in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We expanded that disclosure in Part I, Item 3 of our Form 10-Q for the second quarter of 2003. During the third quarter of 2003, we established new interest rate hedges with an expiry in 2007 that will replace hedges scheduled to expire in March and June of 2004. As a result of this new arrangement, the expected risk to 2004

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

pre-tax earnings of $3.9 million, referred to in our second quarter 2003 Form 10-Q disclosure, would be reduced to $1.3 million.

Fuel Price Risk

In Part I, Item 3 of our Form 10-Q for the second quarter of 2003, we presented information concerning our strategy of hedging market risk exposure related to Comdata revenue. This market risk exposure arises from variability in fuel prices that determine the amount billed to certain of our customers for transaction services. There has been no material change during the quarter ended September 30, 2003 in the risk associated with these fuel hedge contracts, which expire on December 31, 2003. Results from this hedging activity are presented in an accompanying note to the consolidated financial statements entitled “Investing Activity” under the heading “Derivative Securities.”

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2003, the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

          (b) Changes in Internal Controls.

During the quarter ended September 30, 2003, there has been no change in our internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003

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

(b) Reports on Form 8-K.

The contents of the following Forms 8-K are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 or the Securities Act:

On July 17, 2003, we filed a Current Report on Form 8-K, furnishing under Items 7 and 9, a press release reporting our second quarter 2003 results.

On July 21, 2003, we filed a Current Report on Form 8-K, furnishing under Items 7 and 9, a press release announcing Robert H. Ewald as President, Ceridian Human Resource Solutions.

On October 15, 2003, we filed a Current Report on Form 8-K, furnishing under Items 7 and 12, a press release reporting our third quarter 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: November 7, 2003	/s/ L. D. Gross
L. D. Gross
Vice President and Corporate Controller (Principal Accounting Officer)