Form 10-K/A
period 2002-12-31
CERIDIAN CORP /DE/
filed 2004-03-15
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Telephone No.: (952) 853-8100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share Rights to Purchase Class A Junior Participating Preferred Stock	The New York Stock Exchange The New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

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

CERIDIAN CORPORATION

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A amends Item 1 of Part I, Items 6, 7, 7A and 8 of Part II and Item 15 of Part IV of our Annual Report on Form 10-K previously filed for the fiscal year ended December 31, 2002. This Form 10-K/A is filed in connection with our restated financial statements for the fiscal years ended December 31, 2002, 2001 and 2000 as a result of changes in revenue recognition at our Stored Value Systems unit. For further discussion of these restatements, see Note B, Restatement of Financial Statements, to our consolidated financial statements. Stored Value Systems is a wholly owned subsidiary of our Comdata subsidiary that provides stored value cards and related processing principally to the retail industry. Financial statement information and related disclosures included in this Form 10-K/A reflect, where appropriate, changes as a result of the restated financial statements and certain other changes that were responsive to comments received from the Division of Corporation Finance of the Securities and Exchange Commission. Consent of our independent auditors is attached to this Form 10-K/A as Exhibit 23.01, and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.01, 31.02, 32.01 and 32.02. All other information contained in this Form 10-K/A is as of the date of the original filing.

          We are filing an Amendment No. 1 to our quarterly reports on Form 10-Q for each of the first, second and third quarters of 2003 concurrently with the filing of this Form 10-K/A. We have not amended and do not intend to amend our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for the periods affected by the restated financial statements for periods ending on or prior to December 31, 2002. For this reason, the consolidated financial statements, auditors’ reports and related financial information contained in such reports for the affected periods should no longer be relied upon.

PART I

          This Amendment No. 1 to our Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Cautionary Factors That Could Affect Future Results,” included in Part II, Item 7 of this report. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

          We own or have the rights to various trademarks, trade names or service marks, including the following: BusinessLink™, Ceridian Corporation® and logo, Ceridian®, CobraServ®,

Comchek®, Comchek eCash®, Comdata Corporation® and logo, Comdata®, HR/Comply®, LifeWorks®, Powerpay®, Signature®, SourceWeb™, Stored Value Systems® and logo, and Trendar™. The trademarks American Express®, Discover®, Maestro®, MasterCard®, Microsoft®, UltiPro® , Visa® and Windows® referred to in this report are the registered trademarks of others.

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

          Our HRS revenue includes investment income earned from customer deposits temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. About 10 percent of the $878.1 million of revenue in 2002 was attributable to this investment income, including income from interest rate derivative contracts. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of customer deposits held. We use derivative securities such as interest rate collars and swaps to manage interest rate risk on customer deposits on a global basis as further described in Part II, Item 7A of this report. Because the volume of payroll items processed increases in the first and fourth quarters of each year in connection with employers’ year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, our HRS revenue and profitability tend to be greater in those quarters.

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

          We generally classify customers in the human resource solutions market by employer size into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer	Typical Characteristics

Small	Fewer than 350 employees	Tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another

Medium	350 to 5,000 employees	Human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services

Large	Over 5,000 employees	Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services—has the greatest reliance on their integral legacy systems which increase integration complexity and challenge outsourcing and migration decisions

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

          We hold our customers’ tax filing deposits in a trust. This trust invests primarily in high quality collateralized short-term investments, money market funds, U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A or better. The duration of these investments is carefully managed to meet the liquidity needs of the trust.

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

          The services and programs we provide may be customized to meet a customer’s particular needs. Our portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information on-line to comprehensive person-to-person consultation and referral services. Also included are specialized service options, such as assistance with college selection, elder care assessment and facility review services, and health and wellness services. These services address employee effectiveness issues and seek to improve employee retention and productivity, and to reduce absenteeism as well as increase the customers’ recruitment success. Consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/supervisory and education/schooling issues. We have also entered into arrangements with some service and product providers to provide additional leading edge services and expertise to our customers.

          International Operations

          Approximately 22 percent of HRS’ 2002 revenue was obtained from customers outside of the United States. Our international HRS operations are primarily conducted in the United Kingdom, through Centrefile Limited, and Canada, through Ceridian Canada Ltd. Centrefile Limited provides human resource services, payroll processing services and HRIS software in the United Kingdom. Centrefile’s services generally do not involve the handling or transmission of customer funds. In a very few instances, Centrefile holds client funds for a short period of time in non-interest bearing segregated accounts prior to disbursement pursuant to Centrefile’s client’s instructions.

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

          We believe that the ability to integrate human resource management software applications with customers’ other in-house applications and the ability to provide client/server-based solutions and solutions delivered through the Internet are increasingly important competitive factors. While we believe our businesses will be able to compete effectively in the overall human resource solutions market, our ability to compete effectively will depend in large measure on our ability to timely develop and implement new technology, particularly that which incorporates industry standard architecture and client/server and Internet-based solutions, and provide leading-edge customer service.

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

Comdata

          Our Comdata subsidiary provides transaction processing and regulatory compliance services to the transportation and other industries. Comdata’s restated revenue from products and services for the years 2002, 2001 and 2000 was as follows:

2002	2001	2000

$312.9 million	$305.2 million	$301.7 million

          Approximately 80 percent of Comdata’s revenue for 2002 was attributable to its transportation business.

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

          Use of the Comdata card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, the frequency with which they may be used, phone numbers which may be called and the amount of authorized use. Use of a Comdata card also enables Comdata to capture and provide transaction and trip-related information to trucking company customers (usually within 24 hours after the completion of a given trip). This information greatly enhances a customer’s ability to track and plan fuel purchases and other trip expenses and settle with drivers. Comdata also provides trucking companies with a Windows-based software application that provides trucking companies with on-line access to Comdata’s computer system for data on fuel purchases and other trip information, and facilitates pre- and post-trip planning functions. Comdata’s iConnectData and MOTRS (Modular Over The Road System) Web-based applications enable customers to go on-line for local dial-up access, interactive reporting capabilities, the latest diesel fuel prices and related information from their desktop.

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

          Retail Services. SVS provides, among other services, debit card programs to major retailers that are used as gift cards, gift certificates, credits for returned product and retail promotions. SVS believes that its cards, transaction reliability, card maintenance/inventory programs and reporting capability provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize. Card programs and other services available through SVS may potentially have benefits in e-commerce, facilitating transactions between on-line merchants and their customers.

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

          The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended December 31,

	2002	2001	2000

	(dollars in millions)
Research and development	$2.4	$4.4	$8.0
Percent of revenue (restated)	0.8%	1.4%	2.7%

The decrease in the amount of research and development expense in 2002 and 2001 was due largely to development cost savings resulting from the termination of an outsourced transaction processing contract.

Additional Financial Information About Segments

          We refer you to Note E, Segment Data, to our consolidated financial statements for additional financial information about our business segments. This information may be found in Part II, Item 8 of this report.

Other Investments and Divestitures

          In addition to the spin-off transaction described previously under the heading “General”, we refer you to Note G, Investing Activity, to our consolidated financial statements for further information on our investing and divesting activities. This information may be found in Part II, Item 8 of this report.

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

2002	1Q	2Q	3Q	4Q

High	$22.50	$23.05	$19.02	$16.26
Low	$17.00	$18.05	$13.10	$11.40

2001	2Q	3Q	4Q

High	$20.55	$19.95	$19.43
Low	13.99	13.65	13.90

          For informational purposes, the high and low sales price of Ceridian’s predecessor’s common stock as reported on the NYSE Composite Tape for the quarterly period beginning on January 1, 2001 and ending at the time of the spin-off was $21.85 and $14.00, respectively.

Item 6. Selected Financial Data

		(Dollars in millions, except per share data)
	2002	2001	2000	1999	1998

	(restated)	(restated)	(restated)
Revenue (1)	$1,191.0	$1,179.0	$1,174.8	$1,127.0	$967.6

Earnings from continuing operations (2)	$92.1	$46.9	$76.6	$104.4	$125.3
Discontinued operations
Arbitron (3)	—	5.2	20.7	40.9	36.6
Computing Devices International (4)	—	—	—	—	25.4

Total	—	5.2	20.7	40.9	62.0

Net earnings	$92.1	$52.1	$97.3	$145.3	$187.3

Earnings Per Common Share
Basic
Continuing operations	$0.62	$0.32	$0.53	$0.72	$0.87
Net earnings	$0.62	$0.36	$0.67	$1.01	$1.30
Diluted
Continuing operations	$0.61	$0.32	$0.52	$0.71	$0.85
Net earnings	$0.61	$0.35	$0.66	$0.98	$1.27
Shares used in calculations (in thousands)
Basic	148,029	146,069	145,229	144,524	144,070
Diluted	150,562	148,596	146,734	147,964	147,597

Balance Sheet Data
Working capital	$249.3	$189.6	$236.9	$174.7	$186.9
Total assets before customer funds	$2,030.0	$1,878.5	$2,056.8	$1,954.8	$1,216.9
Customer funds	$2,440.9	$2,170.9	$2,980.4	$2,305.4	$2,705.0
Total assets	$4,470.9	$4,049.4	$5,037.2	$4,260.2	$3,921.9
Debt obligations	$193.5	$237.9	$500.6	$611.3	$54.5
Stockholders’ equity	$1,119.7	$1,055.6	$933.3	$812.2	$623.7

Equity Per Common Share	$7.54	$7.21	$6.40	$5.61	$4.35
Common shares outstanding at end of year (in thousands)	148,541	146,485	145,754	144,734	143,514

Number of Employees at End of Year (5)	9,400	9,500	9,700	9,500	8,200

(1)	For a description of the restatement due to a change in our revenue recognition policy for Comdata’s Stored Value Systems stored value card sales and processing, see Note B, “Restatement of Financial Statements,” to the consolidated financial statements contained in this report. A change in the classification of customer freight billings and costs is described in Note A to the consolidated financial statements under the heading “Changes in Presentation.”

(2)	Earnings from continuing operations include unusual losses of $34.8 ($22.2 after-tax) in 2002, $48.3 ($31.7 after-tax) in 2001, and $30.5 ($18.7 after-tax) in 2000. Earnings from continuing operations for 1998 included unusual gains of $27.7 ($24.3 after-tax). The unusual losses in 2002, 2001 and 2000 and the recovery in 2000 of a portion of an amount accrued for exit costs in 1997 are further described in Note D to the consolidated financial statements.

(3)	Includes earnings, net of costs related to the Arbitron spin-off, as further described in Note D, “Supplementary Data to Statements of Operations,” to the consolidated financial statements contained in this report.

(4)	Represents an adjustment to the gain from the December 1997 sale of Computing Devices International.

(5)	Continuing operations only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8 of this report. This discussion reflects the impact of restatements to our previously reported consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 as described in Note B, “Restatement of Financial Statements,” to our consolidated financial statements contained in this report.

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

•	The Arbitron spin-off: On March 30, 2001, we separated our HRS division and subsidiaries and Comdata subsidiaries from our former media information business, Arbitron, to form two independent, publicly-traded companies. Due to the beneficial use of a reverse spin-off approach, we briefly became New Ceridian Corporation before resuming the use of the name of Ceridian Corporation. Because of the greater size of HRS and Comdata businesses compared to the Arbitron business at the time of the spin-off, we are considered to be the divesting entity and are treated as the “accounting successor” for financial reporting purposes. Therefore, we present Arbitron as a discontinued operation in the accompanying consolidated financial statements of Ceridian. We discuss this event in a note to our consolidated financial statements entitled “Supplementary Data to Statements of Operations” under the heading “Discontinued Operations.”

•	A new rule on goodwill accounting: Beginning in 2002, goodwill is no longer amortized as a charge against earnings over a specific period of time. Instead, the value of recorded goodwill is reassessed annually and written down against earnings when impairment is evident. Since this accounting rule does not permit restatement of prior periods in the financial statements, this change results in a lack of comparability between the earnings results in 2002 and those for 2001 and 2000. You will see in this discussion that we have eliminated goodwill amortization expense for 2001 and 2000 in the consolidated and segment earnings performance tables and the related discussion in order to improve comparability. We also discuss this event in a note to our consolidated financial statements entitled “Accounting Policies” under the heading “Goodwill and Other Intangibles.”

•	Unusual or nonrecurring gains and losses: During the past three years, we have recorded a variety of gains and losses that are not expected to regularly occur in our normal operations. These include the results of securities sales, exit activities related to consolidation of operations, settlements of litigation, contract terminations and asset write-downs. The net results of these transactions were losses of $34.8 million in 2002, $48.3 million in 2001 and $30.5 million in 2000. You will find these matters discussed in a subsection of this discussion entitled “Unusual Items.”

•	Our software development arrangement with Ultimate Software: We contracted with The Ultimate Software Group, Inc. in 2001 to obtain a license to use their software as part of a Web-enabled integrated payroll/HR/self-service offering to small business customers. This arrangement involved up front payments of $10.0 million in 2001 and $6.5 million in 2002 and a commitment for additional minimum monthly payments beginning with January 2004 totaling $26.7 million over the remaining noncancelable term of the contract to March 2008. As of December 31, 2002, we have capitalized $13.6 million of additional costs to prepare the resulting product offering for release in early 2003. Effective January 1, 2003, we also entered into an agreement with Ultimate for extended technical support that requires quarterly payments during 2003 totaling $2.3 million. We discuss this development in the “Liquidity and Capital Resources” subsection of this discussion.

•	Our principal defined benefit pension plan: As is the case with the defined benefit pension plans of many companies, recent declines in equity securities market values and in interest rates have resulted in turning a plan that had been over-funded for many years into an under-funded plan. This change in funded status required that the former pension asset be reclassified as a combined reduction of our equity and an increase in our liabilities. In addition, we anticipate that there will be a negative effect on our pre-tax earnings in 2003 of about $15 million compared to 2002 and a prospect that we will begin to make cash contributions before the end of 2003. We discuss our pension plans in a note to our consolidated financial statements entitled “Retirement Plans.”

•	Invested customer funds and interest rate collars or swaps: We receive earnings from investment of customer funds held temporarily for remittance to taxing authorities, customer employees and others and record these amounts as revenue in lieu of fees for services performed. A substantial portion of these invested funds are subject to short-term interest rate risk. We manage this risk in part by the use of interest rate contracts that establish ceiling and floor interest rates for a sizeable portion of our annual average short-term investment portfolio. In recent periods, these contracts have preserved a significant amount of revenue and cash flows. We describe this strategy and its results within this discussion as well as in notes to our consolidated financial statements entitled “Commitments and Contingencies” and “Accounting Policies” under the heading “Cash and Investments, including Derivatives” and in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” that follows this discussion.

Results of Operations

Comparison of Annual Periods Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Operations Highlights As Reported (Restated)
(Dollars in millions, except per share data)

	Years ended December 31,

	2002	2001	2000

Revenue	$1,191.0	$1,179.0	$1,174.8
Net earnings	$92.1	$52.1	$97.3
Earnings from continuing operations	$92.1	$46.9	$76.6
Earnings and gain/loss from disposition of discontinued operations	$—	$5.2	$20.7
Diluted shares used in calculations (in thousands)	150,562	148,596	146,734
Net earnings per diluted share	$0.61	$0.35	$0.66
Earnings from continuing operations per diluted share	$0.61	$0.32	$0.52

          Revenue for 2002 of $1,191.0 million showed an increase of $12.0 million over the comparable 2001 amount. Changes to this presentation are further discussed in a note to our consolidated financial statements entitled “Accounting Policies” under the heading “Changes in Presentation.” Earnings from continuing operations increased from $46.9 million, or 32¢ per diluted share, in 2001 to $92.1 million, or 61¢ per diluted share, in 2002. If we eliminate goodwill amortization and related income taxes from the 2001 amounts to compare with the 2002 treatment, earnings from continuing operations for 2001 would have been $77.2 million, or 52¢ per diluted share. The earnings and gain/loss from discontinued operations included in net earnings in 2001 and 2000 related to Arbitron.

          Revenue for 2001 of $1,179.0 million was up $4.2 million over 2000. Earnings from continuing operations in 2001 of $46.9 million, or 32¢ per diluted share, were down $29.7 million from $76.6 million, or 52¢ per diluted share, for 2000. If we eliminate goodwill amortization and related income taxes from the 2000 amount, as we have done in the 2002 and 2001 comparison, earnings from continuing operations for 2000 would have been $106.2 million, or 72¢ per diluted share.

          Operational and economic factors affecting these results are further discussed in the annual comparisons sections entitled “Consolidated Results – Overview” and “Business Segment Results” that appear later in this discussion.

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

          2002 Compared to 2001

Statements of Operations Comparisons (Restated)
(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue	$1,191.0	$1,179.0	12.0	1.0	100.0	100.0
Cost of revenue	561.1	561.8	(0.7)	(0.1)	47.1	47.7
SG&A expense*	389.4	382.4	7.0	1.9	32.7	32.4
R&D expense	59.3	59.0	0.3	0.5	5.0	5.0
Other expense (income)	34.3	48.2	(13.9)	(28.9)	2.9	4.1
Interest income	(2.1)	(6.5)	4.4	(67.7)	(0.2)	(0.6)
Interest expense	6.6	19.0	(12.4)	(65.2)	0.6	1.6
Total costs and expenses*	1,048.6	1,063.9	(15.3)	(1.4)	88.0	90.2
Earnings before income taxes*	142.4	115.1	27.3	23.7	12.0	9.8
Income taxes*	50.3	37.9	12.4	32.9	4.2	3.2
Earnings from continuing operations*	$92.1	$77.2	14.9	19.2	7.7	6.5
Diluted EPS from continuing operations*	$0.61	$0.52	0.09	17.3	NM	NM
Earnings from cont. ops. as reported	$92.1	$46.9	45.2	96.1	7.7	4.0
Diluted EPS from cont. ops. as reported	$0.61	$0.32	0.29	90.6	NM	NM

(*) We eliminated goodwill amortization from reported 2001 amounts in order to compare with the required treatment for 2002. Its elimination reduced SG&A expense by $35.1 million and increased income taxes by $4.8 million. In turn, this increased earnings from continuing operations by $30.3 million and earnings per diluted share by 20¢.

          Consolidated Results - Overview

          The following factors significantly influenced our revenue and profitability performances in 2002:

•	Lower employment levels of our HRS customers

•	The impact of lower interest rates on our investments of HRS customer funds

•	Higher level of HRS payroll and tax filing installations

•	Acquisitions and dispositions of businesses in HRS

•	Increased revenue from retail card sales and processing

•	Lower revenue from the sale of equipment and permitting services by Comdata

•	Changes in fuel prices and transaction volumes at Comdata

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

          Growth in Comdata's retail card sales and processing business in 2002 compared to 2001 contributed significantly to revenue. Sales of point of sale terminals by Comdata slowed in 2002 along with the economy. Over the course of 2002, the volume of Comdata transportation card transactions increased modestly, while fuel prices rose over the prior year level in the fourth quarter of 2002. Further details are provided in the following section entitled “Business Segment Results.”

          Cost of revenue declined by $0.7 million while SG&A expense increased by $7.0 million. R&D expense changed little between the two years. Other expense (income) amounted to $34.3 million in 2002 compared to $48.2 million in 2001, down $13.9 million. The principal contributors to other expense (income) in 2002 included unusual items consisting of asset write-downs of $24.6 million involving minority investments, software and factoring receivables and net charges of $10.2 million largely related to business consolidation efforts. Other expense (income) for 2001 included unusual items consisting of $53.7 million of litigation costs and $12.8 million of asset write-downs and consolidation costs, offset by gains of $18.2 million from marketable and derivative securities. Unusual items reported in other expense (income) are described in the section of this discussion entitled “Unusual Items.” Further details on total costs and expenses are provided in the following section entitled “Business Segment Results.”

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

          Income taxes, including the goodwill adjustment, increased by $12.4 million from 2001 to 2002 due largely to the increase in earnings before income taxes. The reported effective tax rate decreased from 41.3% for 2001 to 35.3% for 2002 largely due to the elimination of goodwill amortization for financial reporting purposes in 2002. Much of the goodwill amortization was not tax deductible.

          Business Segment Results

Segment Comparisons (Restated)
(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2002	2001	$	%	2002	2001

Revenue
HRS	$878.1	$873.8	4.3	0.5	73.7	74.1
Comdata	312.9	305.2	7.7	2.6	26.3	25.9
Total	$1,191.0	$1,179.0	12.0	1.0	100.0	100.0
EBIT*
HRS	$50.6	$74.9	(24.3)	(32.5)	5.8	8.6
Comdata	92.2	38.4	53.8	140.3	29.4	12.6
Other	4.1	14.3	(10.2)	(71.0)	NM	NM
Total	$146.9	$127.6	19.3	15.2	12.3	10.8

(*) We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments. We eliminated goodwill amortization from reported 2001 amounts in order to compare with the required treatment for 2002. Its elimination reduced SG&A expense and increased EBIT by $26.2 million for HRS and $8.9 million for Comdata.

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

          Revenue from U.S. operations benefited from increases of $8.3 million in benefits services revenue and $4.3 million from LifeWorks employee assistance services, due primarily to acquisitions. Payroll and tax filing services in the U.S. experienced a $9.0 million reduction in revenue compared to 2001. The reduced revenue largely reflected lower customer employment levels and lower investment yields. The decline in customer employment levels was at approximately 1.5% at the end of 2002 compared to approximately 3% at the end of 2001. We estimate that 1.5% decline represents approximately $20.6 million of lost revenue in 2002. Interest income from investment of payroll and tax filing funds and benefits services customer deposits included in HRS revenue decreased by $13.0 million as the average yield fell from

5.50% for the 2001 period to 4.83% for the 2002 period. The revenue comparison benefited from a higher level of payroll and tax filing installations, particularly in the last half of the year, and a targeted price increase effected in the first quarter of 2002. The average balance of these investments for 2002 remained at the 2001 level as the benefit from a pickup in installations offset the adverse effect of the decline in the number of employees of existing customers and lower U.S. Federal income tax withholding resulting from tax rate reductions effective in July 2001 and January 2002.

          Revenue performance for Canada changed little from the 2001 level in 2002 as the adverse effects of lower employment levels at larger customers and lower investment yields were largely offset by growth in the small business market and nonrecurring sales. Centrefile operations in the United Kingdom produced $7.8 million more revenue in 2002 than in 2001 due to growth in outsourcing revenue and expansion of services offerings. Changes in foreign currency exchange rates benefited the international operations revenue comparison by $1.6 million in 2002.

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

        Comdata. Comdata revenue increased by $7.7 million in 2002 compared to 2001. Over-the-road transportation revenue decreased by $1.0 million as a 1% increase in transaction volume was more than offset by the impact of lower fuel prices. Revenue from retail card sales and processing for 2002 increased by $12.1 million. Revenue from sales of equipment to merchants decreased by $4.5 million in 2002 as we believe customers restricted their capital spending; while truck stop service fees increased by $2.8 million. Business fleet revenue grew by $2.1 million in 2002 over 2001 as major local fueling customers increased their utilization of Comdata products and services. Phone services revenue declined by $2.0 million in 2002. Regulatory compliance revenue, including permitting and pilot services, declined by $4.6 million compared to 2001 as cooperative efforts by permit issuers continued to reduce the volume of transactions. Factoring operations contributed an additional $3.9 million to 2002 revenue over 2001.

        Comdata reduced costs and expenses (without 2001 goodwill amortization of $8.9 million) by $46.1 million in 2002 compared to 2001. Costs of revenue related to retail card sales and transaction processing increased by $9.0 million in 2002 compared to 2001. Reductions in cost of revenue included $1.5 million of lower phone services costs. The lower levels of sales of equipment to merchants and regulatory compliance services and renegotiated telecommunications rates also contributed $2.5 million to reducing cost of revenue. Cost savings in 2002 from operating efficiency efforts in customer relations and technology functions produced a $3.6 million reduction in cost of revenue and a $1.9 million reduction in R&D expense compared to 2001. Comdata increased its provision for doubtful accounts in general expense by $1.3 million in 2002 over 2001 due largely to a bankruptcy filing by a major customer. Other income (expense) included a $9.8 million factoring receivables loss in the third quarter of 2002 and $52.4 million of litigation costs in the second quarter of 2001. Costs related to the cancellation of the outsourced transaction processing contract and facility consolidations, included in other expense (income), declined from $6.6 million in 2001 to $3.0 million in 2002. These other income (expense) items are further described in the section below entitled “Unusual Items.”

          Other. The reported EBIT of $4.1 million for 2002 results from the reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. The reported EBIT for 2001 includes a gain of $15.6 million related to sales of marketable securities described in the note to consolidated financial statements entitled “Investing Activity.” The 2001 gain was reduced by a provision for litigation costs not allocated to the business segments. Further details on these unusual gains and losses appear in the following section entitled “Unusual Items.”

          2001 Compared to 2000

Statements of Operations Comparisons (Restated)
(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue	$1,179.0	$1,174.8	4.2	0.4	100.0	100.0
Cost of revenue	561.8	550.9	10.9	2.0	47.7	46.9
SG&A expense*	382.4	336.7	45.7	13.6	32.4	28.7
R&D expense	59.0	62.8	(3.8)	(6.0)	5.0	5.3
Other expense (income)	48.2	31.7	16.5	52.2	4.1	2.7
Interest income	(6.5)	(4.7)	1.8	39.0	0.6	0.4
Interest expense	19.0	39.8	(20.8)	(52.3)	1.6	3.4
Total costs and expenses*	1,063.9	1,017.2	46.7	4.6	90.2	86.6
Earnings before income taxes*	115.1	157.6	(42.5)	(27.0)	9.8	13.4
Income taxes	37.9	51.4	(13.5)	(26.4)	3.2	4.4
Earnings from continuing operations*	$77.2	$106.2	(29.0)	(27.3)	6.5	9.0
Diluted EPS from continuing operations*	$0.52	$0.72	(0.20)	(27.8)	NM	NM
Earnings from cont. ops. as reported	$46.9	$76.6	(29.7)	(38.7)	4.0	6.5
Diluted EPS from cont. ops. as reported	$0.32	$0.52	(0.20)	(39.5)	NM	NM

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

          Consolidated Results - Overview

          Comparing 2001 to 2000, our consolidated revenue increased by $4.2 million while HRS revenue increased by 0.1% and Comdata revenue increased by 1.2%. Revenue comparisons are further discussed in the following section entitled “Business Segment Results.” The following factors significantly affected our revenue performance in 2001.

•	Lower employment levels of our HRS customers and a lower volume of card transactions for Comdata due to the general economic slowdown in the U.S.

•	The impact of lower interest rates on our investments of HRS customer funds

•	Falling diesel fuel prices on price-related Comdata transaction revenue

•	Dispositions of the HRS Usertech and the Comdata phone resale businesses

•	Strength of the U.S. dollar against HRS Canada and UK local currencies

•	Higher levels of retail cards in use and transaction volume

          Our total costs and expenses for 2001 increased by $69.3 million over the comparable 2000 amount. HRS costs and expenses increased by $24.7 million from 2000 to 2001 with an increase of $44.1 million in selling expense offset in part by a $33.4 million decrease in net unusual losses. Comdata’s costs and expenses increased by $49.8 million from 2000 to 2001 including a first quarter 2001 unusual charge of $6.6 million for termination of an outsourced transaction processing contract (which this discussion refers to as the “outsourced contract”) and a second quarter 2001 unusual charge of $52.4 million related to settlement of litigation. These charges were offset in part by estimated savings of $10.8 million from the outsourced contract termination including $4.0 million in cost of revenue, $3.1 million in SG&A expense and $3.7 million in R&D expense. Comdata unusual charges recorded in 2000 were $2.6 million. The increase in total costs and expenses for our business segments was reduced by a net increase of $5.2 million in unusual gains not allocated to the business segments. Comparative costs and expenses are further discussed in the following sections entitled “Business Segment Results” and “Unusual Items.”

          Our 2001 interest income increased by $1.8 million over the 2000 amount, even though interest rates declined. The increase was largely due to interest on a state tax refund received during 2001 and an accumulation of cash in the first quarter of 2001 in preparation for the spin-off. Interest expense decreased by $20.8 million due primarily to the refinancing of our debt in connection with the spin-off, which is further described in a note to our consolidated financial statements entitled “Financing,” and lower interest rates. The average interest rates on borrowings under the revolving credit agreements of our Canadian subsidiary decreased from 6.14% in 2000 to 5.49% in 2001 and on our U.S. revolving credit facility from 6.79% in 2000 to 4.73% in 2001. Our income taxes decreased by $13.4 million in comparison with 2000 due primarily to the decrease in pre-tax earnings. Our reported effective tax rate for 2001, including the effect of goodwill amortization, increased to 41.3% compared to 37.8% for 2000, as the ratio of nondeductible goodwill expense to pre-tax income increased. Without regard to the goodwill amortization effect, our effective tax rate would have been about 33% for both years.

          Business Segment Results

Segment Comparisons (Restated)
(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2001	2000	$	%	2001	2000

Revenue
HRS	$873.8	$873.1	0.7	0.1	74.1	74.3
Comdata	305.2	301.7	3.5	1.2	25.9	25.7
Total	$1,179.0	$1,174.8	4.2	0.4	100.0	100.0
EBIT*
HRS	$74.9	$98.9	(24.0)	(24.3)	8.6	11.3
Comdata	38.4	84.7	(46.3)	(54.7)	12.6	28.1
Other	14.3	9.1	5.2	NM	NM	NM
Total	$127.6	$192.7	(65.1)	(33.8)	10.8	16.4

(*) We measure the performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments. We eliminated goodwill amortization from costs and expenses in this presentation in order to compare with the required treatment for 2002. Its elimination increased 2001 and 2000 EBIT, respectively, by $26.2 million and $26.4 million for HRS and by $8.9 million and $8.0 million for Comdata for a total of $35.1 million and $34.4 million.

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

          Comdata. Comdata revenue for 2001 increased by $3.5 million compared to 2000. The comparison was negatively affected by the divestiture of a phone resale business that recorded $8.9 million of 2000 revenue before its sale in July 2000. The revenue comparison was positively impacted by an increase of $12.5 million in the retail cash card business and $4.8 million from sales of equipment and services to truck stops. The revenue comparison was adversely affected by the impact of the economic slowdown on the over-the-road trucking market, which resulted in a reduction in the number of customer fueling transactions. Revenue was also adversely affected by lower diesel fuel prices, particularly in late 2001, and lower revenue from permitting and phone services.

          Comdata’s costs and expenses (without goodwill amortization) increased by $49.8 million from 2000 to 2001 due largely to the litigation costs of $52.4 million recorded in the second quarter of 2001. Cost of revenue decreased by $2.1 million in 2001, as increased costs of $8.8 million associated with higher revenue from the retail cash card business were more than offset by the effect of the sale of the phone resale business in July 2000 and cost reduction efforts. The divested business reported $6.8 million in cost of revenue in 2000. The cost reduction efforts saved $5.4 million of which $4.0 million related to bringing an outsourced transaction processing service in-house and $1.4 million related to other cost reduction efforts. Selling, general and administrative expenses (without goodwill amortization) increased by $1.1 million in comparison with 2000 as additional bad debt expense amortization costs for software and intangibles other than goodwill was largely offset by $3.1 million of administrative expense savings from the termination of the outsourced contract. The bad debt provision of $12.9 million for 2001 increased by $1.0 million over the 2000 amount as Comdata continued its efforts to improve the quality of customer accounts in the face of the general economic slowdown. R&D expense decreased by $3.7 million due largely to development cost savings resulting from the outsourced contract termination. Other expense (income) in 2001 included litigation costs of $52.4 million and a first quarter $6.6 million charge resulting from the outsourced contract termination. Other expense (income) in 2000 included $2.6 million of first quarter unusual charges for severance and other exit costs related primarily to facility closures. These unusual charges are further described in the section below entitled “Unusual Items.”

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

	Years Ended
	December 31

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

        HRS recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate. Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligation. This obligation relates to the 1989 sale by our predecessor (Control Data Corporation) of its disk drive operations, which involved remediable environmental sites. The sale agreement provided terms describing how remedial costs related to remediable environmental sites would be shared between the buyer and us as the seller. The terms of the agreement included periodic joint reviews of the obligation by the buyer and us. Our obligations covered only those sites identified prior to the fifth anniversary of the sale. At the time of the sale, we established an accrual for our estimated costs that might occur as a result of this agreement. During the first 10 years following the sale, both parties incurred significant costs, which then began to reduce as these sites entered a water extraction and monitoring stage. During the first quarter of 2002, we participated in a periodic review of the status of this obligation with the environmental officer of the buyer. A site visit was made by our environmental representative at that time, and it was determined that our estimated liability was $4.1 million less than previously determined. The excess accrual was then credited back to earnings as a component of other expense (income).

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

        The 2001 gain on sale of marketable securities of $15.6 million related to our sale of HotJobs.com, Ltd. common stock and is further described in Note G, “Investing Activity,” to our consolidated financial statements. The gain on derivative securities of $2.6 million resulted from the application of FAS 133 as amended and interpreted at that date. The second quarter 2001 litigation costs include a settlement of $49.0 million and associated costs of $3.4 million related to litigation involving Comdata and a provision of $1.3 million for litigation costs not allocated to our business segments. The litigation settlement and associated costs at Comdata related to an action brought by Flying J, Inc. The nature and facts and circumstances of this litigation are fully disclosed in Note K, “Legal Matters,” to our consolidated financial statements for the year ended December 31, 2000, and the resulting settlement is fully disclosed in Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001. The additional provision of $1.3 million for litigation costs not allocated to our business segments related to disputes involving postretirement benefits.

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

          In February 2001, Comdata terminated an outsourced contract for transaction processing and software development and brought those activities in-house. This action was intended to improve management control over these activities and reduce costs. The termination charge of $6.6 million was recorded and paid during the first quarter of 2001. In order to implement the in-house operation, Comdata hired a number of personnel from the outsourcing contractor and made incremental investments in capitalized equipment and software of $7.4 million in the same quarter. During the course of 2001, Comdata realized cost savings of approximately $10.8 million related to this action.

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

Financial Condition

Consolidated Statements of Cash Flows Highlights (Restated)
(Dollars in millions)

	Years ended December 31,

	2002	2001	2000

Operating activities	$148.9	$173.9	$268.6
Investing activities	(115.9)	(106.7)	(107.9)
Financing activities	(15.1)	(56.1)	(101.3)
Effect of exchange rate changes on cash	0.2	—	(1.1)

Net cash flows provided (used)	$18.1	$11.1	$58.3

Cash and equivalents at end of year	$134.3	$116.2	$105.1

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Restated)
(Dollars in millions)

	Years ended December 31,

	2002	2001	2000

Earnings from continuing operations	$92.1	$46.9	$76.6
Deferred income tax provision	13.2	28.9	43.7
Depreciation and amortization	75.9	105.4	97.2
Provision for doubtful accounts	17.0	15.8	14.8
Asset write-downs	6.7	6.1	18.3
Loss (gain) on marketable and derivative securities	8.1	(19.2)	—
Other reconciling items	(14.0)	(9.0)	(5.7)

From continuing operations earnings	199.0	174.9	244.9
From continuing operations working capital activities	(50.1)	(0.2)	(1.1)

Operating cash flows from continuing operations	148.9	174.7	243.8
From discontinued operations	—	(0.8)	24.8

Cash flows provided by operating activities	$148.9	$173.9	$268.6

        We describe in the note to our consolidated financial statements entitled “Customer Funds” the effect on the consolidated statements of cash flows of a reclassification of benefit services customer funds effective in 2003. Prior periods have been conformed to the current presentation.

          Cash Flows

          Cash Balances and Operations

          Our cash and equivalents increased by $18.1 million to $134.3 million during 2002 as we used operating cash flows and cash balances to fund investing activities and repay debt. In 2001, our cash and equivalents increased by $11.1 million to $116.2 million as operating cash flows provided funds for investing, primarily for capital assets at a level comparable to 2000, and to reduce debt. During 2000, cash and equivalents increased by $58.3 million to $105.1 million as strong operating cash flows fully funded investing activities and provided funding for debt reduction.

          Our operating cash flows from continuing operations decreased by $25.8 million during 2002 as compared to 2001 primarily due to a buildup of receivables at the end of 2002. Cash provided by earnings from continuing operations grew by $24.1 million while cash outflows from continuing operations working capital activities reduced operating cash flows by $49.9 million. Our 2001 operating cash flows from earnings included the $34.1 million after-tax effect of the nonrecurring Comdata litigation costs described in the previous section entitled “Unusual Items.” The decrease in the amount of depreciation and amortization largely reflects the elimination from earnings of the charge for goodwill amortization effective for 2002. The increased use of cash for working capital activities reflected a net cash outflow from a build-up of receivables in 2002 of $37.9 million compared to a $42.8 million net cash inflow from liquidation of receivables in 2001. When comparing the working capital cash flows for 2002 to 2001, the total $80.7 million increase in cash utilized by receivables related substantially to Comdata receivables activity and was offset in part by a increase of $26.4 million in cash provided by Comdata drafts payable in those periods. Comdata receivables increased by $26.2 million during 2002 compared to a decrease of $55.5 million during 2001. The increase during 2002 reflected increases in factoring, business fleet and retail card receivables, offset in part by a decrease in other transportation receivables. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata at December 31, 2001 also affected the comparison of net cash provided by or utilized for drafts payable and receivables outstanding in 2002 and 2001 as described in the following paragraph.

          Our operating cash flows for 2001 decreased by $94.7 million from the 2000 level due primarily to lower cash flows from earnings, which in 2001 were reduced by the $34.1 million after-tax effect payment of the Comdata litigation costs. Without regard to the effect of these litigation costs, 2001 operating cash flows from continuing operations of $174.7 million would have been $208.8 million and operating cash flows from continuing operations earnings of $174.9 million would have been $209.0 million. Working capital activities of continuing operations used $0.9 million less cash during 2001 than in 2000. This change reflected a net cash inflow of $42.8 million from liquidation of receivables in 2001, compared to a net cash outflow from a build-up of receivables of $55.0 million in 2000. When comparing the working capital cash flows for 2001 to 2000, the total $97.8 million increase in cash provided by receivables related substantially to Comdata receivables activity and was offset in part by a decrease of $54.6 million in cash provided by Comdata drafts payable in those periods. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata significantly affected the amount of drafts payable and receivables outstanding at the end of 2001. The year 2001 ended on a Monday rather than on a weekend as it had in 2000, which permitted the weekly settlement of an additional amount of receivables and drafts payable in the year 2001 reporting period compared to 2000.

          Investing

          During 2002, our investment in capital expenditures included $31.1 million for property and equipment and $35.0 million for software and development costs. The software development costs included $10.0 million for SourceWeb, a web-enabled payroll/HR/self-service offering that HRS is rolling out in 2003. During 2002, we also spent $15.6 million to acquire

SYLINQ, $8.9 million for HR Comply, $19.0 million for Great Lakes Strategies and a total of $6.8 million for other acquisitions. We described these transactions further in the note to consolidated financial statements entitled “Investing Activity.”

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

          Our debt obligations are described above under the heading “Financing” and in a note to our consolidated financial statements entitled “Financing.” Since we have the capability and intention of continuing our use of short-term borrowings under our Comdata receivables securitization agreement until June 2005 and our revolving credit facility until the facility matures in 2006, the outstanding balances are treated as due on those maturity dates.

          We conduct a substantial portion of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. We remain secondarily liable for future obligations related to assigned leases totaling $1.3 million at December 31, 2002. We do not anticipate any material non-performance by the assignees of these leases.

        In March 2001, we entered into an agreement with Ultimate that provided us with a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated payroll/HR/self-service offering to our small business customers. Our initial payment to Ultimate amounted to $10.0 million, which provided us with a non-exclusive license to use its software product in our product offerings. This payment was partially refundable pending successful transfer of the technology. Amendments to the license agreement in August 2001 and February 2002 eliminated any refundable nature of the initial payment and deemed the technology transfer complete as of February 2002. In February 2002, we additionally agreed to pay Ultimate $0.5 million if an upgraded release were to be delivered prior to August 31, 2002, which did occur. The $10.5 million is accounted for as purchased software under SOP 98-1 and amortized on a straight-line basis over a seven-year period that began in March 2003 when our SourceWeb software product incorporating this Ultimate software was placed in service.

        Pursuant to the February 2002 amendment, the license agreement also provided for a monthly royalty commencing in January 2003, which is based on the number of our customers’ employees paid by using the software and subject to minimum and maximum amounts. Pursuant to the February 2002 amendment, we made an advance payment of $6.0 million to Ultimate at that time representing the minimum royalty commitment for 2003. We remain obligated to future minimum monthly payments of $0.5 million per month from January 2004 until January 1, 2006, when the per-employee monthly charge will escalate at a rate of 5% per annum until the end of the noncancellable term in March 2008. We recorded the $6.0 million payment as prepaid expense and amortized this amount to cost of revenue on a straight line basis over the 12 months of 2003. Royalty costs under this agreement will be charged monthly to cost of revenue and paid according to the terms of the agreement.

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

Revenue Recognition

We recognize revenue from sale of our products and services when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Generally, we rely on a signed contract between us and the customer as the persuasive evidence of a sales arrangement. We address these and the other criteria for revenue recognition in the following discussion of types of revenue within our business.

       HRS

       Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our payroll processing, tax filing services, benefit administration services, work-life effectiveness and employee assistance services, and human resource outsourcing products. This revenue is generated by service fees, income from investment of customer funds in lieu of fees, software licenses and subscription fees.

   Payroll Processing. Generally, service fees for HRS payroll transaction processing are contracted on a per transaction basis and recognized as revenue when transaction services are provided and the amount is billable. Ceridian Canada also recognizes payroll services revenue from customer funds held temporarily pending remittance to the customer’s employees. These payroll deposits are invested through grantor trusts. We derive and recognize investment income in lieu of fees as a component of revenue as earned.

   Tax Filing Services. Our payroll tax filing services consist primarily of: (1) collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers; (2) remitting funds collected to the appropriate taxing authorities; (3) filing applicable returns; and (4) handling related regulatory correspondence and amendments for customers. Revenue from these tax filing services is billed and recognized as the services are provided, generally on a monthly basis.

   We hold our customers’ tax filing deposits for the period between collection and remittance of the funds to the applicable taxing authority. These tax filing deposits are invested through a grantor trust. We derive and recognize this investment income in lieu of fees as a component of revenue as earned.

   Payroll processing and tax filing services are all sold separately, so we have standalone value for each service. Separate sales also establish the fair value of each of the services sold in the event a customer contracts with us for multiple services.

   Benefits Administration Services. We provide employee health and welfare benefits administration and qualified administration services to our customers. Employee health and welfare benefits administration services include health insurance portability compliance services related primarily to COBRA (Consolidated Omnibus Budget Reconciliation Act). Health and welfare benefits administration services also encompass benefits provided to active employees, such as (1) annual health plan enrollment, (2) ongoing employee enrollment and eligibility services, (3) tuition refund plans, (4) transportation reimbursement under the Transportation Equity Act, and (5) Internal Revenue Code Section 125 plans (Flexible Spending), which include fully administered and self-administered flexible spending accounts and premium-only plans.

   We also provide retirement planning services that include: (1) administration services for benefits provided to retired and inactive employees, which include retiree healthcare, disability, surviving dependent, family leave and severance benefits; and (2) qualified plan administration services which include 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order administration.

   Revenue for COBRA services is earned and recognized as the services are provided. Revenue associated with other health and welfare benefits administration and retirement planning services is recognized monthly based on the number of customer employees that receive or participate in the benefit.

   Benefits services are all sold separately, so we have standalone value for each service. Separate sales also establish the fair value of each of the services sold in the event a customer contracts with us for multiple services.

   Work-Life Effectiveness and Employee Assistance Services (“LifeWorks”). We provide work-life effectiveness and employee assistance programs to our clients. LifeWorks are delivered through on-line access and telephonically, and through face-to-face meetings provided by referral resources. Contracted fees for these services are generally billed monthly. Revenue is earned and recognized over the term of the contract based on the number of customer employees served and the level of service.

       Non-Repetitive Business

Less than 5% of our consolidated revenue in 2002 is generated from the sale and installation of software and data conversion services in our HRS businesses. These services may also include training and other consulting. These services have standalone value as they can be performed by independent contractors or purchased separately. The fees for these services are based upon published hourly rates that are considered competitive with other providers and are consistent with hourly rates billed for customization and consulting services performed by us on a standalone basis. Revenue from consulting services is non-refundable; is primarily determined on a time and materials basis; and is recognized over the installation and conversion period, generally two to four months.

       Comdata

Comdata revenue is primarily generated from funds transfer services and stored value card sales and transaction services. Comdata also generates revenue from regulatory permit and receivables factoring services as well as the sale of point of sale terminals and other equipment to fueling centers.

       Transportation

Comdata’s funds transfer system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destinations. Drivers may use Comdata’s proprietary Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from

ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements or trip advances to personal bank accounts. Revenue from funds transfer transactions is based on a per transaction fee that is based on either a fixed amount or a percentage of the face value of the transaction and is recognized when the transaction takes place.

   In connection with its transportation services business, Comdata purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. The service that Comdata provides permits trucking companies to receive payment on shipping invoices sooner. The non-refundable discount represents adequate compensation charged for servicing the receivables over a 30-day period. If the collection period extends beyond 30 days, a non-refundable additional fee is charged for each month of servicing. After 90 days, an uncollected receivable can be returned to the seller for its face value.

   Comdata recognizes revenue from the discounted fee in the month of the purchase and the additional fees for servicing as we become entitled to collect the fee.

       Merchant Services

Comdata’s merchant services division primarily provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized at the time the equipment is shipped. Recurring service revenues for the merchant services division are recognized as earned. Support and maintenance contracts are generally for 12 month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period.

   Comdata’s merchant services’ products and services are all sold separately, so we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services.

       Retail Services

SVS sells stored value cards and provides subsequent activation, reporting and transaction processing services (“services”). Customers may also choose to purchase cards alone, without a continuing obligation for services from SVS. SVS recognizes revenue for card sales without services upon shipment.

   For card sales with services, revenue on both the card sales and services are deferred and reported on the balance sheet as deferred income. Costs of the cards sold are deferred and reported on the balance sheet as prepaid expense. Costs on the services are recognized as incurred. The deferred income and prepaid expense on the card sale are recognized in earnings over the transaction processing period (up to approximately 30 months), which begins upon activation of the card. The deferred income on the services where we charge a fee for unlimited transactions processed on a card is recognized in earnings over the same transaction processing period which begins upon activation of the card. The deferred income on the services where we charge a fee each time a transaction is processed on a card is recognized in earnings over the same transaction processing period which begins each time a transaction is processed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately 7 months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed.

   Sales of cards under either arrangement do not include a right of return of the cards shipped.

       Gross Versus Net Revenue

We include in revenue amounts that we bill for and remit to third-party vendors for associated products and services as required on a gross basis as a principal rather than net as an agent when the following conditions are met: (1) we are the primary obligor in the arrangement with the customer; (2) we have credit risk and inventory risk; (3) we have latitude in the establishment of pricing, subject to general economic restraints; and (4) we have full discretion in vendor selection.

Capitalized Software and Development Costs

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

          Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we serve, particularly those more economically sensitive industries such as trucking and retail. Approximately 80 percent of Comdata’s revenue for 2002 was attributable to its transportation business. Comdata’s results of operations are, therefore, dependent on the level of activity in the transportation industry, which, in turn, is affected by general economic conditions. For example, a decrease in the number of truck drivers would decrease the number of Comchek transactions and could adversely affect Comdata’s revenues. Similarly, since a significant portion of our fueling transactions are priced by reference to the amount spent on the transaction, our revenue can be significantly affected by changes in diesel fuel prices. Falling diesel fuel prices directly reduce the amounts of revenue and earnings related to these transactions. Rising diesel fuel prices increase our revenue and earnings but also increase the working capital requirements of Comdata and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase diesel fuel using a Comdata payment method.

          Changes in trade, monetary and fiscal policies, and political and economic conditions could also affect employment levels, with a corresponding impact on our payroll processing and tax filing businesses. Decreased employment levels, as well as slowed economic conditions, could negatively affect wage and bonus payments, orders and the timing of product installations, and negatively impact the operating results of our HRS business.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue. Due to the short-term nature of customers’ obligations paid by funds in our possession, investments of these funds must have very short maturities. This exposes our interest revenue from customer funds to changes in short-term interest rates which are highly volatile. Our objective in managing interest revenue is to provide a stable and predictable source of such revenue. To achieve this objective we coordinate a risk management program of investing in longer-term assets where possible, issuing floating rate debt, and purchasing interest rate derivative securities (e.g. collars, swaps) that have the effect of converting variable short-term rates into fixed long-term rates. By converting the short-term interest rate exposure to fixed rates, or offsetting short-term interest earned with short-term interest payments on debt, we achieve a high degree of stability and predictability of net interest income. The fair value of our interest rate derivative securities was $71.4 million at December 31, 2002 and $24.3 million at December 31, 2001.

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

        We actively monitor and control our overall interest rate risk exposure such that over the year income from net assets exposed to changes in interest rates remains fairly constant. During 2002 our net assets exposed to short-term assets increased $89 million due to increased customer assets, adding $144 million after tax per 25 basis points of sensitivity to changes in interest rates. We currently anticipate generally falling interest rates in the U.S. and rising interest rates in Canada. We also intend to obtain additional interest rate derivative securities when market conditions are favorable to replace maturing interest rate contracts. We have no forward interest rate contracts starting effectiveness for periods beginning after 2004. We refer you to Note K, “Commitments and Contingencies,” in our consolidated financial statements for additional information on derivative securities.

        Other secondary market risk exposures we face include fuel price risk and foreign exchange risk. Our Comdata transportation services business revenue and net income is exposed to variability based on changes in the prices of diesel fuel. For a large portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase/decrease in the price of diesel fuel increases/decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly. We estimate that for each $.10 change in the average price of diesel fuel per year, Comdata revenue and pretax profit are impacted by $1.8 million, before impact of any fuel price hedging program.

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

          The following financial statement schedule and report is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Page

Schedule II. Valuation and Qualifying Accounts	90
Independent Auditors’ Report on Financial Statement Schedule	91

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

     As discussed in Note B to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

     As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota
January 22, 2003
(except as to Note B which is as of March 12, 2004)

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

	(Dollars in millions, except per share data)
	Years Ended December 31,
	2002	2001	2000
Revenue	$1,191.0	$1,179.0	$1,174.8
Costs and Expenses
Cost of revenue	561.1	561.8	550.9
Selling, general and administrative	389.4	417.5	371.1
Research and development	59.3	59.0	62.8
Other expense (income)	34.3	48.2	31.7
Interest income	(2.1)	(6.5)	(4.7)
Interest expense	6.6	19.0	39.8

Total costs and expenses	1,048.6	1,099.0	1,051.6

Earnings before income taxes	142.4	80.0	123.2
Income tax provision	50.3	33.1	46.6

Earnings from continuing operations	92.1	46.9	76.6

Discontinued operations
Gain (loss) on disposition	—	5.2	(6.9)
Earnings from operations	—	—	27.6

Net earnings	$92.1	$52.1	$97.3

Basic earnings per share
Continuing operations	$0.62	$0.32	$0.53
Net earnings	$0.62	$0.36	$0.67
Diluted earnings per share
Continuing operations	$0.61	$0.32	$0.52
Net earnings	$0.61	$0.35	$0.66
Shares used in calculations (in thousands)
Weighted average shares (basic)	148,029	146,069	145,229
Dilutive securities	2,533	2,527	1,505

Weighted average shares (diluted)	150,562	148,596	146,734

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (RESTATED)

	(Dollars in millions, except per share data)
	December 31,
	2002	2001
ASSETS
Current assets
Cash and equivalents	$134.3	$116.2
Trade and other receivables
Trade, less allowance of $18.4 and $16.2	393.1	376.4
Other	27.5	21.8

Total	420.6	398.2
Current portion of deferred income taxes	28.4	31.7
Other current assets	45.9	33.9

Total current assets	629.2	580.0

Property, plant and equipment, net	149.1	159.3
Goodwill	890.3	860.8
Other intangible assets, net	114.5	115.0
Software and development costs, net	113.5	92.9
Prepaid pension cost	11.7	10.7
Deferred income taxes, less current portion	22.5	7.8
Investments	17.5	26.9
Derivative securities	71.4	24.3
Other noncurrent assets	10.3	0.8

Total assets before customer funds	2,030.0	1,878.5
Customer funds	2,440.9	2,170.9

Total assets	$4,470.9	$4,049.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$2.0	$1.5
Accounts payable	35.3	31.2
Drafts and settlements payable	120.8	115.6
Customer advances	13.2	11.8
Deferred income	48.8	53.8
Accrued taxes	61.1	66.2
Employee compensation and benefits	55.9	64.0
Other accrued expenses	42.8	46.3

Total current liabilities	379.9	390.4

Long-term obligations, less current portion	191.5	236.4
Deferred income taxes	25.4	24.8
Employee benefit plans	278.3	140.1
Deferred income and other noncurrent liabilities	35.2	31.2

Total liabilities before customer funds obligations	910.3	822.9
Customer funds obligations	2,440.9	2,170.9

Total liabilities	3,351.2	2,993.8

Stockholders’ equity
Common stock, $.01 par, authorized 500,000,000 shares, issued 148,657,541 and 146,487,624	1.5	1.5
Additional paid-in capital	906.3	870.1
Retained earnings	400.3	313.9
Treasury common stock, 117,001 and 2,662 shares	(1.6)	—
Accumulated other comprehensive income	(186.8)	(129.9)

Total stockholders’ equity	1,119.7	1,055.6

Total liabilities and stockholders’ equity	$4,470.9	$4,049.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

	(Dollars in millions)
	Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net earnings	$92.1	$52.1	$97.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	—	(5.2)	(20.7)
Deferred income tax provision	13.2	28.9	43.7
Depreciation and amortization	75.9	105.4	97.2
Provision for doubtful accounts	17.0	15.8	14.8
Asset write-downs	6.7	6.1	18.3
Loss (gain) on marketable and derivative securities	8.1	(19.2)	—
Reduction of environmental accrual	(4.1)	—	—
Contribution to supplemental retirement plan trust	(3.3)	—	—
Other	(6.6)	(9.0)	(5.7)
Decrease (increase) in trade and other receivables	(37.9)	42.8	(55.0)
Increase (decrease) in accounts payable	2.7	(0.7)	(9.9)
Increase (decrease) in drafts and settlements payable	5.2	(21.1)	33.5
Increase (decrease) in employee compensation and benefits	(9.1)	(1.6)	4.0
Increase (decrease) in accrued taxes	6.0	(3.9)	25.1
Increase (decrease) in other current assets and liabilities	(17.0)	(15.7)	1.2
Cash provided by (used for) operating activities of discontinued operations	—	(0.8)	24.8

Net cash provided by operating activities	148.9	173.9	268.6

Cash Flows from Investing Activities
Expended for property, plant and equipment	(31.1)	(43.2)	(66.5)
Expended for software and development costs	(35.0)	(50.8)	(30.5)
Proceeds from sales of businesses and assets	0.5	18.7	56.3
Expended for investments and business acquisitions, less cash acquired	(50.3)	(30.2)	(65.1)
Cash used by investing activities of discontinued operations	—	(1.2)	(2.1)

Net cash provided by (used for) investing activities	(115.9)	(106.7)	(107.9)

Cash Flows from Financing Activities
Revolving credit and overdrafts, net	(44.6)	166.4	(95.1)
Repayment of other debt	—	(456.6)	(20.6)
Repurchase of common stock	(5.4)	—	(1.4)
Proceeds from exercise of stock options and other	34.9	9.1	15.8
Cash provided by financing activities of discontinued operations	—	225.0	—

Net cash provided by (used for) financing activities	(15.1)	(56.1)	(101.3)

Effect of Exchange Rate Changes on Cash	0.2	—	(1.1)

Net Cash Flows Provided (Used)	18.1	11.1	58.3
Cash and equivalents at beginning of year	116.2	105.1	46.8

Cash and equivalents at end of year	$134.3	$116.2	$105.1

	Years Ended December 31,
Interest and Income Taxes Paid (Refunded)	2002	2001	2000
Interest paid	$7.0	$16.6	$40.3
Income taxes paid	$32.0	$15.3	$10.6
Income taxes refunded	$(1.1)	$(1.3)	$(5.4)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)

(Dollars in millions)
	Amount			Shares
	2002	2001	2000	2002	2001	2000
Common Shares Issued
Beginning balance	$1.5	$80.8	$80.8	146,487,624	161,685,596	161,685,596
Exercises of stock options	—	—	—	2,008,932	411,376	—
Restricted stock awards, net	—	—	—	27,184	60,555	—
Employee stock purchase plans	—	—	—	133,801	195,984	—
Spin-off adjustments (Note D)	—	(79.3)	—	—	(15,865,887)	—

Ending balance - issued	$1.5	$1.5	$80.8	148,657,541	146,487,624	161,685,596

Treasury Stock - Common Shares
Beginning balance	$—	$(342.9)	$(364.6)	(2,662)	(15,931,215)	(16,951,228)
Repurchases	(5.4)	—	(1.4)	(393,000)	—	(54,953)
Exercises of stock options	1.6	1.1	16.4	113,206	51,571	762,875
Restricted stock awards, net	(0.1)	0.2	—	(1,790)	8,782	1,350
Employee stock purchase plans	2.3	0.1	6.7	167,245	2,313	310,741
Spin-off adjustments (Note D)	—	341.5	—	—	15,865,887	—

Ending balance - treasury	$(1.6)	$—	$(342.9)	(117,001)	(2,662)	(15,931,215)

Common Shares Outstanding				148,540,540	146,484,962	145,754,381

Additional Paid-In Capital
Beginning balance	$870.1	$1,122.7	$1,126.2
Exercises of stock options	28.8	5.1	(6.0)
Tax benefit from stock options	4.6	0.9	3.3
Restricted stock awards, net	0.6	0.7	0.6
Employee stock purchase plans	2.2	2.9	(1.4)
Spin-off adjustments (Note D)	—	(262.2)	—

Ending balance	$906.3	$870.1	$1,122.7	Comprehensive Income (Loss)

				2002	2001	2000

Retained Earnings (Deficit)
Beginning balance (Note B)	$313.9	$78.9	$(18.4)
Net earnings (Note B)	92.1	52.1	97.3	$92.1	$52.1	$97.3
Spin-off adjustments (Note D)	(5.7)	182.9	—

Ending balance	$400.3	$313.9	$78.9

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$(10.3)	$(8.7)	$(3.2)
Rate changes, net	2.8	(1.6)	(5.5)	2.8	(1.6)	(5.5)

Ending balance	(7.5)	(10.3)	(8.7)

Unrealized gain on securities
Beginning balance	$13.8	$11.7	$—
Change in unrealized gain, net of income taxes of $26.8, $10.2 and $6.4	50.0	18.9	11.7	50.0	18.9	11.7
Less realized net gain, net of income taxes of $9.0, $9.1 and none	(16.9)	(16.8)	—	(16.9)	(16.8)	—

Ending balance	46.9	13.8	11.7

Pension liability adjustment
Beginning balance	$(133.4)	$(9.2)	$(8.6)
Pension liability change, net of income taxes of $55.0, $65.8 and none (Note H)	(92.8)	(124.2)	(0.6)	(92.8)	(124.2)	(0.6)

Ending balance	(226.2)	(133.4)	(9.2)

Total ending balance	$(186.8)	$(129.9)	$(6.2)

Total Stockholders’ Equity	$1,119.7	$1,055.6	$933.3

Total Comprehensive Income (Loss)				$35.2	$(71.6)	$102.9

See notes to consolidated financial statements.

(Dollars in millions, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the three years ended December 31, 2002)

INDEX TO NOTES

66	A.	Accounting Policies

70	B	Restatement of Financial Statements

71	C.	Income Taxes

72	D.	Supplementary Data to Statements of Operations

74	E.	Segment Data

77	F.	Capital Assets

78	G.	Investing Activity

79	H.	Retirement Plans

81	I.	Stock Plans

83	J.	Financing

84	K.	Commitments and Contingencies

87	L.	Legal Matters

88	M.	Customer Funds

89	N.	Supplementary Quarterly Data (Unaudited)

A. Accounting Policies

Basis of Consolidation

As presented in these consolidated financial statements, we are Ceridian Corporation, which includes subsidiaries and investments in which we have a majority interest. We provide human resource solutions to employers through our HRS business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located in the United States. Our products and services and business segments are more fully described in Note E.

   We include in our consolidated financial statements grantor trusts that hold funds provided by our payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the United States and Canada. The customer funds held in trust and customer deposits related to our benefits services business are separately identified as “customer funds” in our consolidated balance sheet. Further information on our accounting for these funds is provided in the section entitled “Revenue Recognition” of Note A and in Note M.

   When we acquire between a 20% to 50% equity interest in another entity, we account for that investment under the equity method and record our share of its earnings or losses. During the reporting period, we held no investments representing an equity interest between 20% and 50%. Our other investments may include debt or equity securities that may or may not be marketable securities. We discuss these other investments in the section entitled “Cash and Investments, including Derivatives” of Note A and in Note G. We review our less-than-20%-owned investments to determine whether we exercise a degree of significant influence over their management that would require the application of the equity method through one or more of the following factors: (a) our representation on the investee’s board of directors; (b) our participation in the investee’s policy making decisions; (c) material intercompany transactions with the investee; (d) interchange of managerial personnel with the investee; or (e) technological dependency.

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

     In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for the adoption of the fair value method of accounting for stock-based employee compensation under FAS 123. FAS 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” (APB 28) to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FAS 148 does not amend FAS 123 to require accounting for employee stock options by the fair value method. Under FAS 148 and the amendment to APB 28, we will provide in our quarterly report on Form 10-Q for the quarter ended March 31, 2003 and subsequent interim periods information on the pro forma effect of applying the fair value method to determine stock compensation expense that is similar to what we provide in Note I of this report.

     EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” was issued in December 2002, to be effective for us for arrangements entered into after June 30, 2004. Adoption of EITF 00-21 could have a material effect on our recognition of revenue.

(Dollars in millions, except per share data)

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

Changes in Presentation

As further described in Note M, we added our benefits services customer deposits to our payroll and tax filing funds to present the combined amount as “customer funds” in our balance sheet. This presentation is reflected in these amended financial statements. The related obligations are similarly reported on a combined basis. We believe that such a presentation better reflects our practice of utilizing benefits services customer deposits to meet the related customer obligation.

     We also reclassified the Comdata provision for doubtful accounts from cost of revenue to general expense to conform to our classification for the HRS provision. Amounts for prior periods have been reclassified to conform to the current presentation.

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

Cash and Investments, including Derivatives

We classify investments that are readily convertible to cash within three months of purchase as cash equivalents in our consolidated balance sheet and report those amounts at amortized cost (which does not differ materially from fair market value). We account for our investments in marketable securities under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments other than marketable or derivative securities under APB 18, “The Equity Method of Accounting for Investments in Common Stock.” Our investments of customer funds in marketable securities are classified as held-to-maturity, carried at amortized cost and separately presented in our balance sheet as further described in Note M. Our other investments in marketable equity or debt securities are considered available-for-sale and reported in the balance sheet as investments.

   We account for derivatives under FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. FAS 133 requires that derivative securities be measured at fair value and reflected as assets or liabilities on the balance sheet. Changes in the carrying value of a derivative are included in earnings unless the derivative serves as a fully effective hedge against a related gain or loss. Gains and losses from the ineffective portion of our hedges, including the time value of certain hedging instruments, are classified in “other expense (income).” We hold derivative securities for the purpose of hedging interest rate risk and not for speculative activity. Our hedging activities may include the use of interest rate contracts such as swaps, collars, caps and floors, designated as hedges of variable income from investments of customer funds and corporate cash. These derivative securities typically function as cash flow hedges of the designated item. We further discuss derivatives in Note K.

(Dollars in millions, except per share data)

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

     Compliant with the transitional requirements of the new accounting rules, we, assisted by an independent business valuation firm, completed an impairment review in June 2002 and determined that there was no impairment of our goodwill as of January 1, 2002, the measurement date prescribed by these rules. The operating units identified for this assessment included our U.S.-based HRS operations, our HRS subsidiary in Canada, the HRS operations of Centrefile in the United Kingdom, and Comdata. Furthermore, after consideration of the factors prescribed in these rules that might indicate a risk of impairment, we, through our own self assessment, found no indication of goodwill impairment at December 31, 2002.

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

(Dollars in millions, except per share data)

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

Income Taxes

We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We file a consolidated U.S. federal income tax return for our parent company and its eligible subsidiaries. Except for selective dividends from future earnings, we intend to reinvest the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. No such dividends have been declared or paid during the three years ended December 31, 2002. Accordingly, we have not provided for U.S. income taxes on our non-U.S. earnings during the three years ended December 31, 2002.

Revenue Recognition

We recognize revenue from sale of our products and services when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Generally, we rely on a signed contract between us and the customer as the persuasive evidence of a sales arrangement. We address these and the other criteria for revenue recognition in the following discussion of types of revenue within our business.

       HRS

       Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our payroll processing, tax filing services, benefit administration services, work-life effectiveness and employee assistance services, and human resource outsourcing products. This revenue is generated by service fees, income from investment of customer funds in lieu of fees, software licenses and subscription fees.

   Payroll Processing. Generally, service fees for HRS payroll transaction processing are contracted on a per transaction basis and recognized as revenue when transaction services are provided and the amount is billable. Ceridian Canada also recognizes payroll services revenue from customer funds held temporarily pending remittance to the customer’s employees. These payroll deposits are invested through grantor trusts. We derive and recognize investment income in lieu of fees as a component of revenue as earned.

   Tax Filing Services. Our payroll tax filing services consist primarily of: (1) collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers; (2) remitting funds collected to the appropriate taxing authorities; (3) filing applicable returns; and (4) handling related regulatory correspondence and amendments for customers. Revenue from these tax filing services is billed and recognized as the services are provided, generally on a monthly basis.

   We hold our customers’ tax filing deposits for the period between collection and remittance of the funds to the applicable taxing authority. These tax filing deposits are invested through a grantor trust. We derive and recognize this investment income in lieu of fees as a component of revenue as earned.

   Payroll processing and tax filing services are all sold separately, so we have standalone value for each service. Separate sales also establish the fair value of each of the services sold in the event a customer contracts with us for multiple services.

   Benefits Administration Services. We provide employee health and welfare benefits administration and qualified administration services to our customers. Employee health and welfare benefits administration services include health insurance portability compliance services related primarily to COBRA (Consolidated Omnibus Budget Reconciliation Act). Health and welfare benefits administration services also encompass benefits provided to active employees, such as (1) annual health plan enrollment, (2) ongoing employee enrollment and eligibility services, (3) tuition refund plans, (4) transportation reimbursement under the Transportation Equity Act, and (5) Internal Revenue Code Section 125 plans (Flexible Spending), which include fully administered and self-administered flexible spending accounts and premium-only plans.

   We also provide retirement planning services that include: (1) administration services for benefits provided to retired and inactive employees, which include retiree healthcare, disability, surviving dependent, family leave and severance benefits; and (2) qualified plan administration services which include 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order administration.

   Revenue for COBRA services is earned and recognized as the services are provided. Revenue associated with other health and welfare benefits administration and retirement planning services is recognized monthly based on the number of customer employees that receive or participate in the benefit.

   Benefits services are all sold separately, so we have standalone value for each service. Separate sales also establish the fair value of each of the services sold in the event a customer contracts with us for multiple services.

   Work-Life Effectiveness and Employee Assistance Services (“LifeWorks”). We provide work-life effectiveness and employee assistance programs to our clients. LifeWorks are delivered through on-line access and telephonically, and through face-to-face meetings provided by referral resources. Contracted fees for these services are generally billed monthly. Revenue is earned and recognized over the term of the contract based on the number of customer employees served and the level of service.

       Non-Repetitive Business

Less than 5% of our consolidated revenue in 2002 is generated from the sale and installation of software and data conversion services in our HRS businesses. These services may also include training and other consulting. These services have standalone value as they can be performed by independent contractors or purchased separately. The fees for these services are based upon published hourly rates that are considered competitive with other providers and are consistent with hourly rates billed for customization and consulting services performed by us on a standalone basis. Revenue from consulting services is non-refundable; is primarily determined on a time and materials basis; and is recognized over the installation and conversion period, generally two to four months.

       Comdata

Comdata revenue is primarily generated from funds transfer services and stored value card sales and transaction services. Comdata also generates revenue from regulatory permit and receivables factoring services as well as the sale of point of sale terminals and other equipment to fueling centers.

       Transportation

Comdata’s funds transfer system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destinations. Drivers may use Comdata’s proprietary Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from

(Dollars in millions, except per share data)

ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements or trip advances to personal bank accounts. Revenue from funds transfer transactions is based on a per transaction fee that is based on either a fixed amount or a percentage of the face value of the transaction and is recognized when the transaction takes place.

   In connection with its transportation services business, Comdata purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. The service that Comdata provides permits trucking companies to receive payment on shipping invoices sooner. The non-refundable discount represents adequate compensation charged for servicing the receivables over a 30-day period. If the collection period extends beyond 30 days, a non-refundable additional fee is charged for each month of servicing. After 90 days, an uncollected receivable can be returned to the seller for its face value.

   Comdata recognizes revenue from the discounted fee in the month of the purchase and the additional fees for servicing as we become entitled to collect the fee.

       Merchant Services

Comdata’s merchant services division primarily provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized at the time the equipment is shipped. Recurring service revenues for the merchant services division are recognized as earned. Support and maintenance contracts are generally for 12 month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period.

   Comdata’s merchant services’ products and services are all sold separately, so we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services.

       Retail Services

SVS sells stored value cards and provides subsequent activation, reporting and transaction processing services (“services”). Customers may also choose to purchase cards alone, without a continuing obligation for services from SVS. SVS recognizes revenue for card sales without services upon shipment.

   For card sales with services, revenue on both the card sales and services are deferred and reported on the balance sheet as deferred income. Costs of the cards sold is deferred and reported on the balance sheet as prepaid expense. Costs on the services are recognized as incurred. The deferred income and prepaid expense on the card sale is recognized in earnings over the transaction processing period (up to approximately 30 months), which begins upon activation of the card. The deferred income on the services where we charge a fee for unlimited transactions processed on a card is recognized in earnings over the same transaction processing period which begins upon activation of the card. The deferred income on the services where we charge a fee each time a transaction is processed on a card is recognized in earnings over the same transaction processing period which begins each time a transaction is processed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately 7 months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed.

   Sales of cards under either arrangement do not include a right of return of the cards shipped.

       Gross Versus Net Revenue

We include in revenue amounts that we bill for and remit to third-party vendors for associated products and services as required on a gross basis as a principal rather than net as an agent when the following conditions are met: (1) we are the primary obligor in the arrangement with the customer; (2) we have credit risk and inventory risk; (3) we have latitude in the establishment of pricing, subject to general economic restraints; and (4) we have full discretion in vendor selection.

Cost of Revenue

We assign to cost of revenue those costs that directly benefit the delivery of our revenue-producing products and services. Most of these costs are recognized as incurred, that is, as we become obligated to pay for them. Some costs of revenue are recognized in the period that a product is sold and delivered. Other costs of revenue are recognized over the period of use or in proportion to the related revenue.

   For HRS, a substantial portion of the costs included in cost of revenue are recognized as incurred and the other costs are recognized over the period of use. The costs recognized as incurred consist primarily of customer service staff costs, consulting and purchased services, delivery services and royalties. The costs of revenue recognized over the period of use are depreciation and amortization of tangible and software assets and rentals of facilities and equipment.

   For Comdata, the principal types of costs included in cost of revenue that are recognized as incurred include customer service staff costs, banking fees and telecommunications costs. The principal Comdata cost of revenue that is recognized when the product is delivered is equipment sold to customers. The principal Comdata costs of revenue that are recognized over the period of use include depreciation and amortization of tangible and software assets, and rentals of facilities and equipment. The purchase cost of retail card stock is deferred and recognized in proportion to and over the same period as the related revenue.

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

Receivables Securitization

We maintain a credit facility under which we “sell” Comdata receivables to third parties through a consolidated subsidiary of Comdata. The subsidiary is consolidated since Comdata owns 100% of the equity, the subsidiary’s activities are virtually all on Comdata’s behalf, and the substantive risks and rewards of the assets rest directly with Comdata. Additionally, the subsidiary has a unilateral right to reclaim all of the transferred assets. Therefore, we account for the outstanding advances as secured borrowings under FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and the sold receivables and borrowings remain in our consolidated balance sheet. We further explain our policy and the operation of this facility in Note J.

B. Restatement of Financial Statements

As announced on February 18, 2004, we have corrected our application of SEC Staff Accounting Bulletin No. 101 (“SAB 101”) to arrangements that include the sale of retail cards and related services such as activation, processing and reporting and restated all prior periods subsequent to December 31, 1999. The change in revenue and related cost recognition defers and extends the period over which we recognize revenue and related costs from retail card sales and processing.

     We present our revenue recognition policies in Note A of this report in the section entitled “Revenue Recognition.” Under our previous application of SAB 101, we recognized revenue and related cost from card sales under these arrangements on a straight line basis over a period of 12 months following shipment. We recognized revenue from related transaction processing services when the transaction occurred.

     The following table presents the effect of the correction to our application of SAB 101. The corrections had no effect on operating, investing or financing cash flows.

	For Years Ended December 31,

Consolidated Statements of Operations	2002	2001	2000

Revenue as previously reported	$1,192.7	$1,189.8	$1,181.9
Revenue as restated	$1,191.0	$1,179.0	$1,174.8

Total costs and expenses as previously reported	$1,047.9	$1,105.4	$1,054.1
Total costs and expenses as restated	$1,048.6	$1,099.0	$1,051.6

Earnings before income taxes as previously reported	$144.8	$84.4	$127.8
Earnings before income taxes as restated	$142.4	$80.0	$123.2

Income tax provision as previously reported	$51.1	$34.9	$48.3
Income tax provision as restated	$50.3	$33.1	$46.6

Earnings from continuing operations as previously reported	$93.7	$49.5	$79.5
Earnings from continuing operations as restated	$92.1	$46.9	$76.6

Net earnings as previously reported	$93.7	$54.7	$100.2
Net earnings as restated	$92.1	$52.1	$97.3

Basic earnings per share as previously reported	$0.63	$0.37	$0.69
Basic earnings per share as restated	$0.62	$0.36	$0.67

Diluted earnings per share as previously reported	$0.62	$0.37	$0.68
Diluted earnings per share as restated	$0.61	$0.35	$0.66

	At December 31,

Consolidated Balance Sheets	2002	2001	2000

Other current assets as previously reported	$37.7	$25.0	$25.9
Other current assets as restated	$45.9	$33.9	$28.4

Deferred income tax asset as previously reported	$18.2	$4.3	$—
Deferred income tax asset as restated	$22.5	$7.8	$1.7

Deferred income as previously reported	$29.2	$35.9	$38.5
Deferred income as restated	$48.8	$53.8	$45.6

Retained earnings as previously reported	$407.4	$319.4	$81.8
Retained earnings as restated	$400.3	$313.9	$78.9

(Dollars in millions, except per share data)

C. Income Taxes

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

     Under the terms of the spin-off described in Note D, deferred tax assets related to net operating loss carryforwards, tax credit carryforwards, timing differences and accrued income taxes attributable to the former parent corporation and its subsidiaries remained with the predecessor company, now known as Arbitron Inc. The final amount to be retained by Arbitron Inc. was determined during the third quarter of 2002 by the filing of income tax returns for the old consolidated group for periods ended December 31, 2001 and prior. As a result, we transferred a net additional deferred tax asset of $5.7 to Arbitron Inc. and reduced our deferred income tax asset and retained earnings by an equal amount at that time.

     Based on the projection of future earnings and the reversal of timing differences, we did not consider it necessary to establish a valuation allowance against the deferred tax asset in either 2002 or 2001.

Components of Earnings and Taxes from
Continuing Operations (Restated)

	2002	2001	2000
Earnings Before Income Taxes
U.S.	$110.9	$53.4	$102.8
International	31.5	26.6	20.4

Total	$142.4	$80.0	$123.2

Income Tax Provision
Current
U.S.	$21.6	$0.6	$0.8
State and other	3.0	0.4	2.4
International	12.5	3.2	(0.3)

	37.1	4.2	2.9

Deferred
U.S.	16.1	20.5	33.3
State and other	(0.2)	—	—
International	(2.7)	8.4	10.4

	13.2	28.9	43.7

Total	$50.3	$33.1	$46.6

Effective Rate Reconciliation (Restated)

	2002	2001	2000
U.S. statutory rate	35%	35%	35%

Income tax provision at U.S. statutory rate	$49.9	$28.0	$43.1
State income taxes, net	2.0	(0.1)	1.6
Goodwill	—	8.9	8.5
Other	(1.6)	(3.7)	(6.6)

Income tax provision	$50.3	$33.1	$46.6

Tax Effect of Items That Comprise a Significant Portion of the Net Deferred
Tax Asset and Deferred Tax Liability (Restated)

	December 31,
	2002	2001
Deferred Tax Asset
Employment related accruals	$85.0	$34.9
Restructuring and other accruals	38.4	41.7
Intangibles	(54.3)	—
Other	(18.2)	45.6

Total	50.9	122.2

Deferred Tax Liability
Intangibles	(17.8)	(67.6)
Other	(7.6)	(40.1)

Total	(25.4)	(107.7)

Net Deferred Tax Asset	$25.5	$14.5

Deferred Tax Asset
Current portion	$28.4	$31.7
Noncurrent portion	22.5	7.8

Total	$50.9	$39.5

Deferred Tax Liability
Current portion	$—	$0.2
Noncurrent portion	25.4	24.8

Total	$25.4	$25.0

Net Deferred Tax Asset by Geography
United States	$46.6	$38.4
International	(21.1)	(23.9)

Total	$25.5	$14.5

(Dollars in millions, except per share data)

D. Supplementary Data to Statements of Operations

Unusual Losses (Gains)

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

   HRS recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement further described in Note K. Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligation. This obligation relates to the 1989 sale by our predecessor (Control Data Corporation) of its disk drive operations, which involved remediable environmental sites. The sale agreement provided terms describing how remedial costs related to remediable environmental sites would be shared between the buyer and us as the seller. The terms of the agreement included periodic joint reviews of the obligation by the buyer and us. Our obligations covered only those sites identified prior to the fifth anniversary of the sale. At the time of the sale, we established an accrual for our estimated costs that might occur as a result of this agreement. During the first 10 years following the sale, both parties incurred significant costs, which then began to reduce as these sites entered a water extraction and monitoring stage. During the first quarter of 2002, we participated in a periodic review of the status of this obligation with the environmental officer of the buyer. A site visit was made by our environmental representative at that time, and it was determined that our estimated liability was $4.1 less than previously determined. The excess accrual was then credited back to earnings as a component of other expense (income).

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

     Also in the fourth quarter of 2002, HRS recorded a $7.8 write-down of the carrying values of certain marketable equity and cost-based investments, further described in Note G, recorded a $1.8 loss related to derivatives and wrote off the $0.3 carrying value of an abandoned software product. The investment write-down related primarily to our December 2001 cost-based investment in preferred stock of U.S.I. Holdings Corporation, which was converted to common stock as a result of an initial public offering in October 2002. The $1.8 loss on derivatives represented the amortization of a portion of the $2.6 gain on derivatives recorded in the first quarter of 2001. The remaining $0.8 will be charged to operations during 2003 as the derivatives to which the deferred gain relates expire. We also recorded $0.8 of other unusual costs in HRS for a litigation settlement.

   The 2001 gain on sale of marketable securities of $15.6 related to our sale of HotJobs.com, Ltd. common stock and is further described in Note G. The gain on derivative securities of $2.6 resulted from the application of FAS 133 as amended and interpreted at that date. The second quarter 2001 litigation costs include a settlement of $49.0 and associated costs of $3.4 related to litigation involving Comdata and a provision of $1.3 for litigation costs not allocated to our business segments. The litigation settlement and associated costs at Comdata related to an action brought by Flying J, Inc. The nature and facts and circumstances of this litigation are fully disclosed in Note K to our consolidated financial statements for the year ended December 31, 2000, and the resulting settlement is fully disclosed in Part II, Item 1, “Legal Proceedings”, of our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001. The additional provision of $1.3 for litigation costs not allocated to our business segments related to disputes involving postretirement benefits.

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

(Dollars in millions, except per share data)

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

     The spin-off required that we establish new financing arrangements further described in Note J. Under the terms of agreements related to the spin-off, Arbitron furnished $225.0 from its own borrowings toward the retirement of Ceridian debt outstanding immediately prior to the spin-off. The $225.0 payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.9 at the time of the spin-off, which increased our retained earnings in that amount when the spin-off took place. The filing of 2001 income tax returns during the third quarter of 2002 for the parties involved in the spin-off resulted in the transfer of an additional deferred tax asset to Arbitron Inc., which reduced our deferred tax asset and retained earnings by $5.7.

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

	Years Ended December 31,
	2001	2000
Earnings from Operations
Revenue of Arbitron	$60.2	$206.8
Earnings before income taxes of Arbitron	$9.0	$77.3
Net earnings of Arbitron	$5.2	$47.6
Less net earnings after measurement date of July 18, 2000 applied against loss on disposition	(5.2)	(20.0)

Earnings from discontinued operations of Arbitron	$—	$27.6

Gain (Loss) on Disposition
Spin-off charges (net of income taxes of $11.0)	$—	$(39.4)
2000 earnings after measurement date applied against loss on disposition (net of income taxes of $12.5)	—	20.0
2001 earnings until spin-off date (net of income taxes of $3.8 and $7.5)	5.2	12.5

Gain (loss) on disposition of Arbitron	$5.2	$(6.9)

Discontinued Operations Per Share Results
Earnings from operations per basic share	$—	$0.19
Earnings from operations per diluted share	$—	$0.19
Gain (loss) from disposition per basic share	$0.04	$(0.05)
Gain (loss) from disposition per diluted share	$0.03	$(0.05)
Shares used in basic calculation (in thousands)	146,069	145,229
Shares used in diluted calculation (in thousands)	148,596	146,734

(Dollars in millions, except per share data)

E. Segment Data

We operate in the information services industry principally in the U.S. and provide products and services primarily to the human resource, transportation and retail information markets. Our businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related products, software applications and services. Our technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue. Our HRS and Comdata business segments are distinguished primarily by reference to the markets served and the nature of the services provided. Selected business segment information is provided in an accompanying table.

   HRS offers a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. These activities are conducted primarily in the U.S. and, to a lesser extent, through subsidiaries located in Canada and the United Kingdom.

   Comdata provides transaction processing and decision support services to the transportation industry, including assistance in obtaining regulatory permits and other services, in its markets. Comdata sells stored value cards and provides card-based services primarily to retailers in the form of gift cards and certificates, credits for product returns and retail promotions.

   Further information about our business segments is presented in the section of Note A entitled “Revenue Recognition.”

   The Other reporting element includes the unallocated amounts related to our corporate center operations. The assets of corporate center operations include cash and equivalents as well as deferred income tax and pension-related assets and liabilities.

GEOGRAPHIC SEGMENT DATA (Restated)

	Years Ended December 31,
	2002	2001	2000
U.S. Operations
HRS Revenue
Payroll and tax filing	$447.3	463.5	492.4
Benefits services	124.8	116.5	109.7
LifeWorks	113.9	109.5	102.9

Total	686.0	689.5	705.0
Comdata Revenue
Transportation	250.0	254.3	263.3
Retail Services	62.9	50.9	38.4

Total	312.9	305.2	301.7

Total Revenue	$998.9	$994.7	$1,006.7

Property, plant and equipment at December 31	147.6	147.5	147.0
Non-U.S. Operations
United Kingdom Operations
Revenue	$79.2	$71.4	$63.4
Property, plant and equipment at December 31	4.0	3.4	4.1
Canadian Operations
Revenue	$112.9	112.9	104.7
Property, plant and equipment at December 31	7.1	8.3	8.8

Total Non-U.S. Operations
Revenue	$192.1	$184.3	$168.1
Property, plant and equipment at December 31	11.1	11.7	12.9
Total WorldWide
Revenue	1,191.0	1,179.0	1,174.8
Property, plant and equipment at December 31	149.1	159.3	160.4

     We measure business segment results by reference to earnings before interest and taxes (“EBIT”), adjusted for unusual gains and losses and excluding goodwill amortization in years prior to the adoption of FAS 142 in 2002. Unusual gains and losses during the three-year period ended December 31, 2002 are discussed in Note D. Expenses incurred by corporate center operations are charged or allocated to the business segments except for certain unusual gains and losses, which are reported in the Other segment.

     Revenue from sales between business segments is not material. Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the United Kingdom relate largely to the HRS segment. Geographic data for or at the end of each of the last three years, presented in the table above, is determined by reference to the location of operation.

(Dollars in millions, except per share data)

BUSINESS SEGMENTS (RESTATED)

	Years Ended December 31,
	2002	2001	2000
HRS
Revenue	$878.1	$873.8	$873.1
EBIT before unusual losses and gains and goodwill amortization	$76.7	$78.5	$135.9
Unusual (losses) gains	(26.1)	(3.6)	(37.0)
Goodwill amortization	—	(26.2)	(26.4)

EBIT	$50.6	$48.7	$72.5
Total assets before customer funds	$1,383.4	$1,258.2	$1,229.3
Customer funds	2,440.9	2,170.9	2,980.4

Total assets at December 31	$3,824.3	$3,429.1	$4,209.7
Goodwill	$773.3	$743.8	$772.1
Depreciation and amortization	$62.2	$82.7	$78.1
Expended for property, plant and equipment	$25.2	$34.1	$43.3

Comdata
Revenue	$312.9	$305.2	$301.7
EBIT before unusual losses and gains and goodwill amortization	$105.0	$97.4	$87.3
Unusual (losses) gains	(12.8)	(59.0)	(2.6)
Goodwill amortization	—	(8.9)	(8.0)

EBIT	$92.2	$29.5	$76.7
Total assets at December 31	$570.2	$532.5	$576.8
Goodwill	$117.0	$117.0	$125.8
Depreciation and amortization	$12.8	$21.7	$18.5
Expended for property, plant and equipment	$5.8	$8.9	$7.9

Other
EBIT before unusual losses and gains	$—	$—	$—
Unusual (losses) gains	4.1	14.3	9.1

EBIT	$4.1	$14.3	$9.1
Total assets at December 31	$76.4	$87.8	$250.7
Depreciation and amortization	$0.9	$1.0	$0.6
Expended for property, plant and equipment	$0.1	$0.2	$15.3

Total Ceridian
Revenue	$1,191.0	$1,179.0	$1,174.8
EBIT before unusual losses and gains and goodwill amortization	$181.7	$175.9	$223.2
Unusual (losses) gains	(34.8)	(48.3)	(30.5)
Goodwill amortization	—	(35.1)	(34.4)

EBIT	$146.9	$92.5	$158.3
Interest income (expense), net	(4.5)	(12.5)	(35.1)

Earnings before income taxes	$142.4	$80.0	$123.2
Total assets before customer funds	$2,030.0	$1,878.5	$2,056.8
Customer funds	2,440.9	2,170.9	2,980.4

Total assets at December 31	$4,470.9	$4,049.4	$5,037.2
Goodwill	$890.3	$860.8	$897.9
Depreciation and amortization	$75.9	$105.4	$97.2
Expended for property, plant and equipment	$31.1	$43.2	$66.5

(Dollars in millions, except per share data)

F. CAPITAL ASSETS

	December 31,
	2002	2001
Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment (accumulated depreciation of $196.3 and $172.5)	275.0	264.2
Buildings and improvements (accumulated depreciation of $33.9 and $29.0)	91.9	84.2

Total property, plant and equipment	379.3	360.8
Accumulated depreciation	(230.2)	(201.5)

Property, plant and equipment, net	$149.1	$159.3

Goodwill, net of amortization
At beginning of year	$860.8	$897.9
Acquired (Note F)	28.2	0.5
Translation and other adjustments	1.3	(2.5)
Amortization	—	(35.1)

At end of year	$890.3	$860.8

Tax-deductible goodwill at end of year	$236.3	$219.2

Other Intangible Assets
Customer lists (accumulated amortization of $21.3 and $15.2)	$45.5	$39.2
Trademarks (accumulated amortization of $16.1 and $13.1)	73.2	74.8
Technology (accumulated amortization of $23.4 and $16.9)	51.8	43.4
Non-compete agreements (accumulated amortization of $7.0 and $4.7)	11.8	7.5

Total other intangible assets	182.3	164.9
Accumulated amortization	(67.8)	(49.9)

Other intangible assets, net	$114.5	$115.0

Software and Development Costs
Purchased software (accumulated amortization of $31.0 and $24.5)	$63.8	$51.9
Software development costs (accumulated amortization of $29.2 and $20.1)	109.9	85.6

Total software and development costs	173.7	137.5
Accumulated amortization	(60.2)	(44.6)

Software and development costs, net	$113.5	$92.9

	Years Ended December 31,
Depreciation and Amortization	2002	2001	2000
Depreciation and amortization of property, plant and equipment	$43.3	$42.6	$39.2
Amortization of goodwill	—	35.1	34.5
Amortization of other intangible assets	15.7	15.2	14.4
Amortization of software and development costs	16.9	12.5	9.1

Total	$75.9	$105.4	$97.2

We estimate that amortization of other intangible assets held at December 31, 2002 will be $17.0 for 2003, $16.7 for 2004, $14.5 for 2005, $12.2 for 2006 and $9.6 for 2007.

(Dollars in millions, except per share data)

G. Investing Activity

During 2002, our investment in capital expenditures included $31.1 for property and equipment and $35.0 for software and development costs. The software development costs included $10.0 for SourceWeb, a web-enabled payroll/HR/self-service offering that HRS is rolling out in 2003.

     In March 2002, we acquired all of the outstanding stock of SYLINQ Corporation, a national employee benefits administration outsourcer specializing in automated enrollment and eligibility management (which this report refers to as “SYLINQ”), for $15.6. As a result of the acquisition, we recorded net liabilities of $2.4, $11.6 of goodwill and $6.4 of other intangible assets. SYLINQ’s revenue for its most recent fiscal year was $3.3.

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

     In December 2002, we acquired selected assets of GLS Benefit Services LLC, a benefits administration outsourcing firm (which this report refers to as “Great Lakes Strategies”), for $19.0. Under the purchase agreement, we paid $15.7 to the sellers and placed $3.3 in escrow. Of the total escrow amount, $0.5 would apply to any deficiency below a stated amount in the actual net value of assets acquired. The $2.8 escrow deposit represents an estimate of an additional amount that could be paid to the sellers in February 2004 under a revenue sharing arrangement that applies if revenue earned from the acquired business during 2003 rises above a stated amount. We recorded the escrowed funds as other noncurrent assets. The remaining $15.7 of recorded net assets included $8.8 of goodwill and $4.0 of other intangible assets, subject to further evaluation of the intangibles acquired. Great Lakes Strategies revenue for its previous fiscal year was $10.1.

     During 2002, we also paid $6.8 to acquire certain call center assets and cost-based investments.

     At December 31, 2002, we held the following publicly- or privately-held investments that were accounted for under FAS 115 as “available for sale” for publicly-held securities and on a cost basis for the private holdings.

At December 31, 2002	% Owned	Amount	Holding

Investment
U.S.I. Holdings Corporation	2.3%	$10.8	Public
Ultimate Software Group, Inc.	4.9%	2.9	Public
iSarla, Inc.	19.9%	1.9	Private
SASH Management, LLC	19.9%	0.6	Private
Notes receivable and other		1.3	Private

Total Investments		$17.5

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

H. Retirement Plans

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

Funded Status of Defined Benefit	September 30,
Retirement Plans at Measurement Date	2002	2001
Change in Projected Benefit Obligation During the Period
At beginning of period	$588.8	$587.2
Service cost	3.0	2.7
Interest cost	43.9	44.2
Employee contributions	0.2	0.2
Arbitron spin-off	—	(15.0)
Amendments and currency translation	2.2	—
Actuarial (gain) loss	48.1	17.3
Benefits paid	(46.8)	(47.8)

At end of period	$639.4	$588.8

Change in Fair Value of Plan Assets During the Period
At beginning of period	$485.5	$639.7
Actual return on plan assets	(44.1)	(96.7)
Arbitron spin-off	—	(13.4)
Currency translation	1.6	—
Employee contributions	0.2	0.2
Employer contributions	3.8	3.5
Benefits paid	(46.8)	(47.8)

At end of period	$400.2	$485.5

Funded Status of Plan	$(239.2)	$(103.3)

Unrecognized net loss	358.2	214.4
Unrecognized prior service cost	0.1	2.2

Total	$119.1	$113.3

Balance Sheet Presentation
Intangible pension asset	$0.4	$3.1
Accrued benefit liability	(228.3)	(89.0)
Accumulated other comprehensive income, net of tax	226.2	133.4
Deferred income tax asset	120.8	65.8

Total	$119.1	$113.3

Assumptions Used in Calculations	2002	2001	2000
Discount rate	7.42%	7.43%	7.70%
Rate of compensation increase	4.01%	4.01%	4.02%
Expected return on plan assets	9.43%	9.44%	9.47%

Net Periodic Pension Cost (Credit)	2002	2001	2000
Service cost	$3.0	$2.8	$3.0
Interest cost	43.9	44.3	44.6
Expected return on plan assets	(54.9)	(57.4)	(58.5)
Net amortization and deferral	6.1	4.6	4.8

Total	$(1.9)	$(5.7)	$(6.1)

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

(Dollars in millions, except per share data)

Differences between actual and expected returns are recognized in the net periodic pension calculation over five years. We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop our expected return on plan assets. For 2003, this rate will be 8.75%.

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

Postretirement Benefits

	September 30,
Funded Status of Postretirement Health Care and Life Insurance Plans	2002	2001
Change in Benefit Obligation
At beginning of period	$42.4	$37.6
Service cost	0.1	0.1
Interest cost	3.0	2.7
Participant contributions	1.2	1.3
Arbitron spin-off	—	(0.3)
Actuarial loss (gain)	11.9	7.8
Benefits paid	(4.4)	(6.8)

At end of period	$54.2	$42.4

Change in Plan Assets
At beginning of period	$—	$—
Company contributions	3.2	5.5
Participant contributions	1.2	1.3
Benefits paid	(4.4)	(6.8)

At end of period	$—	$—

Funded Status of Plan
Benefit obligation, net	$54.2	$42.4
Unrecognized actuarial gain (loss)	(6.1)	6.0

At end of period	$48.1	$48.4

Current portion	$6.0	$6.0
Noncurrent portion	42.1	42.4

Total	$48.1	$48.4

Net Periodic Postretirement Benefit Cost	2002	2001	2000
Service cost	$0.1	$0.1	$0.2
Interest cost	3.0	2.7	3.0
Actuarial gain amortization	(0.1)	(0.9)	(0.5)

Net periodic benefit cost	$3.0	$1.9	$2.7

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

(Dollars in millions, except per share data)

I. Stock Plans

					Weighted-
					Average
	Option Price			Available	Exercise Price
Stock Plans	Per Share	Outstanding	Exercisable	for Grant	of Options
At December 31, 1999	$3.09 - $42.64	15,929,406	6,490,210	11,771,029	$22.26

Authorized				333,834
Granted	16.00 - 27.88	1,466,653		(1,466,653)	22.55
Became exercisable	10.53 - 38.97		3,116,997
Exercised	3.09 - 27.41	(762,875)	(762,875)		13.70
Canceled	11.82 - 38.97	(2,990,630)	(672,055)	884,531	24.99
Expired	7.15	(4,000)	(4,000)		7.15
ESPP purchases				(310,379)
UK Plans				(362)
Restricted stock, net				(17,366)

At December 31, 2000	$3.76 - $42.64	13,638,554	8,168,277	11,194,634	$22.18

Granted	18.46 - 22.50	4,814,250		(4,814,250)	18.52
Became exercisable	16.00 - 38.97		896,345
Exercised	3.76 - 21.19	(51,571)	(51,571)		17.51
Canceled	16.00 - 35.63	(274,188)	(83,008)	163,210	23.05
ESPP purchases				(2,313)
Restricted stock, net				(11,444)

At March 30, 2001	$3.76 - $42.64	18,127,045	8,930,043	6,529,837	$21.20

Authorized under new plans				29,075,495
Adjust 2001 option grants		1,612,002		(1,612,002)
Adjust prior option grants		19,925,736	9,608,778	(19,925,736)
Adjust restricted stock				(69,583)

At March 31, 2001, adjusted	$2.79 - $31.66	21,537,738	9,608,778	7,468,174	$15.81

Granted	13.71 - 20.42	530,541		(530,541)	17.55
Became exercisable	14.25 - 27.29		2,338,476
Exercised	2.79 - 18.61	(411,376)	(411,376)		12.94
Canceled	2.87 - 27.29	(1,263,536)	(361,801)	1,263,536	16.40
Expired	2.87	(714)	(714)	714	2.87
ESPP purchases				(167,925)
UK Plans				(28,059)
Restricted stock, net				(48,180)

At December 31, 2001	$3.71 - $31.66	20,392,653	11,173,363	7,957,719	$15.88

Authorized				4,000,000
Granted	13.97 - 22.25	4,978,925		(4,978,925)	18.11
Became exercisable	11.88 - 28.94		4,419,513
Exercised	3.71 - 21.16	(2,122,138)	(2,122,138)		14.34
Canceled	8.96 - 26.68	(2,141,341)	(734,811)	2,141,341	16.73
ESPP purchases				(297,830)
UK Plans				(3,216)
Restricted stock, net				(25,665)

At December 31, 2002	$4.80 - $31.66	21,108,099	12,735,927	8,793,424	$16.43

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

     Stock options awarded under the 2002 ESIP and 2001 LTSIP generally vest annually either over a three-year period or on a specific date if certain

(Dollars in millions, except per share data)

Stock Option Information as of December 31, 2002

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$4.80 - $13.71	5,465,514	2.95	$12.99	2,243,359	$11.97
$13.74 - $14.80	2,926,909	6.43	$14.66	2,700,422	$14.69
$14.81 - $15.78	2,495,311	4.37	$15.34	2,281,341	$15.34
$15.82 - $17.63	1,042,858	5.16	$16.66	860,901	$16.60
$17.68 - $18.11	4,033,587	4.10	$18.09	204,096	$17.99
$18.19 - $20.29	1,701,192	4.76	$18.93	1,307,751	$18.87
$20.35 - $20.35	2,249,126	5.81	$20.35	2,249,126	$20.35
$20.42 - $31.66	1,193,602	5.57	$22.79	888,931	$23.15

	21,108,099			12,735,927

Pro Forma Effect of Fair Value Accounting (Restated)	2002	2001	2000
Net earnings as reported	$92.1	$52.1	$97.3
Pro forma net earnings	$76.5	$33.1	$84.2
Diluted earnings per share as reported	$0.61	$0.35	$0.66
Pro forma diluted earnings per share	$0.51	$0.22	$0.57

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8
Expected volatility	37.5%	38.7%	40.4%
Expected dividend rate	—	—	—
Risk-free interest rate	4.5%	4.0%	5.0%

Weighted Average Fair Values of Grants, Awards and Purchases

	2002		2001		2000
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Stock options	4,978,925	$6.26	6,956,793	$5.39	1,466,653	$7.65
ESPP	297,830	$2.14	167,925	$4.10	310,379	$4.95

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

     We have reserved 725,495 common shares for issuance under “Save-As-You-Earn” stock-based compensation plans for our employees in the United Kingdom (the “UK Plans”).

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

(Dollars in millions, except per share data)

J. Financing

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

     CFC may increase or decrease its use of the securitization facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 1.45% at December 31, 2002), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.125% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.25% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

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

     Senior notes with a face amount of $450.0 were sold in a Rule 144A offering in June 1999. The senior notes had a five-year term with a coupon interest rate of 7.25% per annum payable semiannually beginning December 1, 1999. The senior notes were sold at an original issue discount of $4.4 that, along with $0.8 of issue costs, was amortized to interest expense based on the term of the notes. We applied the net proceeds from the sale of the senior notes, along with cash balances and an

(Dollars in millions, except per share data)

advance of $210.0 on the July 1997 credit facility, to fund the acquisition of ABR Information Services, Inc. in June 1999. During first quarter 2000, Ceridian repurchased on the open market senior notes with a face amount of $20.0.

     In March 2001, at the time of the spin-off, advances of $235.0 from the January 2001 credit facility, the $225.0 Arbitron payment and existing cash balances funded the required early retirement of the $430.0 of senior notes outstanding and payment of the $50.0 balance outstanding under the $250.0 domestic revolving credit facility dated July 1997 at the time of the spin-off. The redemption of senior notes required a payment of $456.5. The establishment of the January 2001 credit facility also resulted in the payment of $1.0 for origination costs that are being amortized over its term. Further information on the spin-off appears under the heading “Discontinued Operations” in Note D.

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

K. Commitments and Contingencies

Interest Rate Contracts

In accordance with our risk management policy, we hedge a substantial portion of our interest rate exposure related to our investment of customer funds, as further described in Note M, viewed within the context of our expectation of the future economic environment. Due to liquidity requirements for these obligations, we hold a large percentage of customer funds in overnight-maturing investments that are subject to interest rate variability. We manage this variability in part by investing a portion of these funds in longer-term instruments and by offsetting the variable rate income with floating rates on our debt obligations. We also utilize derivative securities such as interest rate contracts to manage interest rate risk.

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

(Dollars in millions, except per share data)

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

     At December 31, 2002 and 2001, we had interest rate contracts in effect with an aggregate notional amount of $800.0. The active contracts at the end of 2002 had remaining terms of 5 to 35 months, floor strike levels ranging from 4.50% to 6.07% (averaging 5.05%) and cap strike levels ranging from 4.54% to 7.32% (averaging 5.95%). We report the carrying value of our derivative securities as a noncurrent asset on our balance sheet and any changes in the carrying value of these securities in other comprehensive income in our statement of stockholders’ equity. We recognize derivative gains and losses as cash settlements occur and include these amounts in revenue from HRS operations, along with the investment income hedged by these instruments. The gross unrealized gains from our derivative securities amounted to $75.8 in 2002 and $32.0 in 2001, and realized gains of $26.9 in 2002 and $10.3 in 2001 were included in HRS revenue. The gross unrealized gains result largely from a decline in forward interest rates. Based upon future expected interest rates as determined from LIBOR future prices in effect at the close of business on December 31, 2002, we expect to collect an additional $29.0 during 2003.

Contracts

In March 2001, we entered into an agreement with Ultimate that provides us with a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated payroll/HR/self-service offering to our small business customers. Our initial payment to Ultimate amounted to $10.0, which provided us with a non-exclusive license to use its software product in our product offerings. This payment was partially refundable pending successful transfer of the technology. Amendments to the license agreement in August 2001 and February 2002 eliminated any refundable nature of the initial payment and deemed the technology transfer complete as of February 2002. In February 2002, we additionally agreed to pay Ultimate $0.5 if an upgraded release were to be delivered prior to August 31, 2002, which did occur. The $10.5 is accounted for as purchased software under SOP 98-1 and amortized on a straight-line basis over a seven-year period that began in March 2003 when our SourceWeb software product incorporating this Ultimate software was placed in service.

   Pursuant to the February 2002 amendment, the license agreement also provided for a monthly royalty commencing in January 2003, which is based on the number of our customers’ employees paid by using the software and subject to minimum and maximum amounts. Pursuant to the February 2002 amendment, we made an advance payment of $6.0 to Ultimate at that time representing the minimum royalty commitment for 2003. We remain obligated to future minimum monthly payments of $0.5 per month from January 2004 until January 1, 2006, when the per-employee monthly charge will escalate at a rate of 5% per annum until the end of the noncancellable term in March 2008. We recorded the $6.0 payment as prepaid expense and amortized this amount monthly to cost of revenue on a straight line basis during 2003. Royalty costs under this agreement will be charged monthly to cost of revenue and paid according to the terms of the agreement.

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

(Dollars in millions, except per share data)

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

(Dollars in millions, except per share data)

L. Legal Matters

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

(Dollars in millions, except per share data)

M. Customer Funds

As indicated in the section entitled “Changes in Presentation” of Note A, in 2003 we changed our presentation of benefits services customer deposits in order to include these amounts with our payroll and tax filing customer funds in a combined amount described as “customer funds” on our consolidated balance sheet. The related obligations are similarly reported on a combined basis. The effect of this reclassification on our consolidated balance sheet moved amounts previously reported in “cash and equivalents” and “short-term investments” and into an asset entitled “customer funds.” The related obligations previously reported in “drafts and customer funds payable” moved into a liability entitled “customer funds obligations.” The reclassifications eliminated from our consolidated statements of cash flows the reclassified “cash and equivalents” balances, the effect on operating cash flows of changes in the reclassified “customer funds payable,” and the effect on investing cash flows from any changes in the reclassified “short-term investments.” This reclassification did not affect our consolidated statements of operations.

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

   Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $91.4 in 2002, $103.0 in 2001 and $107.0 in 2000. These amounts include gross realized gains from interest rate contracts as presented in Note K. We further discuss our accounting for this investment income in the section of Note A entitled “Revenue Recognition.”

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

Benefits Services Funds

In connection with our HRS benefits services operations, we receive funds on behalf of our customers for remittance to employees, insurance providers and others. These funds are not held in trust. These funds and the offsetting obligations are included on the balance sheet in customer funds. At December 31, 2002 and 2001, they amounted to $60.4 and $44.5. Investment income earned on these funds constitutes fees under agreements with customers and is included in revenue.

	December 31, 2002		December 31, 2001
Investments of Customer Funds	Cost	Market	Cost	Market
Money market securities and other cash equivalents	$1,612.5	$1,612.5	$1,520.5	$1,520.5
Held-to-maturity investments:
U.S. government and agency securities	197.6	207.0	115.1	118.7
Canadian and provincial government securities	124.7	130.5	87.3	90.2
Corporate debt securities	211.7	217.8	166.2	170.4
Asset-backed securities	212.7	223.0	184.1	194.3
Mortgage-backed and other securities	81.7	84.3	97.7	101.1

Total held-to-maturity investments	828.4	862.6	650.4	674.7

Payroll and tax filing funds	$2,440.9	$2,475.1	$2,170.9	$2,195.2

	December 31, 2002
Investments of Customer Funds by Maturity Date	Cost	Market
Due in one year or less	$1,770.1	$1,775.1
Due in one to three years	258.7	269.0
Due in three to five years	412.1	431.0

Total	$2,440.9	$2,475.1

(Dollars in millions, except per share data)

N. SUPPLEMENTARY QUARTERLY DATA (Unaudited) (Restated)

	2002				2001
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$308.4	$288.6	$291.9	$302.1	$296.5	$279.3	$292.5	$310.7
Costs and Expenses
Cost of revenue	145.7	136.5	139.7	139.2	140.7	137.8	140.8	142.5
Selling, general and administrative	93.7	92.3	97.4	106.0	105.4	95.0	100.4	116.7
Research and development	14.5	15.1	14.4	15.3	13.9	14.0	15.2	15.9
Other expense (income) (1)	14.9	9.7	(0.1)	9.8	—	(1.9)	52.5	(2.4)
Interest income	(0.6)	(0.6)	(0.6)	(0.3)	(0.5)	(2.5)	(1.7)	(1.8)
Interest expense	1.3	1.5	1.9	1.9	2.5	3.5	4.0	9.0

Total costs and expenses	269.5	254.5	252.7	271.9	262.0	245.9	311.2	279.9

Earnings (loss) before income taxes	38.9	34.1	39.2	30.2	34.5	33.4	(18.7)	30.8
Income tax provision (benefit)	13.1	12.3	14.1	10.8	14.2	13.5	(7.2)	12.6

Earnings (loss) from continuing operations	25.8	21.8	25.1	19.4	20.3	19.9	(11.5)	18.2
Discontinued operations (2)	—	—	—	—	—	—	—	5.2

Net earnings (loss)	$25.8	$21.8	$25.1	$19.4	$20.3	$19.9	$(11.5)	$23.4

Earnings (loss) per share (3)
Basic
Continuing operations	$0.17	$0.15	$0.17	$0.13	$0.14	$0.14	$(0.08)	$0.12
Net earnings	$0.17	$0.15	$0.17	$0.13	$0.14	$0.14	$(0.08)	$0.16
Diluted
Continuing operations	$0.17	$0.15	$0.16	$0.13	$0.14	$0.13	$(0.08)	$0.12
Net earnings	$0.17	$0.15	$0.16	$0.13	$0.14	$0.13	$(0.08)	$0.16
Shares used in calculations
(in thousands)
Weighted average shares (basic)	148,467	148,526	148,246	146,875	146,376	146,149	145,950	145,790
Dilutive securities	401	1,407	5,467	4,057	2,903	3,207	—	766
Weighted average shares (diluted)	148,868	149,933	153,713	150,932	149,279	149,356	145,950	146,556

(1)	Includes 2002 unusual losses of $9.8 for the first quarter, $9.8 for the third quarter and $15.2 for the fourth quarter and 2001 unusual losses (gains) of $(2.1) for the first quarter, $52.4 for second quarter, and $(2.0) for the third quarter as described in Note D to the consolidated financial statements.

(2)	For information on discontinued operations, see Note D to the consolidated financial statements.

(3)	For information on the calculation of earnings per share, see Note A to the consolidated financial statements.

(Dollars in millions, except per share data)

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Allowance for Doubtful Accounts Receivable

	Year Ended December 31,
	2002	2001	2000
Balance at beginning of year	$16.2	$17.4	$17.5
Additions charged to costs and expenses	17.0	15.8	14.8
Write-offs and other adjustments (1)	(14.8)	(17.0)	(14.9)

Balance at end of year	$18.4	$16.2	$17.4

(1)	Other adjustments include the effect of acquisitions and dispositions of businesses.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS CERIDIAN CORPORATION:

     Under date of January 22, 2003, except as to Note B, which is as of March 12, 2004, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2002, as contained in Ceridian’s 2002 Annual Report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 15.(a)2.). This financial statement schedule is the responsibility of Ceridian’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

     We refer you to our Proxy Statement for our 2003 Annual Meeting of Stockholders and the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

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

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in Column (a))

Equity compensation plans approved by security holders	17,286,774 (1)	$16.12	7,920,529 (2)
Equity compensation plans not approved by security holders	3,821,325	$18.07	872,895 (3)
Total	17,726,404		8,793,424

(1)	The Ceridian Corporation Deferred Compensation Plan allows executive officers the opportunity to invest in various book accounts, including one that tracks the performance of our common stock (which this section of the report refers to as “Phantom Stock”). Upon distribution, such participants will receive the amounts invested in Phantom Stock in the form of shares of Ceridian common stock. Column (a) includes the number of shares that are currently credited to participants’ Phantom Stock accounts and would be issued as Ceridian common stock upon a complete distribution of all amounts in the Phantom Stock account as of December 31, 2002.

(2)	The following number of shares remained available for issuance under each of our equity compensation plans that have been approved by our stockholders. Grants under these plans may be in the form of any of the listed types of awards:

Plan	Number of Shares	Types of Awards

Amended and Restated 2001 Long-Term Stock Incentive Plan	7,098,460	Stock options, restricted stock, performance units

Amended and Restated 2001 Director Performance Incentive Plan	287,824	Non-statutory stock options, restricted stock

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

In addition, the following plans for employees in the United Kingdom that have been approved by Inland Revenue under a save-as-you-earn” (“SAYE”) plan design and have the following number of shares that remain available for issuance:

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

     For additional information concerning our equity compensation plans, we refer you to Note I, Stock Plans, to our consolidated financial statements. This information may be found in Part II, Item 8 of this report.

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

(a) 1. Financial Statements of Registrant

     We refer you to the “Index of Consolidated Financial Statements” included in Part II, Item 8 of this report.

(a) 2. Financial Statement Schedules of Registrant

     We refer you to the “Index of Financial Statement Schedules” included in Part II, Item 8 of this report.

(a) 3. Exhibits

     The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit	Description

3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

3.02	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

3.03	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

4.01	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K filed by Ceridian on November 6, 2001 (File No. 001-15168)).

10.01	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

Exhibit	Description

10.02	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.03	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.04	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001 (File No. 001-15168)).

10.05	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.3 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.06	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.4 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.07	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.5 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002 (incorporated by reference to Exhibit 10.08 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002 (incorporated by reference to Exhibit 10.09 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002 (incorporated by reference to Exhibit 10.01 to Ceridian’s

Exhibit	Description

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).

10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.12*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.13*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002 (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.14*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002 (incorporated by reference to Exhibit 10.12 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.15*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002 (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.16*	Executive Employment Agreement between Ceridian Corporation and Bruce J. Thew, dated March 24, 2003 (incorporated by reference to Exhibit 10.16 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.18*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.14 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.19*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

Exhibit	Description

10.20*	Ceridian Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.21*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to Ceridian’s Annual Report on Form 10-K or the year ended December 31, 2001 (File No. 001-15168)).

10.22*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.23*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168))

10.24*	Ceridian Corporation 2002 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.25*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the 2002 Employee Stock Incentive Plan) (incorporated by reference to Exhibit 10.21 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.26*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the 2002 Employee Stock Incentive Plan) (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.27*	Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.28*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.29*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

Exhibit	Description

10.30*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.31*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.32*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.33*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.23 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.34*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15168)).

10.35*	Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15168)).

10.36*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.37*	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.27 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.38*	Ceridian Corporation 2001 Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.38 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

Exhibit	Description

10.39*	Ceridian Corporation UK Compensation Share Option Plan (incorporated by reference to Exhibit 10.39 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.40*	Ceridian Corporation Amended Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.40 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.41	Credit Agreement dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/C issuer, Other Lenders thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.42	First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).

10.43	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.44	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A. (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.45	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation (incorporated by reference to Exhibit 10.03 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

21.01	Subsidiaries of Ceridian (incorporated by reference to Exhibit 21.01 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

Exhibit	Description

23.01	Consent of Independent Auditors - KPMG LLP.

24.01	Power of Attorney (incorporated by reference to Exhibit 24.01 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2004.

CERIDIAN CORPORATION

By	/s/ Ronald L. Turner

Ronald L. Turner
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2004.

/s/ Ronald L. Turner	/s/ John R. Eickhoff

Ronald L. Turner	John R. Eickhoff
Chairman, President and Chief Executive	Executive Vice President and Chief
Officer (Principal Executive Officer)	Financial Officer
(Principal Financial Officer)
/s/ Loren D. Gross

Loren D. Gross
Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ William J. Cadogan	/s/ Nicholas D. Chabraja

William J. Cadogan, Director	Nicholas D. Chabraja, Director

/s/ Robert H. Ewald	/s/ Ronald T. LeMay

Robert H. Ewald, Director and Executive	Ronald T. LeMay, Director
Vice President and President, Ceridian
Human Resource Solutions

/s/ George R. Lewis	/s/ Carole J. Uhrich

George R. Lewis, Director	Carole J. Uhrich, Director

/s/ Alan F. White
Alan F. White, Director

CERIDIAN CORPORATION
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

Exhibit Index

Exhibit No.	Description of Exhibit

3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).

3.02*	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).

3.03*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).

4.01*	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.

10.01*	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.02*	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001.

10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.04*	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001.

10.05*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.06*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

Exhibit No.	Description of Exhibit

10.07*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.

10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.

10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002.

10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002.

10.12*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002,

10.13*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.

10.14*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.

10.15*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.

10.16*	Executive Employment Agreement between Ceridian Corporation and Bruce J. Thew, dated March 24, 2003.

10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.

10.18*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).

10.19*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).

10.20*	Ceridian Corporation Employee Stock Purchase Plan.

10.21*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.

Exhibit No.	Description of Exhibit

10.22*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).

10.23*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).

10.24*	Ceridian Corporation 2002 Employee Stock Incentive Plan.

10.25*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the 2002 Employee Stock Incentive Plan).

10.26*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the 2002 Employee Stock Incentive Plan).

10.27*	Ceridian Corporation Benefit Equalization Plan, as amended.

10.28*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.

10.29*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.

10.30*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.

10.31*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.

10.32*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.

10.33*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.

10.34*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.

10.35*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).

10.36*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.

10.37*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.

10.38*	Ceridian Corporation 2001 Savings-Related Share Option Plan.

Exhibit No.	Description of Exhibit

10.39*	Ceridian Corporation UK Compensation Share Option Plan.

10.40*	Ceridian Corporation Amended Savings-Related Share Option Plan.

10.41*	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/C issuer, Other Lenders thereto.

10.42*	First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders.

10.43*	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.

10.44*	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A.

10.45*	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.

21.01*	Subsidiaries of Ceridian.

23.01	Consent of Independent Auditors - KPMG LLP.

24.01*	Power of Attorney.

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference