Form 10-Q/A
period 2003-03-31
CERIDIAN CORP /DE/
filed 2004-03-15
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [ ]

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2003, was 148,099,691.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 3 of Part I and Item 6 of Part II of our Quarterly Report on Form 10-Q previously filed for the quarterly period ended March 31, 2003. This Form 10-Q/A is filed in connection with our restated financial statements as of and for the periods ended March 31, 2003 as a result of changes in revenue recognition at our Stored Value Systems unit. Stored Value Systems is a wholly owned subsidiary of our Comdata subsidiary that provides stored value cards and related processing principally to the retail industry. Financial statement information and related disclosures included in this Form 10-Q/A reflect, where appropriate, changes as a result of the restated financial statements and certain other changes that were responsive to comments received from the Division of Corporation Finance of the Securities and Exchange Commission. Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02. All other information contained in this Form 10-Q/A is as of the date of the original filing.

     We are filing an Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2002 and an Amendment No. 1 to quarterly reports on Form 10-Q for each of the second and third quarters of 2003 concurrently with the filing of this Form 10-Q/A. We have not amended and do not intend to amend our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for the periods affected by the restated financial statements for periods ending on or prior to December 31, 2002. For this reason, the consolidated financial statements, auditors’ reports and related financial information contained in such reports for the affected periods should no longer be relied upon.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

INDEX

Pages
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations (Restated) for the three month periods ended March 31, 2003 and 2002	4
Consolidated Balance Sheets (Restated) as of March 31, 2003 and December 31, 2002	5
Consolidated Statements of Cash Flows (Restated) for the three month periods ended March 31, 2003 and 2002	6
Notes to Consolidated Financial Statements (Restated)	7

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

FORM 10-Q/A
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)	Ceridian Corporation
(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

	For Periods Ended
	March 31,
	Three Months
	2003	2002
Revenue	$314.1	$302.1
Costs and Expenses
Cost of revenue	142.4	139.2
Selling, general and administrative	111.6	106.0
Research and development	16.3	15.3
Other expense (income)	(0.4)	9.8
Interest income	(0.5)	(0.3)
Interest expense	1.2	1.9

Total costs and expenses	270.6	271.9

Earnings before income taxes	43.5	30.2
Income tax provision	15.4	10.8

Net earnings	$28.1	$19.4

Earnings per share
Basic	$0.19	$0.13
Diluted	$0.19	$0.13
Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,451	146,875
Dilutive securities	434	4,057

Weighted average shares (diluted)	148,885	150,932

Antidilutive shares excluded (in 000’s)	18,567	4,401

See notes to consolidated financial statements.

FORM 10-Q/A
CONSOLIDATED BALANCE SHEETS (Unaudited) (Restated)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	March 31,	December 31,
	2003	2002
Assets
Cash and equivalents	$108.8	$134.3
Trade receivables, less allowance of $20.2 and $18.4	445.4	393.1
Other receivables	29.1	27.5
Current portion of deferred income taxes	28.4	28.4
Other current assets	52.1	45.9

Total current assets	663.8	629.2
Property, plant and equipment, net	144.6	149.1
Goodwill	894.9	890.3
Other intangible assets, net	110.9	114.5
Software and development costs, net	113.3	113.5
Prepaid pension cost	11.7	11.7
Deferred income taxes, less current portion	22.3	22.5
Investments	21.8	17.5
Derivative securities	70.3	71.4
Other noncurrent assets	8.5	10.3

Total assets before customer funds	2,062.1	2,030.0
Customer funds	2,906.2	2,440.9

Total assets	$4,968.3	$4,470.9

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$2.2	$2.0
Accounts payable	33.0	35.3
Drafts and settlements payable	144.7	120.8
Customer advances	14.8	13.2
Deferred income	50.0	48.8
Accrued taxes	63.6	61.1
Employee compensation and benefits	41.7	55.9
Other accrued expenses	39.6	42.8

Total current liabilities	389.6	379.9
Long-term obligations, less current portion	190.0	191.5
Deferred income taxes	28.0	25.4
Employee benefit plans	276.2	278.3
Other noncurrent liabilities	32.9	35.2

Total liabilities before customer funds obligations	916.7	910.3
Customer funds obligations	2,906.2	2,440.9

Total liabilities	3,822.9	3,351.2
Stockholders’ equity	1,145.4	1,119.7

Total liabilities and stockholders’ equity	$4,968.3	$4,470.9

See notes to consolidated financial statements.

FORM 10-Q/A	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)	and Subsidiaries
(Unaudited)
(Dollars in millions)

	For Periods Ended March 31,
	Three Months
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$28.1	$19.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	2.7	(0.9)
Depreciation and amortization	20.6	17.7
Asset write-downs	—	4.9
Reduction of environmental accrual	—	(4.1)
Contribution to retirement plan trust	(4.1)	—
Provision for doubtful accounts	3.8	4.1
Other	2.4	(2.6)
Decrease (Increase) in trade and other receivables	(59.4)	(67.7)
Increase (Decrease) in accounts payable	(2.5)	6.3
Increase (Decrease) in drafts and settlements payable	23.8	34.1
Increase (Decrease) in employee compensation and benefits	(14.5)	(15.8)
Increase (Decrease) in accrued taxes	2.7	11.0
Increase (Decrease) in other current assets and liabilities	(7.1)	1.3

Net cash provided by (used for) operating activities	(3.5)	7.7

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(6.2)	(6.5)
Expended for software and development costs	(5.5)	(10.0)
Expended for investments in and advances to businesses, less cash acquired	(3.1)	(15.5)
Proceeds from sales of businesses and assets	0.5	—

Net cash provided by (used for) investing activities	(14.3)	(32.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	—	(14.3)
Repurchase of common stock	(9.1)	—
Exercise of stock options and other	1.4	13.1

Net cash provided by (used for) financing activities	(7.7)	(1.2)

NET CASH PROVIDED (USED)	(25.5)	(25.5)
Cash and equivalents at beginning of period	134.3	116.2

Cash and equivalents at end of period	$108.8	$90.7

See notes to consolidated financial statements.

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY (Restated)

	March 31,	December 31,
	2003	2002
Common Stock
Par value - $.01
Shares authorized – 500,000,000
Shares issued – 148,821,096 and 148,657,541	$1.5	$1.5
Shares outstanding – 148,158,668 and 148,540,540
Additional paid-in capital	906.3	906.3
Retained earnings	428.4	400.3
Treasury stock, at cost (662,428 and 117,001 common shares)	(8.9)	(1.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	45.3	45.9
Unrealized gain on marketable securities	0.3	1.0
Cumulative translation adjustment	(1.3)	(7.5)
Pension liability adjustment	(226.2)	(226.2)

Total stockholders’ equity	$1,145.4	$1,119.7

COMPREHENSIVE INCOME (LOSS) (Restated)

	For Periods Ended March 31,
	Three Months
	2003	2002
Net earnings	$28.1	$19.4

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	6.2	(3.4)
Change in unrealized gain from derivative securities	6.4	(5.8)
Change in unrealized gain from marketable securities	(1.1)	0.5
Change in pension liability	—	—
Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(7.3)	(6.5)

Other comprehensive income (loss) before income taxes	4.2	(15.2)
Income tax effect	0.7	4.1

Other comprehensive income (loss) after income taxes	4.9	(11.1)

Comprehensive income	$33.0	$8.3

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

RESTATEMENT OF FINANCIAL STATEMENTS

As announced on February 18, 2004 and as described in a note to our amended Annual Report on Form 10-K/A for the year ended December 31, 2002, we have corrected our application of SEC Staff Accounting Bulletin No. 101 (“SAB 101”) to arrangements that include the sale of retail cards and related services such as activation, processing and reporting and restated all periods subsequent to December 31, 1999. The change in revenue and related cost recognition defers and extends the period over which we recognize revenue and related costs from retail card sales and processing. We present our revised policy in Part II, Item 8 of our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 in Note A, Accounting Policies,” to the consolidated financial statements in the section entitled “Revenue Recognition” under the heading “Retail Services.”

The cumulative effect of this restatement reduced retained earnings by $5.7 at March 31, 2003 and $7.1 at December 31, 2002. The corrections had no effect on operating, investing or financing cash flows.

	For Periods Ended
	March 31,
	Three Months
	2003	2002
Revenue as previously reported	$314.6	$301.8
Revenue as restated	$314.1	$302.1
Total costs and expenses as previously reported	$273.2	$272.8
Total costs and expenses as restated	$270.6	$271.9
Earnings before income taxes as previously reported	$41.4	$29.0
Earnings before income taxes as restated	$43.5	$30.2
Income tax provision as previously reported	$14.7	$10.4
Income tax provision as restated	$15.4	$10.8
Net earnings as previously reported	$26.7	$18.6
Net earnings as restated	$28.1	$19.4
Basic earnings per share as previously reported	$0.18	$0.13
Basic earnings per share as restated	$0.19	$0.13
Diluted earnings per share as previously reported	$0.18	$0.12
Diluted earnings per share as restated	$0.19	$0.13

	At March 31, 2003	At December 31, 2002

Other current assets as previously reported	$41.8	$38.2
Other current assets as restated	$52.1	$45.9
Deferred income tax asset as previously reported	$18.7	$18.2
Deferred income tax asset as restated	$22.3	$22.5
Deferred income as previously reported	$29.9	$29.2
Deferred income as restated	$50.0	$48.8
Retained earning as previously reported	$434.1	$407.4
Retained earnings as restated	$428.4	$400.3

CHANGES IN PRESENTATION

Comdata’s provision for doubtful accounts has been reclassified from cost of revenue to general expense to be consistent with the classification of such provisions by our other businesses. Amounts for prior periods have been reclassified to conform to the current presentation. Also see the accompanying note to the consolidated financial statements entitled “Customer Funds” regarding a reclassification of funds held by benefits services.

FORM 10-Q/A
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

Pro Forma Effect of Fair Value Accounting (Restated)

	For Periods Ended
	March 31,
	2003	2002
Net earnings as reported	$28.1	$19.4
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.8)	(4.1)

Pro forma net earnings	$24.3	$15.3
Diluted earnings per share as reported	$0.19	$0.13
Pro forma diluted earnings per share	$0.16	$0.10
Weighted-Average Assumptions
Expected lives in years	4-8	4-8
Expected volatility	43.6%	37.1%
Expected dividend rate	—	—
Risk-free interest rate	2.3%	4.7%

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

FORM 10-Q/A
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

FORM 10-Q/A
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

FORM 10-Q/A
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

FORM 10-Q/A
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

FORM 10-Q/A
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

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Invested income from invested customer funds included in revenue amount to $23.8 and $23.7 for the quarterly periods ended March 31, 2003 and 2002.

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

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	March 31,	December 31,
	2003	2002
Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	270.9	275.0
Buildings and improvements	94.6	91.9

Total property, plant and equipment	377.9	379.3
Accumulated depreciation	(233.3)	(230.2)

Property, plant and equipment, net	$144.6	$149.1

Goodwill
At beginning of year (HRS $773.3 and $743.8, Comdata $117.0 and $117.0)	$890.3	$860.8
Acquired (HRS $1.1 and $28.2)	1.1	28.2
Translation and other adjustments (HRS $3.5 and $1.3)	3.5	1.3

At end of year (HRS $777.9 and $773.3, Comdata $117.0 and $117.0)	$894.9	$890.3

Other Intangible Assets
Customer lists (accumulated amortization of $22.6 and $21.3)	$46.2	$45.5
Trademarks (accumulated amortization of $17.2 and $16.1)	73.5	73.2
Technology (accumulated amortization of $25.1 and $23.4)	50.7	51.8
Non-compete agreements (accumulated amortization of $7.6 and $7.0)	13.0	11.8

Total other intangible assets	183.4	182.3
Accumulated amortization	(72.5)	(67.8)

Other intangible assets, net	$110.9	$114.5

Software and Development Costs
Purchased software	$67.8	$63.8
Other software development cost	111.4	109.9

	179.2	173.7
Accumulated amortization	(65.9)	(60.2)

Software and development costs, net	$113.3	$113.5

	For Periods Ended March 31,
	Three Months
Depreciation and Amortization	2003	2002
Depreciation and amortization of property, plant and equipment	$10.8	$10.3
Amortization of other intangible assets	4.1	3.7
Amortization of software and development costs	5.7	3.7

Total	$20.6	$17.7

Amortization for other intangible assets held at March 31, 2003 is estimated to be $16.2 for 2003, $15.8 for 2004, $13.8 for 2005, $11.1 for 2006 and $7.8 for 2007.

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA (Restated)

	For Periods Ended
	March 31,
	Three Months
	2003	2002
HRS
Revenue	$235.6	$226.7
EBIT before unusual losses and gains	$20.1	$19.5
Unusual (losses) gains	—	(12.4)

EBIT	$20.1	$7.1
Total assets at March 31, 2003 and December 31, 2002 before customer funds	$1,378.8	$1,383.4
Customer funds	2,906.2	2,440.9

Total assets at March 31, 2003 and December 31, 2002	$4,285.0	$3,824.3
Comdata
Revenue	$78.5	$75.4
EBIT before unusual losses and gains	$24.1	$22.1
Unusual (losses) gains	—	(1.5)

EBIT	$24.1	$20.6
Total assets at March 31, 2003 and December 31, 2002	$603.7	$570.2
Other
Revenue	$—	$—
EBIT before unusual losses and gains	$—	$—
Unusual (losses) gains	—	4.1

EBIT	$—	$4.1
Total assets at March 31, 2003 and December 31, 2002	$79.6	$76.4
Total Ceridian
Revenue	$314.1	$302.1
EBIT before unusual losses and gains	$44.2	$41.6
Unusual (losses) gains	—	(9.8)

EBIT	$44.2	$31.8
Interest income (expenses), net	(0.7)	(1.6)

Earnings before income taxes	$43.5	$30.2
Total assets at March 31, 2003 and December 31, 2002 before customer funds	$2,062.1	$2,030.0
Customer funds	2,906.2	2,440.9

Total assets at March 31, 2003 and December 31, 2002	$4,968.3	$4,470.9

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A and discussed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002, which factors are also incorporated herein by reference. Such important factors include:

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

RESULTS OF OPERATIONS

Consolidated Results - Overview

Our net earnings for the first quarter of 2003 amounted to $28.1 million, or 19¢ per diluted share, compared to net earnings of $19.4 million, or 13¢ per diluted share, in the same quarter of 2002. Our revenue for the first quarter of 2003 amounted to $314.1 million compared to $302.1 million in the same quarter of 2002. Net earnings for the first quarter of 2002 included net unusual losses before income taxes of $9.8 million that are further described later in this discussion under the heading “Unusual Items.”

In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development costs

•	“EBIT” represents earnings before interest and taxes

•	“HRS” relates to our human resource solutions division and subsidiaries

•	“Comdata” relates to the consolidated results of our transportation and stored value card subsidiary, Comdata Network, Inc., and its subsidiaries

•	“Other” relates to the results of our corporate center operations that were not allocated to these two business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

Statements of Operations First Quarter Comparisons (Restated)

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue	$314.1	$302.1	12.0	4.0	100.0	100.0
Cost of revenue	142.4	139.2	3.2	2.4	45.4	46.1
SG&A expense	111.6	106.0	5.6	5.2	35.5	35.1
R&D expense	16.3	15.3	1.0	6.3	5.2	5.1
Other expense (income)	(0.4)	9.8	(10.2)	NM	(0.1)	3.2
Interest income	(0.5)	(0.3)	(0.2)	31.1	(0.1)	(0.1)
Interest expense	1.2	1.9	(0.7)	(37.8)	0.4	0.6

Total costs and expenses	270.6	271.9	(1.3)	(0.5)	86.1	90.0

Earnings before income taxes	43.5	30.2	13.3	44.2	13.9	10.0
Income taxes	15.4	10.8	4.6	42.2	4.9	3.6
Earnings from continuing operations	$28.1	$19.4	8.7	45.3	9.0	6.4
Diluted EPS from continuing operations	$0.19	$0.13	0.06	46.2

Our consolidated revenue increased by $12.0 million in the quarterly comparison with $8.9 million of the increase coming from HRS and $3.1 million coming from Comdata.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

The following factors had the most significant impacts on our HRS revenue performance:

•	More revenue from the sale of add-on services to our payroll services customers

•	Contributions of businesses acquired during 2002

•	Benefits from the effect of currency fluctuations on our international revenue

•	Lower employment levels of our customers

•	Lower yields on our investments of customer funds

The following factors had the most significant impacts on our Comdata revenue performance:

•	Higher fuel prices

•	Higher levels of retail card revenue and processing

•	Lower revenue from the sale of point-of-sale terminal equipment

•	Lower revenue from permitting services

•	Higher transaction volume in over-the-road transactions

Further details are provided in the following section entitled “Business Segment Results.”

Our total costs and expenses decreased by $1.3 million in the quarterly comparison. HRS costs and expenses, excluding unallocated net interest expense, decreased by $4.1 million and Comdata costs and expenses, excluding unallocated net interest expense, decreased by $0.4 million. Also, first quarter 2002 costs and expenses included the benefit of a $4.1 million reduction of environmental accruals not allocated to our business segments. The principal factors affecting the comparison of total costs and expenses included:

•	Net unusual losses in other expense (income) of $9.8 million in the first quarter of 2002

•	Additional pension expense of $4.1 million

•	Additional costs of approximately $5.0 million related to the introduction of SourceWeb

•	Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•	Additional costs related to higher retail card sales and processing revenue

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

Business Segment Results

Segment First Quarter Comparisons (Restated) (Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue
HRS	$235.6	$226.7	8.9	3.9	75.0	75.0
Comdata	78.5	75.4	3.1	4.1	25.0	25.0

Total	$314.1	$302.1	12.0	4.0	100.0	100.0

EBIT*
HRS	$20.1	$7.1	13.0	185.2	8.6	3.1
Comdata	24.1	20.6	3.5	17.1	30.7	27.3
Other	0.0	4.1	(4.1)	NM	NM	NM

Total	$44.2	$31.8	12.4	39.3	14.1	10.5

* We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

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

Comdata

Comdata revenue grew by $3.1 million as higher fuel prices added $2.6 million to the quarterly comparison. Revenue from retail card sales and processing increased by $2.4 million in the quarterly comparison. Revenue from sales of point-of-sale terminal equipment decreased by $1.5 million as customers continued to restrain their capital spending. Permitting services declined by $1.1 million compared to the first quarter of 2002 as the market for permitting services continued to contract. The remainder of the increase in the quarterly comparison of revenue related primarily to a 3.5% increase in transportation card transaction volume.

Comdata’s costs and expenses decreased by $0.4 million in the quarterly comparison. The lower level of revenue from point-of-sale terminal equipment and permitting services accounted for a cost of revenue decrease of $1.3 million. This reduction in cost of revenue was offset by a $1.1 million increase in cost of revenue related to the higher level of retail cash card sales and processing revenue. Comdata absorbed $0.8 million of our additional 2003 pension cost in general and administrative expense. In the first quarter of 2002, Comdata recorded exit costs related to facility consolidation of $1.5 million with no comparable item in the current quarter. The 2002 exit costs are described later in this discussion under the heading “Unusual Items.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Three Months Ended March 31,
	2003	2002	Change
Operating activities	$(3.5)	$7.7	$(11.2)
Investing activities	(14.3)	(32.0)	17.7
Financing activities	(7.7)	(1.2)	(6.5)
Net cash flows provided (used)	$(25.5)	$(25.5)	$—
Cash and equivalents at 3/31/03 and 12/31/02	$108.8	$134.3	$(25.5)

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Restated)

(Dollars in millions)

	Three Months Ended March 31,
	2003	2002	Change
Earnings from continuing operations	$28.1	$19.4	$8.7
Provision for deferred income taxes	2.7	(0.9)	3.6
Depreciation and amortization	20.6	17.7	2.9
Asset write-downs	—	4.9	(4.9)
Other reconciling items	2.1	(2.6)	4.7
From continuing operations earnings	53.5	38.5	15.0
From continuing operations working capital activities	(57.0)	(30.8)	(26.2)
Cash flows provided by operating activities	$(3.5)	$7.7	$(11.2)

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

Our cash and equivalents decreased by $25.5 million to $108.8 million during the first quarter of 2003 as we used cash balances to fund restrained investing activities and repurchases of our common stock. Our net operating cash outflow amounted to $3.5 million for the first quarter of 2003 as cash outflows associated with an investment in net working capital of $57.0 million exceeded operating cash inflows from earnings activities of $53.5 million. The net operating cash inflow of $7.7 million for the first quarter of 2002 represented the excess of cash inflows from earnings activities of $38.5 million over cash outflows associated with net working capital investments of $30.8 million.

We discussed the factors that led to the $15.0 million increase in operating cash inflows from earnings activities in the previous section of this discussion called “Results of Operations.” The change in the quarterly comparison of the operating cash flows related to working capital activities is largely driven by a $25.9 million swing in the net balances of Comdata transportation receivables and the related liability for drafts and settlements payable at the beginning and end of the reporting period. The principal factors that influenced this working capital result were as follows:

•	Comdata receivables are low at the end of each calendar year since transportation transactions drop off dramatically around the holiday period. This results in higher net working capital cash inflows during the fourth quarter than other quarters as collections of receivables outpace the addition of new balances. During the first quarter of the following year, transaction volumes return to a more normal level. The corresponding increase in receivables generates a rise in working capital levels, which has a negative effect on cash flows for the first quarter of the year. For the first quarter of 2003, this effect resulted in a $33.4 million increase in Comdata receivables. The cash flows for drafts and settlements payable run counter to the receivables but in lesser amounts, which reduced the net working capital cash outflow from these factors to a net amount of $10.8 million in the first quarter of 2003.

•	Because Comdata receivables include amounts of purchases financed by transportation card transactions as well as transaction fees, changing fuel prices impact the working capital cash flows associated with these receivable and the related payables. Since average fuel prices increased in the first quarter of 2003, this pricing effect increased working capital cash outflows by $9.1 million including consideration of an offsetting effect in drafts and settlements payable.

•	Comdata working capital cash flows are impacted by a calendar effect that is related to the day of the week on which the reporting period begins and ends. Comdata’s over-the-road receivables turn over about every 6 days and drafts and settlements are cleared even more frequently. On occasion, banking services are not available on a period-closing date. This may result in temporary fluctuations in cash balances for reporting purposes. This calendar factor gave rise to approximately $6.0 million in additional net working capital outflows during the first quarter of 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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

We also expect to opportunistically repurchase a modest number of our outstanding common shares in the open market during 2003. As of March 31, 2003, we may repurchase up to 11,531,200 shares of our common stock under an existing authorization from our board of directors.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2003

Critical Accounting Policies

We consider our critical accounting policies to be revenue recognition and recoverability of software and development costs. These policies were discussed in the section with this title in Part II, Item 7 of our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

For additional information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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
FORM 10-Q/A
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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the period ended March 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: March 15, 2004	/s/ L. D. Gross

L. D. Gross
Vice President and Corporate Controller
(Principal Accounting Officer)