Form 10-Q/A
period 2003-06-30
CERIDIAN CORP /DE/
filed 2004-03-15
CIK 1124887

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 3 of Part I and Item 6 of Part II of our Quarterly Report on Form 10-Q previously filed for the quarterly period ended June 30, 2003. This Form 10-Q/A is filed in connection with our restated financial statements as of and for the periods ended June 30, 2003 as a result of changes in revenue recognition at our Stored Value Systems unit. Stored Value Systems is a wholly owned subsidiary of our Comdata subsidiary that provides stored value cards and related processing principally to the retail industry. Financial statement information and related disclosures included in this Form 10-Q/A reflect, where appropriate, changes as a result of the restated financial statements and certain other changes that were responsive to comments received from the Division of Corporation Finance of the Securities and Exchange Commission. Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02. All other information contained in this Form 10-Q/A is as of the date of the original filing.

     We are filing an Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2002 and an Amendment No. 1 to quarterly reports on Form 10-Q for each of the first and third quarters of 2003 concurrently with the filing of this Form 10-Q/A. We have not amended and do not intend to amend our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for the periods affected by the restated financial statements for periods ending on or prior to December 31, 2002. For this reason, the consolidated financial statements, auditors’ reports and related financial information contained in such reports for the affected periods should no longer be relied upon.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

INDEX

Pages

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations (Restated) for the three and six month periods ended June 30, 2003 and 2002	4
Consolidated Balance Sheets (Restated) as of June 30, 2003 and December 31, 2002	5
Consolidated Statements of Cash Flows (Restated) for the six month periods ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements (Restated)	7

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

FORM 10-Q/A
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)	Ceridian Corporation
(Unaudited)	and Subsidiaries

		For Periods Ended June 30,
	Three Months		Six Months
(Dollars in millions, except per share data)	2003	2002	2003	2002

Revenue	$299.5	$291.9	$613.6	$594.0
Costs and Expenses
Cost of revenue	143.8	139.7	286.2	278.9
Selling, general and administrative	97.6	97.4	209.2	203.4
Research and development	16.8	14.4	33.1	29.7
Other expense (income)	0.2	(0.1)	(0.2)	9.7
Interest income	(0.5)	(0.6)	(1.0)	(0.9)
Interest expense	1.2	1.9	2.4	3.8

Total costs and expenses	259.1	252.7	529.7	524.6

Earnings before income taxes	40.4	39.2	83.9	69.4
Income tax provision	14.4	14.1	29.8	24.9

Net earnings	$26.0	$25.1	$54.1	$44.5

Earnings per share
Basic	$0.18	$0.17	$0.37	$0.30
Diluted	$0.17	$0.16	$0.36	$0.29
Shares used in calculations (in 000’s)
Weighted average shares (basic)	147,970	148,246	148,210	147,560
Dilutive securities	1,367	5,467	807	4,697

Weighted average shares (diluted)	149,337	153,713	149,017	152,257

Antidilutive shares excluded (in 000’s)	10,777	881	11,631	1,213

See notes to consolidated financial statements.

FORM 10-Q/A CONSOLIDATED BALANCE SHEETS (Unaudited) (Restated)	Ceridian Corporation
and Subsidiaries

	June 30,	December 31,
(Dollars in millions)	2003	2002

Assets
Cash and equivalents	$160.6	$134.3
Trade receivables, less allowance of $18.0 and $18.4	434.0	393.1
Other receivables	29.5	27.5
Current portion of deferred income taxes	29.9	28.4
Other current assets	48.0	45.9

Total current assets	702.0	629.2
Property, plant and equipment, net	153.1	149.1
Goodwill	897.7	890.3
Other intangible assets, net	110.2	114.5
Software and development costs, net	123.2	113.5
Prepaid pension cost	12.3	11.7
Deferred income taxes, less current portion	18.7	22.5
Investments	24.8	17.5
Derivative securities	75.6	71.4
Other noncurrent assets	8.9	10.3

Total assets before customer funds	2,126.5	2,030.0
Customer funds	2,363.9	2,440.9

Total assets	$4,490.4	$4,470.9

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$6.9	$2.0
Accounts payable	36.4	35.3
Drafts and settlements payable	158.3	120.8
Customer advances	15.0	13.2
Deferred income	46.6	48.8
Accrued taxes	59.5	61.1
Employee compensation and benefits	47.8	55.9
Other accrued expenses	39.7	42.8

Total current liabilities	410.2	379.9
Long-term obligations, less current portion	208.4	191.5
Deferred income taxes	26.8	25.4
Employee benefit plans	265.3	278.3
Other noncurrent liabilities	33.2	35.2

Total liabilities before customer funds obligations	943.9	910.3
Customer funds obligations	2,363.9	2,440.9

Total liabilities	3,307.8	3,351.2
Stockholders’ equity	1,182.6	1,119.7

Total liabilities and stockholders’ equity	$4,490.4	$4,470.9

See notes to consolidated financial statements.

FORM 10-Q/A CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)	Ceridian Corporation
and Subsidiaries

	For Periods Ended June 30,
(Unaudited)	Six Months
(Dollars in millions)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$54.1	$44.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	(1.7)	(0.5)
Depreciation and amortization	42.0	36.0
Asset write-downs	—	4.9
Reduction of environmental accrual	—	(4.1)
Contributions to retirement plan trusts	(16.9)	(3.3)
Provision for doubtful accounts	6.2	7.8
Other	2.9	(2.8)
Decrease (Increase) in trade and other receivables	(49.6)	(96.6)
Increase (Decrease) in accounts payable	0.6	6.1
Increase (Decrease) in drafts and settlements payable	37.4	66.9
Increase (Decrease) in employee compensation and benefits	(8.9)	(9.2)
Increase (Decrease) in accrued taxes	0.3	6.3
Increase (Decrease) in other current assets and liabilities	(5.5)	(7.2)

Net cash provided by operating activities	60.9	48.8

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(12.3)	(13.7)
Expended for software and development costs	(22.5)	(17.4)
Expended for investments in and advances to businesses, less cash acquired	(3.1)	(25.1)
Proceeds from sales of businesses and assets	11.5	0.1

Net cash provided by (used for) investing activities	(26.4)	(56.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	0.8	(35.0)
Repurchase of common stock	(19.0)	—
Exercise of stock options and other	6.8	31.3

Net cash provided by (used for) financing activities	(11.4)	(3.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.2	—

NET CASH PROVIDED (USED)	26.3	(11.0)
Cash and equivalents at beginning of period	134.3	116.2

Cash and equivalents at end of period	$160.6	$105.2

See notes to consolidated financial statements.

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY (Restated)

	June 30,	December 31,
	2003	2002

Common Stock
Par value - $.01
Shares authorized – 500,000,000
Shares issued – 148,821,096 and 148,657,541	$1.5	$1.5
Shares outstanding – 147,991,431 and 148,540,540
Additional paid-in capital	906.1	906.3
Retained earnings	454.4	400.3
Treasury stock, at cost (829,665 and 117,001 common shares)	(12.2)	(1.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	49.0	45.9
Unrealized gain on marketable securities	2.1	1.0
Cumulative translation adjustment	7.9	(7.5)
Pension liability adjustment	(226.2)	(226.2)

Total stockholders’ equity	$1,182.6	$1,119.7

COMPREHENSIVE INCOME (LOSS) (Restated)

	For Periods Ended June 30,
	Three Months		Six Months
	2003	2002	2003	2002

Net earnings	$26.0	$25.1	$54.1	$44.5

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	9.2	2.7	15.4	(0.7)
Change in unrealized gain from derivative securities	10.8	31.2	17.2	25.4
Change in unrealized gain from marketable securities	3.0	(1.0)	1.9	(0.5)
Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(5.2)	(6.5)	(12.5)	(13.0)

Other comprehensive income before income taxes	17.8	26.4	22.0	11.2
Income tax effect	(3.1)	(8.2)	(2.4)	(4.1)

Other comprehensive income after income taxes	14.7	18.2	19.6	7.1

Comprehensive income	$40.7	$43.3	$73.7	$51.6

FORM 10-Q/A
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

The cumulative effect of this restatement reduced retained earnings net of tax by $5.1 at June 30, 2003 and $7.1 at December 31, 2002. The corrections had no effect on operating, investing or financing cash flows.

	For Periods Ended June 30,
	Three Months		Six Months
	2003	2002	2003	2002

Revenue as previously reported	$297.8	$287.8	$612.4	$589.6
Revenue as restated	$299.5	$291.9	$613.6	$594.0
Total costs and expenses as previously reported	$258.4	$249.5	$531.6	$522.3
Total costs and expenses as restated	$259.1	$252.7	$529.7	$524.6
Earnings before income taxes as previously reported	$39.4	$38.3	$80.8	$67.3
Earnings before income taxes as restated	$40.4	$39.2	$83.9	$69.4
Income tax provision as previously reported	$14.0	$13.8	$28.7	$24.2
Income tax provision as restated	$14.4	$14.1	$29.8	$24.9
Net earnings as previously reported	$25.4	$24.5	$52.1	$43.1
Net earnings as restated	$26.0	$25.1	$54.1	$44.5
Basic earnings per share as previously reported	$0.17	$0.17	$0.35	$0.29
Basic earnings per share as restated	$0.18	$0.17	$0.37	$0.30
Diluted earnings per share as previously reported	$0.17	$0.16	$0.35	$0.28
Diluted earnings per share as restated	$0.17	$0.16	$0.36	$0.29

	At June 30, 2003	At December 31, 2002

Other current assets as previously reported	$38.4	$38.2
Other current assets as restated	$48.0	$45.9
Deferred income tax asset as previously reported	$15.5	$18.2
Deferred income tax asset as restated	$18.7	$22.5
Deferred income as previously reported	$28.2	$29.2
Deferred income as restated	$46.6	$48.8
Retained earning as previously reported	$459.5	$407.4
Retained earnings as restated	$454.4	$400.3

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

Pro Forma Effect of Fair Value Accounting (Restated)

	For Periods Ended June 30,
	Three Months		Six Months
	2003	2002	2003	2002

Net earnings as reported	$26.0	$25.1	$54.1	$44.5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.6)	(4.1)	(7.4)	(8.2)

Pro forma net earnings	$22.4	$21.0	$46.7	$36.3
Diluted earnings per share as reported	$0.17	$0.16	$0.36	$0.29
Pro forma diluted earnings per share	$0.15	$0.14	$0.31	$0.24

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8	4-8
Expected volatility	42.4%	34.8%	42.4%	34.8%
Expected dividend rate	—	—	—	—
Risk-free interest rate	2.2%	3.9%	2.3%	4.7%

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

FORM 10-Q/A
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

FORM 10-Q/A
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
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

Capital expenditures

Effective June 1, 2003, we entered into two leasing agreements with different lessors intended to provide us with greater flexibility to take advantage of future data storage technology at a lower cost. One arrangement involved the sale and leaseback of storage equipment recently acquired by us. We received $6.3 as cash proceeds from the sale of the equipment, which is reported as an investing cash inflow. We accounted for the leaseback of this equipment, which has a 3-year term and a negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment at $6.3, net of a deferred gain, and the related capital lease obligation in long term debt at $6.9 with no effect on cash flows. The carrying value of the capital lease asset will be amortized on a straight line basis over the term of the lease.

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

FORM 10-Q/A
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

FORM 10-Q/A
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

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Invested income from invested customer funds included in revenue amount to $24.1 and $47.9 for the quarterly and year-to-date periods ended June 30, 2003 and $23.3 and $47.0 for the quarterly and year-to-date periods ended June 30, 2002.

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

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	June 30,	December 31,
	2003	2002

Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	284.9	275.0
Buildings and improvements	96.7	91.9

Total property, plant and equipment	394.0	379.3
Accumulated depreciation	(240.9)	(230.2)

Property, plant and equipment, net	$153.1	$149.1

Goodwill
At beginning of year (HRS $773.3 and $743.8, Comdata $117.0 and $117.0)	$890.3	$860.8
Acquired (HRS $1.1 and $28.2)	1.1	28.2
Translation and other adjustments (HRS $6.3 and $1.3)	6.3	1.3

At end of period (HRS $780.7 and $773.3, Comdata $117.0 and $117.0)	$897.7	$890.3

Other Intangible Assets
Customer lists (accumulated amortization of $24.1 and $21.3)	$49.1	$45.5
Trademarks (accumulated amortization of $18.7 and $16.1)	74.3	73.2
Technology (accumulated amortization of $26.9 and $23.4)	51.5	51.8
Non-compete agreements (accumulated amortization of $8.1 and $7.0)	13.1	11.8

Total other intangible assets	188.0	182.3
Accumulated amortization	(77.8)	(67.8)

Other intangible assets, net	$110.2	$114.5

Software and Development Costs
Purchased software	$75.2	$63.8
Other software development cost	120.4	109.9

	195.6	173.7
Accumulated amortization	(72.4)	(60.2)

Software and development costs, net	$123.2	$113.5

	For Periods Ended June 30,
	Six Months
	2003	2002

Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$21.4	$21.0
Amortization of other intangible assets	8.3	7.4
Amortization of software and development costs	12.3	7.6

Total	$42.0	$36.0

Amortization for other intangible assets held at June 30, 2003 is estimated to be $16.5 for 2003, $16.0 for 2004, $15.6 for 2005, $12.4 for 2006 and $10.7 for 2007.

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA (Restated)

	For Periods Ended
	June 30,
	Six Months
	2003	2002

HRS
Revenue	$456.0	$435.0
EBIT	$34.8	$21.0
Total assets at June 30, 2003 and December 31, 2002 before customer funds	$1,419.9	$1,383.4
Customer funds	2,363.9	2,440.9

Total assets at June 30, 2003 and December 31, 2002	$3,783.8	$3,824.3
Comdata
Revenue	$157.6	$159.0
EBIT	$50.5	$47.2
Total assets at June 30, 2003 and December 31, 2002	$596.8	$570.2
Other
Revenue	$—	$—
EBIT	$—	$4.1
Total assets at June 30, 2003 and December 31, 2002	$109.8	$76.4
Total Ceridian
Revenue	$613.6	$594.0
EBIT	$85.3	$72.3
Interest income (expense), net	(1.4)	(2.9)

Earnings before income taxes	$83.9	$69.4
Total assets at June 30, 2003 and December 31, 2002 before customer funds	$2,126.5	$2,030.0
Customer funds	2,363.9	2,440.9

Total assets at June 30, 2003 and December 31, 2002	$4,490.4	$4,470.9

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

RESULTS OF OPERATIONS

Consolidated Results - Overview

Our net earnings for the second quarter of 2003 amounted to $26.0 million, or 17¢ per diluted share on revenue of $299.5 million, compared to net earnings of $25.1 million, or 16¢ per diluted share, on revenue of $291.9 million in the same quarter of 2002. Our net earnings for the first half of 2003 amounted to $54.1 million, or 36¢ per diluted share on revenue of $613.6 million, compared to net earnings of $44.5 million, or 29¢ per diluted share, on revenue of $594.0 million in the first half of 2002. Net earnings for the first half of 2002 included first quarter net unusual losses before income taxes of $9.8 million that are further described later in this discussion under the heading “Unusual Items.”

In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development costs

•	“EBIT” represents earnings before interest and taxes

•	“HRS” relates to our human resource solutions division and subsidiaries

•	“Comdata” relates to the consolidated results of our transportation and retail card subsidiary, Comdata Network, Inc., and its subsidiaries

•	“Other” relates to the results of our corporate center operations that were not allocated to these two business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

Statements of Operations Second Quarter Comparisons (Restated)
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue	$299.5	$291.9	7.6	2.6	100.0	100.0
Cost of revenue	143.8	139.7	4.1	2.9	48.0	47.9
SG&A expense	97.6	97.4	0.2	0.4	32.6	33.3
R&D expense	16.8	14.4	2.4	17.0	5.6	4.9
Other expense (income)	0.2	(0.1)	0.3	NM	0.1	0.0
Interest income	(0.5)	(0.6)	0.1	(3.3)	(0.2)	(0.2)
Interest expense	1.2	1.9	(0.7)	(36.8)	0.4	0.6
Total costs and expenses	259.1	252.7	6.4	2.5	86.5	86.6
Earnings before income taxes	40.4	39.2	1.2	2.9	13.5	13.4
Income taxes	14.4	14.1	0.3	1.9	4.8	4.8
Earnings from continuing operations	$26.0	$25.1	0.9	3.4	8.7	8.6
Diluted EPS from continuing operations	$0.17	$0.16	0.01	6.3

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

Statements of Operations Year-To-Date June 30 Comparisons (Restated)
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue	$613.6	$594.0	19.6	3.3	100.0	100.0
Cost of revenue	286.2	278.9	7.3	2.6	46.7	47.0
SG&A expense	209.2	203.4	5.8	2.9	34.1	34.2
R&D expense	33.1	29.7	3.4	11.5	5.4	5.0
Other expense (income)	(0.2)	9.7	(9.9)	NM	0.0	1.6
Interest income	(1.0)	(0.9)	(0.1)	10.5	(0.2)	(0.1)
Interest expense	2.4	3.8	(1.4)	(37.3)	0.4	0.6
Total costs and expenses	529.7	524.6	5.1	1.0	86.3	88.3
Earnings before income taxes	83.9	69.4	14.5	20.8	13.7	11.7
Income taxes	29.8	24.9	4.9	19.4	4.9	4.2
Earnings from continuing operations	$54.1	$44.5	9.6	21.6	8.8	7.5
Diluted EPS from continuing operations	$0.36	$0.29	0.07	24.1

Our consolidated revenue increased by $7.6 million in the quarterly comparison and by $19.6 million in the year-to-date comparison. For the quarterly comparison, HRS revenue increased by $12.1 million while Comdata revenue declined by $4.5 million. On a year to year basis, HRS revenue increased by $21.0 million and Comdata revenue decreased by $1.4 million.

The following factors had the most significant impacts on our HRS revenue performance:

•	Contributions of businesses acquired during 2002

•	Benefits from the effect of currency fluctuations on our international revenue

•	More revenue from the sale of add-on services to our payroll customers

•	Price increases

•	Lower employment levels of our customers

•	Lower yields on our investments of customer funds

The following factors had the most significant impacts on our Comdata revenue performance:

•	Higher fuel prices, primarily in the year-to-date comparison

•	Higher levels of retail card revenue and processing

•	Lower revenue from the sale of transportation equipment to merchants

•	Lower revenue from permitting services

Further details are provided in the following section entitled “Business Segment Results.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

Our consolidated costs and expenses increased by $6.4 million in the quarterly comparison and $5.1 million in the year-to-date comparison. HRS costs and expenses, excluding unallocated net interest expense, increased by $11.3 million and Comdata costs and expenses, excluding unallocated net interest expense, decreased by $4.3 million in the quarterly comparison. In the year-to-date comparison, HRS costs and expenses, excluding unallocated net interest expense, increased by $7.2 million and Comdata costs and expenses, excluding unallocated net interest expense, decreased by $4.7 million. Also, first half 2002 costs and expenses included the first quarter benefit of a $4.1 million reduction of environmental accruals not allocated to our business segments. The principal factors affecting the comparison of total costs and expenses included:

•	Net unusual losses in other expense (income) of $9.8 million in the first quarter of 2002

•	Additional pension expense of $2.8 million for the quarter and $5.9 million year-to-date

•	Additional quarterly costs of approximately $5.0 million related to SourceWeb introduction

•	Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•	Lower costs related to sales of transportation equipment to merchants

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

Business Segment Results

Segment Second Quarter Comparisons (Restated)
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue
HRS	$220.4	$208.3	12.1	5.7	73.6	71.4
Comdata	79.1	83.6	(4.5)	(5.3)	26.4	28.6
Total	$299.5	$291.9	7.6	2.6	100.0	100.0
EBIT*
HRS	$14.7	$13.9	0.8	5.0	6.6	6.7
Comdata	26.4	26.6	(0.2)	(0.9)	33.4	31.9
Total	$41.1	$40.5	0.6	1.2	13.7	13.9

*We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

Segment Year-To-Date June 30 Comparisons (Restated)
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue

	2003	2002	$	%	2003	2002

Revenue
HRS	$456.0	$435.0	21.0	4.8	74.3	73.2
Comdata	157.6	159.0	(1.4)	(0.9)	25.7	26.8
Total	$613.6	$594.0	19.6	3.3	100.0	100.0
EBIT*
HRS	$34.8	$21.0	13.8	65.8	7.6	4.8
Comdata	50.5	47.2	3.3	7.0	32.0	29.7
Other	—	4.1	(4.1)	NM	NM	NM
Total	$85.3	$72.3	13.0	17.9	13.9	12.2

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

Revenue from earnings on invested customer funds increased by $0.6 million for both the quarterly and year-to-date comparisons, affected by both the change in average balances and the average yields. For the quarterly comparison, the average balance of customer funds rose by 12.4% from $2,008.8 million to $2,257.8 million, which contributed additional revenue of $2.9 million. The average yields on invested customer funds for the comparative 2003 and 2002 quarters were 4.36% and 4.77%, which reduced our revenue by $2.3 million. On a year-to-date basis, the average balance of total customer funds increased by $222.8 million from $2,112.9 million in 2002 to $2,335.7 million in 2003,

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

which contributed additional revenue of $5.1 million. The average yields on invested customer funds for the comparative year-to-date periods of 2003 and 2002 were 4.19% and 4.58%, which reduced our revenue by $4.5 million. The increases in average balances included a Canadian currency exchange benefit and the addition of Payment Solutions balances.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

Comdata

Comdata revenue decreased by $4.5 million in the quarterly comparison as lower revenue from sale of transportation equipment to merchants, phone resale and permitting services more than offset increased revenue from retail card sales and processing and other transportation services. For the year-to-date comparison, 2003 revenue decreased by $1.4 million. Higher diesel fuel prices in the first quarter contributed $2.6 million of the $3.4 million revenue improvement year-to-date. Revenue from retail card sales and transaction processing increased by $1.0 million in the quarterly comparison and $3.3 million in the year-to-date comparison. Revenue from sales of transportation equipment to merchants decreased by $3.7 million in the quarterly comparison, against high sales in the 2002 quarter, and declined by $5.5 million in the year-to-date comparison as customers continued to restrain their capital spending. Phone resale and permitting services declined by $1.9 million compared to the second quarter of 2002 and $3.5 million in the year-to-date comparison as the demand for phone and permitting services continued to decline.

Comdata’s costs and expenses decreased in 2003 by $4.3 million in the quarterly comparison and $4.7 million for the year-to-date comparison. Costs related to retail card sales and processing increased by $0.2 million in the quarterly comparison and $1.3 million in the year-to-date comparison. The decreases in costs and expenses benefited from reduced cost of revenue from transportation equipment sales to merchants of $1.8 million for the quarterly comparison and $2.8 million for the year-to-date comparison, and lower general and administrative expense in both comparisons. The decrease in general and administrative expense is largely due to lower bad debt expense, down $1.0 million in both comparisons, and the conclusion of amortization on certain intangible assets and of contracted services in late 2002. In addition, Comdata also absorbed $0.7 million for the quarter and $1.5 million year-to-date of our additional 2003 pension cost in general and administrative expense. In the first half of 2002, Comdata recorded first quarter exit costs related to facility consolidation of $1.5 million with no comparable item in the first half of 2003. The 2002 exit costs are described later in this discussion under the heading “Unusual Items.”

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Six Months Ended June 30,

	2003	2002	Change

Operating activities	$60.9	$48.8	$12.1
Investing activities	(26.4)	(56.1)	29.7
Financing activities	(11.4)	(3.7)	(7.7)
Effect on exchange rate of cash	3.2	—	3.2
Net cash flows provided (used)	$26.3	$(11.0)	$37.3
Cash and equivalents at 6/30/03 and 12/31/02	$160.6	$134.3	$26.3

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Restated)
(Dollars in millions)

	Six Months Ended June 30,

	2003	2002	Change

Earnings from continuing operations	$54.1	$44.5	$9.6
Provision for deferred income taxes	(1.7)	(0.5)	(1.2)
Depreciation and amortization	42.0	36.0	6.0
Asset write-downs	—	4.9	(4.9)
Contribution to retirement plan trust	(16.9)	(3.3)	(13.6)
Other reconciling items	9.1	0.9	8.2
From continuing operations earnings	86.6	82.5	4.1
From continuing operations working capital activities	(25.7)	(33.7)	8.0
Cash flows provided by operating activities	$60.9	$48.8	$12.1

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

Our cash and equivalents increased by $26.3 million to $160.6 million during the first half of 2003 as we used operating cash flows and cash balances to fund investing activities. Our net operating cash inflow amounted to $60.9 million for the first half of 2003 as operating cash inflows from earnings activities of $86.6 million exceeded cash outflows associated with an investment in net working capital of $25.7 million. The net operating cash inflow of $48.8 million for the first half of 2002 represented the excess of cash inflows from earnings activities of $82.5 million over cash outflows associated with net working capital investments of $33.7 million.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

Our change in working capital activities during the first half of 2003 provided $8.0 million more cash than in 2002 due to a smaller increase in Comdata receivables, net of related drafts payable, than in the prior year. The use of cash from working capital activities of $25.7 million during the first six months of 2003 reflects a $49.6 million build-up in receivables, compared to a $96.6 million increase in receivables during the first six months of 2002. This $47.0 million decrease in the build-up of receivables in 2003 compared to 2002 largely relates to Comdata activities and is offset in part by a decrease of $29.5 million in Comdata drafts payable. The amounts of Comdata receivables and drafts payable at the end of a reporting period are significantly affected by the relationship of the period-end date and the timing of weekly draft clearing operations. The net increase in working capital cash inflows from changes in receivables and drafts payable of $17.5 million was reduced to $8.0 million primarily by cash outflows related to payments of accounts payable and accrued income taxes.

Investing

During the first half of 2003 we made capital expenditures of $12.3 million for property and equipment and $22.5 million for software and development costs. The respective amounts for the first half of 2002 were $13.7 million and $17.4 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. In June 2003, we received cash in of $10.9 million for assets sold relative to two sale and leaseback transactions. Further information on these activities is provided in the note to the consolidated financial statements entitled “Investing Activity.” First half of 2002 investing cash flows also included the acquisition of SYLINQ for $15.5 million and HR Comply for $8.9 million.

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
FORM 10-Q/A
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

We expect to make additional cash contributions to our principal defined benefit pension plan totaling $12.3 million during the remainder of 2003. We also expect to continue to repurchase a modest number of our outstanding common shares in the open market during 2003. As of June 30, 2003, we may repurchase up to 10,892,300 shares of our common stock under an existing authorization from our board of directors.

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
FORM 10-Q/A
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
FORM 10-Q/A
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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2003

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.01	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference into Exhibit 10.01 of the Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2003 (File No. 001-15168)).

10.02	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald dated July 21, 2003 (incorporated by reference into Exhibit 10.02 of the Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2003 (File No. 001-15168)).

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the period ended June 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: March 15, 2004	/s/ L. D. Gross

L. D. Gross
Vice President and Corporate Controller
(Principal Accounting Officer)