Form 10-Q/A
period 2003-09-30
CERIDIAN CORP /DE/
filed 2004-03-15
CIK 1124887

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 3 of Part I of our Quarterly Report on Form 10-Q previously filed for the quarterly period ended September 30, 2003. This Form 10-Q/A is filed in connection with our restated financial statements as of and for the periods ended September 30, 2003 as a result of changes in revenue recognition at our Stored Value Systems unit. Stored Value Systems is a wholly owned subsidiary of our Comdata subsidiary that provides stored value cards and related processing principally to the retail industry. Financial statement information and related disclosures included in this Form 10-Q/A reflect, where appropriate, changes as a result of the restated financial statements and certain other changes that were responsive to comments received from the Division of Corporation Finance of the Securities and Exchange Commission. Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02. All other information contained in this Form 10-Q/A is as of the date of the original filing.

     We are filing an Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2002 and an Amendment No. 1 to quarterly reports on Form 10-Q for each of the first and second quarters of 2003 concurrently with the filing of this Form 10-Q/A. We have not amended and do not intend to amend our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for the periods affected by the restated financial statements for periods ending on or prior to December 31, 2002. For this reason, the consolidated financial statements, auditors’ reports and related financial information contained in such reports for the affected periods should no longer be relied upon.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

INDEX

Pages

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Operations (Restated) for the three and nine month periods ended September 30, 2003 and 2002	4
Consolidated Balance Sheets (Restated) as of September 30, 2003 and December 31, 2002	5
Consolidated Statements of Cash Flows (Restated) for the nine month periods ended September 30, 2003 and 2002	6
Notes to Consolidated Financial Statements (Restated)	7

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

FORM 10-Q/A
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated) (Unaudited) (Dollars in millions, except per share data)	Ceridian Corporation and Subsidiaries

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002
Revenue	$303.9	$288.6	$917.5	$882.6
Costs and Expenses
Cost of revenue	142.7	136.5	428.9	415.4
Selling, general and administrative	100.1	92.3	309.3	295.7
Research and development	15.9	15.1	49.0	44.8
Other expense (income)	(1.1)	9.7	(1.3)	19.4
Interest income	(0.5)	(0.6)	(1.5)	(1.5)
Interest expense	1.3	1.5	3.7	5.3

Total costs and expenses	258.4	254.5	788.1	779.1

Earnings before income taxes	45.5	34.1	129.4	103.5
Income tax provision	16.2	12.3	46.0	37.2

Net earnings	$29.3	$21.8	$83.4	$66.3

Earnings per share
Basic	$0.20	$0.15	$0.56	$0.45
Diluted	$0.19	$0.15	$0.56	$0.44
Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,426	148,526	148,282	147,882
Dilutive securities	3,404	1,407	1,733	3,496

Weighted average shares (diluted)	151,830	149,933	150,015	151,378

Antidilutive shares excluded (in 000’s)	4,054	10,766	9,924	4,400

See notes to consolidated financial statements.

FORM 10-Q/A CONSOLIDATED BALANCE SHEETS (Unaudited)(Restated) (Dollars in millions)	Ceridian Corporation and Subsidiaries

	September 30,	December 31,
	2003	2002
Assets
Cash and equivalents	$135.1	$134.3
Trade receivables, less allowance of $19.0 and $18.4	419.2	393.1
Other receivables	34.4	27.5
Current portion of deferred income taxes	27.1	28.4
Other current assets	46.2	45.9

Total current assets	662.0	629.2
Property, plant and equipment, net	150.4	149.1
Goodwill	898.9	890.3
Other intangible assets, net	105.9	114.5
Software and development costs, net	126.6	113.5
Prepaid pension cost	12.3	11.7
Deferred income taxes, less current portion	20.4	22.5
Investments	22.9	17.5
Derivative securities	67.6	71.4
Other noncurrent assets	5.8	10.3

Total assets before customer funds	2,072.8	2,030.0
Customer funds	2,213.1	2,440.9

Total assets	$4,285.9	$4,470.9

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$5.2	$2.0
Accounts payable	35.0	35.3
Drafts and settlements payable	138.1	120.8
Customer advances	14.8	13.2
Deferred income	44.6	48.8
Accrued taxes	60.3	61.1
Employee compensation and benefits	43.2	55.9
Other accrued expenses	41.5	42.8

Total current liabilities	382.7	379.9
Long-term obligations, less current portion	157.8	191.5
Deferred income taxes	26.5	25.4
Employee benefit plans	253.6	278.3
Other noncurrent liabilities	33.2	35.2

Total liabilities before customer funds obligations	853.8	910.3
Customer funds obligations	2,213.1	2,440.9

Total liabilities	3,066.9	3,351.2
Stockholders’ equity	1,219.0	1,119.7

Total liabilities and stockholders’ equity	$4,285.9	$4,470.9

See notes to consolidated financial statements.

FORM 10-Q/A CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)	Ceridian Corporation and Subsidiaries

(Unaudited)	For Periods Ended September 30,
(Dollars in millions)	Nine Months
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$83.4	$66.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	2.1	5.8
Depreciation and amortization	64.0	55.2
Asset write-downs	—	4.9
Reduction of environmental accrual	—	(4.1)
Gain on marketable securities	(3.4)	—
Contributions to retirement plan trusts	(29.2)	(3.3)
Provision for doubtful accounts	8.9	13.4
Other	5.0	(5.1)
Decrease (Increase) in trade and other receivables	(35.1)	(72.8)
Increase (Decrease) in accounts payable	(1.2)	3.1
Increase (Decrease) in drafts and settlements payable	17.3	40.8
Increase (Decrease) in employee compensation and benefits	(13.3)	(18.0)
Increase (Decrease) in accrued taxes	3.3	7.0
Increase (Decrease) in other current assets and liabilities	(5.3)	(9.7)

Net cash provided by operating activities	96.5	83.5

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(21.8)	(22.0)
Expended for software and development costs	(33.0)	(27.0)
Expended for investments in and advances to businesses, less cash acquired	(1.7)	(26.8)
Proceeds from sales of businesses and assets	12.7	0.4

Net cash provided by (used for) investing activities	(43.8)	(75.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	(50.8)	(44.2)
Repayment of other debt	(1.1)	(0.1)
Repurchase of common stock	(28.3)	(2.7)
Exercise of stock options and other	25.2	33.6

Net cash provided by (used for) financing activities	(55.0)	(13.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.1	0.1

NET CASH PROVIDED (USED)	0.8	(5.2)
Cash and equivalents at beginning of period	134.3	116.2

Cash and equivalents at end of period	$135.1	$111.0

See notes to consolidated financial statements.

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY (Restated)

	September 30,	December 31,
	2003	2002
Common Stock
Par value — $.01
Shares authorized – 500,000,000
Shares issued – 148,969,258 and 148,657,541	$1.5	$1.5
Shares outstanding – 148,894,175 and 148,540,540
Additional paid-in capital	906.9	906.3
Retained earnings	483.7	400.3
Treasury stock, at cost (75,083 and 117,001 common shares)	(1.4)	(1.6)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	43.6	45.9
Unrealized gain on marketable securities	3.7	1.0
Cumulative translation adjustment	7.2	(7.5)
Pension liability adjustment	(226.2)	(226.2)

Total stockholders’ equity	$1,219.0	$1,119.7

COMPREHENSIVE INCOME (LOSS) (Restated)

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002
Net earnings	$29.3	$21.8	$83.4	$66.3

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(0.7)	2.1	14.7	1.4
Change in unrealized gain from derivative securities	2.8	40.4	20.0	65.8
Change in unrealized gain from marketable securities	5.8	(0.1)	7.7	(0.6)
Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(14.5)	(6.7)	(27.0)	(19.7)

Other comprehensive income (loss) before income taxes	(6.6)	35.7	15.4	46.9
Income tax effect	2.1	(11.8)	(0.3)	(15.9)

Other comprehensive income (loss) after income taxes	(4.5)	23.9	15.1	31.0

Comprehensive income	$24.8	$45.7	$98.5	$97.3

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

RESTATEMENT OF FINANCIAL STATEMENTS

     As announced on February 18, 2004 and as described in a note to our amended Annual Report on Form 10-K/A for the year ended December 31, 2002, we have corrected our application of SEC Staff Accounting Bulletin No. 101 (“SAB 101”) to arrangements that include the sale of retail cards and related services such as activation, processing and reporting and restated all prior periods subsequent to December 31, 1999. The change in revenue and related cost recognition defers and extends the period over which we recognize revenue and related costs from retail cards and processing. We present our revised policy in Part II, Item 8 of our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 in Note A, “Accounting Policies,” to the consolidated financial statements in the section entitled “Revenue Recognition” under the heading “Retail Services.”

     In addition, we have concluded that we lacked sufficient objective and reliable evidence to support our determination of separate accounting units for retail card sales and sales of related services upon adoption of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) to support the change in revenue recognition disclosed in our Quarterly Report of Form 10-Q for the quarter ended September 30, 2003. Therefore, in this amended report we have also corrected the financial statements presented to eliminate any impact that was due to the misapplication of EITF 00-21.

     We present the effect of the SAB 101 and EITF 00-21 corrections in the table below. The corrections had no effect on operating, investing or financing cash flows.

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002
Revenue as previously reported	$309.5	$288.6	$921.9	$878.2
Revenue as restated	$303.9	$288.6	$917.5	$882.6
Increase (decrease) related to SAB 101	1.2	—	2.4	4.4
Increase (decrease) related to EITF 00-21	(6.8)	—	(6.8)	—
Total cost and expenses as previously reported	262.5	254.5	794.1	776.8
Total cost and expenses as restated	258.4	254.5	788.1	779.1
Increase (decrease) related to SAB 101	0.9	—	(1.0)	2.3
Increase (decrease) related to EITF 00-21	(5.0)	—	(5.0)	—
Earnings before income taxes as previously reported	$47.0	$34.1	$127.8	$101.4
Earnings before income taxes as restated	$45.5	$34.1	$129.4	$103.5
Increase (decrease) related to SAB 101	0.3	—	3.4	2.1
Increase (decrease) related to EITF 00-21	(1.8)	—	(1.8)	—
Income loss provision as previously reported	16.7	12.3	45.4	36.5
Income loss provision as restated	16.2	12.3	46.0	37.2
Increase (decrease) related to SAB 101	0.1	—	1.2	0.7
Increase (decrease) related to EITF 00-21	(0.6)	—	(0.6)	—
Net earnings as previously reported	$30.3	$21.8	$82.4	$64.9
Net earnings as restated	$29.3	$21.8	$83.4	$66.3
Increase (decrease) related to SAB 101	0.2	—	2.2	1.4
Increase (decrease) related to EITF 00-21	(1.2)	—	(1.2)	—
Basic earnings per share as previously reported	$0.20	$0.15	$0.56	$0.44
Basic earnings per share as restated	$0.20	$0.15	$0.56	$0.45
Increase (decrease) related to SAB 101	—	—	0.01	0.01
Increase (decrease) related to EITF 00-21	(0.01)	—	(0.01)	—
Diluted earnings per share as previously reported	$0.20	$0.15	$0.55	$0.43
Diluted earnings per share as restated	$0.19	$0.15	$0.56	$0.44
Increase (decrease) related to SAB 101	—	—	0.02	0.01
Increase (decrease) related to EITF 00-21	(0.01)	—	(0.01)	—

	At September 30, 2003	At December 31, 2002

Other current assets as previously reported	$32.0	$38.2
Other current assets as restated	$46.2	$45.9
Deferred income tax asset as previously reported	$16.7	$18.2
Deferred income tax asset as restated	$20.4	$22.5
Deferred income as previously reported	$20.6	$29.2
Deferred income as restated	$44.6	$48.8
Retained earning as previously reported	$489.8	$407.4
Retained earnings as restated	$483.7	$400.3

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

Pro Forma Effect of Fair Value Accounting (Restated)

	For Periods Ended September 30,
	Three Months		Nine Months
	2003	2002	2003	2002
Net earnings as reported	$29.3	$21.8	$83.4	$66.3
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.6)	(3.3)	(11.0)	(11.5)

Pro forma net earnings	$25.7	$18.5	$72.4	$54.8
Diluted earnings per share as reported	$0.19	$0.15	$0.56	$0.44
Pro forma diluted earnings per share	$0.17	$0.12	$0.48	$0.36

Weighted-Average Assumptions
Expected lives in years	4-8	4-8	4-8	4-8
Expected volatility	41.0%	42.0%	41.0%	42.0%
Expected dividend rate	—	—	—	—
Risk-free interest rate	2.6%	2.3%	2.3%	4.6%

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

ACCRUED EXIT COST

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

The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in comprehensive income. The carrying values of our holdings of Ultimate amounted to $6.6

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

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

FORM 10-Q/A
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

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Invested income from invested customer funds included in revenue amount to $22.3 and $70.2 for the quarterly and year-to-date periods ended September 30, 2003 and $22.3 and $69.3 for the quarterly and year-to-date periods ended September 30, 2002.

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

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	September 30,	December 31,
	2003	2002
Property, Plant and Equipment
Land	$12.4	$12.4
Machinery and equipment	280.2	275.0
Buildings and improvements	96.7	91.9

Total property, plant and equipment	389.3	379.3
Accumulated depreciation	(238.9)	(230.2)

Property, plant and equipment, net	$150.4	$149.1

Goodwill
At beginning of year (HRS $773.3 and $743.8, Comdata $117.0 and $117.0)	$890.3	$860.8
Acquired (HRS $3.0 and $28.2)	3.0	28.2
Translation and other adjustments (HRS $5.6 and $1.3)	5.6	1.3

At end of period (HRS $781.9 and $773.3, Comdata $117.0 and $117.0)	$898.9	$890.3

Other Intangible Assets
Customer lists (accumulated amortization of $24.9 and $21.3)	$48.6	$45.5
Trademarks (accumulated amortization of $18.8 and $16.1)	73.5	73.2
Technology (accumulated amortization of $28.6 and $23.4)	51.5	51.8
Non-compete agreements (accumulated amortization of $8.4 and $7.0)	13.0	11.8

Total other intangible assets	186.6	182.3
Accumulated amortization	(80.7)	(67.8)

Other intangible assets, net	$105.9	$114.5

Software and Development Costs
Purchased software	$75.6	$63.8
Other software development cost	130.0	109.9

	205.6	173.7
Accumulated amortization	(79.0)	(60.2)

Software and development costs, net	$126.6	$113.5

	For Periods Ended September 30,
	2003	2002
Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$32.4	$32.0
Amortization of other intangible assets	12.3	11.4
Amortization of software and development costs	19.3	11.8

Total	$64.0	$55.2

Amortization for other intangible assets held at September 30, 2003 is estimated to be $16.5 for 2003, $16.0 for 2004, $15.6 for 2005, $12.3 for 2006 and $10.9 for 2007.

FORM 10-Q/A
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA (Restated)

	For Nine Months Ended
	September 30,
	2003	2002
HRS
Revenue	$680.2	$648.2
Earnings before interest and taxes	$53.6	$37.0
Total assets at September 30, 2003 and December 31, 2002 before customer funds	$1,411.6	$1,383.4
Customer funds at September 30, 2003 and December 31, 2002	2,213.1	2,440.9

Total assets at September 30, 2003 and December 31, 2002	$3,624.7	$3,824.3
Comdata
Revenue	$237.3	$234.4
Earnings before interest and taxes	$78.0	$66.2
Total assets at September 30, 2003 and December 31, 2002	$585.8	$570.2
Other
Revenue	$—	$—
Earnings before interest and taxes	$—	$4.1
Total assets at September 30, 2003 and December 31, 2002	$75.4	$76.4
Total Ceridian
Revenue	$917.5	$882.6
Earnings before interest and taxes	$131.6	$107.3
Interest income (expense), net	(2.2)	(3.8)

Earnings before income taxes	$129.4	$103.5
Total assets at September 30, 2003 and December 31, 2002 before customer funds	$2,072.8	$2,030.0
Customer funds at September 30, 2003 and December 31, 2002	2,213.1	2,440.9

Total assets at September 30, 2003 and December 31, 2002	$4,285.9	$4,470.9

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

RESULTS OF OPERATIONS

Consolidated Results - Overview

Our net earnings for the third quarter of 2003 amounted to $29.3 million, or 19¢ per diluted share, on revenue of $303.9 million compared to net earnings of $21.8 million, or 15¢ per diluted share, on revenue of $288.6 million in the same quarter of 2002. Our net earnings for the first nine months of 2003 amounted to $83.4 million, or 56¢ per diluted share, on revenue of $917.5 million compared to net earnings of $66.3 million, or 44¢ per diluted share, on revenue of $882.6 million in the first nine months of 2002. Net earnings for the first nine months of 2002 included net unusual losses before income taxes of $19.6 million that are further described later in this discussion under the heading “Unusual Items.”

In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development costs

•	“EBIT” represents earnings before interest and taxes

•	“HRS” relates to our human resource solutions division and subsidiaries

•	“Comdata” relates to the consolidated results of our transportation and retail card subsidiary, Comdata Network, Inc., and its subsidiaries

•	“Other” relates to the results of our corporate center operations that were not allocated to these two business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

Statements of Operations Third Quarter Comparisons (Restated)

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue	$303.9	$288.6	15.3	5.3	100.0	100.0
Cost of revenue	142.7	136.5	6.2	4.5	47.0	47.3
SG&A expense	100.1	92.3	7.8	8.5	32.9	31.9
R&D expense	15.9	15.1	0.8	5.1	5.2	5.3
Other expense (income)	(1.1)	9.7	(10.8)	NM	(0.4)	3.4
Interest income	(0.5)	(0.6)	0.1	(17.7)	(0.2)	(0.2)
Interest expense	1.3	1.5	(0.2)	(10.0)	0.4	0.5
Total costs and expenses	258.4	254.5	3.9	1.6	85.0	88.2
Earnings before income taxes	45.5	34.1	11.4	33.4	15.0	11.8
Income taxes	16.2	12.3	3.9	31.8	5.3	4.3
Net earnings	$29.3	$21.8	7.5	34.3	9.7	7.6
Diluted earnings per share	$0.19	$0.15	0.04	26.7

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

Statements of Operations Year-To-Date September 30 Comparisons (Restated)
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue	$917.5	$882.6	34.9	4.0	100.0	100.0
Cost of revenue	428.9	415.4	13.5	3.3	46.8	47.1
SG&A expense	309.3	295.7	13.6	4.6	33.7	33.5
R&D expense	49.0	44.8	4.2	9.3	5.3	5.1
Other expense (income)	(1.3)	19.4	(20.7)	NM	(0.1)	2.2
Interest income	(1.5)	(1.5)	0.0	0.0	(0.2)	(0.2)
Interest expense	3.7	5.3	(1.6)	(29.6)	0.4	0.6
Total costs and expenses	788.1	779.1	9.0	1.2	85.9	88.3
Earnings before income taxes	129.4	103.5	25.9	25.0	14.1	11.7
Income taxes	46.0	37.2	8.8	23.5	5.0	4.2
Net earnings	$83.4	$66.3	17.1	25.8	9.1	7.5
Diluted earnings per share	$0.56	$0.44	0.12	27.3

Our consolidated revenue increased by $15.3 million in the quarterly comparison and by $34.9 million in the year-to-date comparison. For the quarterly comparison, HRS revenue increased by $11.0 million while Comdata revenue increased by $4.3 million. On a year-to-date basis, HRS revenue increased by $32.0 million and Comdata revenue increased by $2.9 million.

The following factors had the most significant impacts on our HRS revenue performance:

•	Contributions of businesses acquired during 2002

•	Benefits from the effect of currency fluctuations on our international revenue

•	More revenue from the sale of add-on services to our payroll customers

•	Price increases

•	Lower employment levels of our customers

•	Lower yields on our investments of customer funds

The following factors had the most significant impacts on our Comdata revenue performance:

•	Higher levels of retail card sales and processing

•	Lower revenue from permitting services

•	Lower revenue from the sale of transportation equipment to merchants

Further details are provided in the following section entitled “Business Segment Results.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

Our consolidated costs and expenses increased by $3.9 million in the quarterly comparison and $9.0 million in the year-to-date comparison. In the quarterly comparison, HRS costs and expenses, excluding unallocated net interest expense, increased by $8.2 million and Comdata costs and expenses, excluding unallocated net interest expense, decreased by $4.3 million. In the year-to-date comparison, HRS costs and expenses, excluding unallocated net interest expense, increased by $15.4 million and Comdata costs and expenses, excluding unallocated net interest expense, decreased by $8.9 million. Also, costs and expenses for the first nine months of 2002 included the first quarter benefit of a $4.1 million reduction of environmental accruals not allocated to our business segments. The principal factors affecting the comparison of total costs and expenses included the following factors.

•	Net unusual losses in other expense (income) of $9.8 million in the third quarter of 2002 at Comdata and $9.8 million in the first quarter of 2002

•	Added costs from businesses acquired in 2002

•	Additional pension expense of $2.9 million for the quarter and $8.8 million year-to-date

•	Additional quarterly costs of approximately $5.0 million related to SourceWeb introduction

•	Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•	Additional costs related to retail card sales and processing

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

Business Segment Results

Segment Third Quarter Comparisons (Restated)
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue
HRS	$224.2	$213.2	11.0	5.2	73.8	73.9
Comdata	79.7	75.4	4.3	5.7	26.2	26.1
Total	$303.9	$288.6	15.3	5.3	100.0	100.0
EBIT*
HRS	$18.8	$16.0	2.8	17.6	8.4	7.5
Comdata	27.5	19.0	8.5	44.9	34.5	25.2
Total	$46.3	$35.0	11.3	32.4	15.3	12.1
*  We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

Segment Year-To-Date September 30 Comparisons (Restated)
(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue
HRS	$680.2	$648.2	32.0	4.9	74.1	73.4
Comdata	237.3	234.4	2.9	1.3	25.9	26.6
Total	$917.5	$882.6	34.9	4.0	100.0	100.0
EBIT*
HRS	$53.6	$37.0	16.6	44.9	7.9	5.7
Comdata	78.0	66.2	11.8	17.9	32.9	28.2
Other	—	4.1	(4.1)	NM	NM	NM
Total	$131.6	$107.3	24.3	22.7	14.3	12.2
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

Our U.S. payroll and tax filing revenue increased by $5.1 million in the quarterly comparison and $9.7 million in the year-to-date comparison due primarily to the sale of add-on services to existing customers and price increases. Additional sales of add-on services contributed $4.6 million to revenue in the quarterly comparison and $11.6 million in the year-to-date comparison. Price increases provided $1.8 million of additional revenue in the quarterly comparison and $3.8 million in the year-to-date comparison. The effect of lower customer employment levels and lower installation revenue partially offset these increases in both comparisons. The revenue increases from benefits services

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

operations of $3.7 million in the quarterly comparison and $9.4 million in the year-to-date comparison largely represented revenue from businesses we acquired during 2002. LifeWorks revenue showed little change in either comparison while benefiting from the acquisition of HR Comply in May 2002. Revenue from Canada and UK operations benefited from changes in currency exchange rates by a total of $5.2 million in the quarterly comparison and $13.1 million in the year-to-date comparison. In both operations, increased sales of add-on services reduced the adverse effect of lower customer employment levels.

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
FORM 10-Q/A
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

Comdata

Comdata revenue increased by $4.3 million in the quarterly comparison and $2.9 million in the year-to-date comparison as increased revenue from retail card sales and processing and higher business fleet revenue from local hauling customers more than offset lower revenue from phone resale and permitting services and sales of transportation equipment to truck stops. Revenue from retail card sales and transaction processing increased by $6.9 million in the quarterly comparison and $10.2 million in the year-to-date comparison. Business fleet revenue

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

increased by $0.5 million in the quarterly comparison and $2.3 million in the year-to-date comparison due to the growth in the number of local fueling customers and in the utilization of Comdata products and services by existing customers in both comparisons as well as higher fuel prices in the year-to-date comparison.

Revenue from phone resale and permitting services decreased by $1.3 million in the quarterly comparison and $4.8 million in the year-to-date comparison as the demand for these services continued to decline. Sales of transportation equipment to truck stops and other merchants decreased by $0.5 million in the quarterly comparison and $6.0 million in the year-to-date comparison due to fewer sales. Higher fuel prices added $2.6 million to the year-to-date increase in revenue for our over the road transportation business largely during the first half of the year before our fuel price hedges were put in place. Transaction volume for the over the road transportation business improved slightly in both the quarterly and year-to-date comparisons. Additional decreases in revenue of $1.3 million in the quarterly comparison and $1.4 million in the year-to-date comparison related primarily to a reduction in the volume and a change in the mix of over the road transportation products and services resulting from a consolidation of major customers.

Comdata’s costs and expenses decreased in 2003 by $4.3 million in the quarterly comparison and decreased by $8.9 million for the year-to-date comparison. Costs related to retail card sales and processing increased by $4.8 million in the quarterly comparison and $6.1 in the year-to-date comparison. Costs related to sales of equipment to truck stops decreased by $0.7 million in the quarterly comparison and $3.0 million in the year-to-date comparison as truck stops continued to restrain their capital spending.

Comdata SG&A expense decreased by $1.9 million in the quarterly comparison and $3.2 million in the year-to-date comparison as increases in selling expense and allocated pension expense were more than offset by reductions in general and administrative expense as a result of lower bad debt expense and the conclusion of amortization on certain intangible assets and contracted services in late 2002. Bad debt expense declined by $2.7 million in the quarterly comparison and $3.6 million in the year-to-date comparison due largely to a charge in the third quarter of 2002 related to a bankruptcy filing by a major customer. Comdata absorbed $0.7 million for the quarter and $2.2 million year-to-date of our additional 2003 pension cost in general and administrative expense.

Unusual costs reported in Other Expense (Income) decreased by $7.9 million in the quarterly comparison and $9.4 million in the year-to-date comparison. In September 2003, Comdata paid $1.9 million to settle out of court a dispute with a former vendor. In the first nine months of 2002, Comdata recorded first quarter exit costs related to facility consolidation of $1.5 million and a third quarter $9.8 million factoring receivables loss with no comparable items in the first nine months of 2003. These costs are described later in this discussion under the heading “Unusual Items.”

Other

The reported EBIT of $4.1 million for the first nine months of 2002 results from the first quarter reduction of a previously established accrual for environmental cleanup. Further details on this item and other unusual gains and losses are presented below under the heading “Unusual Items.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Nine Months Ended September 30,
	2003	2002	Change
Operating activities	$96.5	$83.5	$13.0
Investing activities	(43.8)	(75.4)	31.6
Financing activities	(55.0)	(13.4)	(41.6)
Effect of exchange rate on cash and equivalents	3.1	0.1	3.0
Net cash flows provided (used)	$0.8	$(5.2)	$6.0
Cash and equivalents at 9/30/03 and 12/31/02	$135.1	$134.3	$0.8

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Restated)
(Dollars in millions)

	Nine Months Ended September 30,
	2003	2002	Change
Net earnings	$83.4	$66.3	$17.1
Provision for deferred income taxes	2.1	5.8	(3.7)
Depreciation and amortization	64.0	55.2	8.8
Gain on sale of marketable securities	(3.4)	—	(3.4)
Asset write-downs	—	4.9	(4.9)
Contribution to retirement plan trust	(29.2)	(3.3)	(25.9)
Other reconciling items	13.9	4.2	9.7
From net earnings	130.8	133.1	(2.3)
From working capital activities	(34.3)	(49.6)	15.3
Cash flows provided by operating activities	$96.5	$83.5	$13.0

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

Our cash and equivalents increased by $0.8 million to $135.1 million during the first nine months of 2003 as we used operating cash flows and cash balances to fund investing activities and pay on our financing activities. Our net operating cash inflow amounted to $96.5 million for the first nine months of 2003 as operating cash inflows from earnings activities of $130.8 million exceeded cash outflows associated with an investment in net working capital of $34.3 million. The net operating cash inflow of $83.5 million for the first nine months of 2002 represented the excess of cash inflows from earnings activities of $133.1 million over cash outflows associated with net working capital investments of $49.6 million.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

Our change in working capital activities during the first nine months of 2003 provided $15.3 million more cash than in 2002 due to a smaller increase in Comdata receivables, net of related drafts payable. The use of cash from working capital activities of $34.3 million during the first nine months of 2003 reflects a $35.1 million build-up in receivables, compared to a $72.8 million increase in receivables during the first nine months of 2002. This $37.7 million decrease in the build-up of receivables in 2003 compared to 2002 largely relates to Comdata activities and is offset in part by a decrease of $23.5 million in Comdata drafts payable. The amounts of Comdata receivables and drafts payable at the end of a reporting period are significantly affected by the relationship of the period-end date and the timing of weekly draft clearing operations. The net increase in working capital cash inflows from changes in receivables and drafts payable of $14.2 million accounted for most of the $15.3 million increase in working capital activities.

Investing

During the first nine months of 2003 we made capital expenditures of $21.8 million for property and equipment and $33.0 million for software and development costs. The respective amounts for the first nine months of 2002 were $22.0 million and $27.0 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. In June 2003, we received cash of $10.9 million for assets sold relative to two sale and leaseback transactions. In July 2003, we received additional cash of $1.2 million for assets related to one of the sale and leaseback transactions. Also in July 2003, we recovered $1.4 million of the $2.8 million earn-out escrow established in connection with the acquisition of Great Lakes Strategies after settling in advance a revenue sharing arrangement with the sellers. In September 2003, we sold 785,000 Ultimate common shares purchased on the open market in years prior to 2003 for $5.9 million. Also in September 2003, we sold 137,158 common shares of USIH for $1.8 million. We reported the gain of $3.4 million from these securities sales in the third quarter of 2003. Settlement of these transactions took place in October 2003 and the investing cash inflow will be reported in the fourth quarter of 2003. Further information on these activities is provided in the note to the consolidated financial statements entitled “Investing Activity.”

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

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

During the nine months ended September 30, 2003, we made voluntary cash contributions of $28.7 million to our principal defined benefit pension plan. We also expect to continue to repurchase a modest number of our outstanding common shares in the open market during 2003. As of September 30, 2003, we may repurchase up to 10,362,900 shares of our common stock under an existing authorization from our board of directors.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We presented information concerning our strategy of hedging our market risk exposure affecting variability in interest rates related to revenue derived from investments of customer funds in Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002. We expanded that disclosure in Part I, Item 3 of our Amendment No. 1 to our Form 10-Q/A for the second quarter of 2003. During the third quarter of 2003, we established new interest rate hedges with an expiry in 2007 that will replace hedges scheduled to expire in March and June of 2004. As a result of this new arrangement, the expected risk to 2004 pre-tax earnings of $3.9 million, referred to the disclosure in our Amendment No. 1 to our Form 10-Q/A for the period ended June 30, 2003 would be reduced to $1.3 million.

Fuel Price Risk

In Part I, Item 3 of our Amendment No. 1 to our Form 10-Q/A for the second quarter of 2003, we presented information concerning our strategy of hedging market risk exposure related to Comdata revenue. This market risk exposure arises from variability in fuel prices that determine the amount billed to certain of our customers for transaction services. There has been no material change during the quarter ended September 30, 2003 in the risk associated with these fuel hedge contracts, which expire on December 31, 2003. Results from this hedging activity are presented in an accompanying note to the consolidated financial statements entitled “Investing Activity” under the heading “Derivative Securities.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2003

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2003, the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2003, there has been no change in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: March 15, 2004	/s/ L. D. Gross

L. D. Gross
Vice President and Corporate Controller
(Principal Accounting Officer)