Form 10-K
period 2003-12-31
CERIDIAN CORP /DE/
filed 2004-03-15
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock of Ceridian held by non-affiliates of Ceridian on June 30, 2003 was $2,504,506,318, based on the closing sales price of Ceridian common stock as reported on the New York Stock Exchange on June 30, 2003.

The number of shares of Ceridian common stock outstanding as of March 1, 2004 was 149,430,661.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 12, 2004: Part III

CERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2003

CERIDIAN CORPORATION

PART I

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Cautionary Factors That Could Affect Future Results,” included in Part II, Item 7 of this report. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission.

        We own or have the rights to various trademarks, trade names or service marks, including the following: BusinessLinkTM, Ceridian Corporation and logo, Ceridian®, CobraServ®, Comchek®, Comchek eCash®, Comdata Corporation® and logo, Comdata®, HR/Comply®, LifeWorks®, Powerpay®, Signature®, SourceWebTM, Stored Value Systems® and logo, and TrendarTM. The trademarks American Express®, Discover®, Maestro®, MasterCard®, Microsoft®, UltiPro®, Visa® and Windows® referred to in this report are the registered trademarks of others.

Item 1. Business

General

        Ceridian Corporation was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

        Ceridian Corporation is an information services company principally in the human resource, transportation and retail markets. Our human resource solutions business enables customers to outsource a broad range of employment processes, from recruitment and applicant screening, to payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, to post-employment COBRA, HIPAA, and retirement plan administration. We have human resource solutions operations in the United States, Canada and the United Kingdom. Our Comdata business provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debt and stored value cards.

        Ceridian Corporation was formed as a result of the spin-off of the human resource solutions division and human resource solutions and Comdata subsidiaries of Arbitron Inc., formerly known as Ceridian Corporation (which entity this report refers to as “Ceridian’s predecessor”). On March 30, 2001, we became an independent public company when Ceridian’s predecessor distributed all of our outstanding common stock to its stockholders in a tax-free spin-off transaction (which transaction this report refers to as the “spin-off”). Despite the legal form of the spin-off, because of the relative significance of our businesses to Ceridian’s predecessor, we are considered the divesting entity and treated as the “accounting successor” to Ceridian’s predecessor for financial reporting purposes. As used in this report, references to “Ceridian,” the “Company,” “we,” “our” or “us” mean Ceridian Corporation, formerly known as New Ceridian Corporation, together with our consolidated subsidiaries, and include the historical operating results and activities of the businesses and operations that constituted Ceridian’s predecessor prior to the spin-off, as well as the continuing operations of the operations that were transferred to us by Ceridian’s predecessor in the spin-off, unless the context otherwise indicates.

        We refer you to Part II, Item 7 and Item 7A of this report for additional descriptions of our business.

Financial Information About Segments

        Our business has two segments, Human Resource Solutions and Comdata. We refer you to Note E, Segment Data, to our consolidated financial statements for financial information about our business segments. This information may be found in Part II, Item 8 of this report.

Human Resource Solutions

        The businesses comprising our human resource solutions business (referred to in this report as “HRS”) offer a broad range of managed human resource solutions designed to help companies maximize the value of their people by more effectively managing their work forces and the information that is integral to human resource processes. Our human resource management products and services are provided principally in the United States, Canada and the United Kingdom. HRS’ revenue for the years 2003, 2002 and 2001 was as follows:

2003	2002	2001

$935.1 million	$878.1 million	$873.8 million

        In 2003, about 73.0% of our HRS revenue came from payroll processing and tax filing services, 14.6% from benefits services and 12.4% from employee assistance programs. Further, about 77.5% of our 2003 HRS revenue was from operations located in the United States, about 13.6% from Canada, and about 8.9% from the United Kingdom.

        Because the volume of payroll items processed increases in the fourth quarter of each year in connection with employers’ year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, our HRS revenue and profitability tend to be greater in those quarters.

        Our HRS revenue includes investment income earned from customer deposits temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. About $93.1 million of revenue in 2003 was attributable to this investment income, with approximately 33.9% of this income from interest rate derivative contracts. All customer funds temporarily held by us are held in either a trust or in segregated accounts. Funds from U.S. customers are invested primarily in money market mutual funds, short-term repurchase agreements with high quality counterparties, U.S. Treasury and Agency securities, AAA rated asset and mortgage backed securities, and corporate bonds rated A3/A- or better. Funds from Canadian customers are invested primarily in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset backed trusts and mortgages. The maturity of these investments is carefully managed to meet the related payment obligations. Investment income is earned on these funds in lieu of charging additional fees to our customers. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of customer deposits held. We use derivative securities such as interest rate collars and swaps to manage interest rate risk on customer deposits as further described in Part II, Item 7A of this report.

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

        We believe that the market for these solutions will continue to grow as organizations seek to reduce costs, improve productivity and add services for employees by outsourcing administrative services and further automating internal processes. We also believe the demand for human resource solutions to increase as organizations acquire managed human resource services from third parties to obtain assistance in maintaining compliance with the increasing scope and complexity of laws and regulations governing businesses and increasingly complicated work-life issues faced by employers and employees.

        We generally classify customers in the human resource solutions market by employer size into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer	Typical Characteristics

Small	Fewer than 350 employees	Tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another
Corporate	350 to 5,000 employees	Human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services
Enterprise	Over 5,000 employees	Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services — has the greatest reliance on their integral legacy systems which increase integration complexity and challenge outsourcing and migration decisions

        We believe, however, that with regard to any size employer, a provider of a transaction-based service, such as payroll processing or tax filing services, is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that core service, such as time and labor management, COBRA and HIPAA compliance administration, flexible spending account administration, employee self-service, benefits eligibility and enrollment, employee assistance and work-life services, and 401(k) retirement plan administration. Our ability to wrap value-added services around a core service or product in an integrated manner will, we believe, lead to revenue growth and our ability to command higher margins. Further, we believe that customers are increasingly seeking providers that can take responsibility for entire human resource management processes. These human resource outsourcing (referred to in this report as “HRO”) relationships transfer responsibility for managing each core process from the employer to the provider. In 2003, we began entering into HRO arrangements with larger customers. We believe that our ability to continue to assume responsibility for our clients’ HR processes in

HRO relationships will over time further expand long-term growth in revenue and margins for this business.

       Products and Services

        Our human resource management solutions include:

•	payroll processing and integrated human resource and time and labor management information systems solutions;

•	tax filing services;

•	benefits administration, qualified retirement and other plan administration and regulatory compliance services; and

•	work-life effectiveness and employee assistance programs.

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

        Our eSource product is a web-enabled, fully hosted integrated payroll and human resource administration solution, designed specifically for the corporate and enterprise customer markets. eSource also includes integrated time management and Source self service features, as well as wage attachments and disbursements, internet payroll management, and customization features within the core product offering.

        Our Source 500 product suite provides an integrated HR/payroll and benefits solution with outsourced payroll and tax filing services to customers primarily in the corporate and enterprise customer markets. It is available in a hosted “application service provider” environment (Source Assist) or can be managed in-house as an installed application. Our hosted solutions provide customers with secure 24/7 access to our solutions using a standard web browser.

        Additionally, we have a license agreement with The Ultimate Software Group, Inc. to allow us to use that company’s UltiPro software as part of an on-line payroll service offering. In 2003, using the UltiPro software as modified by us, we introduced SourceWeb, an integrated payroll, HRIS, self service solution that is completely hosted and supported by us. This product is designed specifically for the small to smaller corporate customer market.

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

        Our qualified plan administration services include 401(k) plan administration, profit sharing plan administration, defined benefit plan administration, employee stock ownership plan administration and Qualified Domestic Relations Order administration.

        Work-Life Effectiveness and Employee Assistance Programs. We provide customers and their employees with a single source for fully integrated work-life and employee assistance programs to clients of all sizes throughout the United States, Canada and the United Kingdom. Services are delivered through on-line access and telephonically, and through face-to-face meetings provided by referral resources.

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

International Operations

        Our international HRS operations are primarily conducted in the United Kingdom, through Ceridian Centrefile Limited, and Canada, through Ceridian Canada Ltd. Ceridian Centrefile Limited provides human resource services, payroll processing services and HRIS software primarily in the United Kingdom. Ceridian Centrefile’s services generally do not involve the handling or transmission of customer funds. In a very few instances, Ceridian Centrefile holds client funds for a short period of time in non-interest bearing segregated accounts prior to disbursement pursuant to Ceridian Centrefile’s client’s instructions.

        Ceridian Canada’s operations handle payroll as well as tax filing funds for our Canadian customers. These Canadian operations collect payroll and payroll tax amounts from customers and remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees’ bank accounts. As a result, revenue from our payroll processing services in Canada includes investment income received from temporarily holding these amounts in trust. We also charge fees for services to our Canadian customers that are similar to those provided in the United States.

        We are expanding our international payroll services into other countries, principally in Europe, by engaging partners within each country to provide us with payroll administration and processing services for that country. We in turn have contracted with multinational customers for their international requirements, and deliver a fully outsourced payroll service to these customers.

        There are risks associated with operating internationally. We refer you to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this report, and specifically to the section of that discussion entitled “Cautionary Factors That Could Affect Future Results.”

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

Sales and Marketing

        Payroll processing, tax filing and human resource management services are marketed in the United States through our direct sales force operating throughout the country. We currently utilize, and seek to develop other, cooperative marketing relationships with other companies offering products or services that complement our businesses as well as informal and formal marketing alliances with human resource consulting firms and other outsourcing firms. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts, such as telemarketing, direct mail and trade shows. Our operations in the United Kingdom and Canada utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts.

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

Competition

        The human resource solutions industry is highly competitive. Competition comes from national, regional and local third party transaction processors, as well as from software companies, consulting firms, governments, enterprise wide providers of financial services, complete enterprise outsourcing providers, and internally developed and operated systems and software.

        We believe that the majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported in-house, with the remainder supported by third party providers. In the United States, Automatic Data Processing, Inc. is the largest third party provider of payroll processing in terms of revenue, with Paychex, Inc. and Ceridian comprising the other two large, national providers in terms of revenue. ADP serves all sizes of employers, while Paychex generally focuses on small employers. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration, 401(k) processing services or financial institutions may expand further into outsourced payroll processing. In the United Kingdom, we believe that our Ceridian Centrefile subsidiary is the largest outsourced payroll processing provider in terms of revenue, competing with several other national providers, including a subsidiary of ADP, and local providers. In Canada, we believe that our Ceridian Canada subsidiary is the second largest outsourced payroll processing provider in terms of revenue, facing a similar competitive environment as in the United Kingdom. Competition in both the payroll processing and HRIS areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

        Apart from payroll processing and tax filing, our other human resource solutions generally compete with a variety of national and regional application software companies, consulting firms, financial services companies and human resource services providers. Generally, the market for these products and services is evolving and is not dominated by a small number of competitors.

        Currently, we believe the principal competitive factors in the human resource solutions industry are:

•	customer service;

•	leadership in technology applications;

•	choice of services;

•	integrated platforms;

•	performance;

•	price;

•	functionality;

•	ease and flexibility of use; and

•	expertise in HR processes.

        We believe that the ability to integrate human resource management solutions with customers’ other in-house applications and the ability to provide solutions delivered through the Internet are increasingly important competitive factors. While we believe our businesses will be able to compete effectively in the overall human resource solutions market, our ability to compete effectively will depend in large measure on our ability to timely develop and implement the appropriate technology solutions, particularly that which incorporates industry standard architecture and Internet-based solutions, and provide leading-edge customer service.

       Research and Development

        We intend to continue to invest substantial resources to extend the functionality of our proprietary payroll processing systems and further develop a comprehensive and fully integrated suite of employee administrative services.

        The table below reflects the amount of research and development expenses for our HRS businesses for the periods indicated.

	Years Ended
	December 31,

	2003	2002	2001

	(dollars in millions)
Research and development	$61.6	$56.9	$54.7
Percent of revenue	6.6%	6.5%	6.3%

Comdata

        Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services to the transportation, retail and other industries. Comdata’s revenue from products and services for the years 2003, 2002 (Restated) and 2001 (Restated) was as follows:

2003	2002	2001

$318.1 million	$312.9 million	$305.2 million

        Approximately 75.6% of Comdata’s revenue for 2003 was attributable to Comdata’s transportation business and 24.4% was attributable to Comdata’s retail services business.

       Principal Markets

        The trucking segment of the transportation industry is comprised of both long haul fleets and local fleets. Private fleets predominate in the local fleet segment, but play a lesser role in the long haul fleet segment. Common carriers, which provide trucking services to companies that do not have fleets of trucks of their own, predominate in the long haul fleet segment, which is comprised of less-than-truckload and truckload components. The less-than-truckload component, which involves trucks that make multiple stops to load and unload, is characterized by large capital requirements. The truckload component involves the transportation of full loads directly from shipper to final destination without going through any sorting terminals.

        The majority of Comdata’s trucking company customers are common carriers serving the truckload component of the long haul segment. Many of these carriers use a combination of company-employed drivers and drivers contracted with individual owner-operators. These owner-operators usually settle their expenses with the common carrier after the completion of each trip. Drivers for truckload carriers often spend weeks on the road at a time, creating a number of unique conditions and business opportunities. Truckload carriers are challenged to monitor and control fuel purchases, provide driver services to aid in recruitment and improve retention, obtain necessary licenses and permits, and effectively manage the routing and logistics of the long-distance trips.

        Stored Value Systems, Inc., a wholly owned subsidiary of Comdata and a part of Comdata’s retail services division (which we refer to in this report as “SVS”), provides electronic private label cards that can be assigned a cash value. The market for these private label cards includes merchants, such as retailers, who (1) use traditional paper gift certificates or gift cards, (2) give store credits in connection with the return of products, and (3) make monetary or stored-value-based loyalty promotions. SVS markets its private label cash card to these merchants, namely major retailers, for use with their customers, both as “gift cards” and loyalty building tools. Additionally, SVS markets ancillary support services including card inventory management and assistance in designing and supervising the production of plastic cards. Comdata’s retail services division also provides a card-based funds transfer system for use by employers and others for, among other things, expense reimbursements, payroll delivery and termination pay. SVS markets this card-based funds transfer system to temporary staffing companies, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers, including the customers of SVS.

       Services

        Comdata provides transaction processing, financial services, and regulatory compliance services primarily to the transportation industry. Comdata also provides transaction processing services to other industries, including the retail, temporary staffing, oil company, restaurant and grocery store sectors. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and to the local fleet segment. These services primarily involve the use of a proprietary funds transfer card that facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata markets “co-branded” transaction processing in association with MasterCard networks. Comdata also provides assistance in obtaining regulatory permits, pilot car services, and other compliance services, such as fuel tax reporting and driver log auditing, local fueling services and discounted telecommunications services in its markets. Through Comdata’s retail services division (which includes SVS), Comdata provides its specialty card products and services to customers outside of the transportation industry. Comdata operates primarily in the United States and Canada, and is expanding its business into Mexico and Europe.

        BusinessLink. Comdata’s BusinessLink product is a payment transaction services card with credit and debit capabilities principally designed to provide businesses with control over payments to and spending by employees. The BusinessLink card allows businesses to authenticate and authorize individual employee purchases and provide payroll to employees. Through BusinessLink a business can review reports of transactions made by its employees over the Internet, as well as request the issuance of new employee cards. BusinessLink offers businesses the capability of performing these services on a single, customizable employee card. The BusinessLink card may be customized for each individual employee within a business. Comdata intends to expand the services currently available under the BusinessLink card. BusinessLink has been initially introduced to Comdata’s principal markets, transportation and retail. Comdata believes that the BusinessLink card has application to businesses in other industries. BusinessLink is being used by more than 350 customers.

        Trucking Company Services (The Comdata card). Comdata’s funds transfer system, most commonly initiated through the use of Comdata’s proprietary Comdata card, is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 2003, Comdata processed approximately 82.9 million funds transfer transactions involving approximately $14.3 billion for the transportation industry.

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

        Use of a Comdata account, in many instances, generates a Comchek draft, which is payable through a Comdata bank account. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer or check, typically within six days, although Comdata may bill trucking companies in advance for all funds transfers authorized for any purpose in connection with a particular trip. Risks associated with fraudulent or unauthorized transactions are allocated between Comdata and its customers based upon which party may be at fault under a specific circumstance and based upon which party is in the better position to control or eliminate these types of transactions. Comdata believes that historically the number of fraudulent or unauthorized transactions attributable to this aspect of its business has been minimal compared to the aggregate dollar amount of funds Comdata has transferred annually. Comdata is licensed by 41 states as a seller of checks or money transmitter and, pursuant to these licenses, undergoes annual examinations by several states with respect to the integrity of its funds transfer methods and procedures.

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

        Comdata’s regulatory compliance division assists in determining the permits needed for a designated trip, truck and load; purchases those permits on behalf of the customer; and delivers them by facsimile machine to a truck stop where they can be picked up by the driver. Comdata also provides regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Vehicle escort services for oversized loads are also provided.

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

        Comdata’s merchant services division provides fueling centers with PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk, systems which enable customers to transact card-based fuel purchases at the fuel pump. These systems accept many types of fuel purchase cards currently used by drivers. The merchant services division additionally offers point-of-sale systems for use at privately owned truck terminals and unattended fuel sites.

        Local Fueling. Comdata is a provider of fuel management and payment systems for local transportation fleets. Comdata provides local fleet operators with Comdata MasterCard corporate fleet cards that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comdata card.

        Financial Services. Comdata operates a factoring business known as Financial Services. Generally, Financial Services purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. This permits trucking companies to receive payment on shipping invoices sooner than they may otherwise receive payment from shippers. While the majority of the Financial Services’ portfolio relates to trucking company operations as described above, Comdata may, on occasion, enter into a factoring arrangement with a business outside the trucking industry.

        Retail Services. Comdata’s retail services division, which is comprised of SVS and Comdata’s payment services division, provides stored value cards and employer pay cards to customers principally in the retail industry. SVS provides, among other services, debit card programs to major retailers that are used as gift cards, gift certificates, credits for returned product, loyalty promotions and retail promotions. SVS believes that its cards, transaction reliability, card maintenance/inventory programs and reporting capability provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize.

        Comdata’s payment services division provides pay cards used by its customers to pay their employees. Comchek eCash is a card-based service allowing employers to post or load payment of wages and other payments, such as expense reimbursements, to cards issued to employees and other recipients. Cardholders, in turn, may access these funds in a number of ways, including withdrawal of cash from ATMs, point-of-sale purchases at stores or issuance of a Comdata negotiable draft. Long distance telephone service is also available through the card.

       Sales and Marketing

        Comdata markets its card-based financial and data management services, delivered through both proprietary and branded payment networks, to several industries, the largest of which is the transportation industry. Comdata markets its services to the transportation industry through a direct sales force located at its headquarters in Brentwood, Tennessee, and operating throughout the United States and Canada. Comdata provides services to more than 20,000 over-the-road and local trucking fleets with more than 750,000 active fuel cards. Comdata also provides services to more than 8,000 truck stops, travel centers and repair facilities nationwide. Contracts generally range from one to three years in duration.

        Through SVS, Comdata markets its private label cash cards, electronic payroll cards and ancillary services through a direct sales force located in Louisville, Kentucky, operating throughout the United States, Canada, and expanding to Europe, most notably in the United Kingdom. SVS has contracts representing more than 200 retailers and oil companies to provide cash cards and/or payroll services. These contracts are generally three years in duration.

       Competition

        The principal competitive factors relevant to funds transfers are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card associations and companies, such as Visa, MasterCard, American Express and Discover, are significant competitors of Comdata since they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services, including First Data Corporation (as a result of First Data’s merger with Concord EFS, Inc. on February 26, 2004), T-Chek Systems, Inc., TransPlatinum Service Corp., and Wright Express LLC. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Some of Comdata’s competitors, such as Transportation Clearing House, LLC, an affiliate of Flying J, Inc., are under common ownership with entities that operate or franchise nationwide truck stop chains. In addition, Comdata competes with service centers, such as truck stops, that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

        While the majority of regulatory services continue to be performed in-house, at least one other nationwide company, Xero-Fax, Inc., and several regional companies, including The Permit Company, provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received. In addition, Comdata believes that technological advances, such as the Internet, will impact the way regulatory services are delivered. These advances may give rise to new competitors or change the way this service is offered.

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

        Comdata’s retail services division (which principally includes SVS) competes with a number of national companies in providing private label cards, including ValueLink, a subsidiary of First Data Corporation. Comdata’s retail services division competes on the bases of breadth of services offered, systems, technology and price. Comdata believes that one of the competitive weaknesses of its retail services division is that most of its competitors have established relationships with many of the potential customers of Comdata’s retail services division because these competitors provide additional and unrelated products and services to these customers, such as credit card processing and check authorization services. By providing these other services which Comdata’s retail services division does not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships. Another competitive weakness of Comdata’s retail services division is that its competitors have greater financial, sales and marketing resources and better brand name recognition than Comdata’s retail services division.

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

       Network and Data Processing Operations

        Comdata’s principal communications center for its funds transfer business is located at its headquarters in Brentwood, Tennessee. The SVS facility in Louisville, Kentucky serves as a secondary communications facility for the Brentwood, Tennessee operations, as well as serving as the primary communications center for SVS. Comdata receives telecommunications services from Sprint Corporation and MCI WORLDCOM Network Services, Inc. Substantially all of Comdata’s internal data processing functions for its transportation business, including its payment processing systems, are conducted in its headquarters located in Brentwood, Tennessee, with SVS operating a data processing facility for its business in Louisville, Kentucky.

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

        The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended
	December 31,

	2003	2002	2001

	(dollars in millions)
Research and development	$3.1	$2.4	$4.4
Percent of revenue (Restated in 2002 and 2001)	1.0%	0.8%	1.4%

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

Employees

        As of March 1, 2004, we employed approximately 9,320 people on a full-or part-time basis, including 7,289 full-time and 480 part-time employees of HRS and 1,402 full-time and 59 part-time employees of Comdata.

        We are currently negotiating a collective bargaining agreement relating to approximately 125 employees at our Eagan, Minnesota, work-life effectiveness service center facility. None of our other employees are covered by collective bargaining agreements. We have never experienced a work stoppage and we believe our employee relations are good.

Backlog

        Although our businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of our customer contracts used by our businesses are terminable by our customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, orders for products and services are terminable by our customers, and no order for one of our products or services is considered firm until it is delivered or installed and begins producing revenue. The timing of the delivery or installation of our products and services is largely dependent upon the customer. As such, we do not have backlog information that can be provided for our businesses.

        In our HRS business, we do, however, track the dollar value of product or service orders from our customers that have not yet been billed or installed. Although not a reported number, this metric is used by management as an indication of potential future revenue, a planning tool relating to resources needed to install products and services, and a means of assessing our performance against installation timing expectations of us and our customers.

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

        We also post other documents containing a substantial amount of information about our corporate governance on our website, including information relating to our corporate governance policies and practices, charters of our committees of the Board of Directors, code of conduct and other corporate governance matters. These documents are located in the “Corporate Governance” section of our website. Copies of all of our charters for each of our committees of the Board of Directors, corporate governance policies and guidelines, code of conduct and other corporate governance documents contained in the “Corporate Governance” section of our website may be obtained without charge by our stockholders by writing Ceridian Corporation, Attention: Corporate Secretary, 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425-1640.

        Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this report.

Item 1A. Executive Officers of the Registrant

        The following provides information on our executive officers as of March 1, 2004:

Name (Age)	Current Position

Ronald L. Turner (57)	Chairman, President and Chief Executive Officer
John R. Eickhoff (63)	Executive Vice President and Chief Financial Officer
Robert H. Ewald (56)	Executive Vice President and President, Ceridian Human Resource Solutions
Loren D. Gross (58)	Vice President and Corporate Controller
Shirley J. Hughes (58)	Senior Vice President of Human Resources
Gary A. Krow (49)	Executive Vice President and President of Comdata
Gary M. Nelson (52)	Executive Vice President, General Counsel and Corporate Secretary

        Our executive officers are annually elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. There are no immediate family relationships between or among any of our executive officers.

        Upon the completion of our spin-off from Ceridian’s predecessor on March 31, 2001, with the exception of Mr. Ewald, each of our executive officers resigned as an executive officer from Ceridian’s predecessor and was thereafter reappointed to the equivalent position within Ceridian. In connection with this spin-off, Messrs. Turner and Ewald resigned as directors of Ceridian’s predecessor and became directors of Ceridian. Except as specifically noted, our executive officers have held the following positions with Ceridian, Ceridian’s predecessor and certain other entities for the past five years:

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

        Robert H. Ewald has served as a director since February 1998 and Executive Vice President and President, Ceridian Human Resource Solutions since July 2003. Mr. Ewald was President and Chief Executive Officer of Scale Eight, a provider of file storage solutions, from October 2002 to July 2003; Executive Chairman of Learn2 Corporation, an e-learning company, from September 2001 to October 2002; President and Chief Executive Officer at E-Stamp Corporation, an internet postage company, from March 1999 to September 2001; and Executive Vice President and Chief Operating Officer of Silicon Graphics, a provider of high performance workstations, from October 1997 to July 1998.

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

Item 2. Properties

        Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of March 1, 2004, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; East Hanover, New Jersey; Louisville, Kentucky; Nashville, Tennessee; Dallas, Texas; Boston, Massachusetts; St. Petersburg, Florida; Philadelphia, Pennsylvania; Manitoba, Ontario, and Quebec, Canada; and London, England.

        The following table summarizes the usage and location of our facilities as of March 1, 2004:

Facilities

(in thousands of square feet)

	U.S.	Non-U.S.	Total

Type of Property Interest
Owned	393	0	393
Leased	1,972	413	2,385

Total	2,365	413	2,778
Property Interest by Segment
HRS	1,699	395	2,094
Comdata	419	18	437
Corporate	247	0	247

Total	2,365	413	2,778
Utilization of Property
Office, Computer Center & Other	2,183	413	2,596
Leased or Subleased to Others	182	0	182

Total	2,365	413	2,778

        We conduct a substantial portion of our operations in leased facilities, including our 211,000 square feet Minneapolis headquarters complex in Minneapolis, Minnesota. Most of these leases contain renewal options and require payment for taxes, insurance and maintenance.

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

        Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we may not ultimately incur charges in excess of presently or future established financial accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available reserves and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

SEC Investigation

        On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. The SEC has informed us that this is a non-public fact finding inquiry and that the investigation and document request does not mean that the SEC has concluded that we have violated any securities laws. We are fully cooperating with the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

        Our common stock is listed and trades on The New York Stock Exchange under the symbol “CEN”. The number of holders of record of our common stock on March 1, 2004 was 11,141. We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future. The transfer agent and registrar for our common stock is the Bank of New York.

        The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape for each quarterly period during the fiscal years ending December 31, 2003 and December 31, 2002.

2003	1Q	2Q	3Q	4Q

High	$16.05	$17.99	$20.35	$21.85
Low	12.58	13.30	16.71	18.70

2002	1Q	2Q	3Q	4Q

High	$22.50	$23.05	$19.02	$16.26
Low	17.00	18.05	13.10	11.40

Item 6. Selected Financial Data

	(Dollars in millions, except per share data)
	2003	2002	2001	2000	1999

		(restated)	(restated)	(restated)
Revenue(1)	$1,253.2	$1,191.0	$1,179.0	$1,174.8	$1,127.0

Earnings from continuing operations(2)	$124.8	$92.1	$46.9	$76.6	$104.4
Discontinued operations
Arbitron(3)	—	—	5.2	20.7	40.9

Net earnings	$124.8	$92.1	$52.1	$97.3	$145.3

Earnings Per Common Share
Basic
Continuing operations	$0.84	$0.62	$0.32	$0.53	$0.72
Net earnings	$0.84	$0.62	$0.36	$0.67	$1.01
Diluted
Continuing operations	$0.83	$0.61	$0.32	$0.52	$0.71
Net earnings	$0.83	$0.61	$0.35	$0.66	$0.98
Shares used in calculations (in thousands)
Basic	148,634	148,029	146,069	145,229	144,524
Diluted	151,101	150,562	148,596	146,734	147,964

Balance Sheet Data
Working capital	$314.2	$249.3	$189.6	$236.9	$174.7
Total assets before customer funds	$2,056.6	$2,030.0	$1,878.5	$2,056.8	$1,954.8
Customer funds	$3,132.1	$2,440.9	$2,170.9	$2,980.4	$2,305.4
Total assets	$5,188.7	$4,470.9	$4,049.4	$5,037.2	$4,260.2
Debt obligations	$163.5	$193.5	$237.9	$500.6	$611.3
Stockholders’ equity	$1,271.9	$1,119.7	$1,055.6	$933.3	$812.2

Equity Per Common Share	$8.48	$7.54	$7.21	$6.40	$5.61
Common shares outstanding at end of year (in thousands)	150,022	148,541	146,485	145,754	144,734

Number of Employees at End of Year(4)	9,300	9,400	9,500	9,700	9,500

(1)	For a description of the restatement due to a change in our revenue recognition policy for Comdata’s Stored Value Systems stored value card sales and processing, see Note B, “Restatement of Financial Statements,” to the consolidated financial statements contained in this report.

(2)	Earnings from continuing operations include unusual gains of $3.1 ($2.0 after-tax) in 2003 and unusual losses of $34.8 ($22.2 after-tax) in 2002, $48.3 ($31.7 after-tax) in 2001 and $30.5 ($18.7 after-tax) in 2000. The unusual gains and losses in 2003, 2002 and 2001 are further described in the section entitled “Unusual Items” in Part II, Item 7 contained in this report.

(3)	Includes earnings, net of costs related to the Arbitron spin-off, as further described in Note D, “Supplementary Data to Statements of Operations,” to the consolidated financial statements contained in this report.

(4)	Continuing operations only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8 of this report.

Overview

        Ceridian Corporation provides human resource solutions to employers through our Human Resource Solutions business segment operations located in the United States, Canada and the United Kingdom. We

also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States. Our businesses are more fully described in Part I, Item 1 of this report and in Note E, “Segment Data,” to our consolidated financial statements contained in this report.

        This discussion presents our views on our earnings and cash flow performance over the most recent three-year period and our financial condition at the end of the two most recent years in the following manner:

•	We begin this discussion with a management summary in which we provide a context for a review of our financial performance over the past three years and highlight those factors that we believe are most meaningful in assessing that performance. This includes highlights of our results of operations and cash flows for the past three years.

•	We then address our earnings performance in a section entitled “Results of Operations.” There we compare our performance from 2003 to 2002 and 2002 to 2001 on a consolidated basis for the whole company as well as for our Human Resource Solutions and Comdata business segments. Transactions affecting earnings that we consider unusual or nonrecurring are discussed in a subsection entitled “Unusual Items.”

•	We continue by discussing our financial condition and cash flow performance in further detail in a section entitled “Financial Condition.” There we describe the impact of particular developments that affected our cash balance through our operating, investing and financing activities. In a subsection entitled “Liquidity and Capital Resources,” we also discuss our plans for funding future major expenditures and any financial commitments, including those that are not reported on our consolidated balance sheet under current accounting rules.

•	We conclude our discussion by describing what we believe to be the most critical accounting policies in determining our financial condition and results of operations and the most significant risks and uncertainties facing our businesses.

        In the following tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development expense

•	“HRS” represents our human resource solutions business segment

•	“Comdata” represents our transportation and retail services business segment

•	“Other” relates to the results of our corporate center operations that were not allocated to our HRS and Comdata business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

•	“U.S.” represents the United States

Management’s Summary

        As described in more detail in Part I, Item 1 of this report, we redefined our company in 2001 as an information services company that operates principally in the human resource, transportation and retail markets. Our HRS business enables customers to outsource a broad range of employment processes. HRS operations are located primarily in the U.S. with significant subsidiary operations in Canada (Ceridian Canada) and the United Kingdom (Ceridian Centrefile). Through Ceridian Centrefile we are expanding our payroll services by engaging partners in other countries in Europe. Comdata is a payment processor and issuer of credit, debit and stored value cards principally for the transportation and retail industries. Comdata’s operations are located substantially in the U.S. with some operations in Canada and prospects of expanding into Mexico and Europe.

        The period covered by this discussion featured a number of events or arrangements that had or will have a significant effect on our financial condition and performance. You will find the following matters described in this discussion or through a reference to the notes to our consolidated financial statements.

•	New services offerings. New offerings have contributed significantly to revenue growth in 2003 in our HRS segment (examples include eSource, Official Ceridian Check/Ceridian Direct Deposit, Human Resource Outsourcing and SourceWeb) and in our Comdata segment (examples include BusinessLink and eCash). These service offerings are more fully described in Part I, Item 1 of this report.

•	Growth in orders and customers in 2002 and 2003. After experiencing growth in the value of HRS orders of 15% from 2001 to 2002, HRS order values grew an additional 7.5% in 2003. Major contributors to HRS order growth in 2003 included customers for our Human Resource Outsourcing offering and a mid-year contract with the U.S. Department of Defense for work-life effectiveness and employee assistance for members of the military services. For Comdata, new customer and order growth was particularly strong in our stored value card business in both 2002 and 2003 while transportation services also added new customers to a lesser degree in both years. Our measurements of customer retention for both segments also showed improvement over the prior year in both 2002 and 2003.

•	Acceleration of W-2 information delivery. In 2003, we succeeded in advancing the processing, delivery and billing of W-2 information for our customers. This accomplishment resulted in the recognition of $9.5 million of revenue in December 2003 that would otherwise been recognized in January 2004. Because the costs associated with W-2 activities are reported as incurred throughout the year, essentially this entire amount was reflected in 2003 earnings before income taxes. This means that 2003 revenue included two contributions for W-2 activities and 2004 results will include W-2 revenue only in December.

•	The effect of changing currency exchange rates. The strength of the Canadian dollar and British pound sterling against the U.S. dollar, particularly in 2003, contributed significantly to the revenue increases for our Ceridian Canada and Ceridian Centrefile subsidiaries.

•	Restatement for change in revenue recognition policy. On February 18, 2004, we announced that we are changing our revenue recognition policy at our Stored Value Systems (“SVS”) unit of Comdata. SVS provides stored value card and related processing principally to the retail industry. The change has been applied retroactively to all periods subsequent to January 1, 2000. The revised policy supercedes the revenue recognition policy adopted in July 2003 as well as the policy applied for periods prior to July 1, 2003. We present the revenue recognition policies for all our businesses in the section entitled “Revenue Recognition” in Note A, “Accounting Policies,” to our consolidated financial statements contained in this report.

The change in revenue recognition extends the period over which we recognize revenue and related costs from retail card sales and processing. The cumulative effect of the adjustment for the years 2000 through 2003 decreased retained earnings as of December 31, 2003 by $10.3 million. As a result, we have restated our consolidated financial statements for the years 2000 through 2003 and filed an amended 2002 Form 10-K and amended quarterly reports on Form 10-Q for the each of the quarters in 2003. The impact of the policy change is summarized below and more fully described in Note B, “Restatement of Financial Statements,” to our consolidated financial statements contained in this report.

(Dollars in millions, except per share data)	2003	2002	2001	2000

Revenue	$(20.9)	$(1.7)	$(10.8)	$(7.1)
Net earnings	$(3.2)	$(1.6)	$(2.6)	$(2.9)
Diluted earnings per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

•	Our software development arrangement with Ultimate Software. We contracted with The Ultimate Software Group, Inc. (“Ultimate”) in 2001 to obtain a license to use their software as part of a Web-enabled integrated payroll/HR/self-service offering to small business customers. This arrangement involved up front payments of $10.0 million in 2001 and $6.5 million in 2002 and a commitment for additional minimum monthly payments beginning with January 2004 totaling $26.7 million over the remaining noncancelable term of the contract including March 2008. These payments included $10.5 million for a paid-up license and a $6.0 million prepayment of the minimum royalty for 2003. We spent an additional $16.9 million during 2002 and early 2003 to incorporate the licensed software into a new product offering that we call SourceWeb. We offered SourceWeb to our customers in the first quarter of 2003 and began monthly amortization of the $10.5 million capitalized license cost and $13.9 million of the $16.9 million of additional software development cost. Also in the first quarter of 2003, we entered into a services agreement with Ultimate for extended technical support that required quarterly payments during 2003 totaling $2.3 million. We commenced monthly charges to operations for the services agreement and the $6.0 million prepaid royalty for 2003 as of January 2003. We estimate that our incremental costs in 2003 compared to 2002 in connection with the introduction of SourceWeb amounted to $20.5 million. We discuss this arrangement and SourceWeb in the “Results of Operations” and “Liquidity and Capital Resources” subsections of this discussion.

•	Our principal defined benefit pension plan. Declines in equity securities market values and in interest rates resulted in our principal pension plan, which had been over-funded for many years, becoming an under-funded plan. This change in funded status required that we reclassify the amount reported as a pension asset at the end of 2000 into a combined reduction of our equity and an increase in our liabilities. As a further result of this change in funded status, our earnings before income taxes was reduced by $12.3 million in 2003 compared to 2002. We made cash contributions to this plan during 2003 of $103.7 million. We do not presently plan to make additional contributions to this plan in 2004 although subsequent investment performance, interest rate changes or regulatory actions may require a reconsideration of this position. We discuss our pension and postretirement obligations in the “Liquidity and Capital Resources” section of this discussion and in Note H, “Retirement Plans,” to our consolidated financial statements contained in this report.

       Comparison of Annual Periods Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Operations Highlights As Reported

(Dollars in millions, except per share data)

	Years ended December 31,

	2003	2002	2001

		(restated)
Revenue	$1,253.2	$1,191.0	$1,179.0
Net earnings	$124.8	$92.1	$52.1
Earnings from continuing operations	$124.8	$92.1	$46.9
Earnings and gain from disposition of discontinued operations	$—	$—	$5.2
Diluted shares used in calculations (in thousands)	151,101	150,562	148,596
Net earnings per diluted share	$0.83	$0.61	$0.35
Earnings from continuing operations per diluted share	$0.83	$0.61	$0.32

       Results of Operations Overview for the Three Years Ended December 31, 2003

        Revenue of $1,253.2 million for 2003 increased by $62.2 million over 2002 revenue as both HRS and Comdata contributed to the improved results. Revenue for 2002 of $1,191.0 million showed an increase of $12.0 million over the comparable 2001 amount. Earnings from continuing operations increased to $124.8 million (83¢ per diluted share) in 2003 from $92.1 million (61¢ per diluted share) in 2002 and

$46.9 million (32¢ per diluted share) in 2001. If we eliminated goodwill amortization and related income taxes from the 2001 amounts to compare with the 2002 treatment, earnings from continuing operations for 2001 would have been $77.2 million (52¢ per diluted share). The gain from discontinued operations included in net earnings in 2001 related to the spin-off of Arbitron Inc., discussed in the section entitled “Discontinued Operation” of Note D, “Supplementary Data to Statement of Operations,” to our consolidated financial statements contained in this report.

        Further information on results of operations is presented in the following section of this discussion entitled “Results of Operations.”

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Years ended December 31,

	2003	2002	2001

Operating activities	$79.6	$148.9	$173.9
Investing activities	(57.4)	(115.9)	(106.7)
Financing activities	(37.5)	(15.1)	(56.1)
Effect of exchange rate on cash and equivalents	5.2	0.2	—

Net cash flows provided (used)	$(10.1)	$18.1	$11.1

Cash and equivalents at end of year	$124.2	$134.3	$116.2

       Cash Flows Overview for the Three Years Ended December 31, 2003

        Our cash and equivalents decreased by $10.1 million to $124.2 million during 2003, increased by $18.1 million to $134.3 million during 2002 and increased $11.1 million to $116.2 million during 2001. Cash flows from operating activities in 2003 reflected employer contributions to our principal defined benefit pension plan trust of $103.7 million where there had been no such contributions in the comparative prior years.

        Net cash outflows for investing activities amounted to $57.4 million in 2003, $115.9 million in 2002 and $106.7 million in 2001. Investing cash outflows included capital expenditures of $80.5 million during 2003, $66.1 million in 2002 and $94.0 million in 2001. Cash outflows for businesses acquired amounted to $1.7 million in 2003, $50.3 million in 2002 and $30.2 million in 2001. We received proceeds from sale of businesses and assets of $24.8 million in 2003, $0.5 million in 2002 and $18.7 million in 2001.

        Net cash outflows for financing activities amounted to $37.5 million in 2003, $15.1 million in 2002 and $56.1 million in 2001. In 2001, we completed the Arbitron spin-off, which required new financing arrangements. We combined a $225.0 million contribution by Arbitron with net new borrowings under revolving credit agreements and cash balances to pay off $456.6 million of outstanding senior notes. Net new borrowings under revolving credit agreements in 2001 amounted to $166.4 million. We reduced the debt remaining at December 31, 2001 by $44.6 million in 2002 and $49.6 million in 2003. We also made payments of capital lease obligations of $1.4 million in 2003. Financing cash outflows for repurchase of Ceridian common stock amounted to $28.8 million in 2003 and $5.4 million in 2002. Cash inflows from financing activities included exercises of stock options and employee stock purchases of $42.3 million in 2003, $34.9 million in 2002 and $9.1 million in 2001.

        Significant changes in currency exchange rates resulted in adding $5.2 million to the carrying value of cash and equivalents in 2003 compared to negligible impacts in 2002 and 2001.

        Further information on cash flows is presented in a following section of this discussion entitled “Financial Condition,” including the impact on cash flows of our reclassification of benefits services customer funds and obligations in 2003.

Results of Operations

       2003 Compared to 2002

Statements of Operations Comparisons

(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue

	2003	2002	$	%	2003	2002

		restated
Revenue	$1,253.2	$1,191.0	62.2	5.2	100.0	100.0
Cost of revenue	580.6	561.1	19.5	3.5	46.3	47.1
SG&A expense	415.4	389.4	26.0	6.6	33.1	32.7
R&D expense	64.7	59.3	5.4	9.0	5.2	5.0
Other expense (income)	(2.5)	34.3	(36.8)	NM	(0.2)	2.9
Interest income	(2.0)	(2.1)	0.1	(5.4)	(0.2)	(0.2)
Interest expense	4.8	6.6	(1.8)	(27.1)	0.4	0.6
Total costs and expenses	1,061.0	1,048.6	12.4	1.2	84.7	88.0
Earnings before income taxes	192.2	142.4	49.8	35.0	15.3	12.0
Income taxes	67.4	50.3	17.1	34.0	5.4	4.2
Earnings from continuing operations	$124.8	$92.1	32.7	35.6	10.0	7.7
Diluted EPS from continuing operations	$0.83	$0.61	0.22	36.1	NM	NM

       Consolidated Results — Overview

        The following factors, which significantly influenced the revenue and profitability performances of our business segments in 2003, are discussed in the following section of this discussion entitled “Business Segment Results.”

•	Contributions from businesses acquired for HRS in 2002

•	Impact of currency rate changes on HRS international results of operations

•	Growth in Comdata’s retail cards in use and processing

•	New customers and service offerings in both business segments

•	Higher levels of HRS invested customer funds and lower interest rates

•	Acceleration of W-2 processing, delivery and billing into 2003 from 2004

•	Lower sales of equipment and permitting services by Comdata

•	Lower employment levels of our HRS customers

        Our 2003 interest income decreased by $0.1 million compared to 2002 as the benefit of a higher average level of cash and equivalents was more than offset by lower interest rates.

        Our 2003 interest expense declined by $1.8 million compared to 2002 as a result of a lower level of outstanding debt and lower interest rates. Our average outstanding borrowings under U.S. credit facilities decreased from $207.3 million for 2002 to $174.5 million for 2003. Our average effective interest rate on these facilities declined from 2.67% for 2002 to 2.25% for 2003. A further discussion of our financing arrangements can be found in Note J, “Financing,” to the consolidated financial statements and in the “Financial Condition” section of this discussion under the heading “Financing.”

        Income taxes increased by $17.1 million from 2002 to 2003 due largely to the increase in earnings before income taxes. The reported effective tax rate decreased from 35.3% for 2002 to 35.0% for 2003.

       Business Segment Results

Segment Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2003	2002	$	%	2003	2002

		(restated)
Revenue
HRS	$935.1	$878.1	57.0	6.5	74.6	73.7
Comdata	318.1	312.9	5.2	1.6	25.4	26.3
Total	$1,253.2	$1,191.0	62.2	5.2	100.0	100.0
Earnings before interest and taxes
HRS	$90.3	$50.6	39.7	78.5	9.7	5.8
Comdata	104.7	92.2	12.5	13.7	32.9	29.4
Other	—	4.1	(4.1)	NM	NM	NM
Total	$195.0	$146.9	48.1	32.8	15.6	12.3

We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

        HRS. The increase of $57.0 million in HRS revenue in 2003 compared to 2002 reflected increases of $39.0 million from U.S. operations and $18.0 million from Ceridian Canada and Ceridian Centrefile operations. Businesses acquired during 2002 contributed $18.2 million of post-acquisition revenue growth to U.S. operations in 2003. The accelerated processing, delivery and billing of 2003 W-2 forms in December 2003, described in the section entitled “Management’s Summary” earlier in this discussion, contributed $9.5 million to the revenue increase from U.S. operations. Strengthening of the Canadian dollar and British pound sterling against the U.S. dollar added $19.2 million to 2003 revenue for our international operations.

        Revenue from the return on invested customer funds increased by $1.3 million in 2003 with the benefit of a higher average invested balance contributing $10.3 million while a lower average yield reduced revenue by $9.0 million. The average balance of invested customer funds increased by $212.1 million, or 11.1%, to $2,138.4 million in 2003 from $1,926.2 million in 2002 largely due to growth in a new direct deposit payroll service and the effect of the strengthening Canadian dollar on Ceridian Canada invested customer funds. The average yield on invested customer funds declined to 4.41% in 2003 from 4.83% in 2002, including the benefit of our interest rate hedges.

        Revenue from U.S. operations benefited in 2003 from increases of $25.5 million in payroll and tax filing services, $11.5 million in benefits services revenue and $2.0 million from our work life effectiveness and employee assistance programs (“LifeWorks”). In addition to the increased return on invested customer funds and the $9.5 million of additional W-2 revenue, the 2003 increase in payroll and tax filing revenue included an additional $17.4 million from net additions of customers receiving repetitive services and growth in sales of add-on services. The net benefit to payroll and tax filing revenue from price increases in 2003 amounted to $5.3 million. Employee populations for our continuing customers declined about 1% from the 2002 level, reducing payroll and tax filing revenue by $8.0 million in 2003. The $11.5 million increase in benefits services revenue in 2003 substantially related to the contribution of Great Lakes Strategies, a business that we acquired in December 2002. The $2.0 million increase in LifeWorks revenue reflected an additional $6.1 million from the commencement of service deliveries during the last half of 2003 under a U.S. Department of Defense contract, which largely offset the revenue decrease from customer losses.

        Ceridian Canada revenue increased by $14.4 million in U.S. dollar terms in 2003 and by $1.8 million without regard to changes in currency exchange rates. Increased revenue at Ceridian Canada from small business customers, add-on services and employee assistance services more than offset the decrease in revenue resulting from a reduced number of customer employees. Ceridian Centrefile reported $3.6 million more revenue in 2003 in U.S. dollar terms. Without regard to currency changes, Ceridian Centrefile revenue declined by $3.4 million in 2003. Major factors contributing to Ceridian Centrefile’s revenue decline included 2002 non-repetitive services for a major customer that was not replaced, lower levels of customer employees, and slippage of installations from late 2003 to 2004.

        HRS costs and expenses increased by $17.3 million in 2003. If we exclude a net reduction in other expense (income) from 2003 compared to 2002 of $30.5 million, the increase in HR costs and expenses would be $47.8 million, in 2003. Other expense (income) for HRS in 2002 included unusual items that resulted in a net expense of $26.1 million that included write-downs of marketable securities and software, severance and other exit costs. We discuss these items in a section of this discussion entitled “Unusual Items.” In 2003, HRS other expense (income)  reflects income of $4.4 million largely from a net gain from the sale of marketable securities and land not used in our business. Factors generally affecting the comparison of 2003 HRS costs and expenses to 2002 included costs associated with businesses acquired in 2002, the effect of currency exchange rate changes in 2003, and higher 2003 SourceWeb and pension costs.

        Cost of revenue for HRS increased by $14.0 million in 2003. In U.S. operations, cost of revenue increased by $7.5 million in 2003 compared to 2002. Cost of revenue for U.S. payroll and tax filing operations increased by $6.2 million as costs associated with the 2003 offering of SourceWeb added $9.7 million and 2002 acquisitions added $4.4 million. Lower production and supplies costs and external contract and consulting costs reduced cost of revenue by $7.9 million. The acceleration of 2003 W-2 revenue into December 2003 did not have a material effect on the cost of revenue comparison, since the timing of incurrence of related costs was largely unaffected. Cost of revenue for benefits services increased by $3.4 million. The additional cost of revenue for Great Lakes Strategies, acquired in December 2002, and the impact of staff increases were offset in part by a reduction of external consulting costs incurred in connection with the transfer of certain benefits services operations begun in 2002 and completed in 2003. Cost of revenue for LifeWorks decreased by $2.1 million in 2003 due to staff reductions.

        Cost of revenue in Ceridian Canada operations increased by $1.5 million in 2003 as currency rate changes added $5.2 million to the 2003 amount. Without regard to the currency effect, Ceridian Canada cost of revenue declined by $3.7 million due to changes in services mix and cost reduction efforts, particularly in the last half of 2003. Cost of revenue in Ceridian Centrefile operations increased by $5.0 million as currency rate changes added $3.5 million and additional costs, primarily associated with geographic market expansion and new customer implementations, added $1.5 million.

        The 2003 increase in SG&A expense for HRS amounted to $29.1 million over the 2002 amount. Selling expense in HRS grew by $24.9 million in 2003 of which $19.4 million occurred in U.S. operations and $5.5 million in international operations. The increase of $19.4 million in U.S. operations reflected a higher staffing level, higher commissions related to the continued growth in orders, and incremental costs associated with businesses acquired in 2002 as well as $6.4 million related to the introduction in 2003 of SourceWeb. The $5.5 million increase in selling expense for Ceridian Canada and Ceridian Centrefile operations included a $2.1 million impact from currency rate changes and $3.4 million related in large part to increased marketing efforts and small business development.

        General and administrative expense in HRS increased in 2003 by $4.2 million including an increase of $5.6 million for Ceridian Canada and Ceridian Centrefile operations that was offset in part by a reduction of $1.4 million in U.S. operations The $5.6 million increase included $3.8 million for Ceridian Canada of which $3.4 million related to currency rate changes and $1.8 million for Ceridian Centrefile, which included an addition of $2.2 million for currency rate changes. The $1.4 million decrease for

U.S. operations included a $9.2 million increased pension allocation that was more than offset by the effects of staff reductions and reduced provisions for incentive payouts in 2003.

        R&D expense increased by $4.7 million over 2002 including $4.3 million of additional product development efforts related to SourceWeb in U.S. operations and the reassignment of resources from capitalized projects completed in 2002. The increase in other expense (income) from an expense of $26.1 million in 2002 to income of $4.4 million in 2003 is further discussed in the section below entitled “Unusual Items.”

        Comdata. Comdata revenue increased by $5.2 million in 2003 compared to 2002 as revenue from retail card sales and processing grew significantly and improving general economic conditions began to benefit transportation revenue performance. Revenue from retail card sales and transaction processing increased by $14.8 million in 2003 over 2002 due to a higher level of cards in use and transaction volume and the addition of new customers. Revenue in the over-the-road business in 2003 was essentially unchanged compared to 2002. Revenue from sales of equipment to truck stops decreased by $7.2 million in 2003 as we believe customers continued to restrain their capital spending. Truck stop service fees decreased by $0.7 million. Business fleet revenue grew by $2.8 million in 2003 over 2002 as major local fueling customers increased their utilization of Comdata products and services. Phone services revenue declined by $2.9 million in 2003. Regulatory compliance revenue, including permitting and pilot services, declined by $2.0 million compared to 2002 as cooperative efforts by permit issuers continued to reduce the volume of transactions.

        Comdata costs and expenses decreased by $7.3 million in 2003 compared to 2002. Cost of revenue increased by $5.6 million in 2003. Costs related to SVS card sales and processing increased by $9.2 million. The change in cost of revenue included a $4.6 million reduction for equipment sales to truck stops and an increase in bank fees of $1.7 million.

        Comdata SG&A expense decreased by $2.7 million in 2003 compared to 2002. The decrease related primarily to a reduction of $2.1 million in the provision for doubtful accounts and $3.7 million due to the conclusion of certain contracted services and amortization on certain intangible assets in late 2002. The reduction in the provision for doubtful accounts reflected continued improvement in the quality of receivables in 2003 and a bankruptcy filing by a major customer in 2002. These decreases were offset in part by higher compensation expense and an increase of $3.1 million in allocated corporate costs due to higher pension costs. Other expense (income) decreased by $11.0 million in 2003 due primarily to the 2002 factoring receivables loss of $9.8 million and a September 2003 payment of $1.9 million to settle a dispute with a vendor. These costs are further described in the section below entitled “Unusual Items.”

        Other. The reported other income of $4.1 million for 2002 results from reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. Further details on this other expense (income) item appears in the section of this discussion entitled “Unusual Items.”

2002 Compared to 2001

Statements of Operations Comparisons

(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue

	2002	2001	$	%	2002	2001

	(Restated)
Revenue	$1,191.0	$1,179.0	12.0	1.0	100.0	100.0
Cost of revenue	561.1	561.8	(0.7)	(0.1)	47.1	47.7
SG&A expense*	389.4	382.4	7.0	1.9	32.7	32.4
R&D expense	59.3	59.0	0.3	0.5	5.0	5.0
Other expense (income)	34.3	48.2	(13.9)	(28.9)	2.9	4.1
Interest income	(2.1)	(6.5)	(4.4)	(67.7)	(0.2)	(0.5)
Interest expense	6.6	19.0	(12.4)	(65.2)	0.6	1.6
Total costs and expenses*	1,048.6	1,063.9	(15.3)	(1.4)	88.0	90.2
Earnings before income taxes*	142.4	115.1	27.3	23.7	12.0	9.8
Income taxes*	50.3	37.9	12.4	32.9	4.2	3.2
Earnings from continuing operations*	$92.1	$77.2	14.9	19.2	7.7	6.5
Diluted EPS from continuing operations*	$0.61	$0.52	0.09	17.3	NM	NM
Earnings from cont. ops. as reported	$92.1	$46.9	45.2	96.4	7.7	4.0
Diluted EPS from cont. ops. as reported	$0.61	$0.32	0.29	90.6	NM	NM

(*)	We eliminated goodwill amortization from reported 2001 amounts in order to compare with the required treatment for 2002. Its elimination reduced SG&A expense by $35.1 million and increased income taxes by $4.8 million. In turn, this increased earnings from continuing operations by $30.3 million and earnings per diluted share by 20 cents.

       Consolidated Results — Overview

        The following factors significantly influenced our revenue and profitability performances in 2002:

•	Lower employment levels of our HRS customers

•	Impact of lower interest rates on our investments of HRS customer funds

•	Higher level of HRS payroll and tax filing installations

•	Acquisitions and dispositions of businesses in HRS

•	Higher levels of Comdata retail cards in use and processing

•	Lower revenue from the sale of equipment and permitting services by Comdata

•	Changes in fuel prices and transaction volumes at Comdata

        As publicly reported employment levels in the private sector continued to fall during 2002, so did employment levels for our HRS customers, although at a slower rate of decline than we experienced in 2001. These lower employment levels translated into fewer fee-producing transactions and lower balances of customer funds available for revenue-producing investment. Interest rates continued to decline in 2002, though not as steeply as in 2001. Our strategy of investing a portion of customer funds in long-term securities and using interest rate contracts to reduce the variability in investment yields limited the adverse effect of lower rates. While we continued to experience HRS customer deferrals of installations in 2002, the install rate increased significantly during the last half of the year. We disposed of our Usertech business in the third quarter of 2001; and in 2002, we acquired SYLINQ Corporation in March, HR Comply in June and certain assets of Great Lakes Strategies in December. We further describe our business and asset acquisitions in a note to our consolidated financial statements entitled “Investing Activity” and in the “Financial Condition” section of this discussion under the heading “Investing.”

        Growth in Comdata’s retail card sales and processing business in 2002 compared to 2001 contributed significantly to revenue. Sales of point of sale terminals by Comdata slowed in 2002 along with the economy. Over the course of 2002, the volume of Comdata transportation card transactions increased modestly, while fuel prices rose over the prior year level in the fourth quarter of 2002. Further details are provided in the following section of this discussion entitled “Business Segment Results.”

        Our total costs and expenses (without goodwill amortization of $35.1 million in 2001) for 2002 decreased by $15.3 million from the 2001 amount. Cost of revenue decreased by $0.7 million while SG&A expense increased by $7.0 million. R&D expense changed little between the two years. Other expense (income) amounted to $34.3 million in 2002 compared to $48.2 million in 2001, down $13.9 million. The principal contributors to other expense (income) in 2002 included unusual items consisting of asset write-downs of $24.6 million involving minority investments, software and factoring receivables and net charges of $10.2 million largely related to business consolidation efforts. Other expense (income)  for 2001 included unusual items consisting of $53.7 million of litigation costs and $12.8 million of asset write-downs and consolidation costs, offset by gains of $18.2 million from marketable and derivative securities. Unusual items reported in other expense (income) are described in the section of this discussion entitled “Unusual Items.” Further details on total costs and expenses are provided in the following section entitled “Business Segment Results.”

        Our 2002 interest income decreased by $4.4 million compared to 2001 due largely to lower rates. We also received interest income in 2001 related to a tax refund and from yields on an accumulation of cash in the first quarter of 2001 in preparation for the Arbitron spin-off.

        Our 2002 interest expense declined by $12.4 million compared to 2001 as a result of a lower level of outstanding debt and lower interest rates. By the end of 2001, we had paid all amounts outstanding under our Canadian revolving credit agreements. At the time of the Arbitron spin-off in March 2001, we retired $430.0 million of 7.25% senior notes by using a $225.0 million payment by Arbitron, a drawing of $235.0 million on our U.S. revolving credit facility and existing cash balances. The Canadian facility and the senior notes contributed $8.3 million to 2001 interest expense. During 2002, we reduced our borrowings under U.S. credit facilities from $235.0 million to $190.0. The average outstanding balance under these facilities decreased from $208.6 million in 2001 to $207.3 million in 2002. Our average effective interest rate on these facilities declined from 4.73% in 2001 to 2.67% in 2002. A further discussion of our financing arrangements can be found in a note to the consolidated financial statements entitled “Financing” and in the “Financial Condition” section of this discussion under the heading “Financing.”

        Income taxes, excluding the effect of goodwill, increased by $12.4 million from 2001 to 2002 due largely to the increase in earnings before income taxes. The reported effective tax rate decreased from 41.3% for 2001 to 35.3% for 2002 largely due to the elimination of goodwill amortization for financial reporting purposes in 2002. Much of the goodwill amortization was not tax deductible.

       Business Segment Results

Segment Comparisons

(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue

	2002	2001	$	%	2002	2001

	(Restated)
Revenue
HRS	$878.1	$873.8	4.3	0.5	73.7	74.1
Comdata	312.9	305.2	7.7	2.6	26.3	25.9
Total	$1,191.0	$1,179.0	12.0	1.0	100.0	100.0
Earnings before interest and taxes*
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

        HRS. The increase in HRS revenue in 2002 compared to 2001 reflected increases of $3.6 million from ongoing U.S. operations and $7.8 million from HRS operations at Ceridian Canada and Ceridian Centrefile. The sale of our Usertech employee training business in August 2001 adversely affected the comparison by $7.1 million, reducing the net increase over 2001 to $4.3 million. Businesses acquired during 2002 provided $6.4 million of the U.S. operations revenue benefit to the comparison, as well as post-acquisition revenue growth.

        Revenue from U.S. operations in 2002 benefited from increases of $8.3 million in benefits services revenue and $4.3 million from LifeWorks, due primarily to acquisitions. Payroll and tax filing services in the U.S. experienced a $9.0 million reduction in revenue compared to 2001. The reduced revenue largely reflected lower customer employment levels and lower investment yields. The decline in customer employment levels was at approximately 1.5% at the end of 2002 compared to approximately 3% at the end of 2001. We estimate that 1.5% decline represents approximately $20.6 million of lost revenue in 2002. Interest income from investment of customer funds included in HRS revenue decreased by $13.0 million as the average yield fell from 5.50% for the 2001 period to 4.83% for the 2002 period. The revenue comparison benefited from a higher level of payroll and tax filing installations, particularly in the last half of the year, and a targeted price increase effected in the first quarter of 2002. The average balance of these investments for 2002 remained at the 2001 level as the benefit from a pickup in installations offset the adverse effect of the decline in the number of employees of existing customers and lower U.S. federal income tax withholding resulting from tax rate reductions effective in July 2001 and January 2002.

        Revenue performance for Ceridian Canada changed little from the 2001 level in 2002 as the adverse effects of lower employment levels at larger customers and lower investment yields were largely offset by growth in the small business market and nonrecurring sales. Ceridian Centrefile produced $7.8 million more revenue in 2002 than in 2001 due to growth in outsourcing revenue and expansion of services offerings. Changes in foreign currency exchange rates benefited the international operations revenue comparison by $1.6 million in 2002.

        During 2002, we had in place active interest rate contracts covering an average of $800.0 million of short-term customer funds investments that, at December 31, 2002, had an average floor of 5.08% and cap of 5.91%. These contracts, along with longer term investments and floating rate debt, reduced the impact of the decline in interest rates during 2002. During 2002, use of these interest rate contracts benefited revenue cash flows by $26.9 million and is expected to benefit 2003 revenue cash flows by $29.0 million based on expected future interest rates. Interest rate contracts are further discussed in Note A, “Accounting Policies,” (under the heading “Cash and Investments, including Derivatives”) and Note K, “Commitments and Contingencies,” and in Part II, Item 7A of this report.

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

        Cost of revenue (without Usertech) increased by $5.3 million in 2002 compared to 2001. The consolidation of 25 district processing centers into four regional centers and other productivity efforts during the past two years reduced U.S. payroll and tax filing cost of revenue by $15.6 million compared to 2001, primarily by staff reductions. Higher levels of depreciation and amortization and increased royalties added $3.2 million to payroll and tax filing cost of revenue in 2002.

        In 2002, we benefited from a full year of cost of revenue savings of $4.0 million from the 2001 LifeWorks consolidation of our Boston, Massachusetts operation into our Philadelphia, Pennsylvania operation. We also incurred incremental costs in LifeWorks of $1.2 million in 2001 related to the 9/11 event. We reduced our LifeWorks costs in 2002 by another $4.4 million largely by bringing research activities in-house that had been provided by outside consultants. Cost of revenue of $3.8 million from the addition of HR Comply in 2002 offset these LifeWorks savings.

        Cost of revenue in benefits services operations increased by $17.1 million of which $3.3 million resulted from the added costs of SYLINQ and Great Lakes Strategies in 2002. Early in 2002, we closed facilities in California and Virginia and transferred their retirement planning services activities into other benefits services operations. In connection with this consolidation, we incurred transitional and additional systems costs of approximately $6.8 million in the third and fourth quarter of 2002 that were included in cost of revenue. Other increases in benefits services operations cost of revenue of $7.0 million in 2002 related primarily to a higher volume of activity and reassignment of staff to administrative functions.

        Cost of revenue in Ceridian Canada operations increased by $2.6 million in 2002 due primarily to an increase in the proportion of revenue from nonrecurring sales and the introduction of new service offerings. Cost of revenue in Ceridian Centrefile operations increased by $3.8 million primarily as a result of revenue growth and geographic market expansion.

        The 2002 increase in SG&A expense (without goodwill amortization and Usertech) for HRS amounted to $7.3 million over the 2001 amount. Selling expense in HRS grew by $11.9 million in comparison to 2001 reflecting increased marketing efforts in the U.S. operations and at Ceridian Centrefile, and higher commissions arising from the continued growth in orders. The increased marketing effort in U.S. operations related in large part to acquired businesses and small business development. Usertech expenses, eliminated by its sale, reduced the increase in selling expense by $0.9 million. General and administrative expense in 2002 decreased by $4.6 million, primarily in U.S. operations, due to the elimination of 2001 Usertech expenses of $2.4 million from the comparison. Cost savings from facility consolidations and reduced provisions for incentive compensation further reduced these costs. R&D expense increased by $2.2 million over 2001, reflecting additional U.S. payroll, benefit services and tax filing services product development efforts. The increase in other expense (income) from $3.6 million in 2001 to $26.1 million in 2002 is further discussed in the section of this discussion entitled “Unusual Items.”

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

        Comdata reduced costs and expenses (without 2001 goodwill amortization of $8.9 million) by $46.1 million in 2002 compared to 2001. Costs of revenue related to retail card sales and transaction processing increased by $9.0 million in 2002 compared to 2001. Reductions in cost of revenue included $1.5 million of lower phone services costs. The lower levels of sales of equipment to merchants and regulatory compliance services and renegotiated telecommunications rates also contributed $2.5 million to reducing cost of revenue. Cost savings in 2002 from operating efficiency efforts in customer relations and technology functions produced a $3.6 million reduction in cost of revenue and a $1.9 million reduction in R&D expense compared to 2001. Comdata increased its provision for doubtful accounts in general expense by $1.3 million in 2002 over 2001 due largely to a bankruptcy filing by a major customer. Other expense (income) included a $9.8 million factoring receivables loss in the third quarter of 2002 and $52.4 million of litigation costs in the second quarter of 2001. Costs related to the cancellation of the outsourced transaction processing contract and facility consolidations, included in other expense (income), declined from $6.6 million in 2001 to $3.0 million in 2002. These other expense (income) items are further described in the section below entitled “Unusual Items.”

        Other. The reported other income of $4.1 million for 2002 results from reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. The reported other income for 2001 includes a gain of $15.6 million related to sales of marketable securities described in the note to consolidated financial statements entitled “Investing Activity.” The 2001 gain was reduced by a provision for litigation costs not allocated to the business segments. Further details on these unusual gains and losses appear in the following section of this discussion entitled “Unusual Items.”

       Unusual Items

        The comparison of our earnings from continuing operations is significantly affected by a number of unusual events and transactions. We also have presented information on this subject in a note to our consolidated financial statements entitled “Supplementary Data to Statements of Operations.”

Unusual Losses (Gains or Recoveries)

(Dollars in millions)

	Years Ended
	December 31

	2003	2002	2001

Litigation and contract settlement costs	$1.9	$0.8	$53.7
Gain on sale of land	(1.6)	—	—
Loss (gain) on sale of marketable securities	(3.4)	6.3	(15.6)
Accrued exit costs, net of recoveries	—	13.5	6.7
Factoring receivables loss	—	9.8	—
Asset write-downs	—	6.7	6.1
Loss (gain) on derivative securities	—	1.8	(2.6)
Reduction in environmental accrual	—	(4.1)	—

Total unusual losses reported in other expense (income)	$(3.1)	$34.8	$48.3

HRS	$(5.0)	$26.1	$3.6
Comdata	1.9	12.8	59.0
Other	—	(4.1)	(14.3)

Total unusual losses reported in other expense (income)	$(3.1)	$34.8	$48.3

        During September 2003, we sold 785,000 common shares of Ultimate for proceeds of $5.9 million and a net gain of $3.0 million. In addition we sold 137,158 common shares of U.S.I. Holdings Corporation (“USIH”)for proceeds of $1.8 million and a net gain of $0.4 million. During the fourth quarter of 2003, we sold parcels of land not used in operations in St. Petersburg, Florida and New Albany, Indiana for a gain of $1.6 million. We further describe these transactions in a note to our consolidated financial statements entitled “Investing Activity.” During the third quarter of 2003, Comdata settled a contract dispute with a vendor by making a payment of $1.9 million.

        During the first quarter of 2002, we announced a series of actions intended to consolidate certain operations in both of our business segments and recorded accrued exit costs of $9.0 million. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into four regional processing centers resulted in the accrual of $7.5 million for exit costs. We completed this effort before the end of 2002 and estimate that we saved approximately $6.5 million during 2002, primarily from staff reductions, and anticipate that we will reduce our costs by approximately $12 million annually going forward. Of the $7.5 million accrual, $5.3 million related to severance costs for 317 employees all of whom were terminated by December 31, 2002, and $2.2 million represented other exit costs, primarily related to lease terminations. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, including 67 terminated by December 31, 2002 with the remainder in 2003, and other exit costs of $0.5 million, primarily related to lease terminations.

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

        During the third quarter of 2002, we examined purchases of receivables from certain trucking companies by Comdata’s factoring business that had grown rapidly during 2002 and found that the debtors could not be verified. In the meantime, the parties that had sold us the receivables declared bankruptcy. We also made certain modifications to our policies and procedures related to the factoring business. We recorded the full amount of the loss of $9.8 million, including $0.3 million of investigative costs incurred. Due to the unusual and non-recurring nature of the loss, we have reported the loss as other expense (income).

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

        Also in the fourth quarter of 2002, HRS recorded a $7.8 million write-down of the carrying values of certain marketable equity and cost-based investments, recorded a $1.8 million loss related to derivatives and wrote off the $0.3 million carrying value of an abandoned software product. The investment write-down related primarily to our December 2001 cost-based investment in USIH preferred stock in connection with a joint marketing agreement, which was converted to common stock as a result of an initial public offering in October 2002. The $1.8 million loss on derivatives represented the amortization of a portion of the previously deferred $2.6 million gain on derivatives recorded in the first quarter of 2001. The remaining $0.8 million was charged to operations during 2003 as the derivatives to which the deferred gain relates expired. We also recorded $0.8 million of other unusual costs in HRS for a litigation settlement.

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

        During the first quarter of 2001, we took certain actions in Comdata and HRS that were expected to improve operational efficiency, take advantage of technological opportunities and further focus our HRS businesses. These actions resulted in accrued exit costs of $9.9 million and asset write-downs of $6.1 million. We paid these accrued exit costs in full by the end of 2001. We also recovered $3.2 million of costs accrued during the first quarter of 2000, due to a revision of the estimated cost related to those actions.

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

        In March 2001, HRS transferred most of its LifeWorks employee effectiveness services operation in Boston, Massachusetts into a related operation in Philadelphia, Pennsylvania; and we decided to sell our Usertech employee training business. As a result of these actions, unrecoverable goodwill of $1.9 million related to Usertech and $1.1 million of equipment related to the Boston operation were recorded as asset write-downs. We sold Usertech in the third quarter of 2001. In addition, HRS charged $2.3 million of severance costs for approximately 250 employees and $1.0 million of excess facility costs to operations and recorded these costs as accrued exit costs. These charges were offset in part by the recovery of $3.2 million of the estimated severance costs accrued in the first quarter of 2000, due primarily to a reduction in the scale of the downsizing of the St. Louis, Missouri customer services operations. Also in March 2001, HRS reassessed its strategy for developing software to serve its middle market payroll and tax filing customers and conducted an impairment review of internally developed software related to this effort. As a result, $3.1 million of unrecoverable cost related to this software development effort was recognized as an asset write-down.

Financial Condition

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Years ended December 31,

	2003	2002	2001

Operating activities	$79.6	$148.9	$173.9
Investing activities	(57.4)	(115.9)	(106.7)
Financing activities	(37.5)	(15.1)	(56.1)
Effect of exchange rate on cash and equivalents	5.2	0.2	—

Net cash flows provided (used)	$(10.1)	$18.1	$11.1

Cash and equivalents at end of year	$124.2	$134.3	$116.2

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Years ended December 31,

	2003	2002	2001

		(restated)
Earnings from continuing operations	$124.8	$92.1	$46.9
Deferred income tax provision	48.4	13.2	28.9
Depreciation and amortization	85.1	75.9	105.4
Provision for doubtful accounts	11.2	17.0	15.8
Asset write-downs	—	6.7	6.1
Loss (gain) on marketable and derivative securities	(3.4)	8.1	(19.2)
Contribution to retirement plan trusts	(105.5)	(3.3)	—
Retirement plan expense (credit) and other	5.7	(10.7)	(9.0)

From continuing operations earnings	166.3	199.0	174.9
From continuing operations working capital activities	(86.7)	(50.1)	(0.2)

Operating cash flows from continuing operations	79.6	148.9	174.7
From discontinued operations	—	—	(0.8)

Cash flows provided by operating activities	$79.6	$148.9	$173.9

        We describe in the note to our consolidated financial statements entitled “Customer Funds” the effect on the consolidated statements of cash flows of a reclassification of benefit services customer funds effective in 2003. Prior periods have been conformed to the current presentation.

       Cash Flows

       Cash Balances and Operations

        Our cash and equivalents decreased by $10.1 million to $124.2 million during 2003 as we used operating cash flows and cash balances to fund investing activities, repay debt and contribute to our retirement plan trusts. The operating cash flows for 2003 included payments of $105.5 million for employer contributions to our pension plans for employees in the U.S. and the United Kingdom. In 2002, our cash and equivalents increased by $18.1 million to $134.3 million as operating cash flows provided funds for investing and to reduce debt. During 2001, cash and equivalents increased by $11.1 million to $116.2 million as strong operating cash flows fully funded investing activities and provided funding for debt reduction.

        During 2003, our operating cash flows were $79.6 million compared to $148.9 million in 2002. This decrease of $69.3 million was due mostly to an increase in pension contributions of $102.2 million. When comparing the working capital cash flows for 2003 and 2002, the $36.6 million additional cash usage of other current assets and liabilities is largely due to an increase in Comdata receivables and a decrease in Comdata drafts and settlements payable.

        Our operating cash flows from continuing operations decreased by $25.8 million during 2002 as compared to 2001 primarily due to an increase in receivables at the end of 2002. Cash provided by earnings from continuing operations grew by $24.1 million in 2002 while cash outflows from continuing operations working capital activities reduced operating cash flows by $49.9 million. Our 2001 operating cash flows from earnings included the $34.1 million after-tax effect of the nonrecurring Comdata litigation costs described in the previous section of this discussion entitled “Unusual Items.” The decrease in the amount of depreciation and amortization largely reflects the elimination from earnings of the charge for goodwill amortization effective for 2002. The increased use of cash for working capital activities reflected a net cash outflow from a build-up of receivables in 2002 of $37.9 million compared to a $42.8 million net cash inflow from liquidation of receivables in 2001. When comparing the working capital cash flows for 2002 to 2001, the total $80.7 million increase in cash utilized by receivables related substantially to Comdata receivables activity and was offset in part by an increase of $26.4 million in cash provided by Comdata drafts payable in those periods. Comdata receivables increased by $26.2 million during 2002 compared to a decrease of $55.5 million during 2001. The increase during 2002 reflected increases in factoring, business fleet and retail card receivables, offset in part by a decrease in other transportation receivables. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata at December 31, 2001 also affected the comparison of net cash provided by or utilized for drafts payable and receivables outstanding in 2002 and 2001.

       Investing

        Our 2003 investing activity related to capital expenditures of $30.3 million for property and equipment and $50.2 million for software and development costs, including an additional $6.9 million for SourceWeb, which we offered to customers in the first quarter of 2003. In March 2003, we spent $3.0 million to acquire 750,000 shares and a warrant to purchase an additional 75,000 shares of Ultimate. During September 2003, we sold 785,000 Ultimate common shares purchased on the open market in years prior to 2003 for $5.9 million and 137,158 common shares of USIH for $1.8 million. Also during 2003, we received $1.4 million returned from an earn-out escrow related to the acquisition of Great Lakes Strategies, $12.1 million for assets sold relative to two sale leaseback transactions, and $4.3 million for sale of land not used in our businesses.

        During 2002, our investment in capital expenditures included $31.1 million for property and equipment and $35.0 million for software and development costs. The software development costs included $10.0 million for development of SourceWeb. During 2002, we also spent $15.6 million to acquire SYLINQ, $8.9 million for HR Comply, $19.0 million for Great Lakes Strategies and a total of $6.8 million for other acquisitions. We described these transactions further in the note to consolidated financial statements entitled “Investing Activity.”

        During 2001, our investment in capital expenditures included $43.2 million for property and equipment and $50.8 million for software and development costs, of which $23.6 million of software and development spending took place during the first quarter. Software and development costs also included a payment of $10.0 million to Ultimate to acquire a non-exclusive software license to be used in the development of a web-enabled payroll/HR/self-service offering for HRS called SourceWeb. Cash expended for acquisitions during 2001 included $20.2 million for minority investments, including $15.0 million for USIH, intended to expand product offerings in HRS as further discussed in the note to the consolidated financial statements entitled “Investing Activity.” Proceeds from sales of businesses and assets of $18.7 million for 2001 principally represented our sale of common stock of HotJobs.com, Ltd., which provided proceeds of $15.6 million.

       Financing

        During 2003, we repurchased 1,844,100 shares of our common stock for $28.8 million on the open market at an average net price of $15.60 per share. Proceeds from exercises of stock options and employee stock plan purchases amounted to $42.3 million during 2003 compared to $34.9 million in 2002. Also during 2003, we entered into two capital lease arrangements resulting in an obligation of $22.2 million to be paid over a 60-month period. We also reduced our borrowings under our domestic revolving credit facility by $40.0 million and our receivable securitization facility by $10.0 million. At December 31, 2003, under our $350.0 million domestic revolving credit facility, we had $347.7 million of unused borrowing capacity. Of that amount, we have designated $140.0 million as backup for the amount outstanding under the receivables securitization facility, which leaves $207.7 million available for other purposes.

        In June 2002, Comdata entered into a $150.0 million receivables securitization facility. The facility has up to a three-year term and uses certain of Comdata’s trade receivables as collateral for borrowings. At December 31, 2002, $150.0 million had been drawn against and remained outstanding under this facility. We used those proceeds and additional payments of $45.0 million to reduce borrowings under our $350.0 million revolving credit facility to $40.0 million at the end of 2002. These advances, along with a $2.3 million letter of credit, left us with unused borrowing capacity of $307.7 million, of which we designated $150.0 million as backup to the Comdata receivables securitization facility. Proceeds from exercises of stock options and employee stock plan purchases during 2002 amounted to $34.9 million compared to $9.1 million in 2001. Higher market prices for Ceridian stock, particularly in the second quarter of 2002, resulted in a higher level of option exercises, which produced the increased proceeds. We purchased 393,000 shares of our common stock on the open market during the last half of 2002 for $5.4 million at an average price, including commissions, of $13.74 per share. When we disposed of the $182.9 million net liabilities of Arbitron discontinued operations at the time of the Arbitron spin-off, our retained earnings increased by that amount. During the third quarter of 2002, we reduced this amount and our net deferred tax asset by $5.7 million based on the filing of 2001 tax returns for the entities involved in the Arbitron spin-off. We discuss the Arbitron spin-off in the section entitled “Discontinued Operations” of the note to our consolidated financial statements entitled “Supplementary Data to Statements of Operations.”

        Our financing activities in 2001 largely involved transactions related to the Arbitron spin-off. At the time of the Arbitron spin-off, advances of $235.0 million from the January 2001 credit facility, a $225.0 million Arbitron payment and existing cash balances funded the required early retirement of the $430.0 million of senior notes outstanding and payment of the $50.0 million balance outstanding under the $250.0 million domestic revolving credit facility dated July 1997. The redemption of senior notes required a payment of $456.5 million. The establishment of the January 2001 credit facility resulted in the payment of $1.0 million for origination costs to be amortized over the term of the facility. During the second quarter of 2001, we drew an additional $50.0 million of advances on the January 2001 credit facility in connection with the litigation settlement described earlier in this discussion under the heading “Unusual Items.” During 2001, we reduced outstanding advances by payments of $50.0 million to $235.0 million. Another $2.0 million of the credit line was utilized for letters of credit at December 31, 2001. In addition, payments of $18.8 million and currency translation adjustments of $0.3 million extinguished the balance of

$19.1 million outstanding on our Canadian revolving credit agreements at December 31, 2000 leaving only a $0.9 million letter of credit outstanding at December 31, 2001. Financing cash flows in 2001 also included cash inflows of $9.1 million from exercises of stock options and employee stock plan purchases.

        For further information on financing cash flows, see a note to our consolidated financial statements entitled “Financing,” and the following section entitled “Liquidity and Capital Resources.”

       Liquidity and Capital Resources

        We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows are discussed under the section of this discussion entitled “Financial Condition.” Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in a preceding section of this discussion entitled “Results of Operations” and in several of the items in the following section entitled “Cautionary Factors That Could Affect Future Results.” Cautionary factors of particular relevance include those that refer to the effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities; our ability to attract new customers and retain our existing customers; and general economic conditions.

        Our expenditures for capital assets and software presently planned for 2004 are expected to be in a range between $75.0 million and $80.0 million with an estimated allocation of 90% to HRS and 10% to Comdata. We also plan to continue to grow our businesses through strategic acquisitions.

        As described in the preceding discussion of financing activities in the “Financial Condition” section of this discussion, we have been opportunistically repurchasing Ceridian common stock since late 2002. We repurchased 393,000 shares in 2002 and 1,844,100 shares in 2003. In 2004, we plan to utilize approximately half of our free cash flow (defined as operating cash flows minus capital expenditures) to continue this opportunistic repurchase program. We presently estimate that free cash flow for 2004 may be in the range of $140 million to $150 million. As of December 31, 2003, we were authorized to purchase up to 10,362,900 additional shares of our common stock under an existing authorization from our board of directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

        As of December 31, 2003, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $347.7 million of which we have designated $140.0 million as backup to the Comdata receivables securitization facility. We are in compliance with all covenants related to these facilities.

        We have entered into lease and other contractual commitments that are not reflected on our consolidated balance sheet at December 31, 2003, under generally accepted accounting principles. The table below describes the annual cash payments for which we are obligated under our financing agreements, which are reported on our balance sheet, and our lease agreements and significant contractual commitments, which are not on our balance sheet, at that date.

Contractual Obligations at December 31, 2003

(Dollars in millions)

	Payment due by period

		Less than	1-3	3-5	More than
	Total	One year	Years	Years	5 years

Long-term debt and capital leases	$163.5	$6.5	$151.0	$6.0	$—
Operating leases	287.2	47.0	73.2	57.8	109.2
Purchase obligations	31.1	8.2	14.5	8.4	—
Other long-term obligations*	196.4

Total	$678.2	$61.7	$238.7	$72.2	$109.2

(*)	See discussion at the end of this section

        Our long-term debt and capital lease obligations are described in the preceding comments on financing cash flows in the “Financial Condition” section of this discussion and in a note to our consolidated financial statements entitled “Financing.” Since we have the capability and intention of continuing our use of short-term borrowings under our Comdata receivables securitization facility until it matures in June 2005 and our revolving credit facility until the facility matures in 2006, the outstanding balances are treated as due on those maturity dates. We expect that we will renew or replace these facilities when they mature.

        We conduct a substantial portion of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. We also lease equipment for use in our businesses. In the table above, we include our on-balance-sheet capital lease obligations with our debt payments and our off-balance-sheet operating lease commitments as lease payments.

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

        In connection with the acquisition of certain call center assets in December 2002, we entered into royalty and services arrangements that are noncancelable for the first 36 months. Under these arrangements, we are obligated to make minimum payments of $2.2 million in each of 2004 and 2005.

        With regard to other long-term obligations, we report on our accompanying balance sheet as of December 31, 2003 a liability for employee benefit plans of $196.4 million. This liability includes a minimum pension benefit obligation of $145.1 million and employee benefit plan obligations of $51.3 million. During 2003, we reduced the minimum pension benefit obligation for our principal pension plan by making employer contributions of $103.7 million. We do not presently plan to make additional contributions to the principal pension plan in 2004. Subsequent developments in investment performance, interest rates or regulatory actions may require a reconsideration of this position. Annual contributions to our supplemental U.S. pension plan and the curtailed Ceridian Centrefile plan are not expected to exceed $4.0 million in 2004.

        Expected future payments toward our postretirement and post-employment benefit obligations of $51.3 million at December 31, 2003 are more difficult to assess. We expect that employer contributions toward these obligations for 2004 will be $7.0 million. With the prospective effects of assumed increased health care costs and the offsetting benefit provided by the Medicare Act (Medicare Prescription Drug, Improvement and Modernization Act of 2003) as described in a note to the consolidated financial statement entitled “Retirement Plans,” we do not believe that we can make a reliable estimate of future employer payments toward these obligations at this time.

Critical Accounting Policies and Estimates

        The preparation of the financial statements in accordance with generally accepted accounting principles requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas that require significant judgments, estimates, and assumptions include the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment, the capitalization, amortization and impairment testing of software and development costs, the determination of our liability for pensions and other postretirement benefits, and tax matters. We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the company’s financial statements at any given time. Despite these inherent limitations, we believe that our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and related notes provide a meaningful and fair perspective of our company. Further discussion of the judgments and uncertainties associated with our business can be found in the section of this discussion entitled “Cautionary Factors That Could Affect Future Results” and Part II, Item 7A of this report.

        A summary of our significant accounting policies is included in Note A, “Accounting Policies,” to our consolidated financial statements. We believe that the application of these policies on a consistent basis enables us to provide our shareholders with useful and reliable information about our operating results and financial condition.

Assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment.

        In 2002, we adopted new standards of accounting for business combinations (FAS 141) and for goodwill and intangible assets (FAS 142). We discuss the effect of the adoption of these standards in the section entitled “Goodwill and Other Intangibles” in Note A. In the event of a business combination where we are the acquiring party, we are required to assign fair values to all identifiable assets and liabilities acquired, including intangible assets such as customer lists, trademarks, technology and covenants not to compete. We are also required to determine the useful life for amortizable assets acquired. These determinations require significant judgments, estimates, and assumptions; and, when material amounts are involved, we generally utilize the assistance of independent valuation consultants. The remainder of the purchase cost of the acquired business not assigned to identifiable assets or liabilities is then recorded as goodwill. Although goodwill is no longer subject to amortization after January 1, 2002, the carrying value is subject to periodic review, at least annually, for impairment of that value.

        We reassess the carrying value of goodwill annually, or more frequently when certain developments occur, using a discounted cash flow model (DCF model) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, and working capital changes. We consider historical experience and all available information at the time the fair values of our businesses are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill).

        We also test long-lived assets, including other intangible assets, under the guidance of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such an asset or group of assets may not be recoverable. Events or circumstances that might indicate an impairment of carrying value include:

•	a significant decrease in the market value of the asset or asset group

•	a significant adverse change in the extent or manner in which the asset or asset group is used or in its physical condition

•	a significant adverse change in legal factors or in the business climate that could affect the value of the asset or asset group, including an adverse action or assessment by a regulator

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset or asset group

•	a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset or asset group.

        When the need for such a test is indicated, we consider such factors as whether the amortization of the carrying values for these assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life.

Capitalization, amortization and impairment testing of software and development costs

        Our software and development efforts are substantially for internal use and, as indicated in Note A, “Accounting Policies” to our consolidated financial statements, in the section entitled “Software and Development Costs,” of Note A, “Accounting Policies,” we rely on SOP 98-1 for accounting guidance. Therefore, for our modification or development efforts, we need to identify by nature and by stage of development those costs which are to be capitalized rather than charged to operations as incurred. We also need to identify the point at which the modified or developed software is ready for use, capitalization of cost will cease and amortization of that cost will begin. Costs incurred subsequent to the ready for use date will generally be charged to operations and only capitalized if justified as a material improvement in the functionality of the capitalized software product.

        With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. The net amount of these costs shown on our consolidated balance sheet at December 31, 2003 was $136.9 million. The elements of software and development costs were purchased software of $34.3 million and internally developed software of $102.6 million. These amounts represent the costs we have invested in these assets, reduced by amortization expense charged against our earnings as the software was used in our operations and by any write-downs as a result of our recoverability analysis. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software. Our projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these assets. The amount of the write-down, if any, is largely dependent on our estimates of future cash flows and the selection of an appropriate discount rate. As a result of software recoverability testing during the past three years, we recorded no asset write-down losses in 2003, $5.2 million in 2002 and $3.1 million in 2001.

Determination of our liability for pensions and other postretirement benefits

        We present information about our pension and postretirement benefit plans in Note H, “Retirement Plans” to our consolidated financial statements. The determination of the liabilities and expenses for pensions and other postretirement benefits are accomplished with the assistance of independent actuaries using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations of the plan. The impact on the liabilities of a change in the discount rate of  1/4 of 1% is approximately $16.5 million and a change of $0.4 million to pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of  1/4 of 1% would impact pre-tax earnings by approximately $1.3 million for 2004.

Tax matters

        As a company with operations in many states in the U.S. as well as in the United Kingdom and Canada, we record an estimated liability and expense for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. The liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

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

        In providing some of our solutions and services, particularly at our HRS business, we incur installation and conversion costs in connection with new customers that will need to be recovered before the contractual relationship will provide incremental profit. Longer customer relationships are likely to be more profitable.

Changes in governmental regulations relating to employee benefits, taxes, funds transfer and other matters may negatively impact our revenue and earnings.

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

        We expect that a portion of our anticipated future revenue growth in each of our business segments will be derived from:

•	the continued selling of products and services to our existing customers

•	the introduction of new or enhanced products and services in our businesses

•	the selling of products and services to new customers

•	the selling of additional products and services to our existing customers

        How successful we will be in these efforts will depend on a variety of factors, including:

•	the quality and perceived value of our product and service offerings

•	effective sales and marketing efforts

•	our ability to attract new and retain new and existing customers

•	the level of market acceptance and the avoidance of difficulties or delays in development or introduction of new products and services

•	our ability to integrate technology and information systems into our products and services

•	our successful implementation of products and services for new and existing customers

        There can be no assurance that we will achieve our revenue growth objectives from our cross-selling efforts and selling of new products and services. The inability to cross-sell our products and services, attract and retain new customers or successfully develop and implement new and enhanced products and services could harm our businesses.

Economic factors may harm our business and operating results.

        Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we serve, particularly those more economically sensitive industries such as trucking and retail. Approximately 75.6 percent of Comdata’s revenue for 2003 was attributable to its transportation business. Comdata’s results of operations are, therefore, dependent on the level of activity in the transportation industry, which, in turn, is affected by general economic conditions. For example, a decrease in the number of truck drivers would decrease the number of Comchek transactions and could adversely affect Comdata’s revenues. Similarly, since a significant portion of our fueling transactions are priced by reference to the amount spent on the transaction, our revenue can be significantly affected by changes in diesel fuel prices. Falling diesel fuel prices directly reduce the amounts of revenue and earnings related to these transactions. Rising diesel fuel prices increase our revenue and earnings but also increase the working capital requirements of Comdata and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase diesel fuel using a Comdata payment method.

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

Litigation and governmental investigations may harm our financial results.

        Our future operating results may be harmed by adverse judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future, or from investigations by administrative agencies.

        We are currently responding to a document request from the Securities and Exchange Commission, and we have been advised that the SEC has issued a formal order of investigation. We are fully cooperating with the SEC on its investigation. Although we believe that our accounting is in accordance with generally accepted accounting principles, we cannot predict the outcome of the SEC’s investigation or when the investigation will be resolved. An adverse outcome of this investigation could have a material adverse effect on us and result in:

•	the institution of administrative or civil proceedings;

•	sanctions and the payment of fines and penalties;

•	the restatement of our financial results for the years under review;

•	stockholder lawsuits; and

•	increased review and scrutiny of us by regulatory authorities, the media and others.

        In addition, we are restating our financial results for the fiscal years ended December 31, 2003, 2002, 2001 and 2000 to reflect a change in accounting relating to the revenue recognition policy of Comdata’s Stored Value Systems unit. The restatement could result in litigation and the judgment, settlement and costs of such litigation could have an adverse effect on our financial results.

Any problems or delays we may experience in implementing system upgrades and conversions could harm our business.

        We expect to continue our efforts to transition to new or enhanced data processing systems and/or software in several of our business units, including systems that process customer data and internal management information systems which provide enhanced data and information services. The successful implementation of these new or enhanced systems will be critical to the effective delivery of products and services and the efficient operation of our businesses. Problems or delays with the installation or initial operation of new or enhanced systems could disrupt or increase costs in connection with our delivery of services and with our operations planning, financial reporting and management. From time to time, we have experienced these types of problems or delays.

Our ability to remain competitive depends on our ability to adapt to changing technology.

        As a provider of information management and data processing services, we will need to adapt and respond to the technological advances offered by our competitors and the technological requirements of our customers, including those related to the Internet, in order to maintain and improve upon our competitive position. For example, management is implementing a strategy for our HRS business to provide services over the Internet. As another example, Comdata’s credit, debit and cash cards could be replaced by a next-generation payment method. There can be no assurance that we will develop and release new products and services or product and service enhancements within the required time frames and within targeted costs. Significant delays, difficulties or added costs in introducing new products and services or enhancements, either through internal development, acquisitions or cooperative relationships with other companies, could adversely affect the market acceptance of our products and services and our operating results.

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

        Approximately 22 percent of HRS’ revenue was obtained from customers outside of the United States. Our Ceridian Centrefile subsidiary provides human resource services, payroll processing services and human resource information systems software in the United Kingdom. Ceridian Centrefile is expanding its payroll services into numerous countries, primarily in Europe, by engaging a partner within a country to provide us with payroll administration and processing services for that country. Our Canadian operations handle and hold payroll as well as tax filing funds for our Canadian customers. Comdata also operates primarily in the United States and Canada, and is expanding its business into Mexico and Europe. Apart from the risks described in this section of the report, international operations are subject to various additional risks which could adversely affect those operations or our business as a whole, including:

•	costs of customizing products and services for foreign customers

•	difficulties in managing and staffing international operations

•	difficulties with or inability to engage partners

•	reduced protection for intellectual property rights in some countries

•	longer sales and payment cycles

•	the burdens of complying with a wide variety of foreign laws

•	exposure to local economic conditions

•	unfavorable currency exchange rates

We expect to continue to implement our plans to improve the performance of our U.S. HRS business, and we cannot assure you that our efforts and the amount we invest in these plans will improve the financial performance of our U.S. HRS business.

        We have ongoing and continued initiatives to invest in and improve the performance of our U.S. HRS business. These initiatives include:

•	transitioning small and medium size business customers to our Internet payroll products

•	improving our customer service model

•	improving customer retention

•	continuing product enhancements

•	investing in our Six Sigma program, an effort that focuses on helping organizations design and produce products and services better, faster and cheaper

•	consolidating and improving efficiencies at our payroll processing centers and benefits administration operations

•	increasing the effectiveness of our sales efforts

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

        Our payroll and tax filing business in the United States and Canada has historically derived significant revenue and earnings from the investment of customer deposits, and these revenue and earnings are an integral part of our payroll and tax filing business. Changes in governmental regulations on the timing and amount of remittances may reduce the period of time we are allowed to hold these remittances, as well as the amount of such remittances, and may decrease our revenue and earnings from this source. If governmental regulations change in this fashion, we would likely seek to require customers who permit us to retain earnings on their deposits to pay us additional fees in lieu of a portion of this lost investment income.

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

        Our HRS customers transfer to our HRS division or its subsidiaries contributed employer and employee tax funds. Our HRS division or its subsidiaries process the data received from its customers and remit the funds along with a tax return to the appropriate taxing authorities when due. Retirement plan assets are remitted directly by our customers to investment vehicles selected by the plan administrator or plan sponsor. Tracking, processing and paying these tax liabilities and administering retirement plans is complex. Mistakes may occur in connection with this service. Our HRS division or its subsidiaries and its customers are subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes or required plan contributions. Under various service agreements with its customers, our HRS division or its subsidiaries assume financial responsibility for the payment of the penalties assessed against its customers arising out of the failure of our HRS division or its subsidiaries to fulfill its obligations under its agreements with these customers, unless these penalties are attributable to the customer’s failure to comply with the terms of the agreement the customer has with our HRS division or its subsidiaries. These penalties could, in some cases, be substantial and could harm its business and operating results. Additionally, the failure of our HRS division or its subsidiaries to fulfill its obligations under its customer agreements could harm our reputation, its relationship with our customers and its ability to gain new customers.

Our business and results of operations are dependent on several vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations.

        Our business is dependent on several significant vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations. In particular, Comdata’s current business relies upon its relationships with third party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by MasterCard or other similar card associations. Any adverse change in Comdata’s relationship with these vendors could likely adversely affect Comdata’s business and results of operations and could harm our consolidated results of operations as well.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue. Due to the short-term nature of customers’ obligations paid by funds in our possession, investments of these funds must have very short maturities. This exposes our interest revenue from customer funds to changes in short-term interest rates which are highly volatile. Our objective in managing interest revenue is to provide a stable and predictable source of such revenue. To achieve this objective we coordinate a risk management program of investing in longer-term assets, issuing floating rate debt, and purchasing interest rate derivative securities (e.g. collars, swaps) that have the effect of converting variable short-term rates into fixed long-term rates. By converting the short-term interest rate exposure to fixed rates, or offsetting short-term interest earned with short-term interest payments on debt, we achieve a high degree of stability and predictability of net interest income. The fair value of our interest rate derivative securities was $55.7 million at December 31, 2003 and $71.4 million at December 31, 2002.

        The table below illustrates the hypothetical change in our after-tax investment income, net of interest expense over a one year period due to an immediate and sustained change in interest rates from the assumed base case of 1% Federal Funds rate at December 31, 2003.

Percent Change in Interest Rates	Hypothetical Change in Net Interest
Expressed in Basis Points	Income from Base Scenario

(in millions of dollars)
300 Rise	$10.3
200 Rise	6.8
100 Rise	3.4
50 Rise	1.7
25 Rise	0.8
Base Scenario
25 Decline	(0.8)
50 Decline	(1.7)
100 Decline	(3.4)

        Computations in the table above are based on assumed levels of customer funds, floating rate debt, and U.S. and Canadian interest rates. This table should not be relied on as precise indicators of future expected results. The computations reflect the expected changes in interest revenue and interest income including the impact of derivative securities, net of interest expense on a consolidated basis. Derivative securities that will be in effect for 2004 will cover an average of $800 million of short-term investment balances of customer funds, with a combined average floor of 5.10% and cap of 5.87%. Maturities of existing contracts extend to December of 2007.

        We actively monitor and control our overall interest rate risk exposure such that over the year income from net assets exposed to changes in interest rates remains fairly constant. During 2003 our net assets exposed to short-term assets increased $170 million due to increased customer assets, adding $277,000 after tax per 25 basis points of sensitivity to changes in interest rates. We currently anticipate generally rising interest rates in the U.S. and stable to falling interest rates in Canada. We also intend to obtain additional interest rate derivative securities when market conditions are favorable to replace maturing interest rate contracts. We have no forward interest rate contracts starting effectiveness for periods beginning after 2004. We refer you to Note K, “Commitments and Contingencies,” in our consolidated financial statements for additional information on derivative securities.

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

        Our risk management objective of managing fuel price risk is to protect Comdata revenue and net income from the effects of falling diesel fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price. In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased. As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly. During 2003, Comdata entered into fuel price derivative contracts to swap the floating price of fuel for a fixed price. These contracts had the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the period April 1 to December 31, 2003. In March 2004, Comdata entered into similar fuel price derivative contracts at an average fixed price of $1.51 per gallon from June 30, 2004 through December 31, 2004. We continuously monitor fuel price volatility and the cost of hedging and may enter into additional fuel price derivative contracts solely for the purpose of managing fuel price risk when market conditions are favorable to such transactions.

        Our exposure to foreign exchange risk is related to our HRS operations at Ceridian Canada and Ceridian Centrefile, and is not considered material to our financial condition or results of operations. These foreign operations principally serve their respective domestic markets with nearly all revenues and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in “other comprehensive income” in our accompanying Statements of Stockholders’ Equity and are not hedged.

Item 8.	Financial Statements and Supplementary Data

1. Index to Consolidated Financial Statements.

        The following financial statements and reports are filed as part of this report:

2. Index to Financial Statement Schedules.

        The following financial statement schedule and report is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Page

Schedule II. Valuation and Qualifying Accounts	94
Independent Auditors’ Report on Financial Statement Schedule	95

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Ceridian Corporation:

We have audited the accompanying consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note B to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2002 and 2001.

   As discussed in Note A to the consolidated financial statements, the Company adopted the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota

March 12, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS	(Dollars in millions, except per share data)

	Years Ended December 31,

	2003	2002	2001

		(restated)
Revenue	$1,253.2	$1,191.0	$1,179.0
Costs and Expenses
Cost of revenue	580.6	561.1	561.8
Selling, general and administrative	415.4	389.4	417.5
Research and development	64.7	59.3	59.0
Other expense (income)	(2.5)	34.3	48.2
Interest income	(2.0)	(2.1)	(6.5)
Interest expense	4.8	6.6	19.0

Total costs and expenses	1,061.0	1,048.6	1,099.0

Earnings before income taxes	192.2	142.4	80.0

Income tax provision	67.4	50.3	33.1

Earnings from continuing operations	124.8	92.1	46.9

Discontinued operations
Gain on disposition	—	—	5.2

Net earnings	$124.8	$92.1	$52.1

Basic earnings per share
Continuing operations	$0.84	$0.62	$0.32
Net earnings	$0.84	$0.62	$0.36
Diluted earnings per share
Continuing operations	$0.83	$0.61	$0.32
Net earnings	$0.83	$0.61	$0.35
Shares used in calculations (in thousands)
Weighted average shares (basic)	148,634	148,029	146,069
Dilutive securities	2,467	2,533	2,527

Weighted average shares (diluted)	151,101	150,562	148,596

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS	(Dollars in millions, except per share data)

	December 31,

	2003	2002

		(restated)
ASSETS
Current assets
Cash and equivalents	$124.2	$134.3
Trade and other receivables
Trade, less allowance of $17.3 and $18.4	432.5	393.1
Other	28.7	27.5

Total	461.2	420.6
Current portion of deferred income taxes	26.4	28.4
Other current assets	51.4	45.9

Total current assets	663.2	629.2

Property, plant and equipment, net	147.1	149.1
Goodwill	902.9	890.3
Other intangible assets, net	102.9	114.5
Software and development costs, net	136.9	113.5
Prepaid pension cost	12.2	11.7
Deferred income taxes, less current portion	6.0	22.5
Investments	23.2	17.5
Derivative securities	55.7	71.4
Other noncurrent assets	6.5	10.3

Total assets before customer funds	2,056.6	2,030.0
Customer funds	3,132.1	2,440.9

Total assets	$5,188.7	$4,470.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$6.5	$2.0
Accounts payable	34.4	35.3
Drafts and settlements payable	113.7	120.8
Customer advances	14.4	13.2
Deferred income	64.2	48.8
Accrued taxes	28.8	61.1
Employee compensation and benefits	51.9	55.9
Other accrued expenses	35.1	42.8

Total current liabilities	349.0	379.9

Long-term obligations, less current portion	157.0	191.5
Deferred income taxes	48.0	25.4
Employee benefit plans	196.4	278.3
Deferred income and other noncurrent liabilities	34.3	35.2

Total liabilities before customer funds obligations	784.7	910.3
Customer funds obligations	3,132.1	2,440.9

Total liabilities	3,916.8	3,351.2

Stockholders’ equity
Common stock, $.01 par, authorized 500,000,000 shares, issued 150,028,289 and 148,657,541	1.5	1.5
Additional paid-in capital	925.3	906.3
Retained earnings	525.1	400.3
Treasury common stock at cost, 5,848 and 117,001 shares	(0.1)	(1.6)
Accumulated other comprehensive income	(179.9)	(186.8)

Total stockholders’ equity	1,271.9	1,119.7

Total liabilities and stockholders’ equity	$5,188.7	$4,470.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(Dollars in millions)

	Years Ended December 31,

	2003	2002	2001

		(restated)
Cash Flows from Operating Activities
Net earnings	$124.8	$92.1	$52.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	—	—	(5.2)
Deferred income tax provision	48.4	13.2	28.9
Depreciation and amortization	85.1	75.9	105.4
Provision for doubtful accounts	11.2	17.0	15.8
Asset write-downs	—	6.7	6.1
Loss (gain) on marketable and derivative securities	(3.4)	8.1	(19.2)
Reduction of environmental accrual	—	(4.1)	—
Contribution to retirement plan trusts	(105.5)	(3.3)	—
Retirement plan expense (credit) and other	5.7	(6.6)	(9.0)
Decrease (increase) in trade and other receivables	(51.4)	(37.9)	42.8
Increase (decrease) in accounts payable	(1.5)	2.7	(0.7)
Increase (decrease) in drafts and settlements payable	(7.1)	5.2	(21.1)
Increase (decrease) in employee compensation and benefits	(5.2)	(9.1)	(1.6)
Increase (decrease) in accrued taxes	(24.1)	6.0	(3.9)
Increase (decrease) in other current assets and liabilities	2.6	(17.0)	(15.7)
Cash provided by (used for) operating activities of discontinued operations	—	—	(0.8)

Net cash provided by operating activities	79.6	148.9	173.9

Cash Flows from Investing Activities
Expended for property, plant and equipment	(30.3)	(31.1)	(43.2)
Expended for software and development costs	(50.2)	(35.0)	(50.8)
Proceeds from sales of businesses and assets	24.8	0.5	18.7
Expended for investments and business acquisitions, less cash acquired	(1.7)	(50.3)	(30.2)
Cash used by investing activities of discontinued operations	—	—	(1.2)

Net cash provided by (used for) investing activities	(57.4)	(115.9)	(106.7)

Cash Flows from Financing Activities
Revolving credit and overdrafts, net	(49.6)	(44.6)	166.4
Repayment of other debt	(1.4)	—	(456.6)
Repurchase of common stock	(28.8)	(5.4)	—
Proceeds from exercise of stock options and other	42.3	34.9	9.1
Cash provided by financing activities of discontinued operations	—	—	225.0

Net cash provided by (used for) financing activities	(37.5)	(15.1)	(56.1)
Effect of Exchange Rate Changes on Cash	5.2	0.2	—

Net Cash Flows Provided (Used)	(10.1)	18.1	11.1
Cash and equivalents at beginning of year	134.3	116.2	105.1

Cash and equivalents at end of year	$124.2	$134.3	$116.2

	Years Ended December 31,

Interest and Income Taxes Paid (Refunded)	2003	2002	2001

		(restated)
Interest paid	$4.7	$7.0	$16.6
Income taxes paid	$47.4	$32.0	$15.3
Income taxes refunded	$(1.1)	$(1.1)	$(1.3)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	(Dollars in millions)

	Amount			Shares

	2003	2002	2001	2003	2002	2001

		(restated)
Common Shares Issued
Beginning balance	$1.5	$1.5	$80.8	148,657,541	146,487,624	161,685,596
Exercises of stock options	—	—	—	1,040,523	2,008,932	411,376
Restricted stock awards, net	—	—	—	208,270	27,184	60,555
Employee stock purchase plans	—	—	—	121,955	133,801	195,984
Spin-off adjustments (Note D)	—	—	(79.3)	—	—	(15,865,887)

Ending balance — issued	$1.5	$1.5	$1.5	150,028,289	148,657,541	146,487,624

Treasury Stock — Common Shares
Beginning balance	$(1.6)	$—	$(342.9)	(117,001)	(2,662)	(15,931,215)
Repurchases	(28.8)	(5.4)	—	(1,844,100)	(393,000)	—
Exercises of stock options	26.3	1.6	1.1	1,684,502	113,206	51,571
Restricted stock awards, net	—	(0.1)	0.2	2,943	(1,790)	8,782
Employee stock purchase plans	4.0	2.3	0.1	267,808	167,245	2,313
Spin-off adjustments (Note D)	—	—	341.5	—	—	15,865,887

Ending balance — treasury	$(0.1)	$(1.6)	$—	(5,848)	(117,001)	(2,662)

Common Shares Outstanding				150,022,441	148,540,540	146,484,962

Additional Paid-In Capital
Beginning balance	$906.3	$870.1	$1,122.7
Exercises of stock options	10.7	28.8	5.1
Tax benefit from stock options	5.6	4.6	0.9
Restricted stock awards, net	1.4	0.6	0.7
Employee stock purchase plans	1.3	2.2	2.9
Spin-off adjustments (Note D)	—	—	(262.2)

Ending balance	$925.3	$906.3	$870.1	Comprehensive Income (Loss)

Retained Earnings				2003	2002	2001

					(restated)
Beginning balance (Note B)	$400.3	$313.9	$78.9
Net earnings	124.8	92.1	52.1	$124.8	$92.1	$52.1
Spin-off adjustments (Note D)	—	(5.7)	182.9

Ending balance	$525.1	$400.3	$313.9

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$(7.5)	$(10.3)	$(8.7)
Rate changes, net	23.1	2.8	(1.6)	23.1	2.8	(1.6)

Ending balance	15.6	(7.5)	(10.3)

Unrealized gain on securities (Notes G, K)
Beginning balance	$46.9	$13.8	$11.7
Change in unrealized gain, net of income taxes of $8.8, $26.8 and $10.2	15.4	50.0	18.9	15.4	50.0	18.9
Less realized net gain, net of income taxes of $12.3, $9.0 and $9.1	(22.3)	(16.9)	(16.8)	(22.3)	(16.9)	(16.8)

Ending balance	40.0	46.9	13.8

Pension liability adjustment
Beginning balance	$(226.2)	$(133.4)	$(9.2)
Pension liability change, net of income taxes of $5.2, $55.0 and $65.8 (Note H)	(9.3)	(92.8)	(124.2)	(9.3)	(92.8)	(124.2)

Ending balance	(235.5)	(226.2)	(133.4)

Total ending balance	$(179.9)	$(186.8)	$(129.9)

Total Stockholders’ Equity	$1,271.9	$1,119.7	$1,055.6

Total Comprehensive Income (Loss)				$131.7	$35.2	$(71.6)

See notes to consolidated financial statements.

(Dollars in millions, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the three years ended December 31, 2003)

A. ACCOUNTING POLICIES

Basis of Consolidation

As presented in these consolidated financial statements, we are Ceridian Corporation, which includes subsidiaries and investments in which we have a majority interest. We provide human resource solutions to employers through our Human Resource Solutions (“HRS”) business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States. Our products and services and business segments are more fully described in Note E.

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

Recently Issued Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which FASB further amended during 2003. FIN 46 is intended to provide guidance on whether a beneficiary of a variable interest entity should include that entity in its consolidated financial statements. FIN 46 becomes effective for our quarterly report for the period ended March 31, 2004. We are currently evaluating whether our payroll and tax filing trusts are variable interest entities. We currently believe that the trusts would be considered variable interest entities that will continue to be included in our consolidated financial statements.

   In December 2003, FASB reissued Financial Accounting Standard (“FAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in order to provide additional disclosures on pension and postretirement benefits provided by employers to employees. FAS 132 does not change the accounting methods for these arrangements. These additional disclosures are discussed in Note H.

(Dollars in millions, except per share data)

   On January 12, 2004, the FASB issued Financial Staff Position No. (“FSP”) 106-1, “Accounting and disclosure requirement regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”).” FSP 106-1 allows companies to recognize or defer recognizing the effect of the prescription-drug provisions of the new Medicare Act, signed into law on December 8, 2003, on their accumulated postretirement benefit obligation in 2003 financial statements. Specific authoritative guidance regarding accounting for the federal subsidy feature of the Medicare Act is pending and, when such guidance is issued, it could require a change to previously reported information. Accordingly, we have elected to defer (1) recognizing the effects of the Medicare Act on postretirement benefit expense and on the accumulated projected benefit obligation pursuant to FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and (2) providing the information related to the effect of the Medicare Act on these plans called for in FAS 132. Therefore, the information on postretirement benefits included in Note H does not reflect the effects of the Medicare Act.

   We adopted FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” on its effective date of January 1, 2003. FAS 148 amended FAS 123, “Accounting for Stock-Based Compensation,” and provided alternative methods of transition for the adoption of the fair value method of accounting for stock-based employee compensation under FAS 123. FAS 148 also amended the disclosure provisions of FAS 123 and Accounting Principles Board Opinion No. (“APB”) 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FAS 148 did not amend FAS 123 to require accounting for employee stock options by the fair value method. As a result of FAS 148, we provided in our 2003 quarterly reports on Form 10-Q information on the pro forma effect of applying the fair value method to determine stock compensation expense that is similar to what we provide in Note I.

   We adopted Emerging Issue Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” at its effective date of July 1, 2003. EITF 00-21 addresses certain aspects of the accounting for arrangements under which there are multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. We have concluded that the adoption of EITF 00-21 did not have a material effect on our consolidated financial position or results of operations.

   Our current accounting for revenue recognition at SVS is provided in the section entitled “Revenue Recognition” of Note A.

Stock-Based Compensation

We account for stock-based compensation under APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, we do not record compensation expense with respect to our fixed stock option plans, since the exercise price is set at the market price on the date of grant, or for our employee stock purchase plan, which is noncompensatory. Compensation expense for our outstanding restricted stock awards, none of which is performance-based, is recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. Grants of stock options to

(Dollars in millions, except per share data)

consultants or independent contractors are accounted for under the fair value method. We also report under the disclosure-only provisions of FAS 123 and FAS 148.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve accounting for software and development costs, goodwill and other intangible assets, pensions and postretirement benefits, hedging of interest rates on payroll and tax filing fund investments, actions to restructure or discontinue operations, and the assessment of contingencies. Further discussion on these estimates can be found in related disclosures elsewhere in our Notes.

Changes in Presentation

As further described in Note M, effective in 2003, we added our benefits services customer deposits to our payroll and tax filing funds to present the combined amount as “customer funds” in our consolidated balance sheet. The related obligations are similarly reported on a combined basis. We believe that such a presentation better reflects our practice of utilizing benefits services customer deposits to meet the related customer obligation. We also reclassified the Comdata provision for doubtful accounts from cost of revenue to general expense to conform to our classification for the HRS provision. Amounts for prior periods have been reclassified to conform to the current presentation. We have reclassified certain other prior year amounts to conform to the current year’s presentation.

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

   We account for derivatives under FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. FAS 133 requires that derivative securities be measured at fair value and reflected as assets or liabilities on the balance sheet. Changes in the carrying value of a derivative are included in earnings unless the derivative serves as a fully effective hedge against a related gain or loss. Gains and losses from the ineffective portion of our hedges, including the time value of certain hedging instruments, are classified in “other expense (income).” We hold derivative securities for the purpose of hedging interest rate risk and not for speculative activity. Our hedging activities may include the use of interest rate contracts such as swaps, collars, caps and floors, designated as hedges of variable income from investments of customer funds and corporate cash. We also utilized fuel price hedges in 2003. These derivative securities typically function as cash flow hedges of the designated item. We further discuss derivatives in Note K.

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

Earnings Per Share

Basic earnings per share represents earnings divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. Our other potentially dilutive securities include “in the money” fixed stock options outstanding. The numbers of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of our other potentially dilutive securities (because the exercise price exceeded the average market price for the year) at each December 31 were 9,051,000 for 2003, 9,847,000 for 2002 and 5,691,000 for 2001.

Goodwill and Other Intangibles

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition. On January 1, 2002, FAS 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets,” became effective for us. Prior to that date, we amortized goodwill on a straight-line basis over the expected periods to be benefited, ranging up to 40 years. As a result and from that date forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis. Furthermore, classes of other intangible assets were further defined under these rules, which caused us to transfer the $1.3 unamortized balance of an intangible asset, representing the estimated value of an assembled workforce, to goodwill as of January 1, 2002. Certain minor amounts were reclassified between classes of intangibles under the new rules. The pro forma effect of cessation of goodwill amortization and reclassification of intangibles would have increased earnings from continuing operations for 2001 by $30.3, or $.20 per diluted common share. Pursuant to the transitional requirements of the new accounting rules, we, assisted by an independent business valuation firm, completed an impairment review in June 2002. This impairment review determined that there was no impairment of our goodwill as of January 1, 2002,

(Dollars in millions, except per share data)

the measurement date prescribed by these rules. The operating units identified for this assessment included our U.S.-based HRS operations, the HRS operations of Ceridian Centrefile and Ceridian Canada, and Comdata. Furthermore, after consideration of the factors prescribed in these rules that might indicate a risk of impairment, we, through our own self assessment, found no indication of goodwill impairment at December 31, 2003 and 2002.

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

Software and Development Costs

We capitalize purchased software that is ready for service and development costs for marketable software incurred from the time of technological feasibility until the software is ready for use. Under the provisions of current accounting rules AICPA Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

Income Taxes

We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We file a consolidated U.S. federal income tax return for our parent company and its eligible subsidiaries. Except for selective dividends from future earnings, we intend to reinvest the unremitted earnings of our non-U.S. subsidiaries, approximately $58.1, in their operations and postpone their remittance indefinitely. No such dividends have been declared or paid during the three years ended December 31, 2003.

(Dollars in millions, except per share data)

Accordingly, we have not provided for U.S. income taxes on our non-U.S. earnings during the three years ended December 31, 2003.

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

(Dollars in millions, except per share data)

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

   Human Resource Outsourcing. In 2003, we began marketing comprehensive human resource outsourcing (HRO) solutions to our customers. HRO services can provide an entire suite of any of the HRS services outlined above, but to date typically involve: (1) conversion and implementation consulting services; and (2) processing services related to payroll, tax filing services and benefit needs.

   HRO services are all sold separately, so we have standalone value for each service. Separate sales also establish the fair value of each of the services sold in the event a customer contracts with us for multiple services.

       Non-Repetitive Business

Less than 5% of our consolidated revenue in 2003 was generated from the sale and installation of software and data conversion services in our HRS businesses. These services may also include training and other consulting. These services have standalone value as they can be performed by independent contractors or purchased separately. The fees for these services are based upon published hourly rates that are considered competitive with other providers and are consistent with hourly rates billed for customization and consulting services performed by us on a standalone basis. Revenue from consulting services is non-refundable; is primarily determined on a time and materials basis; and is recognized over the installation and conversion period, generally two to four months.

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

(Dollars in millions, except per share data)

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

(Dollars in millions, except per share data)

B. RESTATEMENT OF FINANCIAL STATEMENTS

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

   The following table presents the effect of the corrections described above. The corrections had no effect on operating, investing or financing cash flows.

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

(Dollars in millions, except per share data)

C. INCOME TAXES

At December 31, 2003, we had U.S. net operating loss carryforwards of $5.5 from acquired operations. The acquired net operating loss carryforwards expire through the year 2021.

   Our income tax returns remain subject to income tax audits in various jurisdictions for 1989 and subsequent years as a result of tax sharing agreements related to the disposition of certain operations. We consider our tax accruals adequate to cover any U.S. and international tax deficiencies not recoverable through deductions in future years.

	Years Ended
	December 31,
Components of Earnings and Taxes from
Continuing Operations	2003	2002	2001

		(restated)
Earnings Before Income Taxes
U.S.	$160.9	$110.9	$53.4
International	31.3	31.5	26.6

Total	$192.2	$142.4	$80.0

Income Tax Provision
Current
U.S.	$5.7	$21.6	$0.6
State and other	(0.1)	3.0	0.4
International	13.4	12.5	3.2

	19.0	37.1	4.2

Deferred
U.S.	49.5	16.1	20.5
State and other	2.8	(0.2)	—
International	(3.9)	(2.7)	8.4

	48.4	13.2	28.9

Total	$67.4	$50.3	$33.1

	Years Ended
	December 31,

Effective Rate Reconciliation	2003	2002	2001

		(restated)
U.S. statutory rate	35%	35%	35%
Income tax provision at U.S. statutory rate	$67.3	$49.9	$28.0
State income taxes, net	1.8	2.0	(0.1)
Goodwill	—	—	8.9
Other	(1.7)	(1.6)	(3.7)

Income tax provision	$67.4	$50.3	$33.1

(Dollars in millions, except per share data)

	December 31,
Tax Effect of Items That Comprise a Significant Portion of the Net Deferred
Tax Asset and Deferred Tax Liability	2003	2002

		(restated)
Deferred Tax Asset
Employment related accruals	$55.5	$85.0
Restructuring and other accruals	37.2	38.4
Other	9.7	—

Total	102.4	123.4

Deferred Tax Liability
Intangibles	(85.6)	(72.1)
Other	(32.4)	(25.8)

Total	(118.0)	(97.9)

Net Deferred Tax Asset (Liability)	$(15.6)	$25.5

Net Deferred Tax by Geography

United States	$3.4	$46.0
International	(19.0)	(21.1)

Total	$(15.6)	$25.5

(Dollars in millions, except per share data)

D. SUPPLEMENTARY DATA TO STATEMENTS OF OPERATIONS

	Years Ended December 31,

Other Expense (Income)	2003	2002	2001

Litigation and contract settlement costs	$1.9	$0.8	$53.7
Foreign currency translation expense (income)	(0.2)	(0.6)	1.0
Gain on sale of land	(1.6)	—	—
Loss (gain) on marketable securities	(3.4)	6.3	(15.6)
Accrued exit costs, net of recoveries	—	13.5	6.7
Factoring receivables loss	—	9.8	—
Asset write-downs	—	6.7	6.1
Loss (gain) on derivative securities	—	1.8	(2.6)
Reduction in environmental accrual	—	(4.1)	—
Other expense (income)	0.8	0.1	(1.1)

Total	$(2.5)	$34.3	$48.2

Unusual Losses (Gains)

During September 2003, we sold 785,000 common shares of The Ultimate Software Group, Inc. (“Ultimate”) for proceeds of $5.9 and a net gain of $3.0. In addition we sold 137,158 common shares of U.S.I. Holdings Corporation (“USIH”) for proceeds of $1.8 and a net gain of $0.4. We further describe these transactions in Note G.

   During the first quarter of 2002, we announced two separate series of actions intended to consolidate certain operations in each of our business segments and recorded accrued exit costs of $9.0. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into 4 regional processing centers resulted in the accrual of $7.5 for exit costs. Of the $7.5 accrual, $5.3 related to severance costs for 317 employees all of whom were terminated by December 31, 2002, and $2.2 represented other exit costs, primarily related to lease terminations. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 for 76 employees, all of whom were terminated by December 31, 2003, and other exit costs of $0.5, primarily related to lease terminations.

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

(Dollars in millions, except per share data)

than previously determined. The excess accrual was then credited back to earnings as a component of other expense (income).

   During the third quarter of 2002, we examined purchases of receivables from a certain trucking company by Comdata’s factoring business that had grown rapidly during 2002 and found that the debtors could not be verified. In the meantime, the parties that had sold us the receivables declared bankruptcy. We also made certain modifications to our policies and procedures related to the factoring business. We recorded the full amount of the loss of $9.8, including $0.3 of investigative costs incurred. Due to the unusual and non-recurring nature of the loss, we have reported the loss as other expense (income).

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

   Also in the fourth quarter of 2002, HRS recorded a $7.8 write-down of the carrying values of certain marketable equity and cost-based investments, further described in Note G, recorded a $1.8 loss related to derivatives and wrote off the $0.3 carrying value of an abandoned software product. The investment write-down related primarily to our December 2001 cost-based investment in preferred stock of USIH, which was converted to common stock as a result of an initial public offering in October 2002. The $1.8 loss on derivatives represented the amortization of a portion of the $2.6 gain on derivatives recorded in the first quarter of 2001. The remaining $0.8 was charged to operations during 2003 as the derivatives to which the deferred gain relates expired. We also recorded $0.8 of other unusual costs in HRS for a litigation settlement.

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

(Dollars in millions, except per share data)

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

		Accrued Exit Costs

	Asset		Occupancy
2002	Write-down	Severance	Costs	Total

Total initial charges	$6.7	$8.2	$6.7	$21.6
Less non-cash asset write-offs	(6.7)	—	—	(6.7)

Total accrued costs	$—	8.2	6.7	14.9

Utilization:
2002 cash payments		(6.3)	(2.5)	(8.8)
2002 recoveries		(1.1)	—	(1.1)
2003 cash payments		(0.8)	(2.8)	(3.6)

Balance at December 31, 2003		$—	$1.4	$1.4

Discontinued Operations

On March 30, 2001, we separated our HRS division and subsidiaries and Comdata subsidiaries from our former media information business, Arbitron Inc., to form two independent, publicly-traded companies (“spin-off”).

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

(Dollars in millions, except per share data)

   A summary of results for Arbitron for the year ended December 31, 2001 includes revenue of $60.2, earnings before income taxes of $9.0 and net earnings of $5.2 (net of income taxes of $3.8). Since the net earnings of $5.2 were derived from operations subsequent to the measurement date of July 18, 2000, this amount was applied as an adjustment of the loss on disposition reported in 2000. The 2001 gain from disposition amounted to $.04 per basic and $.03 per diluted share.

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

   We measure business segment results by reference to earnings before interest and taxes (“EBIT”) and exclude goodwill amortization in years prior to the adoption of FAS 142 in 2002. Expenses incurred by corporate center operations are charged or allocated to the business segments except for certain unusual gains and losses, which are reported as “Other”.

   Revenue from sales between business segments is not material. Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the United Kingdom relate largely to the HRS segment. Geographic data for or at the end of

(Dollars in millions, except per share data)

each of the last three years, presented in an accompanying table, is determined by reference to the location of operation.

GEOGRAPHIC SEGMENT DATA	Years Ended December 31,

	2003	2002	2001

		(restated)
U.S. Operations
HRS Revenue
Payroll and tax filing	$472.8	$447.3	$463.5
Benefits services	136.3	124.8	116.5
LifeWorks	115.9	113.9	109.5

Total	725.0	686.0	689.5
Comdata Revenue
Transportation	240.4	250.0	254.3
SVS	77.7	62.9	50.9

Total	318.1	312.9	305.2

Total Revenue	$1,043.1	$998.9	$994.7

Property, plant and equipment at December 31	135.9	138.0	147.6
Non-U.S. Operations
United Kingdom Operations
Revenue	$82.8	$79.2	$71.4
Property, plant and equipment at December 31	3.5	4.0	3.4
Canadian Operations
Revenue	127.3	112.9	112.9
Property, plant and equipment at December 31	7.7	7.1	8.3

Total Non-U.S. Operations
Revenue	$210.1	$192.1	$184.3
Property, plant and equipment at December 31	11.2	11.1	11.7

Total Worldwide
Revenue	$1,253.2	$1,191.0	$1,179.0
Property, plant and equipment at December 31	147.1	149.1	159.3

(Dollars in millions, except per share data)

BUSINESS SEGMENTS

	Years Ended December 31,

	2003	2002	2001

		(restated)
HRS
Revenue	$935.1	$878.1	$873.8
EBIT before goodwill amortization	$90.3	$50.6	$74.9
Goodwill amortization	—	—	(26.2)

EBIT	$90.3	$50.6	$48.7
Total assets before customer funds	$1,436.3	$1,383.4	$1,258.2
Customer funds	3,132.1	2,440.9	2,170.9

Total assets at December 31	$4,568.4	$3,824.3	$3,429.1
Goodwill	$785.9	$773.3	$743.8
Depreciation and amortization	$71.0	$62.2	$82.7
Expended for property, plant and equipment	$24.9	$25.2	$34.1

Comdata
Revenue	$318.1	$312.9	$305.2
EBIT before goodwill amortization	$104.7	$92.2	$38.4
Goodwill amortization	—	—	(8.9)

EBIT	$104.7	$92.2	$29.5
Total assets at December 31	$568.0	$570.2	$532.5
Goodwill	$117.0	$117.0	$117.0
Depreciation and amortization	$13.2	$12.8	$21.7
Expended for property, plant and equipment	$4.6	$5.8	$8.9

Other
EBIT	$—	$4.1	$14.3
Total assets at December 31	$52.3	$76.4	$87.8
Depreciation and amortization	$0.9	$0.9	$1.0
Expended for property, plant and equipment	$0.8	$0.1	$0.2

Total Ceridian
Revenue	$1,253.2	$1,191.0	$1,179.0
EBIT before goodwill amortization	$195.0	$146.9	$127.6
Goodwill amortization	—	—	(35.1)

EBIT	$195.0	$146.9	$92.5
Interest income (expense), net	(2.8)	(4.5)	(12.5)

Earnings before income taxes	$192.2	$142.4	$80.0
Total assets before customer funds	$2,056.6	$2,030.0	$1,878.5
Customer funds	3,132.1	2,440.9	2,170.9

Total assets at December 31	$5,188.7	$4,470.9	$4,049.4
Goodwill	$902.9	$890.3	$860.8
Depreciation and amortization	$85.1	$75.9	$105.4
Expended for property, plant and equipment	$30.3	$31.1	$43.2

(Dollars in millions, except per share data)

F. CAPITAL ASSETS

	December 31,

Capital Assets	2003	2002

Property, Plant and Equipment
Land	$10.4	$12.4
Machinery and equipment (accumulated depreciation of $201.4 and $196.3)	280.4	275.0
Buildings and improvements (accumulated depreciation of $39.0 and $33.9)	96.7	91.9

Total property, plant and equipment	387.5	379.3
Accumulated depreciation	(240.4)	(230.2)

Property, plant and equipment, net	$147.1	$149.1

Goodwill, net of amortization
At beginning of year	$890.3	$860.8
Acquisitions in the current period (Note G)	—	28.2
Translation and other adjustments	12.6	1.3

At end of year	$902.9	$890.3

Tax-deductible goodwill at end of year	$244.7	$236.3

Other Intangible Assets
Customer lists (accumulated amortization of $26.7 and $21.3)	$49.4	$45.5
Trademarks (accumulated amortization of $20.7 and $16.1)	74.7	73.2
Technology (accumulated amortization of $30.3 and $23.4)	52.2	51.8
Non-compete agreements (accumulated amortization of $8.6 and $7.0)	12.9	11.8

Total other intangible assets	189.2	182.3
Accumulated amortization	(86.3)	(67.8)

Other intangible assets, net	$102.9	$114.5

Software and Development Costs
Purchased software (accumulated amortization of $42.3 and $31.0)	$76.6	$63.8
Software development costs (accumulated amortization of $42.1 and $29.2)	144.7	109.9

Total software and development costs	221.3	173.7
Accumulated amortization	(84.4)	(60.2)

Software and development costs, net	$136.9	$113.5

	Years Ended December 31,

Depreciation and Amortization	2003	2002	2001

Depreciation and amortization of property, plant and equipment	$42.8	$43.3	$42.6
Amortization of goodwill	—	—	35.1
Amortization of other intangible assets	16.4	15.7	15.2
Amortization of software and development costs	25.9	16.9	12.5

Total	$85.1	$75.9	$105.4

        We estimate that amortization of other intangible assets held at December 31, 2003 will be $16.2 for 2004, $15.8 for 2005, $13.1 for 2006, $10.9 for 2007 and $8.7 for 2008.

(Dollars in millions, except per share data)

G. INVESTING ACTIVITY

Investments

At December 31, 2003 and 2002, we held the following publicly- or privately-held investments that were accounted for under FAS 115 as “available for sale” for the publicly-held securities and on a cost basis for the private holdings.

At December 31, 2003	% Owned	Amount	Holding

Investment
U.S.I. Holdings Corporation	1.7%	$10.2	Public
Ultimate Software Group, Inc.	4.0%	6.9	Public
iSarla, Inc.	19.9%	1.9	Private
SASH Management, LLC	19.9%	0.6	Private
Notes receivable and other		3.6	Private

Total Investments		$23.2

At December 31, 2002	% Owned	Amount	Holding

Investment
U.S.I. Holdings Corporation	2.3%	$10.8	Public
Ultimate Software Group, Inc.	4.9%	2.9	Public
iSarla, Inc.	19.9%	1.9	Private
SASH Management, LLC	19.9%	0.6	Private
Notes receivable and other		1.3	Private

Total Investments		$17.5

   During March 2003, we paid to Ultimate $3.0 to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered Ultimate common shares at a price of $4.00 per share. At December 31, 2002, we also held 785,000 Ultimate common shares purchased on the open market, which we sold in September 2003 for proceeds of $5.9 and a net gain of $3.0 reported in other expense (income). In addition, we held 919,227 common shares of USIH at December 31, 2002 and 782,069 common shares at December 31, 2003. During September 2003, we sold 137,158 common shares of USIH for proceeds of $1.8 and a gain of $0.4, which we reported in other expense (income).

   The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in comprehensive income. At December 31, 2003, the net unrealized gain related to these securities amounted to $3.9, after reduction for deferred income taxes of $2.4, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain of $1.0, after reduction for deferred income taxes of $0.6, at December 31, 2002. The unrealized gain for these securities during 2003 amounted to $8.1 ($4.9 net of tax) and $1.5 ($1.0 net of tax) during 2002. During 2001 the unrealized loss for these securities was $2.9 ($1.9 net of tax). The realized gain for these securities during 2003 amounted to $3.4 ($2.0 net of tax). For 2002 the realized loss for these securities was $0.5 ($0.3 net of tax). The realized gain of $15.6 ($10.1 net of tax) in 2001 was related to our sale of the common stock of HotJobs.com, Ltd.

   In March 2002, we acquired all of the outstanding stock of SYLINQ Corporation, a national employee benefits administration outsourcer specializing in automated enrollment and eligibility management

(Dollars in millions, except per share data)

(“SYLINQ”), for $15.6. As a result of the acquisition, we recorded net liabilities of $2.4, $11.6 of goodwill and $6.4 of other intangible assets. During the first quarter of 2003, we finalized the amount of purchase cost allocated to intangible assets, which increased intangible assets and decreased goodwill by $0.8.

   In May 2002, we paid $8.9 for certain assets and assumed liabilities of HR Comply, a provider of online human resource and payroll employment compliance services that is associated with our LifeWorks business. The acquisition of HR Comply brought $1.0 of net liabilities, $7.9 of goodwill and $2.0 of other intangibles to the balance sheet.

   In December 2002, we acquired selected assets of GLS Benefit Services LLC, a benefits administration outsourcing firm (“Great Lakes Strategies”), for $19.0. Under the purchase agreement, we paid $15.7 to the sellers and placed $3.3 in escrow. Of the total escrow amount, $0.5 would apply to the representations and warranties provisions of the purchase agreement. The $2.8 escrow deposit represented an estimate of an additional amount that could be paid to the sellers in February 2004 under a revenue sharing arrangement that applied when revenue earned from the acquired business during 2003 rose above a stated amount. We recorded the escrowed funds as other noncurrent assets. The remaining $15.7 of recorded net assets included $8.8 of goodwill and $4.0 of other intangible assets, subject to further evaluation of the intangibles acquired.

   During July 2003, we settled in advance the revenue sharing arrangement associated with the acquisition of Great Lakes Strategies by paying the sellers $1.4 of the $2.8 escrowed for this purpose at the time of acquisition. At the same time, we released to the sellers the $0.5 of escrowed funds related to representations and warranties. These transactions reduced other current assets by $0.5 and other noncurrent assets by $2.8 while increasing goodwill by $1.9 and cash and equivalents by $1.4. Also during 2003, we finalized the amount of purchase cost allocated to the acquired intangible assets, which increased intangible assets and decreased goodwill by $2.2.

   During 2002, we also paid $6.8 to acquire certain call center assets and cost-based investments.

   In 2001, we made minority investments in strategic alliance partners to expand our HRS product offerings. The aggregate amount included in cost-based investments for these purchases was $20.2. Of this amount, we paid $15.0 for preferred stock of USIH in connection with a marketing arrangement. In October 2002, USIH made an initial public offering of its common stock, which required the conversion of our preferred stock into common stock. The offering price of the common stock was below our cost basis for the investment and, as a result, we recorded an asset write-down of $5.8 in the fourth quarter of 2002.

   Proceeds from the sales of businesses and assets of $18.7 in 2001 principally represented our sale of common stock of HotJobs.com, Ltd., which provided proceeds of $15.6.

Equipment Under Capital Lease

During the second quarter of 2003, we entered into two leasing agreements with different lessors intended to provide us with greater flexibility to take advantage of future data storage technology at a lower cost. One arrangement involved the sale and leaseback of storage equipment recently acquired by us. We received $6.3 as cash proceeds from the sale of the equipment, which is reported as an investing cash inflow. We accounted for the leaseback of this equipment, which has a 3-year term commencing on May 1, 2003 and a negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment at $6.5, net of a deferred gain, and the related capital lease obligation in long term debt at $6.9 with no effect on cash flows. The carrying value of the capital lease asset will be amortized on a straight line basis over the term of the lease.

(Dollars in millions, except per share data)

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

H. RETIREMENT PLANS

Pension Benefits

We provide retirement income benefits to our employees through a combination of defined benefit and defined contribution plans. Our principal pension plan is a contributory (salary reduction) defined benefit plan for U.S. employees that closed to any new participants on January 2, 1995. Assets of this plan are held in an irrevocable trust, do not include any Ceridian securities and consist principally of equity securities, U.S. government securities, and other fixed income obligations. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees are required to contribute to the plan as a condition of active participation. Former employees are inactive participants in this plan and constitute approximately 94% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of an independent consulting actuary.

   We also sponsor a nonqualified supplemental defined benefit plan for selected U.S. employees and a pension benefit plan for our employees in the United Kingdom (the “UK Plan”). The UK plan contains both defined benefit and defined contribution elements. Effective in October 2003, the UK Plan was amended to freeze the defined benefit element and enhance the defined contribution element of the plan. For U.S. reporting, this resulted in both a $1.8 reduction of the projected benefit obligation and an equal reduction in the net unrecognized loss of the plan. The net loss will be amortized over the average expected remaining service life of ex-defined benefit participants of 10 years. The accompanying tables reflect the combined funded status and net periodic pension cost (credit) and blended supporting assumptions for the defined benefit elements of all three plans.

   We account for our defined benefit pension plans using actuarial models required by present accounting rules under FAS 87, “Employers’ Accounting for Pensions”. This model uses an attribution approach that generally spreads the effect of individual events over the service lives of the employees in the plan. These events include plan amendments and changes in actuarial assumptions such as the expected long-term rate of return on plan assets, discount rate related to the benefit obligation, rate of active participants’ compensation increases and mortality rates. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions are earned in, and should follow, the same pattern.

   One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns are

(Dollars in millions, except per share data)

recognized in the net periodic pension calculation over five years. We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop our expected return on plan assets.

   In the table below we present the allocation of the principal pension plan assets, which is by far the largest of our defined benefit plans, as of the measurement date.

	September 30,

	2003		2002		Target %

Domestic Equity	$222.2	53.2%	$180.8	48.0%	50% +/-5%
Domestic Fixed Income	130.1	31.2%	146.1	38.8%	35% +/-3%
International Equity	65.3	15.6%	49.8	13.2%	15% +/-3%

Total Invested Assets	417.6	100.0%	376.7	100.0%	100%
Cash and Other Assets	17.1		6.4

Total Assets	$434.7		$383.1

   The investment policy for our principal pension plan specifies the objective is to earn the highest possible total returns consistent with the preservation of capital and anticipated liquidity requirements while minimizing the volatility of returns. Target asset allocation ranges specified in the policy are designed to achieve policy objectives and are based upon actuarial and capital market studies performed by experienced outside consultants. On a regular basis we rebalance assets to maintain asset allocations within policy ranges. Within asset categories we use a range of passive and active investment management styles to achieve our principal pension plan’s investment objectives and hire outside managers to manage all assets. The principal pension plan currently has no allocation to real estate, derivative securities, or other alternative investment strategies; however a small amount of real estate and venture capital investments from prior investments is shown in “Cash and Other Assets.” Certain asset managers may use futures contracts within limitations to achieve objectives under their assigned investment mandate. Investment of the principal pension plan assets in securities of Ceridian Corporation is prohibited by the investment policy.

   In November 2003, upon completion of a trading cost optimization study conducted by a plan consultant, the target ranges were changed to the following:

Domestic Equity	50% +/- 8%
Domestic Fixed Income	35% +/- 5%
International Equity	15% +/- 4%

   During December of 2003, we undertook rebalancing of plan assets to bring allocations within the new target ranges.

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

   Due to the combined adverse effects of falling stock market values on the valuation of plan assets and of falling interest rates on the benefit obligation, the accumulated benefit obligation of our principal pension plan exceeded the fair value of plan assets by $104.6 at December 31, 2003 and $189.4 at December 31,

(Dollars in millions, except per share data)

2002. Under pension accounting rules, this condition required that we reclassify the prepaid pension cost related to this plan to recognize this unfunded liability and record the remainder (net of deferred income taxes and a small intangible asset amount) as a loss in accumulated other comprehensive income, which reduces stockholders’ equity. During 2003, we made employer contributions to the principal plan amounting to $103.7 including $75.0 in the fourth quarter of 2003. We do not presently plan to make additional contributions to the principal pension plan in 2004. Subsequent developments in investment performance, interest rates or regulatory actions may require reconsideration of this position.

   The amount included in other comprehensive income arising from the change in the additional minimum pension liability for each of the past three years is presented in the accompanying Statements of Stockholders’ Equity. In our 2004 financial statements, we will be required to also provide the benefits expected to be paid by our defined benefit plans in each of the following 5 years and in the aggregate for the five years thereafter.

   At December 31, 2003 and 2002, our prepaid pension cost asset included $11.8 and $11.3 held in benefit protection trusts for certain nonqualified plan participants and an intangible pension asset of $0.3 and $0.4.

   We recognized expense of $12.7 in 2003, $13.4 in 2002 and $9.7 in 2001 with respect to employer contributions to our defined contribution retirement plans.

(Dollars in millions, except per share data)

	September 30,
Funded Status of Defined Benefit
Retirement Plans at Measurement Date	2003	2002

Accumulated Benefit Obligation	$677.9	$628.8

Change in Projected Benefit Obligation During the Period
At beginning of period	$639.4	$588.8
Service cost	3.8	3.0
Interest cost	42.9	43.9
Employee contributions	0.1	0.2
Curtailment of the UK plan	(1.8)	—
Amendments and currency translation	2.1	2.2
Actuarial (gain) loss	60.4	48.1
Benefits paid	(49.5)	(46.8)

At end of period	$697.4	$639.4

Change in Fair Value of Plan Assets During the Period
At beginning of period	$400.2	$485.5
Actual return on plan assets	73.4	(44.1)
Currency translation	1.1	1.6
Employee contributions	0.1	0.2
Employer contributions	32.5	3.8
Benefits paid	(49.5)	(46.8)

At end of period	$457.8	$400.2

Funded status of plan	$(239.6)	$(239.2)
Accrued contribution	75.0	0.1
Unrecognized net loss	380.7	358.2

Total	$216.1	$119.1

Balance Sheet Presentation
Prepaid and intangible pension asset	$0.3	$0.4
Accrued benefit liability	(145.1)	(228.3)
Accumulated other comprehensive income, net of tax	235.8	226.2
Deferred income tax	125.1	120.8

Total	$216.1	$119.1

	Years Ended
	December 31,

Assumptions Used in Calculations	2003	2002	2001

Discount rate used to determine net benefit cost (credit)	6.70%	7.42%	7.43%
Rate of compensation increase	3.78%	4.01%	4.01%
Expected return on plan assets	8.70%	9.43%	9.44%
Discount rate used to determine benefit obligations	5.99%	6.70%	7.42%

(Dollars in millions, except per share data)

________________________________________________________________________________

	Years Ended
	December 31,

Net Periodic Pension Cost (Credit)	2003	2002	2001

Service cost	$3.8	$3.0	$2.8
Interest cost	42.9	43.9	44.3
Expected return on plan assets	(45.7)	(54.9)	(57.4)
Net amortization and deferral	9.0	6.1	4.6

Total	$10.0	$(1.9)	$(5.7)

Postretirement Benefits

We provide health care and life insurance benefits for eligible retired employees, including individuals who retired from operations we subsequently sold or discontinued. We sponsor several health care plans in the U.S. for both pre- and post-age 65 retirees. Our contributions to these plans differ for various groups of retirees and future retirees. Most retirees outside the U.S. are covered by governmental health care programs, and our cost is not significant. As reported in the section of Note A entitled “Recently Issued Accounting Pronouncements,” we have elected to defer recognizing the effect of the recently-passed Medicare Act on our postretirement benefit obligation and expense and providing the information related to these plans called for in FAS 132.

   The accompanying tables present the amounts and changes in the aggregate benefit obligation at the beginning and end of and for each of the last two measurement periods and the components of net periodic postretirement benefit cost for the plans for the last three years. We do not prefund these costs.

	September 30,
Funded Status of Postretirement
Health Care and Life Insurance Plans	2003	2002

Change in Benefit Obligation
At beginning of period	$54.2	$42.4
Service cost	0.1	0.1
Interest cost	3.5	3.0
Participant contributions	0.8	1.2
Actuarial loss (gain)	6.5	11.9
Benefits paid	(3.8)	(4.4)

At end of period	$61.3	$54.2

Change in Plan Assets
At beginning of period	$—	$—
Company contributions	3.0	3.2
Participant contributions	0.8	1.2

(Dollars in millions, except per share data)

________________________________________________________________________________

	Years Ended
	December 31,

Net Periodic Postretirement Benefit Cost	2003	2002	2001

Service cost	$0.1	$0.1	$0.1
Interest cost	3.5	3.0	2.7
Actuarial loss (gain) amortization	0.1	(0.1)	(0.9)

Net periodic benefit cost	$3.7	$3.0	$1.9

Current portion		$6.0	$6.0
Noncurrent portion		42.8	42.1

Total		$48.8	$48.1

   The assumed health care cost trend rate used in measuring the benefit obligation is 11% in 2003 with rates declining at a rate of 1% per year to an ultimate rate of 5% in 2010. A one percent increase in this rate would increase the benefit obligation at September 30, 2003 by $3.8 and the aggregate service and interest cost for the 2003 measurement period by $0.2. A one percent decrease in this rate would decrease the benefit obligation at September 30, 2003 by $3.6 and the aggregate service and interest cost for the 2003 measurement period by $0.2. The weighted average discount rates used in determining the net periodic postretirement benefit costs were 6.75% for 2003, 7.50% for 2002 and 7.75% for 2001. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 6.00% for 2003 and 6.75% for 2002. We expect to make payments of $3.0 on behalf of participants in our postretirement plans in 2004.

I. STOCK PLANS

During the three-year period ended December 31, 2003, we maintained stock-based compensation plans for directors, officers, other employees, consultants and independent contractors.

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

(Dollars in millions, except per share data)

Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors.

   At the time of the spin-off, holders of 18,127,045 Ceridian stock options and 59,870 unvested restricted stock awards had their awards adjusted in number, kind and exercise price to preserve the intrinsic value of their holdings based upon their employment status, as indicated in the Stock Plans table. Other terms of the options were not changed.

   Stock options awarded under the 2002 ESIP and 2001 LTSIP generally vest annually either over a three-year period or on a specific date if certain performance criteria were satisfied, have either a 5-year or 10-year term and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant.

   The Compensation and Human Resources Committee of our Board has the discretion to determine the effect that a change of control of Ceridian will have upon awards made under these plans. In most cases, the vesting of stock options and restricted stock awards granted under these plans will accelerate upon a change of control of Ceridian.

   We have reserved 725,495 common shares for issuance under “Save-As-You-Earn” stock-based compensation plans for our employees in the United Kingdom (the “SAYE Plans”). At December 31, 2003, there were 145,574 options outstanding under the SAYE Plans.

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

   For holders of Ceridian common stock at November 9, 2001, we distributed one right for each outstanding share entitling the holder to purchase from us one ten-thousandth of a share of an unissued class of preferred stock for $75 dollars. In the event of a certain effort to acquire Ceridian, the holder would have the right to exercise the right for cash, property or securities of the issuer with a value of twice the exercise price. At December 31, 2003, no such event had occurred.

   As reported in Note A, we adopted the disclosure-only provisions of FAS 123 and FAS 148 and continue to account for stock-based compensation. Therefore, since all option exercise prices are at or above fair market value on the date of grant and the ESPP is a non-compensatory plan, no expense is recorded with respect to our stock option or employee stock purchase plans. We recognized compensation expense of $1.2 in 2003, $0.4 in 2002 and $1.2 in 2001 related to restricted stock awards.

   We provide the following disclosure, including referenced tables, with respect to the provisions of FAS 123. We employ the Black-Scholes option pricing model for determining the fair value of stock option grants and ESPP purchases as presented in an accompanying table. Weighted average exercise

(Dollars in millions, except per share data)

prices for stock option activity and options outstanding at December 31, 2003, 2002 and 2001 are included in the Stock Plans table.

Stock Plans					Weighted-
					Average
	Option Price			Available	Exercise
	Per Share	Outstanding	Exercisable	for Grant	Price

At December 31, 2000	$3.76 - $42.64	13,638,554	8,168,277	11,194,634	$22.18

Granted	18.46 - 22.50	4,814,250	—	(4,814,250)	18.52
Became exercisable	16.00 - 38.97	—	896,345	—	—
Exercised	3.76 - 21.19	(51,571)	(51,571)	—	17.51
Canceled	16.00 - 35.63	(274,188)	(83,008)	163,210	23.05
ESPP purchases	—	—	—	(2,313)	—
Restricted stock, net	—	—	—	(11,444)	—

At March 30, 2001	$3.76 - $42.64	18,127,045	8,930,043	6,529,837	$21.20

Authorized under new plans	—	—	—	28,350,000	—
Adjust 2001 option grants	—	1,612,002	—	(1,612,002)	—
Adjust prior option grants	—	19,925,736	9,608,778	(19,925,736)	—
Adjust restricted stock	—	—	—	(69,583)	—

At March 31, 2001, adjusted	$2.79 - $31.66	21,537,738	9,608,778	6,742,679	$15.81

Granted	13.71 - 20.42	530,541	—	(530,541)	17.55
Became exercisable	14.25 - 27.29	—	2,338,476	—
Exercised	2.79 - 18.61	(411,376)	(411,376)	—	12.94
Canceled	2.87 - 27.29	(1,263,536)	(361,801)	1,263,536	16.40
Expired	2.87	(714)	(714)	714	2.87
ESPP purchases	—	—	—	(167,925)
Restricted stock, net	—	—	—	(48,180)

At December 31, 2001	$3.71 - $31.66	20,392,653	11,173,363	7,260,283	$15.88

Authorized	—	—	—	4,000,000
Granted	13.97 - 22.25	4,978,925	—	(4,978,925)	18.11
Became exercisable	11.88 - 28.94	—	4,419,513	—
Exercised	3.71 - 21.16	(2,122,138)	(2,122,138)	—	14.34
Canceled	8.96 - 26.68	(2,141,341)	(734,811)	2,141,341	16.73
ESPP purchases	—	—	—	(297,830)
Restricted stock, net	—	—	—	(25,665)

At December 31, 2002	$4.80-$31.66	21,108,099	12,735,927	8,099,204	$16.43

Granted	13.65 - 21.50	3,906,790	—	(3,906,790)	15.03
Became exercisable	11.88 - 22.22	—	3,545,499	—
Exercised	4.80 - 20.70	(2,725,025)	(2,725,025)	—	13.57
Canceled	5.37 - 24.57	(894,185)	(300,901)	894,185	16.59
Expired	5.37 - 18.66	(74,161)	(74,161)	74,161	18.66
ESPP purchases	—	—	—	(308,879)
Restricted stock, net	—	—	—	(213,007)

At December 31, 2003	$4.80 - $31.66	21,321,518	13,181,339	4,638,874	$16.57

Common shares reserved for future issuance under all plans at December 31, 2003 were 26,517,385.

(Dollars in millions, except per share data)

   Further information on outstanding and exercisable stock options by exercise price range as of the end of the current year is disclosed in an accompanying table. We are required to report the pro forma effect on net earnings and earnings per share that would have resulted if the fair value method of accounting for stock-based compensation issued in those years had been adopted. This compensation cost is allocated to the related periods of service. The results of this calculation and the assumptions used appear in the accompanying pro forma table.

Stock Option Information as of December 31, 2003

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.80 - $13.71	3,699,245	2.05	$13.41	2,184,937	$13.21
$13.74 - $14.80	5,565,927	4.63	$14.59	2,291,109	$14.67
$14.81 - $15.78	2,225,578	3.33	$15.36	2,136,121	$15.36
$15.82 - $17.54	1,008,108	4.10	$16.61	837,199	$16.53
$17.63 - $18.11	3,693,977	3.16	$18.08	1,350,099	$18.06
$18.19 - $20.29	1,808,878	4.07	$18.92	1,327,206	$18.90
$20.35 - $20.35	2,150,552	4.81	$20.35	2,150,552	$20.35
$20.42 - $31.66	1,169,253	4.58	$22.82	904,116	$23.10

	21,321,518			13,181,339

	Years Ended
	December 31,

Pro Forma Effect of Fair Value Accounting	2003	2002	2001

		(restated)
Net earnings as reported	$124.8	$92.1	$52.1
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(14.5)	(15.6)	(19.0)

Pro forma net earnings	$110.3	$76.5	$33.1
Basic earnings per share as reported	$0.84	$0.62	$0.36
Pro forma basic earnings per share as reported	$0.74	$0.52	$0.23
Diluted earnings per share as reported	$0.83	$0.61	$0.35
Pro forma diluted earnings per share	$0.73	$0.51	$0.22

Weighted-Average Assumptions
Expected lives in years	3.93	3.82	4.57
Expected volatility	43.3%	37.5%	38.7%
Expected dividend rate	—	—	—
Risk-free interest rate	2.3%	4.5%	4.0%

Weighted Average Fair Values of Grants, Awards and Purchases

	2003		2002		2001

	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Stock options	3,906,790	$5.41	4,978,925	$6.26	6,956,793	$5.39
ESPP	308,879	$3.48	297,830	$2.14	167,925	$4.10

(Dollars in millions, except per share data)

J. FINANCING

Debt Instruments and Capital Lease Obligations

We describe in Note G under the heading “Equipment Under Capital Lease,” two leasing arrangements that became effective during the second quarter of 2003 that are accounted for as capital leases.

	December 31,

Debt Obligations	2003	2002

U.S. revolving credit facility	$—	$40.0
Comdata receivable securitization	140.0	150.0
Ceridian Centrefile overdraft facility	2.7	2.0

Total revolving credit agreements and overdrafts	142.7	192.0
Capital lease obligations	20.8	1.5

Total debt obligations	163.5	193.5
Less short-term debt and current portions of long-term debt	6.5	2.0
Long-term obligations, less current portions	$157.0	$191.5

       Revolving Credit Facility

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

   Under the January 2001 credit facility, in addition to the spin-off financing, we borrowed $50.0 in June 2001 in connection with the settlement of litigation and repaid a total of $50.0 during 2001. At December 31, 2001, advances of $235.0 and a letter of credit in the amount of $2.0 were outstanding under the January 2001 credit facility. We used the $150.0 proceeds from the receivables securitization facility and additional payments of $45.0 during 2002 to reduce the advances outstanding under the January 2001 credit facility to $40.0 at December 31, 2002. During 2003, we paid off the $40.0 of advances outstanding since December 31, 2002 while $2.3 of letters of credit remain outstanding. At December 31, 2003, we have unused borrowing capacity under the domestic revolving credit facility of $347.7, of which we have designated $140.0 as backup to the Comdata receivables securitization facility.

       Receivables Securitization Facility

In June 2002, Comdata entered into a $150.0 receivables securitization facility with up to a three-year term involving certain of its trade receivables (“the Receivables”). The securitization facility is subject to

(Dollars in millions, except per share data)

financial covenants similar to those included in our $350.0 revolving credit facility and consists of two steps.

   In the first step, Comdata Funding Corporation (“CFC”), a bankruptcy-remote special purpose subsidiary of Comdata, buys and accepts capital contributions of the Receivables in transactions intended to constitute true sales or other outright conveyances.

   In the second step, CFC “sells” undivided interests in those Receivables to a third-party multi-seller commercial paper conduit (the “Conduit”) or its liquidity banks (together with the Conduit, “Purchasers”) in transactions reported as secured loans.

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

   CFC may increase or decrease its use of the securitization facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 1.51% at December 31, 2003), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.125% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.25% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

   During September 2003, we made a payment of $10.0 on this facility. The amount outstanding under this facility was $140.0 at December 31, 2003, and $150.0 at December 31, 2002. The aggregate amount of receivables serving as collateral amounted to $187.0 at December 31, 2003 and $173.3 at December 31, 2002. The invested amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet, even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC.

       Senior Notes

Senior notes with a face amount of $450.0 were sold in a Rule 144A offering in June 1999. The senior notes had a five-year term with a coupon interest rate of 7.25% per annum payable semiannually beginning December 1, 1999. The senior notes were sold at an original issue discount of $4.4 that, along with $0.8 of issue costs, was amortized to interest expense based on the term of the notes. We applied the net proceeds from the sale of the senior notes, along with cash balances and an advance of $210.0 on the July 1997 credit facility, to fund the acquisition of ABR Information Services, Inc. in June 1999. During first quarter 2000, we repurchased on the open market senior notes with a face amount of $20.0.

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

(Dollars in millions, except per share data)

       Other Financing

During 2001, payments of $18.8 and translation adjustments of $0.3 extinguished the balance of $19.1 outstanding at December 31, 2000 on revolving credit agreements of Ceridian Canada, leaving only a letter of credit valued at $0.8 at December 31, 2003 and 2002 outstanding under those agreements. Other indebtedness at December 31, 2003 and 2002 of $2.7 and $3.5 included an overdraft facility for Ceridian Centrefile and acquisition indebtedness.

Equity Instruments

During 2003, we repurchased 1,844,100 shares of our common stock for $28.8 on the open market at an average net price of $15.60 per share. We also repurchased 393,000 shares of our common stock during 2002 for $5.4 on the open market at an average net price of $13.74. As of December 31, 2003, we may repurchase up to 10,362,900 additional shares of our common stock under an existing authorization from our Board. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

K. COMMITMENTS AND CONTINGENCIES

Derivative Securities

       Interest Rate Hedges

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

   During the three-year period ended December 31, 2003, we maintained in effect interest rate contracts that function as cash flow hedges of the designated item for the purpose of hedging interest rate risk on customer funds. The counterparties to these arrangements are commercial banks with debt ratings of A or better. These arrangements, which do not require collateral, require the banks to pay us the amount by which a one-month LIBOR index of short-term interest rates falls below a specified floor strike level. Alternatively, when this index exceeds a specified cap strike level, we pay out to the banks the excess above the cap strike level. We believe that the risk of accounting loss through non-performance by the counterparties under any of these arrangements is negligible.

   At December 31, 2003 and 2002, we had interest rate contracts in effect with an aggregate notional amount of $800.0. The active contracts at the end of 2003 had remaining terms of 2 to 41 months, floor strike levels ranging from 4.50% to 6.07% (averaging 5.22%) and cap strike levels ranging from 4.54% to 7.32% (averaging 6.04%). We report the carrying value of our derivative securities as a noncurrent asset on our balance sheet and any changes in the carrying value of these securities in other comprehensive income in our statement of stockholders’ equity. We recognize derivative gains and losses as cash settlements occur and include these amounts in revenue from HRS operations, along with the investment income hedged by these instruments. The gross unrealized gains from our derivative securities amounted to $16.1 ($10.5 net of tax) in 2003, $75.8 ($49.3 net of tax) in 2002 and $32.0 ($20.8 net of tax) in 2001. The gross realized gains of $31.2 ($20.3 net of tax) in 2003, $26.9 ($17.5 net of tax) in 2002 and $10.3 ($6.7 net of tax) in 2001 were included in HRS revenue. The gross unrealized gains result largely from a decline

(Dollars in millions, except per share data)

in forward interest rates. Based upon future expected interest rates as determined from LIBOR future prices in effect at the close of business on December 31, 2003, we expect to collect an additional $28.8 during 2004.

       Fuel Price Hedges

The revenue and net income of Comdata’s transportation services business is exposed to variability based on changes in the prices of diesel fuel. For a large portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase/decrease in the price of diesel fuel increases/decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly. We estimate that for each 10¢ change in the average price of diesel fuel per year, Comdata revenue and pretax profit are impacted by $1.8, before impact of any fuel price hedging program.

   Our risk management objective of managing fuel price risk is to protect Comdata revenue and net income from the effects of falling diesel fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price. During 2003, Comdata entered into fuel price derivative contracts that serve as cash flow hedges to swap the floating price of fuel for a fixed price. These contracts had the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the period April 1 to December 31, 2003. Since the floating fuel price remained above the fixed price during the course of the hedges, we paid $0.7 to counterparties over the term of the agreement. These payments had the effect of reducing the revenue benefit received during the term of the hedges from the higher-than-expected floating prices. While the hedges were not fully effective, the loss related to ineffectiveness was not material. These contracts matured in December 2003. We continuously monitor fuel price volatility and the cost of hedging and may enter into additional fuel price derivative contracts solely for the purpose of managing fuel price risk when market conditions are favorable to such transactions.

Contracts

In March 2001, we entered into an agreement with Ultimate that provided us with a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated payroll/HR/self-service offering to our small business customers. Our initial payment to Ultimate amounted to $10.0, which provided us with a non-exclusive license to use its software product in our product offerings. This payment was partially refundable pending successful transfer of the technology. Amendments to the license agreement in August 2001 and February 2002 eliminated any refundable nature of the initial payment and deemed the technology transfer complete as of February 2002. In February 2002, we agreed to pay Ultimate an additional $0.5 if an upgraded release were to be delivered prior to August 31, 2002, which did occur. The $10.5 is accounted for as purchased software under SOP 98-1 and amortized on a straight-line basis over a seven-year period that began in March 2003 when our SourceWeb software product incorporating this Ultimate software was placed in service.

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

(Dollars in millions, except per share data)

prepaid expense and amortized this amount to cost of revenue on a straight line basis over the 12 months of 2003. Royalty costs under this agreement will be charged monthly to cost of revenue and paid according to the terms of the agreement.

   On February 10, 2003, we entered into a services agreement with Ultimate through December 31, 2003, under which we made quarterly payments totaling $2.25 during 2003 for technical support in connection with the introduction of our SourceWeb payroll services offering that incorporates the Ultimate software. We charged these services to operations as services were performed during 2003.

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

   Virtually all our leasing arrangements for equipment and facilities are operating leases and the rental payments under these leases are charged to operations as incurred. The amounts in the accompanying tables do not include obligations recorded as liabilities.

   Our rental expense and sublease income for each of the three years ended December 31, 2003 appear in the accompanying Rental Expense table.

	Years Ended
	December 31,

Rental Expense	2003	2002	2001

Rental expense	$52.0	$49.5	$44.2
Sublease rental income	(0.4)	(0.6)	(0.5)

Net rental expense	$51.6	$48.9	$43.7

Our future minimum noncancelable lease payments on existing operating leases at December 31, 2003, which have an initial term of more than one year, are presented in the accompanying Future Minimum Lease Payments table.

Future Minimum Lease Payments

2004	$47.4
2005	40.4
2006	33.3
2007	30.3
2008	27.5
Thereafter	109.2

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

(Dollars in millions, except per share data)

   Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we may not ultimately incur charges in excess of presently or future established accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is the opinion of our management that the final disposition of these proceedings will not, considering the merits of the claims and available reserves and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. The SEC has informed us that this is a non-public fact finding inquiry and that the investigation and document request does not mean that the SEC has concluded that we have violated any securities laws. We are fully cooperating with the SEC.

M. CUSTOMER FUNDS

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. In connection with our HRS benefits services operation, we receive funds on behalf of our customers for remittances to employees, insurance providers and others. These funds are not held in a trust.

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

   We invest the U.S. customer funds primarily in high quality collateralized short-term investments or money market mutual funds. We may also invest these funds in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. Our Canadian trust funds are invested in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts and mortgages.

   Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds

(Dollars in millions, except per share data)

included in revenue amounted to $93.1 in 2003, $91.4 in 2002 and $103.0 in 2001. These amounts include gross realized gains from interest rate contracts as further discussed in Note K. We further discuss our accounting for this investment income in the section of Note A entitled “Revenue Recognition.”

   Due to our positive intent and ability to hold the marketable debt securities until maturity and supporting historical experience, we classify these securities as held-to-maturity and report them at amortized cost. Any disposition of these securities before maturity is expected to be limited to unusual circumstances such as significant deterioration of the issuer’s creditworthiness or a major business combination or disposition.

   Customer funds and the offsetting obligations amounted to $3,132.1 at December 31, 2003 and $2,440.9 at December 31, 2002. This amount varies significantly during the year and averaged $2,138.4 and $1,926.2, respectively, for the years ended December 31, 2003 and 2002. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

	December 31, 2003		December 31, 2002

	Cost	Market	Cost	Market
Investments of Customer Funds

Money market securities and other cash equivalents	$2,192.8	$2,192.8	$1,612.5	$1,612.5
Held-to-maturity investments:
U.S. government and agency securities	311.1	317.4	197.6	207.0
Canadian and provincial government securities	201.0	208.1	124.7	130.5
Corporate debt securities	209.0	216.0	211.7	217.8
Asset-backed securities	159.5	163.0	212.7	223.0
Mortgage-backed and other securities	58.7	59.6	81.7	84.3

Total held-to-maturity investments	939.3	964.1	828.4	862.6

Customer funds	$3,132.1	$3,156.9	$2,440.9	$2,475.1

	December 31, 2003

	Cost	Market
Investments of Customer Funds by Maturity Date

Due in one year or less	$2,351.6	$2,352.1
Due in one to three years	276.6	285.6
Due in three to five years	325.0	337.3
Due after five years	178.9	181.9

Total	$3,132.1	$3,156.9

(Dollars in millions, except per share data)

N. SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

	2003				2002

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Restated (1)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$335.7	$303.9	$299.5	$314.1	$308.4	$288.6	$291.9	$302.1
Costs and Expenses
Cost of revenue	151.7	142.7	143.8	142.4	145.7	136.5	139.7	139.2
Selling, general and administrative	106.1	100.1	97.6	111.6	93.7	92.3	97.4	106.0
Research and development	15.7	15.9	16.8	16.3	14.5	15.1	14.4	15.3
Other expense (income)(2)	(1.2)	(1.1)	0.2	(0.4)	14.9	9.7	(0.1)	9.8
Interest income	(0.5)	(0.5)	(0.5)	(0.5)	(0.6)	(0.6)	(0.6)	(0.3)
Interest expense	1.1	1.3	1.2	1.2	1.3	1.5	1.9	1.9

Total costs and expenses	272.9	258.4	259.1	270.6	269.5	254.5	252.7	271.9

Earnings before income taxes	62.8	45.5	40.4	43.5	38.9	34.1	39.2	30.2
Income tax provision (benefit)	21.4	16.2	14.4	15.4	13.1	12.3	14.1	10.8

Net earnings	$41.4	$29.3	$26.0	$28.1	$25.8	$21.8	$25.1	$19.4

Earnings per share(3)
Basic	$0.28	$0.20	$0.18	$0.19	$0.17	$0.15	$0.17	$0.13
Diluted	$0.27	$0.19	$0.17	$0.19	$0.17	$0.15	$0.16	$0.13
Shares used in calculations (in thousands)
Weighted average shares (basic)	149,696	148,426	147,970	148,451	148,467	148,526	148,246	146,875
Dilutive securities	4,605	3,404	1,367	434	401	1,407	5,467	4,057
Weighted average shares (diluted)	154,301	151,830	149,337	148,885	148,868	149,933	153,713	150,932

(1)	The effect of the restatement for the corrections in revenue recognition for retail card sales and sales of related services, as described in Note B and in a note to our consolidated financial statements contained in our amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, on pertinent categories for 2003 and 2002 in the table above was as follows:

Revenue	$(16.5)	$(5.6)	$1.7	$(0.5)	$(6.1)	$—	$4.1	$0.3
Cost of revenue	(10.0)	(4.1)	0.7	(2.6)	(1.6)	—	3.2	(0.9)

Earnings before income taxes	(6.5)	(1.5)	1.0	2.1	(4.5)	—	0.9	1.2
Income tax provision (benefit)	(2.3)	(0.5)	0.4	(0.7)	(1.5)	—	0.3	0.4

Net earnings	$(4.2)	$(1.0)	$0.6	$1.4	$(3.0)	$—	$0.6	$0.8

(2)	Includes 2003 gain from sale of stock of $3.4 in the third quarter and 2002 unusual losses of $9.8 for the first quarter, $9.8 for the third quarter and $15.2 for the fourth quarter as described in Note D.

(3)	For information on the calculation of earnings per share, see the section entitled “Earnings per Share” in Note A.

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

	Years Ended December 31,

	2003	2002	2001
Allowance for Doubtful Accounts Receivable
Balance at beginning of year	$18.4	$16.2	$17.4
Additions charged to costs and expenses	11.2	17.0	15.8
Write-offs and other adjustments(1)	(12.3)	(14.8)	(17.0)

Balance at end of year	$17.3	$18.4	$16.2

(1)	Other adjustments include the effect of acquisitions and dispositions of businesses.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS

CERIDIAN CORPORATION:

        Under date of March 12, 2004, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2003, as contained in Ceridian’s 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 15.(a)2.). This financial statement schedule is the responsibility of Ceridian’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Signature

Minneapolis, Minnesota

March 12, 2004

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.	Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2003, the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

        During the fourth quarter ended December 31, 2003, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

        We refer you to our Proxy Statement for our 2004 Annual Meeting of Stockholders and the heading “Election of Directors” for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

        Information regarding our executive officers is found in Item 1A of this report under the heading “Executive Officers of the Registrant.”

        We refer to you to our Proxy Statement for our 2004 Annual Meeting of Stockholders and the heading “Meetings of the Board of Directors and Committees of the Board” for information regarding our “audit committee financial expert” and our Audit Committee. This information is incorporated by reference into this item of the report.

        We refer you to our Proxy Statement for our 2004 Annual Meeting of Stockholders and the heading “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

        We have a Code of Conduct for all of our employees, including our principal executive, financial and accounting officers, and each of the non-employee directors on our Board of Directors. The Ceridian Corporation Code of Conduct may be found on our web site at www.ceridian.com in the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by our executive officers or directors by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation

        We refer you to our Proxy Statement for our 2004 Annual Meeting of Stockholders and the headings “Director Compensation,” “Report of Compensation and Human Resources Committee,” “Stock Price Performance Graph,” “Executive Compensation,” and “Employment Agreements and Change of Control Arrangements.” This information is incorporated by reference into this item of the report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

        We refer you to our Proxy Statement for our 2004 Annual Meeting of Stockholders and the heading “Share Ownership Information” and “Equity Compensation Plan Information.” This information is incorporated by reference into this item of the report.

Item 13.	Certain Relationships and Related Transactions

        None.

Item 14.	Principal Accounting Fees and Services

        We refer you to our Proxy Statement for our 2004 Annual Meeting of Stockholders and the heading “Independent Auditor Fees.” This information is incorporated by reference into this item of the report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Financial Statements of Registrant

        We refer you to the “Index of Consolidated Financial Statements” included in Part II, Item 8 of this report.

(a)2. Financial Statement Schedules of Registrant

        We refer you to the “Index of Financial Statement Schedules” included in Part II, Item 8 of this report.

(a)3. Exhibits

        The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit	Description

3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
3.02	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
3.03	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
4.01	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K filed by Ceridian on November 6, 2001 (File No. 001-15168)).
10.01	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

Exhibit	Description

10.02	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.03	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.04	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001 (File No. 001-15168)).
10.05	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.3 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.06	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.4 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.07	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.5 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002 (incorporated by reference to Exhibit 10.08 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).
10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002 (incorporated by reference to Exhibit 10.09 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002 (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).
10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.12*	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15168)).
10.13*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).
10.14*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002 (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.15*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002 (incorporated by reference to Exhibit 10.12 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

Exhibit	Description

10.16*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002 (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).
10.18*	Ceridian Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).
10.19*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to Ceridian’s Annual Report on Form 10-K or the year ended December 31, 2001 (File No. 001-15168)).
10.20*	Ceridian Corporation 2002 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).
10.21*	Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.22*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.23*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.24*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.25*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).
10.26*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.27*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.23 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.28*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15168)).
10.29*	Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15168)).
10.30*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).
10.31*	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15168)).

Exhibit	Description

10.32*	Ceridian Corporation 2001 Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.38 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.33*	Ceridian Corporation UK Compensation Share Option Plan (incorporated by reference to Exhibit 10.39 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.34*	Ceridian Corporation Amended Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.40 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.35	Credit Agreement dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/C issuer, Other Lenders thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).
10.36	First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).
10.37	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).
10.38	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A. (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).
10.39	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation (incorporated by reference to Exhibit 10.03 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors — KPMG LLP.
24.01	Power of Attorney.
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        We will provide our stockholders with copies of any of the exhibits listed above, upon request and payment of its reasonable expenses in furnishing such exhibits. We will also provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed.

(b)	Reports on Form 8-K

        The following Reports on Form 8-K were filed or furnished during the fourth quarter of 2003 and through the date of this Form 10-K filing. The contents of Items 7 and 12 of the following Forms 8-K are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 or the Securities Act:

On October 15, 2003, we filed a Current Report on Form 8-K, furnishing under Items 7 and 12, a press release reporting our third quarter 2003 results.

On January 22, 2004, we filed a Current Report on Form 8-K filing under Item 5, announcing that Ceridian is responding to a document request from the SEC and has been advised that the SEC has issued a formal order of investigation, and furnishing under Items 7 and 12, a press release reporting our fourth quarter and full year 2003 results.

On February 19, 2004, we filed a Current Report on Form 8-K filing under Items 5 and 7 a press release announcing a change in revenue recognition at our Stored Value Systems unit, the intention to restate our financial statements for the fiscal years ended December 31, 2003, 2002, 2001 and 2000 and revised guidance for 2004.

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

/s/ RONALD L. TURNER Ronald L. Turner Chairman, President and Chief Executive Officer (Principal Executive Officer)	/s/ JOHN R. EICKHOFF

/s/ LOREN D. GROSS Loren D. Gross Vice President and Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM J. CADOGAN William J. Cadogan, Director

/s/ ROBERT H. EWALD Robert H. Ewald, Director and Executive Vice President and President, Ceridian Human Resource Solutions	/s/ NICHOLAS D. CHABRAJA

/s/ GEORGE R. LEWIS George R. Lewis, Director	/s/ RONALD T. LEMAY

/s/ ALAN F. WHITE Alan F. White, Director	/s/ CAROLE J. UHRICH

CERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.02*	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).
3.03*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).
4.01*	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.
10.01*	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.02*	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001.
10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.04*	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001.
10.05*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.06*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.07*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.
10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.
10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002.
10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002.
10.12*	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003.
10.13*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.
10.14*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.
10.15*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.

Exhibit
No.	Description of Exhibit

10.16*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.
10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.
10.18*	Ceridian Corporation Employee Stock Purchase Plan.
10.19*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.
10.20*	Ceridian Corporation 2002 Employee Stock Incentive Plan.
10.21*	Ceridian Corporation Benefit Equalization Plan, as amended.
10.22*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.23*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.24*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.25*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.
10.26*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.
10.27*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.28*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.
10.29*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).
10.30*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.
10.31*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.32*	Ceridian Corporation 2001 Savings-Related Share Option Plan.
10.33*	Ceridian Corporation UK Compensation Share Option Plan.
10.34*	Ceridian Corporation Amended Savings-Related Share Option Plan.
10.35*	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/C issuer, Other Lenders thereto.
10.36*	First Amendment to Credit Agreement, dated as of April 19, 2002, among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders.
10.37*	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.
10.38*	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A.
10.39*	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Auditors — KPMG LLP.
24.01	Power of Attorney.
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description of Exhibit

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference