Form 10-Q
period 2004-03-31
CERIDIAN CORP /DE/
filed 2004-05-07
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

     YES           [X]           NO [  ]

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2004, was 148,589,973.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q

     In the opinion of Ceridian Corporation, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of March 31, 2004, and results of operations and cash flows for the three month periods ended March 31, 2004 and 2003.

     The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in millions, except per share data)	Ceridian Corporation and Subsidiaries

	For Periods Ended
	March 31,
	Three Months
	2004	2003
Revenue	$326.5	$314.1
Costs and Expenses
Cost of revenue	151.6	142.4
Selling, general and administrative	121.5	111.6
Research and development	16.6	16.3
Other expense (income)	(1.3)	(0.4)
Interest income	(0.5)	(0.5)
Interest expense	1.2	1.2

Total costs and expenses	289.1	270.6

Earnings before income taxes	37.4	43.5
Income tax provision	13.1	15.4

Net earnings	$24.3	$28.1

Earnings per share
Basic	$0.16	$0.19
Diluted	$0.16	$0.19
Shares used in calculations (in 000’s)
Weighted average shares (basic)	149,250	148,451
Dilutive securities	3,822	434

Weighted average shares (diluted)	153,072	148,885

Antidilutive shares excluded (in 000’s)	6,398	18,567

See notes to consolidated financial statements.

FORM 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in millions)	Ceridian Corporation and Subsidiaries

	March 31,	December 31,
	2004	2003
Assets
Cash and equivalents	$135.3	$124.2
Trade receivables, less allowance of $18.6 and $17.3	422.0	423.8
Other receivables	41.6	37.4
Current portion of deferred income taxes	33.6	26.4
Other current assets	60.0	51.4

Total current assets	692.5	663.2
Property, plant and equipment, net	142.8	147.1
Goodwill	907.4	902.9
Other intangible assets, net	98.8	102.9
Software and development costs, net	140.8	136.9
Prepaid pension cost	12.2	12.2
Deferred income taxes, less current portion	6.7	6.0
Investments	27.9	23.2
Derivative securities	61.2	55.7
Other noncurrent assets	6.5	6.5

Total assets before customer funds	2,096.8	2,056.6
Customer funds	3,658.4	3,132.1

Total assets	$5,755.2	$5,188.7

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$6.9	$6.5
Accounts payable	34.0	34.4
Drafts and settlements payable	136.1	113.7
Customer advances	14.1	14.4
Deferred income	60.5	64.2
Accrued taxes	49.2	28.8
Employee compensation and benefits	41.7	51.9
Other accrued expenses	40.9	35.1

Total current liabilities	383.4	349.0
Long-term obligations, less current portion	155.8	157.0
Deferred income taxes	61.2	48.0
Employee benefit plans	201.4	196.4
Other noncurrent liabilities	34.2	34.3

Total liabilities before customer funds obligations	836.0	784.7
Customer funds obligations	3,658.4	3,132.1

Total liabilities	4,494.4	3,916.8
Stockholders’ equity	1,260.8	1,271.9

Total liabilities and stockholders’ equity	$5,755.2	$5,188.7

See notes to consolidated financial statements.

FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Ceridian Corporation and Subsidiaries
(Dollars in millions)

	For Periods Ended March 31,
	Three Months
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$24.3	$28.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	2.3	2.7
Depreciation and amortization	20.8	20.6
Gain on sale of marketable securities	(0.5)	—
Contribution to retirement plan trust	—	(4.1)
Provision for doubtful accounts	2.6	3.8
Other	2.8	1.1
Decrease (Increase) in trade and other receivables	(2.8)	(59.4)
Increase (Decrease) in accounts payable	(0.5)	(2.5)
Increase (Decrease) in drafts and settlements payable	22.4	23.8
Increase (Decrease) in employee compensation and benefits	(10.9)	(14.5)
Increase (Decrease) in accrued taxes	20.9	2.7
Increase (Decrease) in other current assets and liabilities	(6.6)	(7.1)

Net cash provided by (used for) operating activities	74.8	(4.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(5.7)	(6.2)
Expended for software and development costs	(9.6)	(5.5)
Expended for investments in and advances to businesses, less cash acquired	(0.9)	(3.1)
Proceeds from sales of businesses and assets	—	0.5

Net cash provided by (used for) investing activities	(16.2)	(14.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	0.1	—
Repayment of capital lease obligations	(1.0)	—
Repurchase of common stock	(58.4)	(9.1)
Exercise of stock options and other	11.6	1.4

Net cash provided by (used for) financing activities	(47.7)	(7.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.2	1.3

NET CASH PROVIDED (USED)	11.1	(25.5)
Cash and equivalents at beginning of period	124.2	134.3

Cash and equivalents at end of period	$135.3	$108.8

See notes to consolidated financial statements.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
Common Stock
Par value - $.01
Shares authorized – 500,000,000
Shares issued – 150,617,306 and 150,028,289	$1.5	$1.5
Shares outstanding – 147,885,754 and 150,022,441
Additional paid-in capital	932.7	925.3
Retained earnings	549.4	525.1
Treasury stock, at cost (2,731,552 and 5,848 common shares)	(52.9)	(0.1)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on derivative securities	39.7	36.1
Unrealized gain on marketable securities	7.1	3.9
Cumulative translation adjustment	18.8	15.6
Pension liability adjustment	(235.5)	(235.5)

Total stockholders’ equity	$1,260.8	$1,271.9

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended March 31,
	Three Months
	2004	2003
Net earnings	$24.3	$28.1

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	3.2	6.2
Change in unrealized gain from derivative securities	13.7	6.4
Change in unrealized gain from marketable securities	5.4	(1.1)
Change in pension liability	—	—
Less unrealized gain previously reported on marketable and derivative securities sold or settled in this period	(8.6)	(7.3)

Other comprehensive income (loss) before income taxes	13.7	4.2
Income tax (provision) benefit	(3.7)	0.7

Other comprehensive income (loss) after income taxes	10.0	4.9

Comprehensive income	$34.3	$33.0

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” became effective for us for the period ended March 31, 2004. FIN 46(R) provides guidance on whether a beneficiary of a variable interest entity should include that entity in its consolidated financial statements. We have concluded that our payroll and tax filing trusts are variable interest entities. We have further concluded that the trusts should be included in our consolidated financial statements since we hold both contractual and pecuniary interests in the trusts, act as trustee, and have investment control over trust assets along with the related risk.

On March 31, 2004, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards on Share-Based Payment. The Exposure Draft proposed an amendment to Financial Accounting Standards (“FAS”) 123 and 95 that would eliminate use of Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations for the purpose of accounting for stock-based compensation effective for us as of January 2005. The principal effect of the Exposure Draft, if issued as a standard, would be to require the inclusion in earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements. We are presently studying the Exposure Draft and believe that the compensation expense that would be determined as a result of adoption of its provisions would not differ materially from the amounts previously presented in the notes to our consolidated financial statements.

ACCRUED EXIT COSTS

		Other
	Severance	Costs	Total
Additions:
First quarter 2002	$6.3	$2.7	$9.0
Fourth quarter 2002	1.9	4.0	5.9

Total 2002 accrued exit costs	8.2	6.7	14.9
Deductions:
2002 cash payments	(6.3)	(2.5)	(8.8)
2002 recoveries	(1.1)	—	(1.1)
2003 cash payments	(0.8)	(2.8)	(3.6)
2004 cash payments	—	(0.5)	(0.5)

Balance at March 31, 2004	$—	$0.9	$0.9

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME)

	For Periods Ended March 31,
	Three Months
	2004	2003
Foreign currency translation expense (income)	$(0.8)	$(0.3)
Gain on sale of marketable securities	(0.5)	—
Gain on sale of assets	—	(0.2)
Other expense (income)	—	0.1

Total	$(1.3)	$(0.4)

EMPLOYEE PLANS

Stock Plans

We account for our stock-based compensation plans under the intrinsic method of APB Opinion No. 25 and related interpretations. Under FAS 123 and FAS 148, we are required to disclose the pro forma effects on reported net earnings and earnings per share that would have resulted if we elected to use the fair value method of accounting for stock-based compensation on an interim basis. This disclosure is presented in the accompanying table. We employ the Black-Scholes option pricing model to determine the fair value of stock option grants and employee stock purchase plan purchases.

	For Periods Ended
	March 31,
	2004	2003
Pro Forma Effect of Fair Value Accounting
Net earnings as reported	$24.3	$28.1
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.4)	(3.8)

Pro forma net earnings	$20.9	$24.3
Basic earning per share as reported	$0.16	$0.19
Pro forma basic earnings per share	$0.14	$0.16
Diluted earnings per share as reported	$0.16	$0.19
Pro forma diluted earnings per share	$0.14	$0.16

Weighted-Average Assumptions
Expected lives in years	3.92	3.89
Expected volatility	38.8%	43.6%
Expected dividend rate	—	—
Risk-free interest rate	2.6%	2.3%

Weighted-average fair value of stock options granted in the period	$6.84	$5.24

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

EMPLOYEE PLANS (Continued)

Retirement Plans

The component of net periodic pension cost (credit) for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	For Periods Ended
	March 31,
	2004	2003
Net Periodic Pension Cost (Credit)
Service cost	$0.9	$1.0
Interest cost	10.5	10.8
Expected return on plan assets	(11.7)	(11.4)
Net amortization and deferral	3.8	2.2

Net periodic pension cost (credit)	$3.5	$2.6

	For Periods Ended
	March 31,
	2004	2003
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—
Interest cost	0.9	0.9
Actuarial loss (gain) amortization	0.1	—

Net periodic postretirement benefit cost	$1.0	$0.9

INVESTING ACTIVITY

Derivative Securities

During the reported periods we maintained interest rate contracts to hedge interest rate risk in our customer funds and corporate cash portfolios. These derivative securities provide that if one-month LIBOR is below a floor, the counterparty makes a payment to us. Likewise, if one-month LIBOR is above a cap, we make a payment to the counterparty. These payments increase or decrease investment income from customer funds in lieu of fees as reported in HRS revenue. Counterparties are all commercial banks with debt ratings of A or better.

The fair market value of the derivative securities is reported in the noncurrent asset section of the balance sheet. The fair market value increased from $55.7 at December 31, 2003 to $61.2 at March 31, 2004. This increase in value was primarily due to an increase in forward interest rates net of collections of cash payments from counterparties of $8.1 during the first three months of 2004. Based upon future expected interest rates as determined from LIBOR futures prices in effect at the close of business on March 31, 2004, we expect to collect an additional $29.1 during the next 12 months.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

At March 31, 2004, the net unrealized gain on derivative securities amounted to $39.7, after reduction for deferred income taxes of $21.4, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain on derivative securities of $36.1, after reduction for deferred income taxes of $19.4, at December 31, 2003.

In March 2004, Comdata executed diesel fuel price hedge contracts to hedge the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts, which hedge approximately half of the expected change in total Comdata revenue due to changes in diesel fuel prices, effectively establish an average fixed price of $1.51 per gallon of diesel fuel for the effected transactions during the period from July 1 to December 31, 2004. The carrying amount of these contracts at March 31, 2004 was less than $0.1, representing the expected aggregate future payments from the counterparty (and increase in revenue) over the term of the contracts.

Investments

At December 31, 2003, we held 750,000 shares of The Ultimate Software Group, Inc. (“Ultimate”) common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share, which we acquired for $3.0 in March 2003. In March 2004, we sold 50,000 shares of Ultimate for proceeds of $0.7 and a net gain of $0.5 reported in other expense (income). Our holdings of Ultimate as of March 31, 2004 represent an equity interest of approximately 3.4% of their outstanding shares. In addition, we held 782,069 common shares of U.S.I. Holdings Corporation (“USIH”) at December 31, 2003 and March 31, 2004.

The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in comprehensive income. The carrying values of our holdings of Ultimate amounted to $10.2 at March 31, 2004 and $6.9 at December 31, 2003. The carrying values of our holdings of USIH amounted to $11.6 at March 31, 2004 and $10.2 at December 31, 2003. At March 31, 2004, the net unrealized gain on marketable securities amounted to $7.1, after reduction for deferred income taxes of $4.1, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain on marketable securities of $3.9, after reduction for deferred income taxes of $2.4, at December 31, 2003.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

FINANCING

Debt Instruments

At March 31, 2004 and December 31, 2003, we maintained two major credit facilities described below. Ceridian Centrefile also maintains an overdraft account with outstanding balances of $3.0 at March 31, 2004 and $2.7 at December 31, 2003. Our capital lease obligations for equipment amounted to $19.7 at March 31, 2004 and $20.8 at December 31, 2003.

In June 2002, Comdata entered into a $150.0 receivables securitization facility with up to a three-year term that uses selected Comdata trade receivables as collateral for borrowings. The amount outstanding under this facility was $140.0 at December 31, 2003 and March 31, 2004. The aggregate amount of receivables serving as collateral amounted to $165.5 at March 31, 2004 and $187.0 at December 31, 2003. The amounts outstanding as long-term debt and the collateralized receivables remain on our consolidated balance sheet since the terms of the facility permit us to repurchase the receivables.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit until March 2006. At March 31, 2004 and December 31, 2003, we had utilized $2.3 of the facility for letters of credit and had unused borrowing capacity under the domestic revolving credit facility of $347.7, of which we have designated $140.0 as backup to the receivables securitization facility.

We remain in compliance with covenants under our credit facilities at March 31, 2004.

Equity Instruments

During the first quarter of 2004, we paid $58.4 to repurchase 3,012,400 shares of our common stock on the open market at an average net price of $19.42 per share. As of March 31, 2004, we may repurchase up to 7,350,500 additional shares of our common stock under an existing authorization from our board of directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $25.9 and $24.1 for the quarterly periods ended March 31, 2004 and 2003.

Customer funds and the offsetting obligations amounted to $3,658.4 at March 31, 2004 and $3,132.1 at December 31, 2003. This amount varies significantly during the year and averaged $2,774.6 and $2,415.2, respectively, for the three-month periods ended March 31, 2004 and 2003. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

Investments of Customer Funds

	March 31, 2004		December 31, 2003
	Cost	Market	Cost	Market
Money market securities and other cash equivalents	$2,568.6	$2,568.7	$2,192.8	$2,192.8
Held-to-maturity investments:
U.S. government and agency securities	435.4	442.1	311.1	317.4
Canadian and provincial government securities	249.5	261.4	201.0	208.1
Corporate debt securities	215.9	223.9	209.0	216.0
Asset-backed securities	142.4	144.9	159.5	163.0
Mortgage-backed and other securities	46.6	47.7	58.7	59.6

Total held-to-maturity investments	1,089.8	1,120.0	939.3	964.1

Payroll and tax filing funds	$3,658.4	$3,688.7	$3,132.1	$3,156.9

Investments of Customer Funds by Maturity Date

	March 31, 2004
	Cost	Market
Due in one year or less	$2,720.5	$2,722.4
Due in one to three years	310.7	323.5
Due in three to five years	277.2	286.7
Due after five years	350.0	356.1

Total	$3,658.4	$3,688.7

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	March 31,	December 31,
	2004	2003
Property, Plant and Equipment
Land	$10.4	$10.4
Machinery and equipment	284.5	280.4
Buildings and improvements	97.6	96.7

Total property, plant and equipment	392.5	387.5
Accumulated depreciation	(249.7)	(240.4)

Property, plant and equipment, net	$142.8	$147.1

Goodwill
At beginning of year (HRS $785.9 and $773.3, Comdata $117.0 and $117.0)	$902.9	$890.3
Translation and other adjustments (HRS)	4.5	12.6

At end of period (HRS $790.4 and $785.9, Comdata $117.0 and $117.0)	$907.4	$902.9

Other Intangible Assets
Customer lists (accumulated amortization of $29.5 and $26.7)	$52.5	$49.4
Trademarks (accumulated amortization of $24.7 and $20.7)	78.0	74.7
Technology (accumulated amortization of $33.8 and $30.3)	52.2	52.2
Non-compete agreements (accumulated amortization of $9.4 and $8.6)	13.5	12.9

Total other intangible assets	196.2	189.2
Accumulated amortization	(97.4)	(86.3)

Other intangible assets, net	$98.8	$102.9

Software and Development Costs
Purchased software	$78.0	$76.6
Other software development cost	153.6	144.7

Total software and development costs	231.6	221.3
Accumulated amortization	(90.8)	(84.4)

Software and development costs, net	$140.8	$136.9

	For Periods Ended March 31,
	Three Months
	2004	2003
Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$10.4	$10.8
Amortization of other intangible assets	4.1	4.1
Amortization of software and development costs	6.3	5.7

Total	$20.8	$20.6

Amortization for other intangible assets held at March 31, 2004 is estimated to be $16.4 for 2004, $16.0 for 2005, $13.2 for 2006, $10.4 for 2007 and $5.9 for 2008.

FORM 10-Q
CERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA

	For Periods Ended
	March 31,
	Three Months
	2004	2003
HRS
Revenue	$245.0	$235.6
Earnings before interest and taxes	$11.3	$20.1
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$1,436.0	$1,436.3
Customer funds	3,658.4	3,132.1

Total assets at March 31, 2004 and December 31, 2003	$5,094.4	$4,568.4
Comdata
Revenue	$81.5	$78.5
Earnings before interest and taxes	$26.8	$24.1
Total assets at March 31, 2004 and December 31, 2003	$593.1	$568.0
Other
Revenue	$—	$—
Earnings before interest and taxes	$—	$—
Total assets at March 31, 2004 and December 31, 2003	$67.7	$52.3
Total Ceridian
Revenue	$326.5	$314.1
Earnings before interest and taxes	$38.1	$44.2
Interest income (expense), net	(0.7)	(0.7)

Earnings before income taxes	$37.4	$43.5
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$2,096.8	$2,056.6
Customer funds	3,658.4	3,132.1

Total assets at March 31, 2004 and December 31, 2003	$5,755.2	$5,188.7

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in this Quarterly Report on Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, which factors are also incorporated herein by reference. Such important factors include:

•	Our ability to attract and retain customers

•	The effect of changes in governmental regulations relating to employee benefits, funds transfer and other matters

•	Success in introducing and selling new or enhanced products and services

•	Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•	Risks associated with litigation, governmental investigations and similar matters

•	Problems effecting system upgrades and conversions

•	Our ability to adapt to changing technology

•	Acquisition risks

•	Competitive conditions

•	International operations risks

•	Success of implementation of plans to improve performance of U.S. HRS business

•	Our ability to increase operating efficiencies and reduce costs

•	Liability as a portability and retirement plan administrator

•	Relationships with key vendors and suppliers

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

MANAGEMENT SUMMARY

Operations

Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

Our net earnings for the first quarter of 2004 amounted to $24.3 million, or 16¢ per diluted share, compared to net earnings of $28.1 million, or 19¢ per diluted share, in the same quarter of 2003. Our revenue for the first quarter of 2004 amounted to $326.5 million compared to $314.1 million in the same quarter of 2003.

Management initiatives expected to affect operating results in 2004 include:

•	Maintain the customer retention rate and improve customer satisfaction

•	Improve installation performance for new HRS customers

•	Continue to grow HRS orders, particularly for Ceridian Canada and Ceridian Centrefile

•	Increase the number of Comdata cards in use and transaction volume

•	Improve operational efficiencies in all businesses

During the first quarter of 2004, internal measurements indicate improvement in HRS customer retention and satisfaction over levels of one year ago as well as high levels of customer retention and satisfaction for Comdata customers. Projects expected to improve HRS installation performance were nearly completed by the end of the first quarter and compensation incentives related to installation performance and customer satisfaction had been put in place. HRS internal installation performance measures indicated an improvement in the current quarter compared to the first quarter of 2003. Order levels improved over those of the fourth quarter and first quarter of 2003, and we added new customers for our human resource outsourcing services and Comdata’s BusinessLink card. Near the end of the quarter, we also acquired a customer base for COBRA services from a major insurance company for our HRS benefits services business. Revenue from sales of Comdata stored value cards and related services increased by nearly 20% in the first quarter of 2004 over the first quarter of 2003. Additional operational efficiencies during the rest of 2004 from actions taken by Ceridian Canada and Centrefile during the first quarter of 2004 are expected to recover related expenditures, primarily severance, incurred during first quarter that amounted to $2.8 million.

Further information on consolidated results of operations as well as business segment results appear in following sections of this discussion.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Financial Condition and Cash Flows

Consolidated Statements of Cash Flows Highlights

	Three Months Ended March 31,
(Dollars in millions)	2004	2003	Change
Operating activities	$74.8	$(4.8)	$79.6
Investing activities	(16.2)	(14.3)	(1.9)
Financing activities	(47.7)	(7.7)	(40.0)
Effect of exchange rate changes on cash	0.2	1.3	(1.1)
Net cash flows provided (used)	$11.1	$(25.5)	$36.6
Cash and equivalents at 3/31/04 and 12/31/03	$135.3	$124.2	$11.1

Net cash inflows from operations during the first quarter of 2004 amounted to $74.8 million compared to net cash outflows of $4.8 million for the first quarter of 2003. The comparison benefited significantly by improved trade receivables collections performance since the first quarter of 2003. We also received a tax refund of $16.5 million during the first quarter of 2004 related to our $75.0 million contribution to our principal pension plan made during the fourth quarter of 2003.

Cash flows from investing activities showed little change in the quarterly comparison. The increase in cash outflows from financing activities reflected expenditures of $58.4 million to repurchase 3,012,400 Ceridian shares under our stock repurchase program.

In the accompanying tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

•	“R&D expense” represents research and development costs

•	“HRS” relates to our human resource solutions division and subsidiaries

•	“Comdata” relates to the consolidated results of our transportation and stored value card subsidiary, Comdata Network, Inc., and its subsidiaries

•	“Other” relates to the results of our corporate center operations that were not allocated to our two business segments

•	“NM” represents percentage relationships in the tables that are not meaningful

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

RESULTS OF OPERATIONS

Consolidated Results - Overview

Statements of Operations First Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2004	2003	$	%	2004	2003
Revenue	$326.5	$314.1	12.4	4.0	100.0	100.0
Cost of revenue	151.6	142.4	9.2	6.4	46.4	45.4
SG&A expense	121.5	111.6	9.9	9.0	37.2	35.5
R&D expense	16.6	16.3	0.3	2.3	5.1	5.2
Other expense (income)	(1.3)	(0.4)	(0.9)	NM	(0.4)	(0.1)
Interest income	(0.5)	(0.5)	—	—	(0.2)	(0.1)
Interest expense	1.2	1.2	—	—	0.4	0.4
Total costs and expenses	289.1	270.6	18.5	6.9	86.6	86.1
Earnings before income taxes	37.4	43.5	(6.1)	(14.2)	11.4	13.9
Income taxes	13.1	15.4	(2.3)	(15.2)	4.0	4.9
Earnings from continuing operations	$24.3	$28.1	(3.8)	(13.7)	7.4	9.0
Diluted EPS from continuing operations	$0.16	$0.19	(0.03)	(15.8)

Our consolidated revenue increased by $12.4 million in the quarterly comparison with $9.4 million of the increase coming from HRS and $3.0 million coming from Comdata.

The following factors had the most significant impacts on our HRS revenue performance:

•	More revenue from LifeWorks and benefits services and new payroll services

•	Benefit from the effect of currency fluctuations on our international revenue

•	Increased revenue due to higher levels of invested customer funds

•	Acceleration of W-2 revenue out of first quarter 2004 into fourth quarter 2003

•	Reduced revenue due to lower yields on invested customer funds

The following factors had the most significant impacts on our Comdata revenue performance:

•	Continued growth in Comdata’s retail cards in use and transaction volume

•	Lower revenue from the sale of point-of-sale terminal equipment

•	Higher transportation card transaction volume

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Our total costs and expenses increased by $18.5 million in the quarterly comparison. HRS costs and expenses, excluding unallocated net interest expense, increased by $18.2 million and Comdata costs and expenses, excluding unallocated net interest expense, increased by $0.3 million. The principal factors affecting the comparison of total costs and expenses included:

•	Higher non-U.S. costs and expenses as a result of fluctuations in currency exchange rates

•	Higher HRS selling and installation expenses

•	Incremental costs related to productivity improvement efforts in international operations

•	Additional costs related to higher retail card sales and processing revenue

Further information on revenue and cost and expenses appear in the following section entitled “Business Segment Results.”

Interest income and interest expense, which are not allocated to our business segments, both remained at the same level in the 2004 quarter as in the first quarter of 2003.

Our effective tax rate was 35.4% for the first quarter of 2003 and 35.0% for subsequent periods including the first quarter of 2004.

Business Segment Results

Segment First Quarter Comparisons
 (Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
Revenue
HRS	$245.0	$235.6	9.4	4.0	75.1	75.0
Comdata	81.5	78.5	3.0	3.8	24.9	25.0
Total	$326.5	$314.1	12.4	4.0	100.0	100.0
EBIT*
HRS	$11.3	$20.1	(8.8)	(44.2)	4.6	8.6
Comdata	26.8	24.1	2.7	10.9	32.8	30.7
Total	$38.1	$44.2	(6.1)	(14.2)	11.6	14.1

*We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue in the first quarter of 2004 for our HRS business increased by $9.4 million over the amount reported for the first quarter of 2003. Revenue from U.S. operations increased by $1.3 million while Ceridian Canada revenue increased by $5.4 million and Ceridian Centrefile revenue increased by $2.7 million. U.S. operations revenue increased from $184.8 million in the first quarter of 2003 to $186.1 million in the first quarter of 2004. As previously reported, the acceleration of W-2 information delivery to customers of U.S. operations first accomplished at the end of 2003 resulted in the recognition of $9.5 million of revenue in December 2003 that otherwise

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

would have been recognized in the first quarter of 2004. Customer employment levels declined slightly from those of the first quarter of 2003, which resulted in an additional revenue reduction of $1.0 million in the quarterly comparison. Increased revenue from the SourceWeb product and additional revenue from call center operations, due largely to implementations of human resource outsourcing services, were largely responsible for a $3.8 million increase in revenue from payroll and tax filing operations in the quarterly comparison.

Our U.S. payroll and tax filing revenue includes investment income from invested customer funds that constitutes a component of our compensation for providing services to those customers. Investment income from invested customer funds increased by $1.8 million to $25.9 million in the first quarter of 2004 from $24.1 million in the first quarter of 2003 as a higher average balance of invested customer funds contributed $3.5 million to the increase and falling interest rates reduced the result by $1.7 million. In total, the average balance of invested customer funds rose by 14.9% from $2,415.2 million for the first quarter of 2003 to $2,774.6 million for the first quarter of 2004, which included a Canadian currency exchange benefit that represented about 290 basis points of the percentage increase. The higher average invested balance reflected the continued success of our introduction of our Payment Solutions service where we make compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers. This service provided an additional $110.8 million to the increase in the quarterly comparison of average balances of our invested customer funds. The average yields on invested customer funds for the comparative 2004 and 2003 quarters were 3.76% and 4.01%. The average yields reflected the benefit of our maintenance of interest rate derivatives described in the accompanying notes to our consolidated financial statements that contributed $8.1 million to investment income in the first quarter of 2004 compared to $7.3 million in the first quarter of 2003.

Revenue from our LifeWorks employee assistance services increased by $3.0 million and revenue from our benefits services operations increased by $1.8 million in the first quarter of 2004 compared to the first quarter of 2003. The increase in LifeWorks revenue related largely to the implementation of a contract to provide employee assistance services to members of the U.S. Armed Services that commenced in the third quarter of 2003. The increase in benefits services revenue related primarily to implementation of services provided to human resource outsourcing customers and growth in flexible spending account services.

Revenue from Ceridian Canada operations increased by $5.4 million from $29.6 million for the first quarter of 2003 to $35.0 million for the first quarter of 2004, due largely to currency rate changes. The revenue increase from the change in currency rates amounted to $4.8 million and the additional $0.6 million related to a modest increase in customer employee levels.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Revenue from Ceridian Centrefile operations increased by $2.7 million from $21.2 million for the first quarter of 2003 to $23.9 million for the first quarter of 2004 as changes in currency exchange rates added $3.0 million. The number of customer employees increased modestly in the quarterly comparison in the first quarter of 2004, but not enough to offset the effect of customer losses in early 2003 and low order performance later in 2003.

Total costs and expenses for our HRS business increased by $18.2 million in the quarterly comparison. Total costs and expenses increased by $9.6 million for U.S. operations, $5.4 million for Ceridian Canada and $3.2 million for Ceridian Centrefile. Total costs and expenses included $2.8 million of severance costs in the first quarter of 2004 related to productivity improvement efforts including $1.8 million for Ceridian Canada and $1.0 million for Ceridian Centrefile. For HRS, cost of revenue increased by $8.2 million, SG&A expense increased by $10.9 million, R&D expense was unchanged and other expense (income) decreased by $0.9 million.

Cost of revenue for U.S. operations increased by $3.3 million due to $3.0 million of increased costs in payroll and tax filing services related to a higher level of installation efforts, higher software amortization costs and increased royalties, offset in part by the reassignment of certain personnel from production operations to selling operations. LifeWorks experienced increased cost of revenue of $1.0 million related to the additional revenue from the new U.S. Armed Services contract referred to above. Benefits services operations cost of revenue decreased by $0.7 million due to the elimination of incremental costs associated with the completion of the transfer of certain California and Virginia operations to our Florida operation in early 2003. Currency rate changes contributed increases to cost of revenue of $2.1 million for Ceridian Canada and $3.0 million for Ceridian Centrefile. The additional increase of $0.7 million in Ceridian Canada cost of revenue primarily reflected $1.3 million of the severance costs related to productivity improvement efforts offset in part by savings from cost reduction efforts in 2003.

SG&A expense for U.S. operations increased by $6.4 million in the quarterly comparison due primarily to a $4.6 million increase in selling expense. The increase in selling expense reflected a higher staffing level in U.S. operations in the first quarter of 2004 compared to the first quarter of 2003 and higher compensation costs between those periods. The staffing level increase included the addition of sales positions during the course of 2003 and the reassignment of personnel formerly dedicated to production or administrative duties to commissioned sales duties. The increase of $1.8 million in general and administrative expense in the quarterly comparison related primarily to higher compensation expense.

In the quarterly comparison, SG&A expense for Ceridian Canada increased by $3.4 million of which $1.8 million represented the impact of currency rate changes. The additional increase of $1.6 million reflected increased marketing efforts and $0.5 million of severance costs incurred during the first quarter of 2004. In the quarterly comparison, SG&A expense for Ceridian

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Centrefile increased by $1.1 million in the quarterly comparison including $1.2 million for the impact of currency rate changes and severance costs of $1.0 million during the first quarter of 2004, which were offset in part by the benefits from cost reduction efforts during 2003.

Included in other expense (income) was a gain of $0.5 million for U.S. operations from the sale of 50,000 shares of the common stock of Ultimate in March 2004 and a foreign currency exchange gain of $0.7 million for Ceridian Canada.

Comdata

Comdata revenue grew by $3.0 million as revenue from retail card sales and processing increased by $4.1 million in the quarterly comparison. For arrangements that include retail card sales and related services, revenue from the card sale and the related services is deferred at the time of delivery of the cards or service. Recognition of the card sale revenue commences at the estimated time of first use based on historical experience (now 7 months after delivery to our customer), and recognition of the related services revenue commences when a transaction takes place. Revenue from both card sales and related services is substantially recognized within a 6-month period after activation of the card. Therefore, the increased revenue in the quarterly comparison largely reflected sales of cards and related services in mid-2003. Billings for sales of cards and related services in the first quarter of 2004 added $2.0 million more to deferred revenue than the amount added in the first quarter of 2003 reflecting the addition of new customers and increasing usage of retail cards. Revenue from sales of point-of-sale terminal equipment decreased by $1.5 million in the quarterly comparison. Permitting services revenue increased by $0.2 million compared to the first quarter of 2003 after a long period of quarterly declines. The remainder of the increase in the quarterly comparison of revenue related primarily to an increase in transportation card transaction volume, including the BusinessLink product.

Comdata’s costs and expenses increased by $0.3 million in the first quarter of 2004 compared to the first quarter of 2003. Bad debt expense in SG&A expense decreased by $1.4 million in the quarterly comparison as the quality of receivables improved during the course of 2003. The lower level of revenue from point-of-sale terminal equipment accounted for a reduction in the cost of revenue of $0.8 million in the quarterly comparison. This reduction in cost of revenue was largely offset by a $2.1 million increase in cost of revenue related to the higher level of retail cash card sales and processing revenue.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

	Three Months Ended March 31,
(Dollars in millions)	2004	2003	Change
Operating activities	$74.8	$(4.8)	$79.6
Investing activities	(16.2)	(14.3)	(1.9)
Financing activities	(47.7)	(7.7)	(40.0)
Effect of exchange rate changes on cash	0.2	1.3	(1.1)
Net cash flows provided (used)	$11.1	$(25.5)	$36.6
Cash and equivalents at 3/31/04 and 12/31/03	$135.3	$124.2	$11.1

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

	Three Months Ended March 31,
(Dollars in millions)	2004	2003	Change
Earnings from continuing operations	$24.3	$28.1	$(3.8)
Provision for deferred income taxes	2.3	2.7	(0.4)
Depreciation and amortization	20.8	20.6	0.2
Contributions to retirement plan trusts	—	(4.1)	4.1
Other reconciling items	4.9	4.9	—
From continuing operations earnings	52.3	52.2	0.1
From continuing operations working capital activities	22.5	(57.0)	79.5
Cash flows provided by operating activities	$74.8	$(4.8)	$79.6

Cash Flows

Cash Balances and Operations

Our cash and equivalents increased by $11.1 million to $135.3 million during the first quarter of 2004. Net cash inflows from working capital activities significantly increased operating cash flows and exceeded the amount needed to fund investing activities and repurchases of our common stock. Our net operating cash outflow amounted to $4.8 million for the first quarter of 2003 as cash outflows associated with an investment in net working capital of $57.0 million exceeded operating cash inflows from earnings activities of $52.2 million.

We discussed the factors that determined the operating cash inflows from earnings activities in the previous section of this discussion called “Results of Operations.” The $79.5 million increase in operating cash flows related to working capital activities in the quarterly comparison is largely driven by a net reduction of receivables in the first quarter of 2004 compared to the first quarter of 2003, which contributed a net cash inflow of $56.6 million to the comparison. The reduction in receivables largely represents improved collections performance at Comdata. The increase of $18.2 million in accrued taxes, due largely to a $16.5 million benefit provided by our contribution of $75.0 million to our principal defined benefit pension plan in the fourth quarter of 2003, also contributed to the increase in operating cash flows in the quarterly comparison.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Investing

During the first quarter of 2004 we made capital expenditures of $5.7 million for property and equipment and $9.6 million for software and development costs. The respective amounts for 2003 were $6.2 million and $5.5 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. At the end of March 2004 we sold 50,000 shares of Ultimate common stock and recorded a gain of $0.5. Proceeds from the sale of $0.7 million were received in April 2004.

Financing

During the first quarter of 2004, we paid $58.4 million to repurchase 3,012,400 shares of our common stock on the open market at an average net price of $19.42 per share under an existing stock repurchase program. During the first quarter of 2003, we paid $9.1 million to repurchase 675,800 shares of our common stock on the open market at an average net price of $13.48 per share. We provide further information on our stock repurchase program in the following section entitled “Liquidity and Capital Resources” and Part II, Item 2 of this report.

Proceeds from exercises of stock options and employee stock plan purchases amounted to $11.6 million during the first quarter of 2004 compared to $1.4 million in the first quarter of 2003 due to higher market prices for Ceridian stock in 2004. During the first quarter of 2004, we paid down our capital lease obligations by $1.0 million.

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

We have been opportunistically repurchasing Ceridian common stock under a program approved by our board of directors effective July 24, 2002 that authorized the repurchase of up to 12,500,000 Ceridian common shares. We previously reported that in 2004 we plan to utilize approximately

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

half of our free cash flow (defined as operating cash flows minus capital expenditures) to continue this opportunistic repurchase program. We estimated that free cash flow for 2004 may be in the range of $140 million to $150 million. During the first quarter of 2004, we repurchased 3,012,400 shares for a total of $58.4 million. As of March 31, 2004, we were authorized to purchase up to 7,350,500 additional shares of our common stock under the authorization from our board of directors. Depending on market conditions regarding our stock and other investment opportunities, we may increase our allocation of free cash flow for stock repurchases during the rest of the year. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

In the first quarter of 2003, we entered into a services agreement with Ultimate for extended technical support for our SourceWeb product during 2003 that required quarterly payments totaling $2.3 million during that year. We have amended the 2003 agreement to extend its term through September 2004 and also to include within its scope a number of project management functions and continuation development to provide enhanced scalability, security, automated installation deployment features and enhanced production efficiency. In connection with the amendment and extension, we will pay a total of $2.5 million to Ultimate during the second and third quarters of 2004.

As of March 31, 2004, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $347.7 million of which we have designated $140.0 million as backup to the Comdata receivables securitization facility. We are in compliance with all covenants related to these facilities.

Critical Accounting Policies

Our critical accounting policies are described in Part II, Item 7 contained in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies during the first quarter of 2004.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue. Due to the short-term nature of customers’ obligations paid by funds in our possession, investments of these funds must have very short maturities. This exposes our revenue from invested customer funds to changes in short-term interest rates which are highly volatile. Our objective in managing this component of revenue is to provide a stable and predictable source of such revenue. To achieve this objective we coordinate a risk management program of investing in longer-term assets, issuing floating rate debt, and purchasing interest rate derivative securities (e.g. collars, swaps) that have the effect of converting variable short-term rates into fixed long-term rates. By converting the short-term interest rate exposure to fixed rates, or offsetting short-term interest earned with short-term interest payments on debt, we achieve a high degree of stability and predictability of net interest income. The fair value of our interest rate derivative securities was $61.2 million at March 31, 2004 and $55.7 million at December 31, 2003. The contribution to investment income from invested customer funds derived from interest rate derivatives amounted to $8.1 million in the first quarter of 2004 and $7.3 million in the first quarter of 2003. There has been no material change in our interest rate market risk during the three-month period ended March 31, 2004.

Our risk management objective of managing fuel price risk is to protect Comdata revenue and net income from the effects of falling diesel fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price. In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased. As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly. In March 2004, Comdata entered into fuel price derivative contracts to swap the floating price of fuel for an average fixed price of $1.51 per gallon. These contracts will have the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the period July 1 to December 31, 2004. The carrying amount of the fuel price derivatives at March 31, 2004 was less than $0.1 million, representing the expected aggregate future payments from the counterparty (and increase in revenue) over the term of the contracts. We continuously monitor fuel price volatility and the cost of hedging and may enter into additional fuel price derivative contracts solely for the purpose of managing fuel price risk when market conditions are favorable to such transactions.

We provide further information on interest rate and fuel price derivatives in an accompanying note entitled “Investing Activity” to the consolidated financial statements contained in Part I, Item 1 of this report.

For additional information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2004, the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter ended March 31, 2004, there has been no change in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

The table below sets forth information with respect to our repurchases of our common stock during the three months ended March 31, 2004.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		Per Share	Programs (1)	Programs (1)
Month #1 (January 1, 2004- January 31, 2004)	133,303	(2)	$20.6174	120,000	10,242,900
Month #2 (February 1, 2004- February 29, 2004)	973,000		$18.4600	973,000	9,269,900
Month #3 (March 1, 2004- March 31, 2004)	1,919,616	(3)	$19.8321	1,919,400	7,350,500

Total:	3,025,919	(2)(3)	$19.4255	3,012,400	7,350,500

(1)	On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased. We disclose this repurchase program in our periodic reports with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 7,350,500 shares as of April 1, 2004; the repurchase program has no set expiration or termination date.

(2)	13,303 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(3)	216 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2004

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

     (b) Reports on Form 8-K.

The following Reports on Form 8-K were filed or furnished during the first quarter of 2004 and through the date of this Form 10-Q filing. The contents of the following Forms 8-K that are “furnished” to the SEC are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 or the Securities Act:

On January 22, 2004, we filed a Current Report on Form 8-K filing under Item 5 announcing that Ceridian is responding to a document request from the SEC and has been advised that the SEC has issued a formal order of investigation, and furnishing under Items 7 and 12 a press release reporting our fourth quarter and full year 2003 results.

On February 19, 2004, we filed a Current Report on Form 8-K filing under Items 5 and 7 a press release announcing a change in revenue recognition at our Stored Value Systems unit, the intention to restate our financial statements for the fiscal years ended December 31, 2003, 2002, 2001 and 2000 and revised guidance for 2004.

On March 15, 2004, we filed a Current Report on Form 8-K filing under Item 5 a press release announcing that we had filed our Annual Report on Form 10-K for the year ended December 31, 2003, Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2002 and Amendment No. 1 to its Quarterly Reports on Form 10-Q/A for the first, second and third quarters of 2003.

On April 15, 2004, we filed a Current Report on Form 8-K furnishing under Items 7 and 12 a press release reporting our first quarter 2004 earnings results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: May 7, 2004	/s/ L. D. Gross
L. D. Gross
Vice President and Corporate Controller (Principal Accounting Officer)