Form 10-K/A
period 2003-12-31
CERIDIAN CORP /DE/
filed 2005-02-18
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-15168

CERIDIAN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	41-1981625
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3311 East Old Shakopee Road
Minneapolis, Minnesota 55425
(Address of principal executive offices)

Telephone No.: (952) 853-8100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share	The New York Stock Exchange
Rights to Purchase Class A Junior Participating	The New York Stock Exchange
Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

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

CERIDIAN CORPORATION
EXPLANATORY NOTE

     As previously disclosed, Ceridian Corporation (the “Company”) has restated its consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 (the “Restatement”). The determination to restate these financial statements was made as a result of an investigation directed by the Audit Committee of the Company’s Board of Directors (the “Audit Committee Investigation”) which examined, among other things, the Company’s policies and practices for the capitalization of software development costs, the timing of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses. During the review and investigation of these items, the Company determined that certain other adjustments and reclassifications were required to the Company’s consolidated financial statements. Further information on these adjustments and reclassifications can be found in Note B, “Restatement of Financial Statements” to the accompanying consolidated financial statements.

     As previously disclosed, following consultation with KPMG LLP, the Company’s independent registered public accountants (“KPMG”), the Company determined that it was also necessary to make certain additional corrections to the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2001. The changes related to a determination that the Company’s interest rate and fuel price derivative contracts did not satisfy the requirements of Statement of Financial Accounting Standards No. (“FAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” and as such, did not qualify for hedge accounting treatment. These changes have been reflected in the Company’s accompanying consolidated financial statements as part of the Restatement, together with the other changes made as a result of the Audit Committee Investigation. Further information on the impact of these changes can be found in Note B, “Restatement of Financial Statements” to the accompanying consolidated financial statements.

     This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, initially filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2004 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheets as of December 31, 2003 and December 31, 2002 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2003, 2002 and 2001 and the notes related thereto. For a more detailed description of these restatements, see Note B, “Restatement of Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

     For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Item 1 of Part I and Items 6, 7, 7A, 8 and 9A of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as

i

required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.01, 31.01, 31.02, 32.01 and 32.02.

     Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004 and/or the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004 which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.

     The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2003. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

ii

CERIDIAN CORPORATION
Annual Report on Form 10-K/A
(Amendment No. 1)
For the fiscal year ended December 31, 2003

iii

CERIDIAN CORPORATION

PART I

     This Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Cautionary Factors That Could Affect Future Results,” included in Part II, Item 7 of this report. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission.

     We own or have the rights to various trademarks, trade names or service marks, including the following: BusinessLink™, Ceridian Corporation and logo, Ceridian®, CobraServ®, Comchek®, Comchek eCash®, Comdata Corporation® and logo, Comdata®, HR/Comply®, LifeWorks®, Powerpay®, Signature®, SourceWeb™, Stored Value Systems® and logo, and Trendar™. The trademarks American Express®, Discover®, Maestro®, MasterCard®, Microsoft®, UltiPro® , Visa® and Windows® referred to in this report are the registered trademarks of others.

Item 1. Business

     Certain financial information contained in this Item has been amended to reflect the Restatement to our consolidated financial statements, as further discussed in Note B, “Restatement of Financial Statements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.

General

     Ceridian Corporation was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

     Ceridian Corporation is an information services company principally in the human resource, transportation and retail markets. Our human resource solutions business enables customers to outsource a broad range of employment processes, from recruitment and applicant screening, to payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, to post-employment COBRA, HIPAA, and retirement plan administration. We have human resource solutions operations in the United States, Canada and the United Kingdom. Our Comdata business provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit, and stored value cards.

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

Financial Information About Segments

     Our business has two segments, Human Resource Solutions and Comdata. We refer you to Note E, Segment Data to our consolidated financial statements for financial information about our business segments. This information may be found in Part II, Item 8 of this report.

Human Resource Solutions

     The businesses comprising our human resource solutions business (referred to in this report as “HRS”) offer a broad range of managed human resource solutions designed to help companies maximize the value of their people by more effectively managing their work forces and the information that is integral to human resource processes. Our human resource management products and services are provided principally in the United States, Canada and the United Kingdom. HRS’s restated annual revenue for the years ended December 31, 2003, 2002 and 2001 was as follows:

Restated
2003	2002	2001
$894.2 million	$847.3 million	$862.7 million

     In 2003, about 71.8% of our HRS revenue came from payroll processing and tax filing services, 15.2% from benefits services and 13.0% from employee assistance programs. Further,

about 76.9% of our 2003 HRS revenue was from operations located in the United States, about 14.2% from Canada, and about 8.9% from the United Kingdom.

     Because the volume of payroll items processed increases in the fourth quarter of each year in connection with employers’ year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, our HRS revenue and profitability tend to be greater in those quarters.

     Our HRS revenue includes investment income earned from customer deposits temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. About $62.2 million of revenue in 2003 was attributable to this investment income. All customer funds temporarily held by us are held in either a trust or in segregated accounts. Funds from U.S. customers are invested primarily in money market mutual funds, short-term repurchase agreements with high quality counterparties, U.S. Treasury and Agency securities, AAA rated asset and mortgage backed securities, and corporate bonds rated A3/A- or better. Funds from Canadian customers are invested primarily in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset backed trusts and mortgages. The maturity of these investments is carefully managed to meet the related payment obligations. Investment income is earned on these funds in lieu of charging additional fees to our customers. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of customer deposits held. We use derivative instruments such as interest rate collars and swaps to manage interest rate risk on customer deposits as further described in Part II, Item 7A of this report. The effect of the use of derivative instruments on our earnings is presented in the line item entitled “(gain) loss on derivative instruments” in our consolidated statements of operations in Part II, Item 8 of this report.

     Market

     The market for human resource solutions covers a comprehensive range of information management, human resource administration and employee assistance services and software. These products and services include:

▪	transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits enrollment and administration; and

▪	management support software and services, primarily in areas such as human resource administration, regulatory compliance, work-life effectiveness and employee assistance programs.

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

     Products and Services

     Our human resource management solutions include:

▪	payroll processing and integrated human resource and time and labor management information systems solutions;

▪	tax filing services;

▪	benefits administration, qualified retirement and other plan administration and regulatory compliance services; and

▪	work-life effectiveness and employee assistance programs.

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

     We are expanding our international payroll services into other countries, principally in Europe, by engaging partners within a country to provide us with payroll administration and processing services for that country. We in turn have contracted with multinational customers for their international requirements, and deliver a fully outsourced payroll service to these customers.

     There are risks associated with operating internationally. We refer you to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this report, and specifically to the section of that discussion entitled “Cautionary Factors That Could Affect Future Results.”

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

     Currently, we believe the principal competitive factors in the human resource solutions industry are:

▪	customer service;

▪	leadership in technology applications;

▪	choice of services;

▪	integrated platforms;

▪	performance;

▪	price;

▪	functionality;

▪	ease and flexibility of use; and

▪	expertise in HR processes.

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

     The table below reflects the restated amount of research and development expenses for our HRS businesses for the periods indicated.

	Restated
	Years Ended December 31,
	2003	2002	2001
	(dollars in millions)
Research and development	$16.3	$12.6	$13.5
Percent of revenue	1.8%	1.5%	1.6%

Comdata

     Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services to the transportation, retail and other industries. Comdata’s restated annual revenue from products and services for the years ended December 31, 2003, 2002 and 2001 was as follows:

Restated
2003	2002	2001
$319.7 million	$313.0 million	$304.3 million

     Approximately 75.7% of Comdata’s revenue for 2003 was attributable to Comdata’s transportation business and 24.3% was attributable to Comdata’s retail services business.

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

     Comdata believes that its competitive strengths include its:

▪	ability to provide services to trucking companies and drivers at a large number of locations in the continental United States and Canada;

▪	ability to offer a variety of services, frequently tailored to an individual customer’s needs;

▪	proprietary databases regarding funds transfers and fuel purchases;

▪	long-term relationships in the transportation industry;

▪	high quality of customer service; and

▪	long-time reputation in the transportation industry.

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

     Comdata believes the competitive strengths of Comdata’s retail services division are:

▪	leading edge information and communications systems which provide real-time connectivity with retailers’ existing platforms;

▪	breadth of solutions offered; and

▪	experience in transaction processing and related services providing for high quality control and reduced time of implementation of cash card solutions.

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

     The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended December 31,
	2003	2002	2001
	(dollars in millions)
Research and development	$3.1	$2.4	$4.4
Percent of revenue (restated)	1.0%	0.8%	1.4%

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

Employees

     As of March 1, 2004, we employed approximately 9,320 people on a full- or part-time basis, including 7,289 full-time and 480 part-time employees of HRS and 1,402 full-time and 59 part-time employees of Comdata.

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

     We also post other documents containing a substantial amount of information about our corporate governance on our website, including information relating to our corporate governance policies and practices, charters of our committees of the Board of Directors, codes of conduct and other corporate governance matters. These documents are located in the “Corporate Governance” section of our website. Copies of all of our charters for each of our committees of the Board of Directors, corporate governance policies and guidelines, code of conduct and other corporate governance documents contained in the “Corporate Governance” section of our website may be obtained without charge by our stockholders by writing Ceridian Corporation, Attention: Corporate Secretary, 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425-1640. Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this report.

Item 1A. Executive Officers of the Registrant

     The following provides information on our executive officers as of March 1, 2004:

Name (Age)	Current Position
Ronald L. Turner (57)	Chairman, President and Chief Executive Officer

John R. Eickhoff (63)	Executive Vice President and Chief Financial Officer

Robert H. Ewald (56)	Executive Vice President and President, Ceridian Human Resource Solutions

Loren D. Gross (58)	Vice President and Corporate Controller

Name (Age)	Current Position
Shirley J. Hughes (58)	Senior Vice President of Human Resources

Gary A. Krow (49)	Executive Vice President and President of Comdata

Gary M. Nelson (52)	Executive Vice President, General Counsel and Corporate Secretary

     Our executive officers are annually elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. There are no immediate family relationships between or among any of our executive officers .

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

     Loren D. Gross has served as Vice President and Corporate Controller since July 1993.

     Shirley J. Hughes has served as Senior Vice President of Human Resources since June 1998. Ms. Hughes was Vice President of Human Resources of Mercy Health Services, a non-

profit integrated health care delivery system currently named Trinity Health Services, from October 1994 to June 1998.

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

Item 6. Selected Financial Data

The following information has been restated to reflect adjustments to the Original Filing that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note B, “Restatement of Financial Statements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. You should read the selected consolidated historical financial information set forth below along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our restated audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.

(Dollars in millions, except per share data)	Restated
	Years Ended December 31,
	2003	2002	2001	2000	1999
Revenue	$1,213.9	$1,160.3	$1,167.0	$1,174.8	$1,127.0
Earnings from continuing operations (1)	$98.7	$113.2	$55.3	$71.0	$102.9
Discontinued operations Arbitron (2)	—	—	5.2	20.7	40.9

Net earnings	$98.7	$113.2	$60.5	$91.7	$143.8

Earnings Per Common Share

Basic
Continuing operations	$0.66	$0.76	$0.38	$0.49	$0.71
Net earnings	$0.66	$0.76	$0.41	$0.63	$1.00
Diluted
Continuing operations	$0.66	$0.76	$0.37	$0.49	$0.70
Net earnings	$0.66	$0.76	$0.41	$0.63	$0.98
Shares used in calculations (in thousands)
Basic	148,634	148,029	146,069	145,229	144,524
Diluted	150,197	149,633	147,669	146,182	146,702

Balance Sheet Data at end of year
Working capital	$303.3	$246.3	$188.9	$237.2	$173.3
Total assets before customer funds	$2,021.5	$2,008.3	$1,861.2	$2,042.3	$1,949.1
Customer funds	$3,141.3	$2,446.6	$2,177.6	$2,984.1	$2,320.3
Total assets	$5,162.8	$4,454.9	$4,038.8	$5,026.4	$4,269.4
Debt obligations	$163.5	$193.5	$237.9	$500.6	$611.3
Stockholders’ equity (3)	$1,244.0	$1,108.4	$1,055.0	$938.8	$823.3

Equity Per Common Share	$8.29	$7.46	$7.20	$6.44	$5.69
Common shares outstanding at end of year (in thousands)	150,022	148,541	146,485	145,754	144,734

Number of Employees at end of year (4)	9,300	9,400	9,500	9,700	9,500

(1)	Earnings from continuing operations include unusual gains of $3.1 ($2.0 after-tax) in 2003 and unusual losses of $33.6 ($21.4 after-tax) in 2002, $50.9 ($33.4 after-tax) in 2001 and $30.5 ($18.7 after-tax) in 2000. The unusual gains and losses in 2003, 2002 and 2001 are further described in the section entitled “Unusual Items” in Part II, Item 7 of this Form 10-K/A.

(2)	Includes earnings, net of costs related to the Arbitron spin-off, as further described in Note D, “Supplementary Data to Statements of Operations,” to the consolidated financial statements contained in this Form 10-K/A.

(3)	The restated stockholders’ equity amounts include an increase in retained earnings as of January 1, 1999 of $12.6 million after income taxes resulting from certain adjustments made for periods prior to that date as further described in Note B, “Restatement of Financial Statements” to the consolidated financial statements contained in this Form 10-K/A.

(4)	Continuing operations only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

Restatement

     We have restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004. In addition, certain disclosures in the notes to our consolidated financial statements have been restated to reflect the Restatement adjustments. In the Restatement, we have:

•	corrected errors related to the recording of certain capitalized costs for internally developed software, the commencement of the amortization of our capitalized software development costs and the accrual of costs and expenses

•	corrected the accounting for interest rate and fuel price derivative instruments

•	corrected revenue recognition errors and related costs

•	identified and corrected other accounting errors and misclassifications

•	reduced the number of dilutive shares determined by the treasury stock method for all periods presented to reflect the tax benefit related to the assumed exercise of stock options

The determination to restate these financial statements was made as a result of:

•	the determinations from the Audit Committee Investigation which examined, among other things, the Company’s policies and practices for the capitalization of software development costs, the timing of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses;

•	our determination, during the Audit Committee Investigation of the above-referenced items, that certain other adjustments and reclassifications were required to our consolidated financial statements; and

•	our subsequent determination, following consultation with our independent registered public accountants, that it was also necessary to make certain additional corrections to our consolidated financial statements for the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001 in light of our conclusion that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as such, did not qualify for hedge accounting treatment.

  The Restatement reduced our earnings before income taxes for the years 1999 through 2003 by $5.1 million consisting of $47.8 million related to capitalized internally developed software, $5.6 million related to accrual of costs and expenses and $4.4 million related to revenue recognition (net of costs), substantially offset by a $52.7 million increase in net unrealized gains on derivative instruments.

  Adjustments for periods prior to 1999 of $20.2 million before income taxes increased opening retained earnings as of January 1, 1999 by $12.6 million after taxes. These adjustments included the elimination of $23.5 million of excess liabilities principally related to earlier restructurings. The Restatement increased beginning retained earnings for the year 2001 presented on our consolidated statement of stockholders’ equity from $78.9 million as previously reported to $84.4 million as restated. This $5.5 million increase consisted of the $12.6 million increase for the years prior to 1999 discussed above, offset by reductions of $1.5 million in 1999 and $5.6 million in 2000.

  The primary impact on the historical consolidated balance sheets and consolidated statements of cash flows related to adjustments concerning the software capitalization and amortization costs. Capitalized software development costs were reduced by $51.1 million and $33.1 million as of December 31, 2003 and 2002, respectively. As a result of expensing software development costs previously capitalized, capital expenditures and net cash flows provided by operating activities were reduced by $23.0 million, $11.5 million and $10.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Restatement had no impact on historical cash balances or net cash flows since the entire reduction in operating cash flows is offset in investing cash flows.

  In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as such, did not qualify for hedge accounting treatment. The correction of accounting for these derivative instruments impacted the timing of gain or loss recognition on our consolidated statements of operations. The unrealized gains and losses previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity of our consolidated balance sheets are now reported in net earnings on our consolidated statements of operations. The annual pre-tax earnings impact of the correction of unrealized gains and losses on derivative instruments was a decrease of $15.4 million in 2003 and increases of $48.3 million in 2002 and $19.8 million in 2001. The correction of accounting for realized gains and losses had no impact on pre-tax earnings but did require us to reclassify the realized gains and losses from revenue to costs and expenses. As a result of the Restatement, both realized and unrealized gains or losses on interest rate and fuel price derivative instruments now appear on our consolidated statements of operations on a line item titled “(gain) loss on derivative instruments.” The correction of accounting for derivative instruments had no impact on operating cash flows.

The Restatement included the following classes of adjustments:

•	adjustments concerning the capitalization and expensing of software development costs

•	adjustments to the accrual of certain other costs and expenses

•	adjustments to revenue and related costs for timing of recognition and transactions involving third party vendors

•	changes in accounting for interest rate and fuel price derivative instruments

•	reduction of the number of dilutive shares for calculation of earnings per share

•	reclassifications between cost and expense categories

•	reclassification of Comdata assets and liabilities

•	transfer of excess pre-1999 restructuring liabilities directly to retained earnings

     The impact of the Restatement on earnings for each of the five years from 1999 through 2003 is shown in the table below. Further information on the nature and impact of these adjustments as to the years 1999 through 2003 is provided in Note B, “Restatement of Financial Statements,” to our consolidated financial statements contained elsewhere in this Form 10-K/A.

Earnings Adjustments Related to the Restatement
(Dollars in millions)

	2003	2002	2001	2000	1999	Five Year Total
Revenue recognition, net of costs	$(2.0)	$(1.9)	$(0.5)	$—	$—	$(4.4)
Derivative instruments	(15.4)	48.3	19.8	—	—	52.7
Software capitalization	(17.6)	(10.7)	(9.7)	(8.6)	(1.2)	(47.8)
Accrual of costs and expenses	(5.7)	(2.1)	3.7	(0.3)	(1.2)	(5.6)

Total pre-tax earnings increase (decrease)	$(40.7)	$33.6	$13.3	$(8.9)	$(2.4)	(5.1)
Tax effect of restatement	14.6	(12.5)	(4.9)	3.3	0.9	1.4

Total net earnings increase (decrease)	$(26.1)	$21.1	$8.4	$(5.6)	$(1.5)	(3.7)

Overview

     Ceridian Corporation provides human resource solutions to employers through our Human Resource Solutions business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States. Our businesses are more fully described in Part I, Item 1, “Business,” and in Note E, “Segment Data,” to our consolidated financial statements contained in this Form 10-K/A.

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

Management’s Summary

     As described in more detail in Part I, Item 1 of this Form 10-K/A, we redefined our company in 2001 as an information services company that operates principally in the human resource, transportation and retail markets. Our HRS business enables customers to outsource a broad range of employment processes. HRS operations are located primarily in the U.S. with significant subsidiary operations in Canada (Ceridian Canada) and the United Kingdom (Ceridian Centrefile). Through Ceridian Centrefile we are expanding our payroll services by engaging partners in other countries in Europe. Comdata is a payment processor and issuer of credit, debit and stored value cards principally for the transportation and retail industries. Comdata’s operations are located substantially in the U.S. with some operations in Canada and prospects of expanding into Mexico and Europe.

     The period covered by this discussion featured a number of events or arrangements that had or will have a significant effect on our financial condition and performance. You will find the following matters described in this discussion or through a reference to the notes to our consolidated financial statements.

•	Restatement. We have restated our consolidated financial statements as described above and in Note B, “Restatement of Financial Statements” to our consolidated financial statements contained in this Form 10-K/A.

•	New services offerings. New offerings have contributed significantly to revenue growth in 2003 in our HRS segment (examples include eSource, Official Ceridian Check/Ceridian Direct Deposit, Human Resource Outsourcing and SourceWeb) and in our Comdata segment (examples include BusinessLink and eCash). These service offerings are more fully described in Part I, Item 1 of this Form 10-K/A.

•	Growth in orders and customers in 2002 and 2003. After experiencing growth in the value of HRS orders of 15% from 2001 to 2002, HRS order values grew an additional 7.5% in 2003. Major contributors to HRS order growth in 2003 included customers for our Human Resource Outsourcing offering and a mid-year contract with the U.S. Department of Defense for work-life effectiveness and employee assistance for members of the military services. For Comdata, new customer and order growth was particularly strong in our stored value card business in both 2002 and 2003 while transportation services also added new customers to a lesser degree in both years. Our measurements of customer retention for both segments also showed improvement over the prior year in both 2002 and 2003.

•	Acceleration of W-2 information delivery. In 2003, we succeeded in advancing the processing, delivery and billing of W-2 information for our customers. This accomplishment resulted in the recognition of $9.2 million of revenue in December 2003 that otherwise would have been recognized in January 2004. Because the costs associated with W-2 activities are reported as incurred throughout the year, essentially this entire amount was reflected in 2003 earnings before income taxes. This means that 2003 revenue included two contributions for W-2 activities and 2004 results will include W-2 revenue only in December.

•	The effect of changing currency exchange rates. The strength of the Canadian dollar and British pound sterling against the U.S. dollar in 2003 contributed significantly to the revenue increases for our Ceridian Canada and Ceridian Centrefile subsidiaries.

•	Our software development arrangement with Ultimate Software. We contracted with The Ultimate Software Group, Inc. (“Ultimate”) in 2001 to obtain a license to use their software as part of a Web-enabled integrated payroll/HR/self-service offering to small business customers. This arrangement involved up front payments of $10.0 million in 2001 and $6.5 million in 2002 and a commitment for additional minimum monthly payments beginning with January 2004 totaling $26.7 million over the remaining noncancelable term of the contract including March 2008. These payments included $10.5 million for a paid-up license and a $6.0 million prepayment of the minimum royalty for 2003. We spent an additional $16.9 million from 2001 through 2003 to incorporate the licensed software into a new product offering we call SourceWeb. Of this total expenditure, $1.9 million, $5.3 million and $3.3 million were expensed in 2001, 2002 and 2003, respectively. The remaining $6.4 million was capitalized as software development costs. In conjunction with offering SourceWeb to our customers in the first quarter of 2003, we began amortizing the $6.4 million capitalized software costs along with the $10.5 million capitalized license cost. Also in the first quarter of 2003, we entered into a services agreement with Ultimate for extended technical support that required quarterly payments during 2003 totaling $2.3 million. We commenced monthly charges to operations for the services agreement and the $6.0 million prepaid royalty for 2003 as of January 2003. We estimate that our incremental costs in 2003 compared to 2002 in connection with the introduction of SourceWeb reduced pre-tax earnings by $17.8 million. We discuss this arrangement and SourceWeb in the “Results of Operations” and “Liquidity and Capital Resources” subsections of this discussion.

•	Our principal defined benefit pension plan. Declines in equity securities market values and in interest rates resulted in our principal pension plan, which had been over-funded for many years, becoming an under-funded plan. This change in funded status required that we reclassify the amount reported as a pension asset at the end of 2000 into a combined reduction of our equity and an increase in our liabilities. As a further result of this change in funded status, our earnings before income taxes was reduced by $12.3 million in 2003 compared to 2002. We made cash contributions to this plan during 2003 of $103.7 million. We do not presently plan to make additional contributions to this plan in 2004 although subsequent investment performance, interest rate changes or regulatory actions may require a reconsideration of this position. We discuss our pension and postretirement obligations in the “Liquidity and Capital Resources” section of this discussion and in Note H, “Retirement Plans,” to our consolidated financial statements contained in this Form 10-K/A.

Comparison of Annual Periods Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Operations Highlights (Restated)
(Dollars in millions, except per share data)

	Years ended December 31,
	2003	2002	2001
Revenue	$1,213.9	$1,160.3	$1,167.0
Net earnings	$98.7	$113.2	$60.5
Earnings from continuing operations	$98.7	$113.2	$55.3
Earnings and gain from disposition of discontinued operations	$—	$—	$5.2
Diluted shares used in calculations (in thousands)	150,197	149,633	147,669
Net earnings per diluted share	$0.66	$0.76	$0.41
Earnings from continuing operations per diluted share	$0.66	$0.76	$0.37

Results of Operations Overview for the Three Years Ended December 31, 2003

     Revenue of $1,213.9 million for 2003 increased by $53.6 million over 2002 revenue as both HRS and Comdata contributed to the improved results. Revenue for 2002 of $1,160.3 million decreased by $6.7 million from the comparable 2001 amount. Earnings from continuing operations for 2003 decreased by $14.5 million to $98.7 million (66¢ per diluted share) from $113.2 million (76¢ per diluted share) in 2002 after increasing by $57.9 million from $55.3 million (37¢ per diluted share) in 2001. If we eliminated goodwill amortization and related income taxes from the 2001 amounts to compare with the 2002 treatment, earnings from continuing operations for 2001 would have been $85.6 million (57¢ per diluted share). The gain from discontinued operations included in net earnings in 2001 related to the spin-off of Arbitron

Inc., discussed in the section entitled “Discontinued Operation” of Note D, “Supplementary Data to Statement of Operations,” to our consolidated financial statements contained in this Form 10-K/A.

     The correction to the accounting for our interest rate derivative instruments contributed significantly to the variability of revenue and earnings during the reported periods as further discussed in the section entitled, “Cash and Investments, including Derivatives” in Note A, “Accounting Policies,” in Note B, “Restatement of Financial Statements” and in the section entitled “Derivative instruments” in Note K, “Commitments and Contingencies” to the consolidated financial statements in this Form 10-K/A. Further information on results of operations is presented in the following section of this discussion entitled “Results of Operations.”

Consolidated Statements of Cash Flows Highlights (Restated)
(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Operating activities	$56.6	$137.4	$163.7
Investing activities	(34.4)	(104.4)	(96.5)
Financing activities	(37.5)	(15.1)	(56.1)
Effect of exchange rate on cash and equivalents	5.2	0.2	—

Net cash flows provided (used)	$(10.1)	$18.1	$11.1

Cash and equivalents at end of year	$124.2	$134.3	$116.2

Cash Flows Overview for the Three Years Ended December 31, 2003

     Our cash and equivalents decreased by $10.1 million to $124.2 million during 2003, increased by $18.1 million to $134.3 million during 2002 and increased $11.1 million to $116.2 million during 2001. Cash flows from operating activities in 2003 reflected employer contributions to our principal defined benefit pension plan trust of $103.7 million where there had been no such contributions to that plan in the comparative prior years.

     Net cash outflows for investing activities amounted to $34.4 million in 2003, $104.4 million in 2002 and $96.5 million in 2001. Investing cash outflows included capital expenditures of $57.5 million during 2003, $54.6 million in 2002 and $83.8 million in 2001. Cash outflows for investments and businesses acquired amounted to $1.7 million in 2003, $50.3 million in 2002 and $30.2 million in 2001. We received proceeds from sale of businesses and assets of $24.8 million in 2003, $0.5 million in 2002 and $18.7 million in 2001.

     Net cash outflows for financing activities amounted to $37.5 million in 2003, $15.1 million in 2002 and $56.1 million in 2001. In 2001, we completed the Arbitron spin-off, which required new financing arrangements. We combined a $225.0 million contribution by Arbitron with net new borrowings under revolving credit agreements and cash balances to pay off $456.6 million of outstanding senior notes. Net new borrowings under revolving credit agreements in

2001 amounted to $166.4 million. We reduced the debt remaining at December 31, 2001 by $44.6 million in 2002 and $49.6 million in 2003. We also made payments of capital lease obligations of $1.4 million in 2003. Financing cash outflows for repurchases of Ceridian common stock amounted to $28.8 million in 2003 and $5.4 million in 2002. Cash inflows from financing activities included exercises of stock options and employee stock purchases of $42.3 million in 2003, $34.9 million in 2002 and $9.1 million in 2001.

     Significant changes in currency exchange rates resulted in adding $5.2 million to the carrying value of cash and equivalents in 2003 compared to negligible impacts in 2002 and 2001.

     Further information on cash flows is presented in a following section of this discussion entitled “Financial Condition” and in Note B, “Restatement of Financial Statements” to the consolidated financial statements contained in this Form 10-K/A.

Results of Operations

     2003 Compared to 2002

Statements of Operations (Restated)
(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue	$1,213.9	$1,160.3	53.6	4.6	100.0	100.0
Cost of revenue	693.5	654.2	39.3	6.0	57.1	56.4
SG&A expense	364.1	351.1	13.0	3.7	30.0	30.3
R&D expense	19.4	15.0	4.4	29.5	1.6	1.3
(Gain) loss on derivative instruments	(14.7)	(73.3)	58.6	(80.0)	(1.2)	(6.4)
Other expense (income)	(2.5)	33.1	(35.6)	NM	(0.2)	2.9
Interest (income)	(2.0)	(2.1)	0.1	(5.4)	(0.2)	(0.2)
Interest expense	4.6	6.3	(1.7)	(26.5)	0.4	0.5
Total costs and expenses	1,062.4	984.3	78.1	7.9	87.5	84.8
Earnings before income taxes	151.5	176.0	(24.5)	(14.0)	12.5	15.2
Income taxes	52.8	62.8	(10.0)	(16.0)	4.4	5.4
Earnings from continuing operations	$98.7	$113.2	(14.5)	(12.8)	8.1	9.8
Diluted EPS from continuing operations	$0.66	$0.76	(0.10)	(13.2)	NM	NM

     Consolidated Results - Overview

     The following factors, which significantly influenced the revenue and profitability performances of our business segments in 2003, are discussed in the following section of this discussion entitled “Business Segment Results.”

•	Lower yields on invested customer funds

•	Gains and losses on interest rate derivative instruments

•	Contributions from businesses acquired for HRS in 2002

•	Impact of currency rate changes on HRS international results of operations

•	Growth in Comdata’s retail cards in use and processing

•	New customers and service offerings in both business segments

•	Higher levels of HRS invested customer funds

•	Acceleration of W-2 processing, delivery and billing into 2003 from 2004

•	Lower sales of equipment and permitting services by Comdata

•	Increased expenses related to technology support

     (Gain) loss on derivative instruments included both realized gains or losses from cash settlements and unrealized gains or losses from revaluation of the future expected cash flows associated with these instruments over their remaining terms. The valuation of the interest rate derivative instruments is based upon future expected interest rates as determined from LIBOR future prices in effect at the end of the reporting year. The valuation of fuel price derivative instruments is based on a national average of diesel fuel purchase transactions involving Comdata customers correlated with the U.S. Department of Energy national average price for diesel fuel. The gains and losses from derivative instruments are discussed in the following section entitled “Business Segment Results.”

     Our 2003 interest income decreased by $0.1 million compared to 2002 as the benefit of a higher average level of cash and equivalents was more than offset by lower interest rates.

     Our 2003 total financing cost for debt obligations declined by $1.8 million compared to 2002 as a result of a lower level of outstanding debt and lower interest rates. This decrease included a $1.7 million decrease in interest expense and a $0.1 million decrease in capitalized interest. Our average outstanding borrowings under U.S. credit facilities decreased from $207.3 million for 2002 to $174.5 million for 2003. Our average effective interest rate on these facilities declined from 2.67% for 2002 to 2.25% for 2003. A further discussion of our financing arrangements can be found in Note J, “Financing,” to the consolidated financial statements and in the “Financial Condition” section of this discussion under the heading “Financing.”

     Income taxes decreased by $10.0 million from 2002 to 2003 due largely to the decrease in earnings before income taxes. The reported effective tax rate decreased to 34.8% for 2003 from 35.7% for 2002.

     Business Segment Results

Segment Comparisons (Restated)
(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue
	2003	2002	$	%	2003	2002
Revenue
HRS	$894.2	$847.3	46.9	5.5	73.7	73.0
Comdata	319.7	313.0	6.7	2.1	26.3	27.0
Total	$1,213.9	$1,160.3	53.6	4.6	100.0	100.0
Earnings before interest and taxes
HRS	$49.6	$84.5	(34.9)	(41.4)	5.5	10.0
Comdata	104.5	91.6	12.9	14.2	32.7	29.2
Other	—	4.1	(4.1)	NM	NM	NM
Total	$154.1	$180.2	(26.1)	(14.5)	12.7	15.5

We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

     HRS. The increase of $46.9 million in HRS revenue in 2003 compared to 2002 reflected increases of $32.0 million from U.S. operations, $14.2 million from Ceridian Canada and $0.7 from Ceridian Centrefile. Businesses acquired during 2002 contributed $18.2 million of post-acquisition revenue growth to U.S. operations in 2003. The accelerated processing, delivery and billing of 2003 W-2 forms in December 2003, described in the section entitled “Management’s Summary” earlier in this discussion, contributed $9.2 million to the revenue increase from U.S. operations. Strengthening of the Canadian dollar and British pound sterling against the U.S. dollar added $19.7 million to 2003 revenue for our international operations.

     Revenue from the return on invested customer funds decreased by $2.4 million in 2003 with the benefit of a higher average invested balance contributing $7.6 million while a lower average yield reduced revenue by $10.0 million. The average balance of invested customer funds increased by $215.1 million, or 11.1%, to $2,147.0 million in 2003 from $1,931.9 million in 2002 largely due to growth in a new direct deposit payroll service and the effect of the strengthening Canadian dollar on Ceridian Canada invested customer funds. The average yield on invested customer funds declined to 2.96% in 2003 from 3.43% in 2002.

     Revenue from U.S. operations benefited in 2003 from increases of $18.9 million in payroll and tax filing services, $11.1 million in benefits services revenue and $2.0 million from our work life effectiveness and employee assistance programs (“LifeWorks”). In addition to a decrease of $5.5 million in the return on invested customer funds and $9.2 million of additional W-2 revenue, the 2003 increase in payroll and tax filing revenue included an additional $17.2 million from net additions of customers receiving repetitive services and growth in sales of add-on services. The net benefit to payroll and tax filing revenue from price increases in 2003 amounted to $5.3 million. Employee populations for our continuing customers declined about 1% from the 2002 level, reducing payroll and tax filing revenue by $8.0 million in 2003. The $11.1 million increase in benefits services revenue in 2003 substantially related to the contribution of Great Lakes Strategies, a business that we acquired in December 2002. The $2.0 million increase in LifeWorks revenue reflected an additional $6.1 million from the commencement of service deliveries during the last half of 2003 under a U.S. Department of Defense contract, which largely offset the revenue decrease from customer losses.

     Ceridian Canada revenue increased by $14.2 million in U.S. dollar terms in 2003 and by $1.8 million without regard to changes in currency exchange rates. Increased revenue at Ceridian Canada from small business customers, add-on services and employee assistance services more than offset the decrease in revenue resulting from a reduced number of customer employees. Ceridian Centrefile reported $0.7 million more revenue in 2003 in U.S. dollar terms. Without regard to currency changes, Ceridian Centrefile revenue declined by $6.6 million in 2003. Major factors contributing to Ceridian Centrefile’s revenue decline included 2002 non-repetitive services for a major customer that was not replaced, lower levels of customer employees, and slippage of installations from late 2003 to 2004.

     HRS costs and expenses, excluding net interest, increased by $81.9 million in 2003 compared to 2002 including a $57.9 million reduction in the gains from our interest rate derivative instruments, a net reduction in other expense (income) of $29.4 million and an increase in other costs and expenses of $53.4 million.

     The reduction of $57.9 million in gains from interest rate derivative instruments in 2003 compared to 2002 included an increase in realized gains of $4.9 million from cash settlements and a decrease in unrealized gains of $62.8 million from revaluation of the future expected benefit from these instruments over their remaining terms.

     Other expense (income) for HRS in 2002 included unusual items that resulted in a net expense of $25.0 million that included write-downs of marketable securities and software, severance and other exit costs. We discuss these items in a section of this discussion entitled “Unusual Items.” In 2003, HRS other expense (income) reflects income of $4.4 million largely from a net gain from the sale of marketable securities and land not used in our business. Factors generally affecting the comparison of 2003 HRS costs and expenses to 2002 included costs associated with businesses acquired in 2002, the effect of currency exchange rate changes in 2003, and higher 2003 employee benefit costs and software development expense, including SourceWeb.

     Cost of revenue for HRS increased by $34.2 million in 2003. In U.S. operations, cost of revenue increased by $26.1 million in 2003 compared to 2002. Cost of revenue for U.S. payroll and tax filing operations increased by $24.5 million due largely to higher costs associated with the introduction and continued development of internally developed software. Costs associated with the development and implementation of the 2003 offering of SourceWeb added $16.0 million to cost of revenue. Other technology support and implementation costs added $12.0 million to cost of revenue in 2003 compared to 2002. Acquisitions completed in 2002 added $4.4 million. Lower production and supplies costs and external contract and consulting costs reduced cost of revenue by $7.9 million. The acceleration of 2003 W-2 revenue into December 2003 did not have a material effect on the cost of revenue comparison, since the timing of incurrence of related costs was largely unaffected. Cost of revenue for benefits services increased by $2.1 million. The additional cost of revenue for Great Lakes Strategies, acquired in December 2002, and the impact of staff increases were offset in part by a reduction of external consulting costs incurred in connection with the transfer of certain benefits services operations begun in 2002 and completed in 2003. Cost of revenue for LifeWorks decreased by $0.5 million in 2003 primarily due to staff reductions.

     Cost of revenue in Ceridian Canada operations increased by $4.1 million in 2003 as currency rate changes added $6.4 million to the 2003 amount. Without regard to the currency effect, Ceridian Canada cost of revenue declined by $2.3 million due to changes in services mix and cost reduction efforts, particularly in the last half of 2003. Cost of revenue in Ceridian Centrefile operations increased by $4.0 million as currency rate changes added $3.4 million and additional costs, primarily associated with geographic market expansion and new customer implementations, added $0.6 million.

     The 2003 increase in SG&A expense for HRS amounted to $15.4 million over the 2002 amount. Selling expense in HRS grew by $7.0 million in 2003 of which $1.5 million occurred in U.S. operations and $5.5 million in international operations. The increase of $1.5 million in U.S. operations primarily related to incremental costs associated with businesses acquired in 2002. The $5.5 million increase in selling expense for Ceridian Canada and Ceridian Centrefile operations included a $1.7 million impact from currency rate changes and $3.8 million related in large part to increased marketing efforts and small business development.

     General and administrative expense for HRS increased in 2003 over 2002 by $8.4 million including increases of $3.0 million for U.S. operations and $5.4 million for Ceridian Canada and Ceridian Centrefile operations. The $3.0 million increase for U.S. operations resulted primarily from an increase in allocated expenses of $9.3 million for pensions and other employee benefit programs, which more than offset the effects of staff reductions and reduced provisions for incentive payouts in 2003. The $1.8 million increase for Ceridian Canada included $2.3 million related to currency rate changes and the $3.6 million increase for Ceridian Centrefile included $2.4 million for currency rate changes.

     R&D expense for HRS in 2003 increased by $3.8 million compared to 2002 due to a higher level of software development efforts in U.S. operations.

     Comdata. Comdata revenue increased by $6.7 million in 2003 compared to 2002 as revenue from retail card sales and processing grew significantly and improving general economic conditions began to benefit transportation revenue performance. Revenue from retail card sales and transaction processing increased by $14.8 million in 2003 over 2002 due to a higher level of cards in use and transaction volume and the addition of new customers. Revenue in the over-the-road business in 2003 increased by $1.5 million compared to 2002 as additional revenue from card services more than offset the effect of lower fuel prices. Revenue from sales of equipment to truck stops decreased by $6.6 million in 2003 and truck stop service fees decreased by $0.7 million. Business fleet revenue grew by $2.8 million in 2003 over 2002 as major local fueling customers increased their utilization of Comdata products and services. Phone services revenue declined by $2.9 million in 2003. Regulatory compliance revenue, including permitting and pilot services, declined by $2.0 million compared to 2002 as cooperative efforts by permit issuers continued to reduce the volume of transactions.

     Comdata costs and expenses, excluding net interest, decreased by $6.2 million in 2003 compared to 2002. Cost of revenue increased by $5.1 million in 2003. Costs related to SVS card sales and processing increased by $9.2 million. The change in cost of revenue included a $4.1 million reduction for equipment sales to truck stops and an increase in bank fees of $1.7 million.

     Comdata SG&A expense decreased by $1.9 million in 2003 compared to 2002. The decrease related primarily to a reduction of $2.1 million in the provision for doubtful accounts and $3.7 million due to the conclusion of certain contracted services and amortization on certain intangible assets in late 2002. The reduction in the provision for doubtful accounts reflected continued improvement in the quality of receivables in 2003 and a bankruptcy filing by a major customer in 2002. These decreases were offset in part by higher compensation and benefits expense including $3.9 million of allocated corporate costs related to increased employee benefits costs. Other expense (income) decreased by $11.0 million in 2003 due primarily to the 2002 factoring receivables loss of $9.8 million and a September 2003 payment of $1.9 million to settle a dispute with a vendor. These costs are further described in the section below entitled “Unusual Items.”

     Other. The reported other income of $4.1 million for 2002 results from reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002. Further detail on this other expense (income) item appears in the section of this discussion entitled “Unusual Items.”

     2002 Compared to 2001

Statements of Operations Comparisons (Restated)
(Dollars in millions, except per share data)

			Increase
	Amount		(Decrease)		% of Revenue
	2002	2001	$	%	2002	2001
Revenue	$1,160.3	$1,167.0	(6.7)	(0.6)	100.0	100.0
Cost of revenue	654.2	647.9	6.3	1.0	56.4	55.5
SG&A expense*	351.1	344.0	7.1	2.1	30.3	29.5
R&D expense	15.0	17.9	(2.9)	(16.1)	1.3	1.5
(Gain) loss on derivative instruments	(73.3)	(32.7)	(40.6)	NM	(6.4)	(2.8)
Other expense (income)	33.1	49.8	(16.7)	(33.6)	2.9	4.3
Interest income	(2.1)	(6.5)	(4.4)	(67.7)	(0.2)	(0.6)
Interest expense	6.3	18.2	(11.9)	(65.5)	0.5	1.6
Total costs and expenses*	984.3	1,038.6	(54.3)	(5.2)	84.8	89.0
Earnings before income taxes*	176.0	128.4	47.6	37.0	15.2	11.0
Income taxes*	62.8	42.8	20.0	46.7	5.4	3.7
Earnings from continuing operations*	$113.2	$85.6	27.6	32.2	9.8	7.3
Diluted EPS from continuing operations*	$0.76	$0.58	0.18	31.0	NM	NM

(*) We eliminated goodwill amortization from reported 2001 amounts in order to compare with the required treatment for 2002. Its elimination reduced SG&A expense by $35.1 million and increased income taxes by $4.8 million. In turn, this increased earnings from continuing operations by $30.3 million and earnings per diluted share by 21¢.

     Consolidated Results - Overview

     The following factors significantly influenced our revenue and profitability performances in 2002:

•	Lower yields on invested customer funds

•	Gains and losses on interest rate derivative instruments

•	Lower employment levels of our HRS customers

•	Higher level of HRS payroll and tax filing installations

•	Acquisitions and dispositions of businesses in HRS

•	Increased expenses related to technology support

•	Higher levels of Comdata retail cards in use and processing

•	Lower revenue from the sale of equipment and permitting services by Comdata

•	Changes in fuel prices and transaction volumes at Comdata

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

     Our total costs and expenses (without goodwill amortization of $35.1 million in 2001) for 2002 decreased by $54.3 million from the 2001 amount. Included in the comparison were the effect of a $40.6 million increase in gains from derivative instruments and a net decrease of $16.7 million in other expense (income). In addition to these factors, costs and expenses increased by $10.5 million in 2002 over 2001. Cost of revenue increased by $6.3 million while SG&A expense increased by $7.1 million in 2002 compared to 2001. R&D expense decreased by $2.9 million between the two years.

     The increase of $40.6 million in gains from interest rate derivative instruments in 2002 over 2001 included an increase in realized gains of $17.8 million from cash settlements and an increase in unrealized gains of $22.8 million from revaluation of the future expected cash flows from these instruments over their remaining terms.

     Other expense (income) amounted to $33.1 million in 2002 compared to $49.8 million in 2001, down $16.7 million. The principal contributors to other expense (income) in 2002 included unusual items consisting of asset write-downs of $23.4 million involving minority investments, software and factoring receivables and net charges of $10.2 million largely related to business consolidation efforts. Other expense (income) for 2001 included unusual items consisting of $53.7 million of litigation costs and $12.8 million of asset write-downs and consolidation costs, offset by gains of $15.6 million from marketable securities. Unusual items reported in other expense (income) are described in the section of this discussion entitled “Unusual Items.” Further details on total costs and expenses are provided in the following section entitled “Business Segment Results.”

     Our 2002 interest income decreased by $4.4 million compared to 2001 due largely to lower rates. We also received interest income in 2001 related to a tax refund and from yields on an accumulation of cash in the first quarter of 2001 in preparation for the Arbitron spin-off.

     Our 2002 total financing cost for debt obligations declined by $12.4 million compared to 2001 as a result of a lower level of outstanding debt and lower interest rates. Of this decrease, $11.9 million represented a decrease in interest expense and $0.5 million represented a decrease in capitalized interest. By the end of 2001, we had paid all amounts outstanding under our Canadian revolving credit agreements. At the time of the Arbitron spin-off in March 2001, we retired $430.0 million of 7.25% senior notes by using a $225.0 million payment by Arbitron, a drawing of $235.0 million on our U.S. revolving credit facility and existing cash balances. The Canadian facility and the senior notes contributed $8.3 million to 2001 interest expense. During 2002, we reduced our borrowings under U.S. credit facilities from $235.0 million to $190.0. The average outstanding balance under these facilities decreased from $208.6 million in 2001 to $207.3 million in 2002. Our average effective interest rate on these facilities declined from 4.73% in 2001 to 2.67% in 2002. A further discussion of our financing arrangements can be found in a note to the consolidated financial statements entitled “Financing” and in the “Financial Condition” section of this discussion under the heading “Financing.”

     Income taxes, excluding the effect of goodwill, increased by $20.0 million from 2001 to 2002 due largely to the increase in earnings before income taxes; and the effective tax rate increased from 33.4% for 2001 to 35.7% for 2002.

     Business Segment Results

Segment Comparisons (Restated)
(Dollars in millions)

			Increase
	Amount		(Decrease)		% of Revenue
	2002	2001	$	%	2002	2001
Revenue
HRS	$847.3	$862.7	(15.4)	(1.8)	73.0	73.9
Comdata	313.0	304.3	8.7	2.9	27.0	26.1
Total	$1,160.3	$1,167.0	(6.7)	(0.6)	100.0	100.0
Earnings before interest and taxes*
HRS	$84.5	$88.1	(3.6)	(4.1)	10.0	10.2
Comdata	91.6	37.7	53.9	143.1	29.2	12.4
Other	4.1	14.3	(10.2)	(71.0)	NM	NM
Total	$180.2	$140.1	40.1	28.6	15.6	12.0

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

     HRS. The decrease of $15.4 million in HRS revenue in 2002 compared to 2001 reflected a decrease of $15.8 million from ongoing U.S. operations and increases of $0.1 million from HRS operations at Ceridian Canada and $7.4 million at Ceridian Centrefile. The sale of our Usertech employee training business in August 2001 adversely affected the comparison by $7.1 million. Businesses acquired during 2002 provided $6.4 million of the U.S. operations revenue benefit to the comparison, as well as post-acquisition revenue growth.

     Revenue from U.S. operations in 2002 benefited from increases of $8.3 million in benefits services revenue and $4.4 million from LifeWorks, due primarily to acquisitions. Payroll and tax filing services in the U.S. experienced a $28.5 million reduction in revenue compared to 2001. The reduced revenue largely reflected lower customer employment levels and lower investment yields. Interest income from investment of customer funds included in HRS revenue decreased by $28.1 million as the average yield fell from 4.97% for the 2001 period to 3.43% for the 2002 period. The revenue comparison benefited from a higher level of payroll and tax filing installations, particularly in the last half of the year, and a targeted price increase effected in the first quarter of 2002. The average balance of these investments for 2002 remained at the 2001 level as the benefit from a pickup in installations offset the adverse effect of the decline in the number of employees of existing customers and lower U.S. federal income tax withholding resulting from tax rate reductions effective in July 2001 and January 2002. The decline in customer employment levels was at approximately 1.5% at the end of 2002 compared to approximately 3% at the end of 2001.

     Revenue performance for Ceridian Canada changed little from the 2001 level in 2002 as the adverse effects of lower employment levels at larger customers and lower investment yields were largely offset by growth in the small business market and nonrecurring sales. Ceridian Centrefile produced $7.4 million more revenue in 2002 than in 2001 due to growth in outsourcing revenue and expansion of services offerings. Changes in foreign currency exchange rates had little effect on the international operations revenue comparison in 2002.

     HRS costs and expenses (without 2001 goodwill amortization of $26.2 million in SG&A expense) decreased by $11.8 million from 2001 to 2002. The increase in gains from interest rate derivative instruments reduced costs and expenses by $40.6 million in 2002 compared to 2001. An increase in other expense (income) increased total costs and expenses by $19.7 million in 2002 compared to 2001. The sale of Usertech in August 2001 resulted in reductions of $5.4 million in the cost of revenue comparison, $3.3 million in the SG&A comparison and $3.3 million in the other expense (income) comparison.

     Cost of revenue for HRS increased by $6.2 million in 2002 compared to 2001. The consolidation of 25 district processing centers into four regional centers and other productivity efforts during the past two years reduced U.S. payroll and tax filing cost of revenue by $15.6 million compared to 2001, primarily by staff reductions. Higher levels of technology support costs added $15.3 million to payroll and tax filing cost of revenue in 2002. The sale of Usertech reduced the cost of revenue by $5.4 million from 2001 to 2002.

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

     Cost of revenue in benefits services operations increased by $17.5 million of which $3.3 million resulted from the added costs of SYLINQ and Great Lakes Strategies in 2002. Early in 2002, we closed facilities in California and Virginia and transferred their retirement planning services activities into other benefits services operations. In connection with this consolidation, we incurred transitional and additional systems costs of approximately $6.8 million in the third and fourth quarter of 2002 that were included in cost of revenue. Other increases in benefits services operations cost of revenue of $7.4 million in 2002 related primarily to a higher volume of activity and implementation costs.

     Cost of revenue in Ceridian Canada operations increased by $2.2 million in 2002 due primarily to an increase in the proportion of revenue from nonrecurring sales and the introduction of new service offerings. Cost of revenue in Ceridian Centrefile operations increased by $3.8 million primarily as a result of revenue growth and geographic market expansion.

     The 2002 increase in SG&A expense (without goodwill amortization) for HRS amounted to $4.0 million over the 2001 amount. Selling expense in HRS grew by $11.3 million in comparison to 2001 reflecting increased marketing efforts in the U.S. operations and at Ceridian Centrefile, and higher commissions arising from the continued growth in orders. The increased marketing effort in U.S. operations related in large part to acquired businesses and small business development. Usertech expenses, eliminated by its sale, reduced the increase in selling expense by $0.9 million. General and administrative expense in 2002 decreased by $7.3 million, primarily in U.S. operations, in addition to the elimination of 2001 goodwill amortization. The elimination at Usertech expenses represented $2.4 million of the decrease and cost savings from facility consolidations and reduced provisions for incentive compensation contributed to the remaining reduction of these costs. R&D expense decreased by $1.0 million compared to 2001, reflecting reduced product development efforts by U.S. payroll and tax filing and LifeWorks operations, offset in part by Benefits Services activities. The increase in other expense (income) from $5.3 million in 2001 to $25.0 million in 2002 is further discussed in the section of this discussion entitled “Unusual Items.”

     Comdata. Comdata revenue increased by $8.7 million in 2002 compared to 2001. Over-the-road transportation revenue decreased by $1.0 million as a 1% increase in transaction volume was more than offset by the impact of lower fuel prices. Revenue from retail card sales and processing for 2002 increased by $12.1 million. Revenue from sales of equipment to merchants decreased by $3.5 million in 2002 as we believe customers restricted their capital spending; while truck stop service fees increased by $2.8 million. Business fleet revenue grew by $2.1 million in 2002 over 2001 as major local fueling customers increased their utilization of Comdata products and services. Phone services revenue declined by $2.0 million in 2002. Regulatory compliance revenue, including permitting and pilot services, declined by $4.6 million compared to 2001 as cooperative efforts by permit issuers continued to reduce the volume of transactions. Factoring operations contributed an additional $3.9 million to 2002 revenue over 2001.

     Comdata reduced costs and expenses (without 2001 goodwill amortization of $8.9 million) by $45.2 million in 2002 compared to 2001. Costs of revenue related to retail card sales and transaction processing increased by $9.0 million in 2002 compared to 2001. Reductions in cost of revenue included $1.5 million of lower phone services costs. The lower levels of sales of equipment to merchants and regulatory compliance services and renegotiated telecommunications rates also contributed $3.4 million to reducing cost of revenue. Cost savings in 2002 from operating efficiency efforts in customer relations and technology functions produced a $3.6 million reduction in cost of revenue and a $1.9 million reduction in R&D expense compared to 2001. Comdata increased its provision for doubtful accounts in general expense by $1.3 million in 2002 over 2001 due largely to a bankruptcy filing by a major customer. Other expense (income) included a $9.8 million factoring receivables loss in the third quarter of 2002 and $52.4 million of litigation costs in the second quarter of 2001. Costs related to the cancellation of the outsourced transaction processing contract and facility consolidations, included in other expense (income), declined from $6.6 million in 2001 to $3.0 million in 2002. These other expense (income) items are further described in the section below entitled “Unusual Items.”

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

Unusual Losses (Gains or Recoveries)
(Dollars in millions)

	Years Ended December 31
	2003	2002	2001
		(restated)	(restated)
Litigation and contract settlement costs	$1.9	$0.8	$53.7
Gain on sale of land	(1.6)	—	—
(Gain) loss on marketable securities	(3.4)	6.3	(15.6)
Accrued exit costs, net of recoveries	—	13.5	6.7
Factoring receivables loss	—	9.8	—
Asset write-downs (restated)	—	7.3	6.1
Reduction in environmental accrual	—	(4.1)	—

Total unusual losses reported in other expense (income)	$(3.1)	$33.6	$50.9

HRS	$(5.0)	$25.0	$6.2
Comdata	1.9	12.7	59.0
Other	—	(4.1)	(14.3)

Total unusual losses reported in other expense (income)	$(3.1)	$33.6	$50.9

     During September 2003, we sold 785,000 common shares of Ultimate for proceeds of $5.9 million and a net gain of $3.0 million. In addition we sold 137,158 common shares of U.S.I. Holdings Corporation (“USIH”) for proceeds of $1.8 million and a net gain of $0.4 million. We further describe these transactions in a note to our consolidated financial statements entitled “Investing Activity.” During the fourth quarter of 2003, we sold parcels of land not used in operations in St. Petersburg, Florida and New Albany, Indiana for a gain of $1.6 million. During the third quarter of 2003, Comdata settled a contract dispute with a vendor by making a payment of $1.9 million.

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

     HRS recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate. An additional software asset write-down of $0.6 million was recorded in the second quarter of 2002. Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligation. This obligation relates to the 1989 sale by our predecessor (Control Data Corporation) of its disk drive operations, which involved remediable environmental sites. The sale agreement provided terms describing how remedial costs related to remediable environmental sites would be shared between the buyer and us as the seller. The terms of the agreement included periodic joint reviews of the obligation by the buyer and us. Our obligations covered only those sites identified prior to the fifth anniversary of the sale. At the time of the sale, we established an accrual for our estimated costs that might occur as a result of this agreement. During the first 10 years following the sale, both parties incurred significant costs, which then began to reduce as these sites entered a water extraction and monitoring stage. During the first quarter of 2002, we participated in a periodic review of the status of this obligation with the environmental officer of the buyer. A site visit was made by our environmental representative at that time, and it was determined that our estimated liability was $4.1 million less than previously determined. The excess accrual was then credited back to earnings as a component of other expense (income).

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

     Also in the fourth quarter of 2002, HRS recorded a $7.8 million write-down of the carrying values of certain marketable equity and cost-based investments and wrote off the $0.3 million carrying value of an abandoned software product. The investment write-down related primarily to our December 2001 cost-based investment in USIH preferred stock in connection with a joint marketing agreement, which was converted to common stock as a result of an initial public offering in October 2002. We also recorded $0.8 million of other unusual costs in HRS for a litigation settlement.

     The 2001 gain on sale of marketable securities of $15.6 million related to our sale of HotJobs.com, Ltd. common stock and is further described in Note G, “Investing Activity,” to our consolidated financial statements. The second quarter 2001 litigation costs include a settlement of $49.0 million and associated costs of $3.4 million related to litigation involving Comdata and a provision of $1.3 million for litigation costs not allocated to our business segments. The litigation settlement and associated costs at Comdata related to an action brought by Flying J, Inc. The nature and facts and circumstances of this litigation are fully disclosed in Note L, “Legal Matters,” to our consolidated financial statements for the year ended December 31, 2000, and the resulting settlement is fully disclosed in Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001. The additional provision of $1.3 million for litigation costs not allocated to our business segments related to disputes involving postretirement benefits.

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

Consolidated Statements of Cash Flows Highlights (Restated)
(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Operating activities	$56.6	$137.4	$163.7
Investing activities	(34.4)	(104.4)	(96.5)
Financing activities	(37.5)	(15.1)	(56.1)
Effect of exchange rate on cash and equivalents	5.2	0.2	—

Net cash flows provided (used)	$(10.1)	$18.1	$11.1

Cash and equivalents at end of year	$124.2	$134.3	$116.2

Reconciliation of Earnings to Cash Inflows (Outflows) from
Operating Activities (Restated)
(Dollars in millions)

	Years ended December 31,
	2003	2002	2001
Earnings from continuing operations	$98.7	$113.2	$55.3
Deferred income tax provision	34.7	25.7	33.8
Depreciation and amortization	80.2	74.4	104.8
Provision for doubtful accounts	11.2	17.0	15.8
Asset write-downs	—	7.3	6.1
Unrealized (gain) loss on derivative instruments	15.7	(47.1)	(24.3)
(Gain) loss on marketable securities	(3.4)	6.3	(15.6)
Contribution to retirement plan trusts	(105.5)	(3.3)	—
Retirement plan expense (credit) and other	5.5	(10.4)	(8.9)

From continuing operations earnings	137.1	183.1	167.0
From continuing operations working capital activities	(80.5)	(45.7)	(2.5)

Operating cash flows from continuing operations	56.6	137.4	164.5
From discontinued operations	—	—	(0.8)

Cash flows provided by operating activities	$56.6	$137.4	$163.7

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

     During 2003, our operating cash flows were $56.6 million compared to $137.4 million in 2002. This decrease of $80.8 million was due mostly to an increase in pension contributions of $102.2 million. When comparing the working capital cash flows for 2003 and 2002, the $34.8 million additional cash usage is largely due to decreases in accrued taxes and Comdata drafts and settlements payable.

     Our operating cash flows from continuing operations decreased by $27.1 million during 2002 as compared to 2001 primarily due to an increase in receivables at the end of 2002. Cash provided by continuing operations earnings grew by $16.1 million in 2002 while cash outflows from continuing operations working capital activities reduced operating cash flows by $43.2 million. Our 2001 operating cash flows from earnings included the $34.1 million after-tax effect of the nonrecurring Comdata litigation costs described in the previous section of this discussion entitled “Unusual Items.” The decrease in the amount of depreciation and amortization largely reflects the elimination from earnings of the charge for goodwill amortization effective for 2002. The increased use of cash for working capital activities reflected a net cash outflow from a build-up of receivables in 2002 of $43.2 million compared to a $36.9 million net cash inflow from liquidation of receivables in 2001. When comparing the working capital cash flows for 2002 to 2001, the total $80.1 million increase in cash utilized by receivables related substantially to Comdata receivables activity and was offset in part by an increase of $26.3 million in cash provided by Comdata drafts payable in those periods. The build-up of Comdata receivables during 2002 reflected increases in factoring, business fleet and retail card receivables, offset in part by a decrease in other transportation receivables. The relationship of the period-end date and the timing of weekly draft clearing operations at Comdata at December 31, 2001 also affected the comparison of net cash provided by or utilized for drafts payable and receivables outstanding in 2002 and 2001.

     Investing

     Our 2003 investing activity related to capital expenditures of $30.5 million for property and equipment and $27.0 million for software and development costs. In March 2003, we spent $3.0 million to acquire 750,000 shares and a warrant to purchase an additional 75,000 shares of Ultimate. During September 2003, we sold 785,000 Ultimate common shares purchased on the open market in years prior to 2003 for $5.9 million and 137,158 common shares of USIH for $1.8 million. Also during 2003, we received $1.4 million returned from an earn-out escrow related to the acquisition of Great Lakes Strategies, $12.1 million for assets sold relative to two sale leaseback transactions, and $4.3 million for sale of land not used in our businesses.

     During 2002, our investment in capital expenditures included $31.1 million for property and equipment and $23.5 million for software and development costs. The software development costs included $4.7 million for development of SourceWeb. During 2002, we also spent $15.6 million to acquire SYLINQ, $8.9 million for HR Comply, $19.0 million for Great Lakes Strategies and a total of $6.8 million for other acquisitions. We described these transactions further in the note to consolidated financial statements entitled “Investing Activity.”

     During 2001, our investment in capital expenditures included $43.2 million for property and equipment and $40.6 million for software and development costs, of which $21.3 million of software and development spending took place during the first quarter. Investing expenditures also included a payment of $10.0 million to Ultimate to acquire a non-exclusive software license to be used in the development of a web-enabled payroll/HR/self-service offering for HRS called SourceWeb. Cash expended for acquisitions during 2001 included $20.2 million for minority investments, including $15.0 million for USIH, intended to expand product offerings in HRS as further discussed in the note to the consolidated financial statements entitled “Investing Activity.” Proceeds from sales of businesses and assets of $18.7 million for 2001 principally represented our sale of common stock of HotJobs.com, Ltd., which provided proceeds of $15.6 million.

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

     In June 2002, Comdata entered into a $150.0 million receivables securitization facility. The facility has up to a three-year term and uses certain of Comdata’s trade receivables as collateral for borrowings. At December 31, 2002, $150.0 million had been drawn against and remained outstanding under this facility. We used those proceeds and additional payments of $45.0 million to reduce borrowings under our $350.0 million revolving credit facility to $40.0 million at the end of 2002. These advances, along with a $2.3 million letter of credit, left us with unused borrowing capacity of $307.7 million, of which we designated $150.0 million as backup to the Comdata receivables securitization facility. Proceeds from exercises of stock options and employee stock plan purchases during 2002 amounted to $34.9 million compared to $9.1 million in 2001. Higher market prices for Ceridian stock, particularly in the second quarter of 2002, resulted in a higher level of option exercises, which produced the increased proceeds. We purchased 393,000 shares of our common stock on the open market during the last half of 2002 for $5.4 million at an average price, including commissions, of $13.74 per share. When we disposed of the $182.5 million net liabilities of Arbitron discontinued operations at the time of the Arbitron spin-off, our retained earnings increased by that amount. During the third quarter of 2002, we reduced this amount and our net deferred tax asset by $5.7 million based on the filing of 2001 tax returns for the entities involved in the Arbitron spin-off. We discuss the Arbitron spin-off in the section entitled “Discontinued Operations” of the note to our consolidated financial statements entitled “Supplementary Data to Statements of Operations.”

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

     Our planned expenditures for capital assets and software (as restated) for 2004 ranged from $60.0 million to $65.0 million with an estimated allocation of 88% to HRS and 12% to Comdata. We also plan to continue to grow our businesses through strategic acquisitions.

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

Contractual Obligations at December 31, 2003
(Dollars in millions)

		Payment due by period
		Less than	1-3	3-5	More than
	Total	one year	Years	Years	5 years
Long-term debt and capital leases	$163.5	$6.5	$151.0	$6.0	$—
Operating leases	287.2	47.0	73.2	57.8	109.2
Purchase obligations	31.1	8.2	14.5	8.4	—
Other long-term obligations (restated)*	198.0

Total	$679.8	$61.7	$238.7	$72.2	$109.2

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

     With regard to other long-term obligations, we report on our accompanying balance sheet as of December 31, 2003 a liability for employee benefit plans of $198.0 million. This liability includes a minimum pension benefit obligation of $144.7 million and employee benefit plan obligations of $53.3 million. During 2003, we reduced the minimum pension benefit obligation for our principal pension plan by making employer contributions of $103.7 million. We do not presently plan to make additional contributions to the principal pension plan in 2004. Subsequent developments in investment performance, interest rates or regulatory actions may require a reconsideration of this position. Annual contributions to our supplemental U.S. pension plan and the curtailed Ceridian Centrefile plan are not expected to exceed $4.0 million in 2004.

     Expected future payments toward our postretirement and post-employment benefit obligations of $53.3 million at December 31, 2003 are more difficult to assess. We expect that employer contributions toward these obligations for 2004 will be $7.0 million. With the prospective effects of assumed increased health care costs and the offsetting benefit provided by the Medicare Act (Medicare Prescription Drug, Improvement and Modernization Act of 2003) as described in a note to the consolidated financial statement entitled “Retirement Plans,” we do not believe that we can make a reliable estimate of future employer payments toward these obligations at this time.

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

Assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment

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

Capitalization, amortization and impairment testing of software and development costs

     Our software and development efforts are substantially for internal use and, as indicated in Note A, “Accounting Policies” to our consolidated financial statements, in the section entitled “Software and Development Costs,” we rely on SOP 98-1 for accounting guidance. Therefore, for our modification or development efforts, we need to identify by nature and by stage of development those costs which are to be capitalized rather than charged to operations as incurred. We also need to identify the point at which the modified or developed software is ready for use, capitalization of cost will cease and amortization of that cost will begin. Costs incurred subsequent to the ready for use date will generally be charged to operations and only capitalized if justified as a material improvement in the functionality of the capitalized software product.

     With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. The net amount of these costs shown on our consolidated balance sheet at December 31, 2003 was $85.8 million. The elements of software and development costs were purchased software of $36.2 million and internally developed software of $49.6 million. These amounts represent the costs we have invested in these assets, reduced by amortization expense charged against our earnings as the software was used in our operations and by any write-downs as a result of our recoverability analysis. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business. Our projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these or other assets. The amount of the write-down, if any, is largely dependent on our estimates of future cash flows and the selection of an appropriate discount rate. As a result of our assessments during the past three years, we recorded no asset write-down losses in 2003, and recorded $5.8 million in 2002 and $3.1 million in 2001, respectively, for abandoned software projects.

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

     We are currently responding to a document request from the Securities and Exchange Commission, and we have been advised that the SEC has issued a formal order of investigation. We are cooperating with the SEC in its investigation. Although we believe that our accounting is in accordance with generally accepted accounting principles, we cannot predict the outcome of the SEC’s investigation or when the investigation will be resolved. An adverse outcome of this investigation could have a material adverse effect on us and result in:

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

     Approximately 23 percent of HRS’ revenue was recorded by HRS operations outside of the United States. Our Ceridian Centrefile subsidiary provides human resource services, payroll processing services and human resource information systems software in the United Kingdom.

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

     In addition, changes in interest rates will affect our revenue and earnings from this source. Interest rate changes are difficult to predict and could be significant. We expect to continue to lessen the impact of interest rate decreases by the use of derivative instruments such as interest rate contract transactions that are described in more detail in a note to our consolidated financial statements entitled “Commitments and Contingencies” and under Part II, Item 7A of this report. There can be no assurance that we will be able to use derivative instruments such as collars and swaps or obtain them on favorable terms, or to what extent any decrease in investment income would be offset by the use of these derivative instruments. If we were unable to secure derivative instruments on favorable terms and interest rates decrease, our financial results would be harmed.

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

     As a result of the benefit services our benefit services subsidiary provides, it may be subject to potential legal liability as a provider of portability compliance services. As a provider of COBRA (Consolidated Omnibus Budget Reconciliation Act) compliance services, our benefit services subsidiary is subject to excise taxes for noncompliance with provisions of COBRA. In addition to the excise tax liability that may be imposed on our benefit services subsidiary, substantial excise taxes may be imposed under COBRA on our customers. In addition, as a provider of HIPAA (Health Insurance Portability and Accountability Act of 1996) compliance and administration services, our benefit services subsidiary is subject to ERISA (Employee Retirement Income Security Act of 1974) penalties for noncompliance with various provisions of HIPAA.

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

     Our HRS customers transfer to our HRS division or its subsidiaries contributed employer and employee tax funds. Our HRS division or its subsidiaries process the data received from its customers and remit the funds along with a tax return to the appropriate taxing authorities when due. Retirement plan assets are remitted directly by our customers to investment vehicles selected by the plan administrator or plan sponsor. Tracking, processing and paying these tax liabilities and administering retirement plans is complex. Mistakes may occur in connection with this service. Our HRS division or its subsidiaries and its customers are subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes or required plan contributions. Under various service agreements with its customers, our HRS division or its subsidiaries assume financial responsibility for the payment of the penalties assessed against its customers arising out of the failure of our HRS division or its subsidiaries to fulfill its obligations under its agreements with these customers, unless these penalties are attributable to the customers’ failure to comply with the terms of the agreement the customer has with our HRS division or its subsidiaries. These penalties could, in some cases, be substantial and could harm its business and operating results. Additionally, the failure of our HRS division or its subsidiaries to fulfill its obligations under its customer agreements could harm our reputation, its relationship with our customers and its ability to gain new customers.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue. Due to the short-term nature of customers’ obligations paid by funds in our possession, investments of these funds must have very short maturities. This exposes the interest element of our revenue to changes in short-term interest rates which are highly volatile. Our objective is to manage interest income on investments of customer funds to provide a stable and predictable source of such revenue.

     To achieve our interest rate risk management objective we established a program of investing in longer term instruments, issuing floating rate debt and purchasing interest rate derivative instruments, based on the expectation that hedge accounting treatment would apply to the accounting for the impact of derivative instruments. Under hedge accounting treatment, the derivative instruments would have the effect of converting the short-term rate exposure to fixed rates, allowing us to achieve a high degree of stability and predictability for net interest revenue. In addition, issuing short-term debt would have the effect of offsetting interest income from short-term investments, thereby locking in a predictable net interest spread.

     Hedge accounting treatment was determined to be inapplicable subsequent to establishing our program of purchasing derivative instruments as part of our interest rate risk management program. Accounting treatment for derivative instruments that do not qualify as hedges requires that both the realized and unrealized gains and losses be recorded in “(gain) loss on derivative instruments” in our consolidated statements of operations. Under hedge accounting treatment, the realized gains and losses of the derivatives were recorded in revenue with other interest income from the investment of customer funds and the unrealized gains and losses were reported in accumulated other comprehensive income.

     The table below illustrates the estimated impact of changes in interest rates. The column entitled “Hypothetical Change in Net Interest Income” includes the after tax impact on interest income revenue, interest expense and the realized gains and losses of derivative instruments. The column entitled “Hypothetical Change in Unrealized Change in Fair Value of Derivative Instruments” shows the after tax impact of changes in the fair value of our derivative instruments. The contents of the table show the expected changes over a one year period due to an immediate and sustained change in interest rates from a base case of 1% Federal Funds rate at December 31, 2003.

		Hypothetical Change in
		Unrealized Fair Value
		of Derivative
Percent Change in Interest Rates	Hypothetical Change in Net Interest	Instruments from Base
Expressed in Basis Points	Income from Base Scenario	Scenario
	(in millions of dollars)	(in millions of dollars)
300 Rise	$10.3	$(23.9)
200 Rise	6.8	(17.3)
100 Rise	3.4	(9.8)
50 Rise	1.7	(5.0)
25 Rise	0.8	(2.6)
Base Scenario
25 Decline	(0.8)	2.6
50 Decline	(1.7)	5.2
100 Decline	(3.4)	10.4

     Computations in the table above are based on assumed levels of customer funds, floating rate debt, derivative instruments and U.S. and Canadian interest rates. The data in this table should not be relied on as precise indicators of future expected results. We refer you to Note A, “Accounting Policies,” and Note K, “Commitment and Contingencies,” in our consolidated financial statements for additional information on derivative instruments.

     Other secondary market risk exposures we face include fuel price risk and foreign exchange risk. Our Comdata transportation services business revenue and net income is exposed to variability based on changes in the price of diesel fuel. For a large portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of diesel fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly. We estimate that for each $0.10 change in the average price of diesel fuel per year, Comdata revenue and pretax profit are impacted by $1.8 million.

     To manage Comdata’s diesel fuel price risk we established a program of purchasing diesel fuel derivative instruments as a hedge against variability in the future revenue and cash flow due to changes in fuel prices. This program was established under the expectation that such derivative instruments would be afforded hedge accounting treatment. Subsequent to the purchase of diesel fuel derivative instruments we determined that hedge accounting would not apply. During 2003, Comdata entered into fuel price derivative contracts to swap the variable price of fuel for a fixed price. These contracts covered the period from April to December 2003, and resulted in the payment of $0.8 million to the swap counterparty. The fair value of these derivative instruments was zero at December 31, 2003. We also entered into similar fuel price derivative contracts in March 2004 for the period from June 30, 2004 to December 31, 2004.

     Our exposure to foreign exchange risk is related to our HRS operations at Ceridian Canada and Ceridian Centrefile, and is considered not material to our consolidated financial condition or results of operations. These foreign operations principally serve their respective domestic markets with nearly all revenue and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in “accumulated other comprehensive income” in our accompanying Statements of Stockholders’ Equity and are not hedged.

Item 8. Financial Statements and Supplementary Data

1. Index to Consolidated Financial Statements.

     As described in “Explanatory Note” in the forepart of this Form 10-K/A, we have restated the financial statements and related notes presented in this index.

     The following financial statements and reports are filed as part of this report:

2. Index to Financial Statement Schedules.

     The following financial statement schedule and report is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Page
Schedule II. Valuation and Qualifying Accounts	125
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	126

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note B to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

     As discussed in Note A to the consolidated financial statements, the Company adopted the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

Minneapolis, Minnesota
March 12, 2004
(except as to Note B which is as of February 17, 2005)

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars in millions, except per share data)
		Restated
	Years Ended December 31,
	2003	2002	2001
Revenue	$1,213.9	$1,160.3	$1,167.0

Costs and Expenses
Cost of revenue	693.5	654.2	647.9
Selling, general and administrative	364.1	351.1	379.1
Research and development	19.4	15.0	17.9
(Gain) loss on derivative instruments	(14.7)	(73.3)	(32.7)
Other expense (income)	(2.5)	33.1	49.8
Interest income	(2.0)	(2.1)	(6.5)
Interest expense	4.6	6.3	18.2

Total costs and expenses	1,062.4	984.3	1,073.7

Earnings before income taxes	151.5	176.0	93.3
Income tax provision	52.8	62.8	38.0

Earnings from continuing operations	98.7	113.2	55.3
Discontinued operations
Gain on disposition	—	—	5.2

Net earnings	$98.7	$113.2	$60.5

Basic earnings per share
Continuing operations	$0.66	$0.76	$0.38
Net earnings	$0.66	$0.76	$0.41

Diluted earnings per share
Continuing operations	$0.66	$0.76	$0.37
Net earnings	$0.66	$0.76	$0.41

Shares used in calculations (in thousands)
Weighted average shares (basic)	148,634	148,029	146,069
Dilutive securities	1,563	1,604	1,600

Weighted average shares (diluted)	150,197	149,633	147,669

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS	(Dollars in millions, except per share data)
	Restated
	December 31,
	2003	2002
ASSETS
Current assets
Cash and equivalents	$124.2	$134.3
Trade and other receivables
Trade, less allowance of $17.3 and $18.4	436.4	407.6
Other	30.9	23.6

Total	467.3	431.2
Current portion of deferred income taxes	28.5	29.3
Other current assets	56.0	44.8

Total current assets	676.0	639.6
Property, plant and equipment, net	148.0	150.1
Goodwill	904.8	890.3
Other intangible assets, net	101.1	114.5
Software and development costs, net	85.8	80.4
Prepaid pension cost	12.2	11.7
Deferred income taxes, less current portion	6.0	22.5
Investments	23.2	17.5
Derivative instruments	55.7	71.4
Other noncurrent assets	8.7	10.3

Total assets before customer funds	2,021.5	2,008.3
Customer funds	3,141.3	2,446.6

Total assets	$5,162.8	$4,454.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$6.5	$2.0
Accounts payable	39.1	35.9
Drafts and settlements payable	113.7	120.8
Customer advances	31.0	27.7
Deferred income	66.9	50.4
Accrued taxes	26.4	58.9
Employee compensation and benefits	53.9	58.0
Other accrued expenses	35.2	39.6

Total current liabilities	372.7	393.3
Long-term obligations, less current portion	157.0	191.5
Deferred income taxes	37.8	22.9
Employee benefit plans	198.0	279.4
Other noncurrent liabilities	12.0	12.8

Total liabilities before customer funds obligations	777.5	899.9
Customer funds obligations	3,141.3	2,446.6

Total liabilities	3,918.8	3,346.5
Stockholders’ equity
Common stock, $.01 par, authorized 500,000,000 shares, issued 150,028,289 and 148,657,541	1.5	1.5
Additional paid-in capital	925.1	906.3
Retained earnings	533.6	434.9
Treasury common stock at cost, 5,848 and 117,001 shares	(0.1)	(1.6)
Accumulated other comprehensive income	(216.1)	(232.7)

Total stockholders’ equity	1,244.0	1,108.4

Total liabilities and stockholders’ equity	$5,162.8	$4,454.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS		(Dollars in millions)
	Restated
	Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net earnings	$98.7	$113.2	$60.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	—	—	(5.2)
Deferred income tax provision	34.7	25.7	33.8
Depreciation and amortization	80.2	74.4	104.8
Provision for doubtful accounts	11.2	17.0	15.8
Asset write-downs	—	7.3	6.1
Unrealized (gain) loss on derivative instruments	15.7	(47.1)	(24.3)
(Gain) loss on marketable securities	(3.4)	6.3	(15.6)
Reduction of environmental accrual	—	(4.1)	—
Contribution to retirement plan trusts	(105.5)	(3.3)	—
Retirement plan expense (credit) and other	5.5	(6.3)	(8.9)
Decrease (increase) in trade and other receivables	(48.1)	(43.2)	36.9
Increase (decrease) in accounts payable	2.5	3.4	(0.7)
Increase (decrease) in drafts and settlements payable	(7.1)	5.2	(21.1)
Increase (decrease) in employee compensation and benefits	(5.4)	(8.7)	(1.5)
Increase (decrease) in accrued taxes	(24.5)	4.5	(8.1)
Increase (decrease) in other current assets and liabilities	2.1	(6.9)	(8.0)
Cash provided by (used for) operating activities of discontinued operations	—	—	(0.8)

Net cash provided by operating activities	56.6	137.4	163.7
Cash Flows from Investing Activities
Expended for property, plant and equipment	(30.5)	(31.1)	(43.2)
Expended for software and development costs	(27.0)	(23.5)	(40.6)
Proceeds from sales of businesses and assets	24.8	0.5	18.7
Expended for investments and business acquisitions, less cash acquired	(1.7)	(50.3)	(30.2)
Cash used by investing activities of discontinued operations	—	—	(1.2)

Net cash provided by (used for) investing activities	(34.4)	(104.4)	(96.5)
Cash Flows from Financing Activities
Revolving credit and overdrafts, net	(49.6)	(44.6)	166.4
Repayment of other debt	(1.4)	—	(456.6)
Repurchase of common stock	(28.8)	(5.4)	—
Proceeds from exercise of stock options and other	42.3	34.9	9.1
Cash provided by financing activities of discontinued operations	—	—	225.0

Net cash provided by (used for) financing activities	(37.5)	(15.1)	(56.1)
Effect of Exchange Rate Changes on Cash	5.2	0.2	—

Net Cash Flows Provided (Used)	(10.1)	18.1	11.1
Cash and equivalents at beginning of year	134.3	116.2	105.1

Cash and equivalents at end of year	$124.2	$134.3	$116.2

	Years Ended December 31,
Interest and Income Taxes Paid (Refunded)	2003	2002	2001
Interest paid	$4.7	$7.0	$16.6
Income taxes paid	47.4	$32.0	$15.3
Income taxes refunded	(1.1)	$(1.1)	$(1.3)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(Dollars in millions)
	Amount (Restated)			Shares
	2003	2002	2001	2003	2002	2001
Common Shares Issued
Beginning balance	$1.5	$1.5	$80.8	148,657,541	146,487,624	161,685,596
Exercises of stock options	—	—	—	1,040,523	2,008,932	411,376
Restricted stock awards, net	—	—	—	208,270	27,184	60,555
Employee stock purchase plans	—	—	—	121,955	133,801	195,984
Spin-off adjustments (Note D)	—	—	(79.3)	—	—	(15,865,887)

Ending balance – issued	$1.5	$1.5	$1.5	150,028,289	148,657,541	146,487,624
Treasury Stock - Common Shares
Beginning balance	$(1.6)	$—	$(342.9)	(117,001)	(2,662)	(15,931,215)
Repurchases	(28.8)	(5.4)	—	(1,844,100)	(393,000)	—
Exercises of stock options	26.3	1.6	1.1	1,684,502	113,206	51,571
Restricted stock awards, net	—	(0.1)	0.2	2,943	(1,790)	8,782
Employee stock purchase plans	4.0	2.3	0.1	267,808	167,245	2,313
Spin-off adjustments (Note D)	—	—	341.5	—	—	15,865,887

Ending balance – treasury	$(0.1)	$(1.6)	$—	(5,848)	(117,001)	(2,662)

Common Shares Outstanding				150,022,441	148,540,540	146,484,962

Additional Paid-In Capital
Beginning balance	$906.3	$870.0	$1,122.7
Exercises of stock options	10.7	28.8	5.1
Tax benefit from stock options	5.6	4.6	0.9
Restricted stock awards, net	1.2	0.7	0.7
Employee stock purchase plans	1.3	2.2	2.9
Spin-off adjustments (Note D)	—	—	(262.2)		(Restated)

Ending balance	$925.1	$906.3	$870.1	Comprehensive Income (Loss)
Retained Earnings				2003	2002	2001
Beginning balance (Note B)	$434.9	$327.4	$84.4
Net earnings	98.7	113.2	60.5	$98.7	$113.2	$60.5
Spin-off adjustments (Note D)	—	(5.7)	182.5

Ending balance	$533.6	$434.9	$327.4

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$(7.5)	$(10.3)	$(8.7)
Rate changes, net	22.6	2.8	(1.6)	22.6	2.8	(1.6)

Ending balance	15.1	(7.5)	(10.3)
Unrealized gain (loss) on marketable securities
Beginning balance	$1.0	$(0.3)	$11.7
Change in unrealized gain (loss), net of income taxes of $3.2, $0.3 and $(1.0)	4.9	0.7	(1.9)	4.9	0.7	(1.9)
Less realized net (gain) loss, net of income taxes of $(1.4), $0.4 and $(5.5)	(2.0)	0.6	(10.1)	(2.0)	0.6	(10.1)

Ending balance	3.9	1.0	(0.3)
Pension liability adjustment
Beginning balance	$(226.2)	$(133.4)	$(9.2)
Pension liability change, net of income taxes of $5.0, $55.0 and $65.8 (Note H)	(8.9)	(92.8)	(124.2)	(8.9)	(92.8)	(124.2)

Ending balance	(235.1)	(226.2)	(133.4)

Total ending balance	$(216.1)	$(232.7)	$(144.0)

Total Stockholders’ Equity	$1,244.0	$1,108.4	$1,055.0

Total Comprehensive Income (Loss)				$115.3	$24.5	$(77.3)

See notes to consolidated financial statements.

(Dollars in millions, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
(For the three years ended December 31, 2003)

A. Accounting Policies

Basis of Consolidation

     As presented in these consolidated financial statements, we are Ceridian Corporation, which includes subsidiaries and investments in which we have a majority interest. We provide human resource solutions to employers through our Human Resource Solutions (“HRS”) business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located primarily in the United States. Our products and services and business segments are more fully described in Note E.

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

(Dollars in millions, except per share data)

     In December 2003, FASB reissued Statement of Financial Accounting Standards (“FAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in order to provide additional disclosures on pension and postretirement benefits provided by employers to employees. FAS 132 does not change the accounting methods for these arrangements. These additional disclosures are discussed in Note H.

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

     We adopted FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” on its effective date of January 1, 2003. FAS 148 amended FAS 123, “Accounting for Stock-Based Compensation,” and provided alternative methods of transition for the adoption of the fair value method of accounting for stock-based employee compensation under FAS 123. FAS 148 also amended the disclosure provisions of FAS 123 and Accounting Principles Board Opinion No. (“APB”) 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FAS 148 did not amend FAS 123 to require accounting for employee stock options by the fair value method. As a result of FAS 148, we provided in our 2003 quarterly reports on Form 10-Q information on the pro forma effect of applying the fair value method to determine stock compensation expense that is similar to what we provide in Note I.

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

     Our current accounting for revenue recognition at Stored Value Systems (“SVS”) is provided in the section entitled “Revenue Recognition” of Note A.

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

Changes in Presentation

     As further described in Note B, as a result of the Restatement, we have reclassified costs and expenses and customer deposits and the related liabilities for the periods presented in these financial statements. We have also added benefits services customer deposits to our payroll and tax filing funds to present the combined amount as “customer funds” in our consolidated balance sheet as discussed in Note M. The related obligations are similarly reported on a combined basis. We also have reclassified the Comdata provision for doubtful accounts from cost of revenue to general expense to conform to our classification for the HRS provision. Amounts for prior periods have been reclassified to conform to the current presentation.

     We have reclassified certain other prior year amounts to conform to the current year’s presentation.

Cash and Investments, including Derivatives

     We classify investments that are readily convertible to cash within three months of purchase as cash equivalents in our consolidated balance sheet and report those amounts at amortized cost (which does not differ materially from fair market value). We account for our investments in marketable securities under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments other than marketable securities or derivative instruments under APB 18, “The Equity Method of Accounting for Investments in Common Stock.” Our investments of customer funds in marketable securities are classified as held-to-maturity, carried at amortized cost and separately presented in our balance sheet as further described in Note M. Our other investments in marketable equity or debt securities are considered available-for-sale and reported in the balance sheet at fair value, with changes in fair value reported in accumulated other comprehensive income.

(Dollars in millions, except per share data)

     We account for derivatives in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. FAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under FAS 133. Derivatives that do not meet the FAS 133 criteria for hedge accounting are designated as economic hedges and the change in the fair value associated with these instruments are included in the consolidated statement of operations as (gain) loss on derivative instruments. In those cases where the derivative meets the FAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in stockholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. We enter into interest rate and fuel price derivative instruments for the purpose of economically hedging revenue risk and not for speculative activity. Our economic hedging activities may include the use of contracts such as swaps, collars, caps and floors, as economic hedges of variable income from investments of customer funds and corporate cash, in the case of interest rate derivatives, and, in the case of fuel price derivatives, from transportation revenue based on a percentage of the dollar value of the transaction processed. We began using fuel price derivatives in 2003. We further discuss derivative instruments in Notes B and K.

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

Earnings Per Share

     Basic earnings per share represents earnings divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. Our other potentially dilutive securities include “in the money” fixed

(Dollars in millions, except per share data)

stock options outstanding. The numbers of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds plus related tax benefits to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of our other potentially dilutive securities (because the exercise price exceeded the average market price for the year) at each December 31 were 9,051,000 for 2003, 9,847,000 for 2002 and 5,691,000 for 2001.

Goodwill and Other Intangibles

     Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition. On January 1, 2002, FAS 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets,” became effective for us. Prior to that date, we amortized goodwill on a straight-line basis over the expected periods to be benefited, ranging up to 40 years. As a result and from that date forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis. Furthermore, classes of other intangible assets were further defined under these rules, which caused us to transfer the $1.3 unamortized balance of an intangible asset, representing the estimated value of an assembled workforce, to goodwill as of January 1, 2002. Certain minor amounts were reclassified between classes of intangibles under the new rules. The pro forma effect of cessation of goodwill amortization and reclassification of intangibles would have increased earnings from continuing operations for 2001 by $30.3, or $.21 per diluted common share. Pursuant to the transitional requirements of the new accounting rules, we, assisted by an independent business valuation firm, completed an impairment review in June 2002. This impairment review determined that there was no impairment of our goodwill as of January 1, 2002, the measurement date prescribed by these rules. The operating units identified for this assessment included our U.S.-based HRS operations, the HRS operations of Ceridian Centrefile and Ceridian Canada, and Comdata. Furthermore, after consideration of the factors prescribed in these rules that might indicate a risk of impairment, we, through our own self assessment, found no indication of goodwill impairment at December 31, 2003 and 2002.

     Our other intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of a purchase acquisition. These costs are amortized on a straight-line basis over the following periods:

Customer lists	5-15 years
Trademarks	30 years
Technology	7-8 years
Non-compete covenants	3-5 years

     We regularly review these recorded amounts and assess their recoverability. Our review considers factors such as whether the amortization of other intangible assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life.

Software and Development Costs

     Our software and development efforts are substantially for internal use. Under the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or

(Dollars in millions, except per share data)

Obtained for Internal Use,” we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. We charge research and development costs and other computer software maintenance costs related to software development to operations as incurred.

     We amortize software development costs using the straight-line method over a range of three to seven years, but not exceeding the expected life of the product.

     We regularly review the carrying value of software and development costs in connection with our impairment analysis of other long-lived assets and recognize a loss when the value of estimated undiscounted net cash flow benefit related to the asset group falls below the unamortized cost.

Income Taxes

     We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We file a consolidated U.S. federal income tax return for our parent company and its eligible subsidiaries. Except for selective dividends from future earnings, we intend to reinvest the unremitted earnings of our non-U.S. subsidiaries, approximately $56.0, in their operations and postpone their remittance indefinitely. No such dividends have been declared or paid during the three years ended December 31, 2003. Accordingly, we have not provided for U.S. income taxes on our non-U.S. earnings during the three years ended December 31, 2003.

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

(Dollars in millions, except per share data)

service fees, income from investment of customer funds in lieu of fees, software licenses and subscription fees.

     Payroll Processing. Generally, service fees for HRS payroll transaction processing are contracted on a per transaction basis and recognized as revenue when transaction services are provided and the amount is billable. We also recognize payroll services revenue from customer funds held temporarily pending remittance to the customer’s employees. These payroll deposits are primarily invested through grantor trusts. We derive and recognize investment income in lieu of fees as a component of revenue as earned.

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

     Revenue for COBRA services is earned and recognized as the services are provided. Revenue associated with other health and welfare benefits administration and retirement planning services is recognized monthly based on the number of employees that receive or participate in the benefit.

(Dollars in millions, except per share data)

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

     Human Resource Outsourcing. In 2003, we began marketing comprehensive human resource outsourcing (“HRO”) solutions to our customers. HRO services can provide an entire suite of any of the HRS services outlined above, but to date typically involve: (1) conversion and implementation consulting services; (2) processing and hosting services related to payroll, tax filing services and benefit needs; and (3) administration of payroll or benefits functions.

     HRO services are all sold separately by us or by our competitors, so we have standalone value for each service. In certain arrangements, a stated renewal rate in the contract provides the fair value for the undelivered repetitive processing services. In those situations where a stated renewal rate is included in the arrangement, the use of the residual method afforded by EITF 00-21 allows us to recognize revenue on the delivered element, generally consisting of non-repetitive implementation services. Where fair value cannot be established on the undelivered element, revenue (and the related costs of revenue) for the delivered elements are deferred and recognized ratably over the repetitive processing period.

     Non-Repetitive Business

     Less than 5% of our consolidated revenue in 2003 was generated from the sale and installation of software and data conversion services in our HRS businesses (including non-repetitive HRO services discussed above). These services may also include training and other consulting.

     For our non-HRO business, the fees for these non-repetitive services are based upon published hourly rates that are considered competitive with other providers and are consistent with hourly rates billed for customization and consulting services performed by us on a standalone basis. Revenue from consulting services is non-refundable; is primarily determined on a time and materials basis; and is recognized over the installation and conversion period, generally two to four months.

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

(Dollars in millions, except per share data)

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

     Merchant Services

     Comdata’s merchant services division primarily provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized at the time the equipment is received and accepted by the customer. Recurring service revenues for the merchant services division are recognized as earned. Support and maintenance contracts are generally for 12 month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period.

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

(Dollars in millions, except per share data)

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

Costs and Expenses

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

     For HRS, a substantial portion of the costs included in cost of revenue are recognized as incurred and the remaining costs are recognized over the period of use. The costs recognized as incurred consist primarily of customer service staff costs, customer technical support costs, consulting and purchased services, delivery services and royalties. The costs of revenue recognized over the period of use are depreciation and amortization of tangible and software assets, rentals of facilities and equipment, and direct and incremental costs associated with deferred HRO implementation service revenue.

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

     Selling, General and Administrative Expense

     We include in selling expense costs related to maintaining a direct marketing infrastructure and sales force and other direct marketing efforts such as advertising, telemarketing, direct mail and trade shows.

     General and administrative expense includes the cost of maintaining the infrastructure of the company that is not directly related to delivery of products and services or selling efforts. Also included

(Dollars in millions, except per share data)

in this category are the provision for doubtful accounts receivable, amortization of other intangible assets and net periodic pension costs.

     Research and Development Expense

     We include in research and development expense those costs related to maintaining a technical workforce to the extent that their activities principally involve the following software development activities:

•	Conceptual formulation and design of possible product or process alternatives

•	Testing in search for or evaluation of product or process alternatives

•	Modification of the formulation or design of a product or process

•	Engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production

     (Gain) Loss on Derivative Instruments

     We include in (gain) loss on derivative instruments the change in the fair value of derivative instruments designated as economic hedges, which are derivatives that do not meet the FAS 133 criteria for hedge accounting treatment. We do not enter into derivative instruments for speculative purposes. The effective portion of changes in the fair value of derivative instruments that meets the FAS 133 hedge accounting requirements is reported in accumulated other comprehensive income. We discuss our policy on derivative instruments earlier in this Note A under the caption “Cash and Investments, including Derivatives.”

     Other Expense (Income)

     We include in other expense (income) the results of transactions that are not appropriately classified in another cost and expense category and that generally are not recurring. Those transactions might relate to litigation and contract settlements, currency exchange, asset sales, exit activities, and impairment of asset values (asset write-downs).

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

(Dollars in millions, except per share data)

B. Restatement of Financial Statements

     We have restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004. In addition, certain disclosures in other notes to our consolidated financial statements have been restated to reflect the Restatement adjustments. In the Restatement, we have:

•	corrected errors related to the recording of certain capitalized costs for internally developed software, the commencement of the amortization of our capitalized software development costs and the accrual of costs and expenses

•	corrected the accounting for interest rate and fuel price derivative instruments

•	corrected revenue recognition errors and related costs

•	identified and corrected other accounting errors and misclassifications

•	reduced the number of dilutive shares determined by the treasury stock method for all periods presented to reflect the tax benefit related to the assumed exercise of stock options

     The determination to restate these financial statements was made as a result of:

•	the determination from the Audit Committee Investigation which examined, among other things, the Company’s policies and practices for the capitalization of software development costs, the timing of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses;

•	our determination, during the Audit Committee Investigation of the above-referenced items, that certain other adjustments and reclassifications were required to our consolidated financial statements; and

•	our subsequent determination, following consultation with our independent registered public accountants, that it was also necessary to make certain additional corrections to our consolidated financial statements for the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001 in light of our conclusion that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as such, did not qualify for hedge accounting treatment.

     The Restatement reduced our earnings before income taxes for the years 1999 through 2003 by $5.1 consisting of $47.8 related to capitalized internally developed software, $5.6 related to accrual of costs and expenses and $4.4 related to revenue recognition (net of costs), substantially offset by a $52.7 increase in net unrealized gains on derivative instruments. The impact of the Restatement on the consolidated statements of operations for the years 1999 through 2003 is shown in an accompanying table.

     Adjustments for periods prior to 1999 of $20.2 before income taxes increased opening retained earnings as of January 1, 1999 by $12.6 after taxes. These adjustments included the elimination of $23.5 of excess liabilities principally related to earlier restructurings. The Restatement increased beginning retained earnings for the year 2001 presented on our consolidated statements of stockholders’ equity from $78.9 as previously reported to $84.4 as restated. This $5.5 increase consisted of the $12.6 increase for years prior to 1999 discussed above, offset by reductions of $1.5 in 1999 and $5.6 in 2000 as presented in an accompanying table.

     The primary impact on the historical consolidated balance sheets and consolidated statements of cash flows related to adjustments concerning the software capitalization and amortization costs. Capitalized software development costs were reduced by $51.1 and $33.1 as of December 31, 2003 and 2002, respectively. As a result of expensing software development costs previously capitalized, capital expenditures and net cash flows provided by operating activities were reduced by $23.0, $11.5 and $10.2 for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. The Restatement had no impact on historical cash balances or net cash flows since the entire reduction in operating cash flows is offset in investing cash flows. The impact of the Restatement on our consolidated balance sheets and consolidated statements of cash flows is shown in the accompanying tables.

The Restatement included the following classes of adjustments:

•	adjustments concerning the capitalization and expensing of software development costs

•	adjustments to the accrual of certain other costs and expenses

•	adjustments to revenue and related costs for timing of recognition and transactions involving third party vendors

•	changes in accounting for interest rate and fuel price derivative instruments

•	reduction of the number of dilutive shares for calculation of earnings per share

(Dollars in millions, except per share data)

•	reclassifications between cost and expense categories

•	reclassification of Comdata assets and liabilities

•	transfer of excess pre-1999 restructuring liabilities directly to retained earnings

Adjustments concerning the capitalization and expensing of software development costs

     Our HRS business has been engaged in a number of projects in recent years involving the development of software for internal use. When the Audit Committee Investigation revealed a number of control deficiencies in accounting for these software development costs, the scope of the investigation was extended to cover all significant HRS projects where adjustments could have a material effect on our financial statements for 1999 and subsequent periods. Before applying the adjustments related to software development costs, the gross value at December 31, 2003 of all capitalized software was $221.3 and the carrying amount net of amortization was $136.9. After applying these adjustments, the gross value at December 31, 2003 of all capitalized software was $161.9 and the carrying amount net of amortization was $85.8. At December 31, 2002, the gross value decreased from $173.7 to $137.5 and the carrying amount net of amortization decreased from $113.5 to $80.4. The software development cost adjustments reduced pre-tax earnings for the years 1999 through 2003 by $47.8 and retained earnings at January 1, 1999 by $1.8 (net of income taxes of $1.0).

     The adjustments concerning the capitalization and expensing of software development costs included:

•	Costs for non-capitalizable software product fixes and maintenance were not properly distinguished from capitalizable software product enhancements that improve functionality. The non-capitalizable costs have now been charged to, and the related amortization charges have been eliminated from, the appropriate expense classifications.

•	Costs incurred before the appropriate internal approval was obtained were capitalized instead of being charged to expense. These amounts have now been charged to the appropriate expense classifications.

•	Costs that should have been charged to expense as non-capitalizable overhead costs were included in capitalized costs. These costs have now been charged to the appropriate expense classifications.

•	Adjustments to the timing of the commencement of amortization of properly capitalized software development costs generally resulted in advancing the commencement of amortization to the time when the software product was sufficiently tested to make it ready for its intended use rather than when the software was actually placed in service. Amortization charges have now been restated for the affected periods.

•	A software asset whose value had been impaired by a change in project objectives in 2002 was written down by $0.6 in that year.

Adjustments to the accrual of certain other costs and expenses

     The Restatement also addressed the accuracy and timeliness of cost and expense accruals for accounts payable and other liabilities and reserves at the end of each reporting

(Dollars in millions, except per share data)

period. These adjustments decreased pre-tax earnings for the years 1999 through 2003 by $5.6 and retained earnings at January 1, 1999 by $0.3 (net of income taxes of $0.2) and consisted primarily of:

•	Accounts payable month-end cut-off errors

•	Accrual of employee compensation and benefits liabilities

Adjustments to revenue and related costs for timing of recognition and transactions involving third party vendors

     As we began implementation work for new HRO customers in 2003, we recognized revenue for installation and implementation as those efforts progressed in the same manner that we had determined to be appropriate for our standard payroll product. Upon further examination, we have determined that we are generally not able to establish objective evidence of fair value for the undelivered processing and administrative services element. We also identified instances where revenue was recorded by HRS for up front fees or contractual performance before substantive acceptance requirements were met. Therefore, the revenue and related costs associated with these arrangements have been deferred and will be recognized over the term of the contract.

     We found that revenue from certain sales arrangements involving our HRS customers and third party vendors, where we recorded revenue on a gross basis and the vendor’s cost in cost of revenue, did not meet the GAAP requirements for this treatment. As a result, we have corrected the recording of these transactions to a net basis with an equal reduction of revenue and cost of revenue.

     We also identified instances at the end of 2001 and 2002 where Comdata merchant services equipment shipments recorded at the end of those years had not been delivered and accepted by the customer until shortly after year-end. Therefore, that revenue and related costs has been restated to recognize it in the first quarter of the subsequent year.

     These adjustments reduced revenue by $14.8 and cost of revenue by $10.4 during the years 2001 through 2003.

Changes in accounting for interest rate and fuel price derivative instruments

     In the Restatement we corrected the accounting for our interest rate and fuel price derivative contracts. These derivative instruments were designed to hedge a portion of the interest rate and fuel price risks for our revenue and are further discussed in Notes A and K. The unrealized gains and losses on these derivatives that were previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity on our consolidated balance sheets are now reported in (gain) loss on derivative instruments on our consolidated statement of operations since these derivatives did not qualify for hedge accounting under FAS 133.

     Our Original Filing included a $2.6 gain on derivative instruments as part of other expense (income) in our 2001 consolidated statement of operations. This $2.6 gain resulted from recording the time value of our collars as required by FAS 133 as interpreted in 2001. $1.8 of this gain was reversed in 2002 in the Original Filing as part of other expense (income) in our 2002 consolidated statement of operations. The remaining 2001 gain of $0.8 was reversed in the Original Filing as a reduction of revenue in our consolidated statements of operations consisting of $0.7 in 2003 and $0.1 in the first quarter of 2004. We also discovered that we had recorded current receivables for gains on derivative instruments at the end of our reporting periods that had already been accounted for as part of our mark-to-market adjustments. In our Original Filing, these balances were recorded as other receivables on our consolidated balance sheets and were $2.9, $2.5, and $1.9 at December 31, 2003, 2002 and 2001. The year-to-year change in these balance sheet accounts were $0.4, $0.6 and $1.9 for 2003, 2002 and 2001, which overstated the net earnings by those amounts. As part of the Restatement, the consolidated balance sheets and consolidated statements of operations have been corrected to reverse the impact of these errors.

     As part of the Restatement, all of these items for 2001 through the first quarter 2004 have been reversed and replaced with the corrected FAS 133 amounts as shown in the table below. The annual pre-tax impact of the correction of unrealized gains and losses on derivative instruments, net of the reversal of the gain discussed above and the other receivables corrections, was a decrease of $15.4 in 2003 and increases of $48.3 in 2002 and $19.8 in 2001. In addition, the realized gains and losses on these derivatives that were previously reported in revenue have now been reclassified to costs and expenses under the line item entitled “(gain) loss on derivative instruments.” The components of the annual (gain) loss on derivative instruments as shown on our consolidated statements of operations including the effect of the Restatement are as follows:

(Dollars in millions, except per share data)

	For the years ended December 31,			Three
Derivative instruments activity	2003	2002	2001	Year Total

Revenue impact:
Interest rate derivatives realized gain	$(31.6)	$(26.8)	$(10.3)	$(68.7)
Fuel price derivatives realized loss	0.8	—	—	0.8
FAS 133 AOCI amortization	0.7	—	—	0.7

Revenue Restatement amount	$(30.1)	$(26.8)	$(10.3)	$(67.2)

(Gain) loss on derivative instruments:
Interest rate derivatives (gain) loss:
Realized gain as previously reported	$(31.6)	$(26.8)	$(10.3)	$(68.7)
Receivables Restatement adjustment	0.4	0.6	1.9	2.9

Realized (gain) after Restatement	(31.2)	(26.2)	(8.4)	(65.8)

Unrealized (gain) loss as previously reported *	15.0	(48.9)	(21.7)	(55.6)
FAS 133 AOCI Restatement adjustment	0.7	1.8	(2.6)	(0.1)

Unrealized (gain) loss after Restatement	15.7	(47.1)	(24.3)	(55.7)

Fuel price derivatives realized loss	0.8	—	—	0.8

Total (Gain) loss on derivative instruments	$(14.7)	$(73.3)	$(32.7)	$(120.7)

*	Previously reported in accumulated other comprehensive income within stockholder’s equity on our consolidated balance sheets.

Reduction of the number of dilutive shares for calculation of earnings per share

     Dilutive securities include “in the money” fixed stock options outstanding. The number of potential common shares related to outstanding stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds, including tax benefits, to repurchase a portion of these shares at the average market price for the period. The number of dilutive shares has been restated to include the tax benefit related to the appreciation in value of the assumed exercised stock options. The number of dilutive shares was reduced by 904,000 in 2003, 929,000 in 2002, and 927,000 in 2001.

Reclassifications between cost and expense categories

     In the course of reviewing the propriety of cost and expense classifications on the consolidated statement of operations, we noted that significant portions of the expenditures previously classified by HRS as either selling, general and administrative expense or research and development expense were largely related to product support and services sold to customers and should have been classified as cost of revenue. Therefore, we have updated our accounting policies for costs and expenses in Note A and restated cost and expense classifications. These reclassifications had no effect on total costs and expenses or net earnings and are presented for each line item of our consolidated statements of operations in an accompanying table.

Reclassification of Comdata assets and liabilities

     Comdata had followed a practice of offsetting certain customer advances against its trade receivables and had offset certain customer deposits related to its eCash business against the related liability. We have reclassified these assets and liabilities to present them separately in our restated consolidated balance sheets. We also made corrections at December 31, 2003 to reclassify certain receivables from current assets to other noncurrent assets and to reclassify certain vendor payable accounts that were in a net debit position to other current assets. These reclassifications are presented for each line item of our consolidated balance sheets in an accompanying table.

Transfer of excess pre-1999 restructuring liabilities directly to retained earnings

     Prior to 1999, we experienced a number of significant restructuring activities that required the estimation of actual and contingent liabilities that could result from these actions. The estimated liabilities established for these actions ultimately exceeded the actual liabilities. We have concluded that as of January 1, 1999, $23.5 of the restructure reserves did not constitute a liability and have restated it by transferring $14.7 (net of income taxes of $8.8) to retained earnings.

(Dollars in millions, except per share data)

The following table presents the effect of the Restatement on the consolidated statements of operations:

	For Years Ended December 31,
	2003	2002	2001	2000	1999

As Previously Reported
Revenue	$1,253.2	$1,191.0	$1,179.0	$1,174.8	$1,127.0
Costs and expenses	1,061.0	1,048.6	1,099.0	1,051.6	959.7

Earnings before income taxes	192.2	142.4	80.0	123.2	167.3
Income tax provision	67.4	50.3	33.1	46.6	62.9

Earnings from continuing operations	124.8	92.1	46.9	76.6	104.4
Discontinued operations	—	—	5.2	20.7	40.9

Net earnings	$124.8	$92.1	$52.1	$97.3	$145.3

Basic earnings per share
Continuing operations	$0.84	$0.62	$0.32	$0.53	$0.72
Net earnings	$0.84	$0.62	$0.36	$0.67	$1.01
Diluted earnings per share
Continuing operations	$0.83	$0.61	$0.32	$0.52	$0.71
Net earnings	$0.83	$0.61	$0.35	$0.66	$0.98

Restatement Summary
Revenue recognition	$(9.2)	$(3.9)	$(1.7)	$—	$—
Derivative instruments	(30.1)	(26.8)	(10.3)	—	—

Revenue decrease	(39.3)	(30.7)	(12.0)	—	—

Revenue recognition costs	(7.2)	(2.0)	(1.2)	—	—
Derivative instruments	(14.7)	(75.1)	(30.1)	—	—
Software capitalization	17.6	10.7	9.7	8.6	1.2
Accrual of costs and expenses	5.7	2.1	(3.7)	0.3	1.2

Costs and expenses increase (decrease)	1.4	(64.3)	(25.3)	8.9	2.4

Total pretax earnings increase (decrease)	(40.7)	33.6	13.3	(8.9)	(2.4)
Tax effect of restatement	(14.6)	12.5	4.9	(3.3)	(0.9)

Total net earnings increase (decrease)	$(26.1)	$21.1	$8.4	$(5.6)	$(1.5)

As Restated
Revenue	$1,213.9	$1,160.3	$1,167.0	$1,174.8	$1,127.0
Costs and expenses	1,062.4	984.3	1,073.7	1,060.5	962.1

Earnings before income taxes	151.5	176.0	93.3	114.3	164.9
Income tax provision	52.8	62.8	38.0	43.3	62.0

Earnings from continuing operations	98.7	113.2	55.3	71.0	102.9
Discontinued operations	—	—	5.2	20.7	40.9

Net earnings	$98.7	$113.2	$60.5	$91.7	$143.8

Basic earnings per share
Continuing operations	$0.66	$0.76	$0.38	$0.49	$0.71
Net earnings	$0.66	$0.76	$0.41	$0.63	$1.00
Diluted earnings per share
Continuing operations	$0.66	$0.76	$0.37	$0.49	$0.70
Net earnings	$0.66	$0.76	$0.41	$0.63	$0.98

Please refer to Note N for the impact of the Restatement on our 2003 and 2002 quarterly information.

(Dollars in millions, except per share data)

The following table presents the effect of the Restatement on each line in the consolidated statements of operations:

		Software		Other
	As	Capitaliza-	Derivative	Earnings	Costs &	Total
	Previously	tion Adjust-	Adjust-	Adjust-	Expenses	Adjust-	As
	Reported	ments	ments	ments	Reclass	ments	Restated
Annual 2003
Revenue	$1,253.2	$—	$(30.1)	$(9.2)	$—	$(39.3)	$1,213.9
Costs and expenses
Cost of revenue	580.6	9.2	—	(4.9)	108.6	112.9	693.5
Selling, general and administrative	415.4	1.6	—	3.3	(56.2)	(51.3)	364.1
Research and development	64.7	7.0	—	0.1	(52.4)	(45.3)	19.4
(Gain) loss on derivative instruments	—	—	(14.7)	—	—	(14.7)	(14.7)
Other expense (income)	(2.5)	—	—	—	—	—	(2.5)
Interest income	(2.0)	—	—	—	—	—	(2.0)
Interest expense	4.8	(0.2)	—	—	—	(0.2)	4.6

Total costs and expenses	1,061.0	17.6	(14.7)	(1.5)	—	1.4	1,062.4
Earnings before income taxes	192.2	(17.6)	(15.4)	(7.7)	—	(40.7)	151.5
Income tax provision	67.4	(6.3)	(5.6)	(2.7)	—	(14.6)	52.8

Net earnings	$124.8	$(11.3)	$(9.8)	$(5.0)	$—	$(26.1)	$98.7

Annual 2002
Revenue	$1,191.0	$—	$(26.8)	$(3.9)	$—	$(30.7)	$1,160.3
Costs and expenses
Cost of revenue	561.1	3.6	—	(1.6)	91.1	93.1	654.2
Selling, general and administrative	389.4	—	—	1.4	(39.7)	(38.3)	351.1
Research and development	59.3	6.8	—	0.3	(51.4)	(44.3)	15.0
(Gain) loss on derivative instruments	—	—	(73.3)	—	—	(73.3)	(73.3)
Other expense (income)	34.3	0.6	(1.8)	—	—	(1.2)	33.1
Interest income	(2.1)	—	—	—	—	—	(2.1)
Interest expense	6.6	(0.3)	—	—	—	(0.3)	6.3

Total costs and expenses	1,048.6	10.7	(75.1)	0.1	—	(64.3)	984.3
Earnings before income taxes	142.4	(10.7)	48.3	(4.0)	—	33.6	176.0
Income tax provision	50.3	(3.8)	17.8	(1.5)	—	12.5	62.8

Net earnings	$92.1	$(6.9)	$30.5	$(2.5)	$—	$21.1	$113.2

Annual 2001
Revenue	$1,179.0	$—	$(10.3)	$(1.7)	$—	$(12.0)	$1,167.0
Costs and expenses
Cost of revenue	561.8	2.7	—	(0.9)	84.3	86.1	647.9
Selling, general and administrative	417.5	1.7	—	(3.0)	(37.1)	(38.4)	379.1
Research and development	59.0	6.1	—	—	(47.2)	(41.1)	17.9
(Gain) loss on derivative instruments	—	—	(32.7)	—	—	(32.7)	(32.7)
Other expense (income)	48.2	—	2.6	(1.0)	—	1.6	49.8
Interest income	(6.5)	—	—	—	—	—	(6.5)
Interest expense	19.0	(0.8)	—	—	—	(0.8)	18.2

Total costs and expenses	1,099.0	9.7	(30.1)	(4.9)	—	(25.3)	1,073.7
Earnings before income taxes	80.0	(9.7)	19.8	3.2	—	13.3	93.3
Income tax provision	33.1	(3.6)	7.3	1.2	—	4.9	38.0

Earnings from continuing operations	46.9	(6.1)	12.5	2.0	—	8.4	55.3
Discontinued operations gain	5.2	—	—	—	—	—	5.2

Net earnings	$52.1	$(6.1)	$12.5	$2.0	$—	$8.4	$60.5

(Dollars in millions, except per share data)

The following table presents the effect of the Restatement on the consolidated balance sheets:

	December 31, 2003			December 31, 2002
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Cash and equivalents	$124.2	$—	$124.2	$134.3	$—	$134.3
Trade and other receivables, net	461.2	6.1	467.3	420.6	10.6	431.2
Other current assets	77.8	6.7	84.5	74.3	(0.2)	74.1

Total current assets	663.2	12.8	676.0	629.2	10.4	639.6
Software and development costs, net	136.9	(51.1)	85.8	113.5	(33.1)	80.4
Other noncurrent assets	1,256.5	3.2	1,259.7	1,287.3	1.0	1,288.3

Total assets before customer funds	2,056.6	(35.1)	2,021.5	2,030.0	(21.7)	2,008.3
Customer funds	3,132.1	9.2	3,141.3	2,440.9	5.7	2,446.6

Total assets	$5,188.7	$(25.9)	$5,162.8	$4,470.9	$(16.0)	$4,454.9

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$6.5	$—	$6.5	$2.0	$—	$2.0
Accounts payable	34.4	4.7	39.1	35.3	0.6	35.9
Drafts and settlements payable	113.7	—	113.7	120.8	—	120.8
Customer advances	14.4	16.6	31.0	13.2	14.5	27.7
Deferred income	64.2	2.7	66.9	48.8	1.6	50.4
Accrued taxes	28.8	(2.4)	26.4	61.1	(2.2)	58.9
Employee compensation and benefits	51.9	2.0	53.9	55.9	2.1	58.0
Other accrued expenses	35.1	0.1	35.2	42.8	(3.2)	39.6

Total current liabilities	349.0	23.7	372.7	379.9	13.4	393.3
Long-term obligations, less current portion	157.0	—	157.0	191.5	—	191.5
Deferred income taxes	48.0	(10.2)	37.8	25.4	(2.5)	22.9
Employee benefit plans	196.4	1.6	198.0	278.3	1.1	279.4
Other noncurrent liabilities	34.3	(22.3)	12.0	35.2	(22.4)	12.8

Total liabilities before customer funds obligations	784.7	(7.2)	777.5	910.3	(10.4)	899.9
Customer funds obligations	3,132.1	9.2	3,141.3	2,440.9	5.7	2,446.6

Total liabilities	3,916.8	2.0	3,918.8	3,351.2	(4.7)	3,346.5
Total stockholders’ equity	1,271.9	(27.9)	1,244.0	1,119.7	(11.3)	1,108.4

Total liabilities and stockholders’ equity	$5,188.7	$(25.9)	$5,162.8	$4,470.9	$(16.0)	$4,454.9

The following table presents the Restatement effects by reason on the consolidated balance sheets:

	December 31,
	2003	2002
Summary by Restatement Group by Balance Sheet Account	Increase (decrease)
Software development costs:

Software and development costs, net (1999-2003 impact)	$(48.3)	$(30.3)

Accrual of costs and expenses:
Other current assets	(1.1)	(1.1)
Other noncurrent assets	1.2	1.0
Accounts payable	2.1	0.6
Accrued taxes	(1.9)	(2.2)
Employee compensation and benefits	2.0	2.1
Other accrued expenses	1.2	(2.1)
Employee benefit plans	1.6	1.1
Other noncurrent liabilities	0.1	—

Net liability increase (decrease)	$5.0	$(0.4)

Revenue recognition, net of costs:
Trade and other receivables, net	(5.1)	(0.9)
Other current assets	3.1	—
Deferred income (liability)	2.7	1.6

Net asset decrease	$(4.7)	$(2.5)

Derivative instruments:

Trade and other receivables, net	$(2.9)	$(2.5)

Pre-1999 adjustments:
Trade and other receivables, net	(0.5)	(0.5)
Software and development costs, net (1997-1998 impact)	(2.8)	(2.8)
Other accrued expenses (restructuring)	(1.1)	(1.1)
Other noncurrent liabilities (restructuring)	(22.4)	(22.4)

Net liability decrease	$(20.2)	$(20.2)

Income tax impact of adjustments:
Other current assets (current portion of deferred income taxes)	2.1	0.9
Accrued taxes (income taxes payable)	(0.5)	—
Deferred income taxes (long-term liability)	(10.2)	(2.5)

Net liability decrease	$(12.8)	$(3.4)

Comdata balance sheet reclassifications:
Trade and other receivables, net	16.6	14.5
Customer advances	16.6	14.5
Trade and other receivables, net (reclass to long-term)	(2.0)	—
Other noncurrent assets (reclass receivable from current)	2.0	—
Other current assets (vendor prepayments)	2.6	—
Accounts payable (reclass net debit vendors)	2.6	—
Customer funds	9.2	5.7
Customer funds obligations	9.2	5.7

Net balance sheet impact	$—	$—

The consolidated balance sheet impacts by reason differ slightly from the consolidated statement of operations adjustments due to foreign currency translation impacts since balance sheet adjustments are based on end of period exchange rates and statement of operations adjustments are based on average exchange rates.

The above adjustments are sorted by Restatement reason. A summary of the above items by consolidated balance sheet line item would result in the “Adjustments” to asset and liability amounts presented in the table on the previous page in this Form 10-K/A.

(Dollars in millions, except per share data)

The following table presents the effect of the Restatement on the consolidated statements of cash flows:

	Years Ended December 31,
	2003		2002		2001
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash Flows from Operating Activities
Net earnings	$124.8	$98.7	$92.1	$113.2	$52.1	$60.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	48.4	34.7	13.2	25.7	28.9	33.8
Depreciation and amortization	85.1	80.2	75.9	74.4	105.4	104.8
Asset write-down	—	—	6.7	7.3	6.1	6.1
Unrealized (gain) loss on derivative instruments	—	15.7	—	(47.1)	—	(24.3)
Decrease (increase) in trade and other receivables	(51.4)	(48.1)	(37.9)	(43.2)	42.8	36.9
Increase (decrease) in accounts payable	(1.5)	2.5	2.7	3.4	(0.7)	(0.7)
Increase (decrease) in accrued taxes	(24.1)	(24.5)	6.0	4.5	(3.9)	(8.1)
Increase (decrease) in other current assets and liabilities	2.6	2.1	(17.0)	(6.9)	(15.7)	(8.0)
Other	(104.3)	(104.7)	7.2	6.1	(41.1)	(37.3)

Net cash provided by operating activities	79.6	56.6	148.9	137.4	173.9	163.7

Cash Flows from Investing Activities
Expended for property, plant and equipment	(30.3)	(30.5)	(31.1)	(31.1)	(43.2)	(43.2)
Expended for software and development costs	(50.2)	(27.0)	(35.0)	(23.5)	(50.8)	(40.6)
Other	23.1	23.1	(49.8)	(49.8)	(12.7)	(12.7)

Net cash provided by (used for) investing activities	(57.4)	(34.4)	(115.9)	(104.4)	(106.7)	(96.5)

Cash Flows from Financing Activities
Net cash provided by (used for) financing activities	(37.5)	(37.5)	(15.1)	(15.1)	(56.1)	(56.1)

Effect of Exchange Rate Changes on Cash	5.2	5.2	0.2	0.2	—	—

Net cash flows provided (used)	(10.1)	(10.1)	18.1	18.1	11.1	11.1
Cash and equivalents at beginning of year	134.3	134.3	116.2	116.2	105.1	105.1

Cash and equivalents at end of year	$124.2	$124.2	$134.3	$134.3	$116.2	$116.2

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

	Restated
Components of Earnings and Taxes from	Years Ended December 31,

Continuing Operations	2003	2002	2001

Earnings Before Income Taxes
U.S	$123.5	$145.7	$68.8
International	28.0	30.3	24.5

Total	$151.5	$176.0	$93.3

Income Tax Provision
Current
U.S	$5.7	$21.6	$0.6
State and other	(0.1)	3.0	0.4
International	12.5	12.5	3.2

	18.1	37.1	4.2

Deferred
U.S	36.5	28.2	25.6
State and other	2.1	0.6	0.3
International	(3.9)	(3.1)	7.9

	34.7	25.7	33.8

Total	$52.8	$62.8	$38.0

	Restated
	Years Ended December 31,

Effective Rate Reconciliation	2003	2002	2001
U.S. statutory rate	35%	35%	35%
Income tax provision at U.S. statutory rate	$53.1	$61.6	$32.6
State income taxes, net	1.2	2.8	0.2
Goodwill	—	—	8.9
Other	(1.5)	(1.6)	(3.7)

Income tax provision	$52.8	$62.8	$38.0

(Dollars in millions, except per share data)

	Restated
	December 31,
	2003	2002
Tax Effect of Items That Comprise a Significant Portion of the
Net Deferred Tax Asset and Deferred Tax Liability
Deferred Tax Asset
Employment related accruals	$57.0	$86.1
Restructuring and other accruals	28.6	29.5
Other	11.4	0.7

Total	97.0	116.3

Deferred Tax Liability
Intangibles	(67.9)	(60.0)
Other	(32.4)	(27.4)

Total	(100.3)	(87.4)

Net Deferred Tax Asset (Liability)	$(3.3)	$28.9

Net Deferred Tax by Geography
United States	$14.2	$48.5
International	(17.5)	(19.6)

Total	$(3.3)	$28.9

D. Supplementary Data to Statements of Operations

	Years Ended December 31,
Other Expense (Income)	2003	2002	2001
		(--------restated--------)
Litigation and contract settlement costs	$1.9	$0.8	$53.7
Foreign currency translation expense (income)	(0.2)	(0.6)	1.0
Gain on sale of land	(1.6)	—	—
(Gain) loss on marketable securities	(3.4)	6.3	(15.6)
Accrued exit costs, net of recoveries	—	13.5	6.7
Factoring receivables loss	—	9.8	—
Asset write-downs	—	7.3	6.1
Reduction in environmental accrual	—	(4.1)	—
Other expense (income)	0.8	0.1	(2.1)

Total	$(2.5)	$33.1	$49.8

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

(Dollars in millions, except per share data)

were terminated by December 31, 2003, and other exit costs of $0.5, primarily related to lease terminations.

     HRS recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement further described in Note K. An additional software asset write-down of $0.6 was recorded in the second quarter of 2002. Also during the first quarter of 2002, we conducted a periodic reassessment of our environmental obligation. This obligation relates to the 1989 sale by our predecessor (Control Data Corporation) of its disk drive operations, which involved remediable environmental sites. The sale agreement provided terms describing how remedial costs related to remediable environmental sites would be shared between the buyer and us as the seller. The terms of the agreement included periodic joint reviews of the obligation by the buyer and us. Our obligations covered only those sites identified prior to the fifth anniversary of the sale. At the time of the sale, we established an accrual for our estimated costs that might occur as a result of this agreement. During the first 10 years following the sale, both parties incurred significant costs, which then began to reduce as these sites entered a water extraction and monitoring stage. During the first quarter of 2002, we participated in a periodic review of the status of this obligation with the environmental officer of the buyer. A site visit was made by our environmental representative at that time, and it was determined that our estimated liability was $4.1 less than previously determined. The excess accrual was then credited back to earnings as a component of other expense (income).

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

     Also in the fourth quarter of 2002, HRS recorded a $7.8 write-down of the carrying values of certain marketable equity securities and cost-based investments and wrote off the $0.3 carrying value of an abandoned software product. The investment write-down related primarily to our December 2001 cost-based investment in preferred stock of USIH, which was converted to common stock as a result of an initial public offering in October 2002. We also recorded $0.8 of other unusual costs in HRS for a litigation settlement.

     The 2001 gain on sale of marketable securities of $15.6 related to our sale of HotJobs.com, Ltd. common stock and is further described in Note G. The second quarter 2001 litigation costs include a

(Dollars in millions, except per share data)

settlement of $49.0 and associated costs of $3.4 related to litigation involving Comdata and a provision of $1.3 for litigation costs not allocated to our business segments. The litigation settlement and associated costs at Comdata related to an action brought by Flying J, Inc. The nature and facts and circumstances of this litigation are fully disclosed in Note K to our consolidated financial statements for the year ended December 31, 2000, and the resulting settlement is fully disclosed in Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2001. These disclosures have not been affected by subsequent amendment of these reports. The additional provision of $1.3 for litigation costs not allocated to our business segments related to disputes involving postretirement benefits.

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

	Accrued Exit Costs
		Occupancy
	Severance	Costs	Total
2002
Total accrued costs	$8.2	$6.7	$14.9
Utilization:
2002 cash payments	(6.3)	(2.5)	(8.8)
2002 recoveries	(1.1)	—	(1.1)
2003 cash payments	(0.8)	(2.8)	(3.6)

Balance at December 31, 2003	$—	$1.4	$1.4

(Dollars in millions, except per share data)

Discontinued Operations

     On March 30, 2001, we separated our HRS division and subsidiaries and Comdata subsidiaries from our former media information business, Arbitron Inc., to form two independent, publicly-traded companies (“spin-off”).

     The spin-off required that we establish new financing arrangements further described in Note J. Under the terms of agreements related to the spin-off, Arbitron furnished $225.0 from its own borrowings toward the retirement of Ceridian debt outstanding immediately prior to the spin-off. The $225.0 payment liability, combined with other assets and liabilities of Arbitron, resulted in net liabilities of discontinued operations of $182.5 at the time of the spin-off, which increased our retained earnings in that amount when the spin-off took place. The filing of 2001 income tax returns during the third quarter of 2002 for the parties involved in the spin-off resulted in the transfer of an additional deferred tax asset to Arbitron Inc., which reduced our deferred tax asset and retained earnings by $5.7.

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

(Dollars in millions, except per share data)

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

     Revenue from sales between business segments is not material. Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the United Kingdom relate largely to the HRS segment. Geographic data for or at the end of each of the last three years, presented in an accompanying table, is determined by reference to the location of operation.

(Dollars in millions, except per share data)

	Restated
	Years Ended December 31,
Geographic Segment Data	2003	2002	2001
U.S. Operations
HRS Revenue
Payroll and tax filing	$435.9	$417.1	$452.6
Benefits services	135.9	124.8	116.5
LifeWorks	115.9	113.9	109.5

Total	687.7	655.8	678.6
Comdata Revenue
Transportation	242.0	250.1	253.4
SVS	77.7	62.9	50.9

Total	319.7	313.0	304.3

Total Revenue	$1,007.4	$968.8	$982.9

Property, plant and equipment at December 31	136.8	139.0	148.6

Non-U.S. Operations
United Kingdom Operations
Revenue	$79.3	$78.6	$71.2
Property, plant and equipment at December 31	3.5	4.0	3.4
Canadian Operations
Revenue	127.2	112.9	112.9
Property, plant and equipment at December 31	7.7	7.1	8.3

Total Non-U.S. Operations
Revenue	$206.5	$191.5	$184.1
Property, plant and equipment at December 31	11.2	11.1	11.7

Total Worldwide
Revenue	$1,213.9	$1,160.3	$1,167.0
Property, plant and equipment at December 31	148.0	150.1	160.3

(Dollars in millions, except per share data)

	Restated
	Years Ended December 31,
Business Segments	2003	2002	2001
HRS
Revenue	$894.2	$847.3	$862.7
EBIT before goodwill amortization	$49.6	$84.5	$88.1
Goodwill amortization	—	—	(26.2)

EBIT	$49.6	$84.5	$61.9
Total assets before customer funds	$1,381.7	$1,348.4	$1,243.3
Customer funds	3,132.1	2,440.9	2,170.9

Total assets at December 31	$4,513.8	$3,789.3	$3,405.2
Goodwill	$787.8	$773.3	$742.6
Depreciation and amortization	$66.1	$60.7	$82.1
Expended for property, plant and equipment	$25.1	$25.2	$34.1

Comdata
Revenue	$319.7	$313.0	$304.3
EBIT before goodwill amortization	$104.5	$91.6	$37.7
Goodwill amortization	—	—	(8.9)

EBIT	$104.5	$91.6	$28.8
Total assets before customer funds	$586.1	$582.9	$539.8
Customer funds	9.2	5.7	6.7

Total assets at December 31	$595.3	$588.6	$546.5
Goodwill	$117.0	$117.0	$117.0
Depreciation and amortization	$13.2	$12.8	$21.7
Expended for property, plant and equipment	$4.6	$5.8	$8.9

Other
EBIT	$—	$4.1	$14.3
Total assets at December 31	$53.7	$77.0	$87.1
Depreciation and amortization	$0.9	$0.9	$1.0
Expended for property, plant and equipment	$0.8	$0.1	$0.2

Total Ceridian
Revenue	$1,213.9	$1,160.3	$1,167.0
EBIT before goodwill amortization	$154.1	$180.2	$140.1
Goodwill amortization	—	—	(35.1)

EBIT	$154.1	$180.2	$105.0
Interest income (expense), net	(2.6)	(4.2)	(11.7)

Earnings before income taxes	$151.5	$176.0	$93.3
Total assets before customer funds	$2,021.5	$2,008.3	$1,861.2
Customer funds	3,141.3	2,446.6	2,177.6

Total assets at December 31	$5,162.8	$4,454.9	$4,038.8
Goodwill	$904.8	$890.3	$859.6
Depreciation and amortization	$80.2	$74.4	$104.8
Expended for property, plant and equipment	$30.5	$31.1	$43.2

(Dollars in millions, except per share data)

F. Capital Assets

	Restated
	December 31,
Capital Assets	2003	2002
Property, Plant and Equipment
Land	$10.4	$12.4
Machinery and equipment (accumulated depreciation of $201.7 and $196.3)	281.6	276.0
Buildings and improvements (accumulated depreciation of $39.0 and $33.9)	96.7	91.9

Total property, plant and equipment	388.7	380.3
Accumulated depreciation	(240.7)	(230.2)

Property, plant and equipment, net	$148.0	$150.1

Goodwill, net of amortization
At beginning of year	$890.3	$860.8
Acquisitions in the current period (Note G)	—	28.2
Translation and other adjustments	14.5	1.3

At end of year	$904.8	$890.3

Tax-deductible goodwill at end of year	$246.5	$236.3

Other Intangibles Assets
Customer lists (accumulated amortization of $26.7 and $21.3)	$49.4	$45.5
Trademarks (accumulated amortization of $20.7 and $16.1)	74.7	73.2
Technology (accumulated amortization of $32.1 and $23.4)	52.2	51.8
Non-compete agreements (accumulated amortization of $8.6 and $7.0)	12.9	11.8

Total other intangible assets	189.2	182.3
Accumulated amortization	(88.1)	(67.8)

Other intangible assets, net	$101.1	$114.5

Software and Development Costs
Purchased software (accumulated amortization of $39.6 and $30.8)	$75.8	$64.5
Software development costs (accumulated amortization of $36.5 and $26.3)	86.1	73.0

Total software and development costs	161.9	137.5
Accumulated amortization	(76.1)	(57.1)

Software and development costs, net	$85.8	$80.4

		Restated
	Years Ended December 31,
Depreciation and Amortization	2003	2002	2001
Depreciation and amortization of property, plant and equipment	$43.1	$43.3	$42.6
Amortization of goodwill	—	—	35.1
Amortization of other intangible assets	16.4	15.7	15.2
Amortization of software and development costs	20.7	15.4	11.9

Total	$80.2	$74.4	$104.8

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

At December 31, 2003

Investment	% Owned	Amount	Holding
U.S.I. Holdings Corporation	1.7%	$10.2	Public
Ultimate Software Group, Inc.	4.0%	6.9	Public
iSarla, Inc.	19.9%	1.9	Private
SASH Management, LLC	19.9%	0.6	Private
Notes receivable and other		3.6	Private

Total Investments		$23.2

At December 31, 2002

Investment	% Owned	Amount	Holding
U.S.I. Holdings Corporation	2.3%	$10.8	Public
Ultimate Software Group, Inc.	4.9%	2.9	Public
iSarla, Inc.	19.9%	1.9	Private
SASH Management, LLC	19.9%	0.6	Private
Notes receivable and other		1.3	Private

Total Investments		$17.5

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

     The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in comprehensive income. At December 31, 2003, the net unrealized gain related to these securities amounted to $3.9, after reduction for deferred income taxes of $2.4, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain of $1.0, after reduction for deferred income taxes of $0.6, at December 31, 2002. The unrealized gain for these securities during 2003 amounted to $8.1 ($4.9 net of tax) and $1.0 ($0.7 net of tax) during 2002. During 2001 the unrealized loss for these securities was $2.9 ($1.9 net of tax). The realized gain for these securities during 2003 amounted to $3.4 ($2.0 net of tax). For 2002 the realized loss for these securities was $1.0 ($0.6 net of tax). The realized gain of $15.6 ($10.1 net of tax) in 2001 was related to our sale of the common stock of HotJobs.com, Ltd.

(Dollars in millions, except per share data)

     In March 2002, we acquired all of the outstanding stock of SYLINQ Corporation, a national employee benefits administration outsourcer specializing in automated enrollment and eligibility management (“SYLINQ”), for $15.6. As a result of the acquisition, we recorded net liabilities of $2.4, $11.6 of goodwill and $6.4 of other intangible assets. During the first quarter of 2003, we finalized the amount of purchase cost allocated to intangible assets, which increased intangible assets and decreased goodwill by $0.8.

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

(Dollars in millions, except per share data)

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

(Dollars in millions, except per share data)

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

     The investment policy for our principal pension plan specifies the objective is to earn the highest possible total returns consistent with the preservation of capital and anticipated liquidity requirements while minimizing the volatility of returns. Target asset allocation ranges specified in the policy are designed to achieve policy objectives and are based upon actuarial and capital market studies performed by experienced outside consultants. On a regular basis we rebalance assets to maintain asset allocations within policy ranges. Within asset categories we use a range of passive and active investment management styles to achieve our principal pension plan’s investment objectives and hire outside managers to manage all assets. The principal pension plan currently has no allocation to real estate, derivative instruments or other alternative investment strategies; however a small amount of real estate and venture capital investments from prior investments is shown in “Cash and Other Assets.” Certain asset managers may use futures contracts within limitations to achieve objectives under their assigned investment mandate. Investment of the principal pension plan assets in securities of Ceridian Corporation is prohibited by the investment policy.

(Dollars in millions, except per share data)

     In November 2003, upon completion of a trading cost optimization study conducted by a plan consultant, the target ranges were changed to the following:

Domestic Equity	50% +/- 8%
Domestic Fixed Income	35% +/-5%
International Equity	15% +/-4%

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

     Due to the combined adverse effects of falling stock market values on the valuation of plan assets and of falling interest rates on the benefit obligation, the accumulated benefit obligation of our principal pension plan exceeded the fair value of plan assets by $104.6 at December 31, 2003 and $189.4 at December 31, 2002. Under pension accounting rules, this condition required that we reclassify the prepaid pension cost related to this plan to recognize this unfunded liability and record the remainder (net of deferred income taxes and a small intangible asset amount) as a loss in accumulated other comprehensive income, which reduces stockholders’ equity. During 2003, we made employer contributions to the principal plan amounting to $103.7 including $75.0 in the fourth quarter of 2003. We do not presently plan to make additional contributions to the principal pension plan in 2004. Subsequent developments in investment performance, interest rates or regulatory actions may require reconsideration of this position.

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

(Dollars in millions, except per share data)

Funded Status of Defined Benefit	September 30,
Retirement Plans at Measurement Date	2003	2002
Accumulated Benefit Obligation	$677.9	$628.8

Change in Projected Benefit Obligation During the Period
At beginning of period	$639.4	$588.8
Service cost	3.8	3.0
Interest cost	42.9	43.9
Employee contributions	0.1	0.2
Curtailment of the UK plan	(1.8)	—
Amendments and currency translation	2.1	2.2
Actuarial (gain) loss	60.4	48.1
Benefits paid	(49.5)	(46.8)

At end of period	$697.4	$639.4

Change in Fair Value of Plan Assets During the Period
At beginning of period	$400.2	$485.5
Actual return on plan assets	73.4	(44.1)
Currency translation	1.1	1.6
Employee contributions	0.1	0.2
Employer contributions	32.5	3.8
Benefits paid	(49.5)	(46.8)

At end of period	$457.8	$400.2

Funded status of plan	$(239.6)	$(239.2)
Accrued contribution	75.0	0.1
Unrecognized net loss	380.7	358.2

Total	$216.1	$119.1

Balance Sheet Presentation
Prepaid and intangible pension asset	$0.3	$0.4
Accrued benefit liability	(144.7)	(228.3)
Accumulated other comprehensive income, net of tax	235.1	226.2
Deferred income tax	125.4	120.8

Total	$216.1	$119.1

	Years Ended December 31,
Assumptions Used in Calculations	2003	2002	2001
Discount rate used to determine net benefit cost (credit)	6.70%	7.42%	7.43%
Rate of compensation increase	3.78%	4.01%	4.01%
Expected return on plan assets	8.70%	9.43%	9.44%
Discount rate used to determine benefit obligations	5.99%	6.70%	7.42%

	Years Ended December 31,
Net Periodic Pension Cost (Credit)	2003	2002	2001
Service cost	$3.8	$3.0	$2.8
Interest cost	42.9	43.9	44.3
Expected return on plan assets	(45.7)	(54.9)	(57.4)
Net amortization and deferral	9.0	6.1	4.6

Total	$10.0	$(1.9)	$(5.7)

(Dollars in millions, except per share data)

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

Funded Status of Postretirement	September 30,
Health Care and Life Insurance Plans	2003	2002
Change in Benefit Obligation
At beginning of period	$54.2	$42.4
Service cost	0.1	0.1
Interest cost	3.5	3.0
Participant contributions	0.8	1.2
Actuarial loss (gain)	6.5	11.9
Benefits paid	(3.8)	(4.4)

At end of period	$61.3	$54.2

Change in Plan Assets
At beginning of period	$—	$—
Company contributions	3.0	3.2
Participant contributions	0.8	1.2
Benefits paid	(3.8)	(4.4)

At end of period	$—	$—

Funded Status of Plan
Benefit obligation, net	$61.3	$54.2
Unrecognized actuarial gain (loss)	(12.5)	(6.1)

At end of period	$48.8	$48.1

Current portion	$6.0	$6.0
Noncurrent portion	42.8	42.1

Total	$48.8	$48.1

	Years Ended December 31,
Net Periodic Postretirement Benefit Cost	2003	2002	2001
Service cost	$0.1	$0.1	$0.1
Interest cost	3.5	3.0	2.7
Actuarial loss (gain) amortization	0.1	(0.1)	(0.9)

Net periodic benefit cost	$3.7	$3.0	$1.9

(Dollars in millions, except per share data)

     The assumed health care cost trend rate used in measuring the benefit obligation is 11% in 2003 with rates declining at a rate of 1% per year to an ultimate rate of 5% in 2010. A one percent increase in this rate would increase the benefit obligation at September 30, 2003 by $3.8 and the aggregate service and interest cost for the 2003 measurement period by $0.2. A one percent decrease in this rate would decrease the benefit obligation at September 30, 2003 by $3.6 and the aggregate service and interest cost for the 2003 measurement period by $0.2. The weighted average discount rates used in determining the net periodic postretirement benefit cost were 6.75% for 2003, 7.50% for 2002 and 7.75% for 2001. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 6.00% for 2003 and 6.75% for 2002. We expect to make payments of $3.0 on behalf of participants in our postretirement plans in 2004.

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

(Dollars in millions, except per share data)

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

     As reported in Note A, we adopted the disclosure-only provisions of FAS 123 and FAS 148 continue to account for stock-based compensation. Therefore, since all option exercise prices are at or above fair market value on the date of grant and the ESPP is a non-compensatory plan, no expense is recorded with respect to our stock option or employee stock purchase plans. We recognized compensation expense of $1.2 in 2003, $0.4 in 2002 and $1.2 in 2001 related to restricted stock awards.

     We provide the following disclosure, including referenced tables, with respect to the provisions of FAS 123. We employ the Black-Scholes option pricing model for determining the fair value of stock option grants and ESPP purchases as presented in an accompanying table. Weighted average exercise prices for stock option activity and options outstanding at December 31, 2003, 2002 and 2001 are included in the Stock Plans table.

(Dollars in millions, except per share data)

Stock Plans

					Weighted-
					Average
	Option Price			Available for	Exercise
	Per Share	Outstanding	Exercisable	Grant	Price
At December 31, 2000	$3.76 - $42.64	13,638,554	8,168,277	11,194,634	$22.18

Granted	18.46 - 22.50	4,814,250	—	(4,814,250)	18.52
Became exercisable	16.00 - 38.97	—	896,345	—	—
Exercised	3.76 - 21.19	(51,571)	(51,571)	—	17.51
Canceled	16.00 - 35.63	(274,188)	(83,008)	163,210	23.05
ESPP purchases	—	—	—	(2,313)	—
Restricted stock, net	—	—	—	(11,444)	—

At March 30, 2001	$3.76 - $42.64	18,127,045	8,930,043	6,529,837	$21.20

Authorized under new plans	—	—	—	28,350,000	—
Adjust 2001 option grants	—	1,612,002	—	(1,612,002)	—
Adjust prior option grants	—	19,925,736	9,608,778	(19,925,736)	—
Adjust restricted stock	—	—	—	(69,583)	—

At March 31, 2001, adjusted	$2.79 - $31.66	21,537,738	9,608,778	6,742,679	$15.81

Granted	13.71 - 20.42	530,541	—	(530,541)	17.55
Became exercisable	14.25 - 27.29	—	2,338,476	—
Exercised	2.79 - 18.61	(411,376)	(411,376)	—	12.94
Canceled	2.87 - 27.29	(1,263,536)	(361,801)	1,263,536	16.40
Expired	2.87	(714)	(714)	714	2.87
ESPP purchases	—	—	—	(167,925)
Restricted stock, net	—	—	—	(48,180)

At December 31, 2001	$3.71 - $31.66	20,392,653	11,173,363	7,260,283	$15.88

Authorized	—	—	—	4,000,000
Granted	13.97 - 22.25	4,978,925	—	(4,978,925)	18.11
Became exercisable	11.88 - 28.94	—	4,419,513	—
Exercised	3.71 - 21.16	(2,122,138)	(2,122,138)	—	14.34
Canceled	8.96 - 26.68	(2,141,341)	(734,811)	2,141,341	16.73
ESPP purchases	—	—	—	(297,830)
Restricted stock, net	—	—	—	(25,665)

At December 31, 2002	$4.80 - $31.66	21,108,099	12,735,927	8,099,204	$16.43

Granted	13.65 – 21.50	3,906,790	—	(3,906,790)	15.03
Became exercisable	11.88 – 22.22	—	3,545,499	—
Exercised	4.80 – 20.70	(2,725,025)	(2,725,025)	—	13.57
Canceled	5.37 – 24.57	(894,185)	(300,901)	894,185	16.59
Expired	5.37 – 18.66	(74,161)	(74,161)	74,161	18.66
ESPP purchases	—	—	—	(308,879)
Restricted stock, net	—	—	—	(213,007)

At December 31, 2003	$4.80 - $31.66	21,321,518	13,181,339	4,638,874	$16.57

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

Stock Option Information as of December 31, 2003

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$4.80-$13.71	3,699,245	2.05	$13.41	2,184,937	$13.21
$13.74-$14.80	5,565,927	4.63	$14.59	2,291,109	$14.67
$14.81-$15.78	2,225,578	3.33	$15.36	2,136,121	$15.36
$15.82-$17.54	1,008,108	4.10	$16.61	837,199	$16.53
$17.63-$18.11	3,693,977	3.16	$18.08	1,350,099	$18.06
$18.19-$20.29	1,808,878	4.07	$18.92	1,327,206	$18.90
$20.35-$20.35	2,150,552	4.81	$20.35	2,150,552	$20.35
$20.42-$31.66	1,169,253	4.58	$22.82	904,116	$23.10

	21,321,518			13,181,339

	Restated
	Years Ended December 31,
	2003	2002	2001
Pro Forma Effect of Fair Value Accounting
Net earnings as reported	$98.7	$113.2	$60.5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(14.6)	(15.5)	(18.8)

Pro forma net earnings	$84.1	$97.7	$41.7
Basic earnings per share as reported	$0.66	$0.76	$0.41
Pro forma basic earnings per share	$0.57	$0.66	$0.29
Diluted earnings per share as reported	$0.66	$0.76	$0.41
Pro forma diluted earnings per share	$0.56	$0.65	$0.28

Weighted-Average Assumptions
Expected lives in years	3.93	3.82	4.57
Expected volatility	43.3%	37.5%	38.7%
Expected dividend rate	—	—	—
Risk-free interest rate	2.3%	4.5%	4.0%

Weighted Average Fair Values of Grants, Awards and Purchases

	2003		2002		2001
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Stock options	3,906,790	$5.41	4,978,925	$6.26	6,956,793	$5.39
ESPP	308,879	$3.48	297,830	$2.14	167,925	$4.10

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

(Dollars in millions, except per share data)

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

(Dollars in millions, except per share data)

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

K. Commitments and Contingencies

Derivative Instruments

     Interest Rate Contracts

     In accordance with our risk management policy, we attempt to mitigate a substantial portion of our interest rate exposure related to our investment of customer funds, as further described in Note M, viewed within the context of our expectation of the future economic environment. Due to liquidity requirements for these obligations, we hold a large percentage of customer funds in overnight-maturing investments that are subject to interest rate variability. We manage this variability in part by investing a portion of these funds in longer-term instruments and by offsetting the variable rate income with floating rates on our debt obligations. We also utilize derivative instruments such as interest rate contracts to manage interest rate risk.

     During the three-year period ended December 31, 2003, we maintained interest rate contracts for the purpose of mitigating interest rate risk on customer funds. The counterparties to these arrangements are commercial banks with debt ratings of A or better. These arrangements, which do not require collateral, require the banks to pay us the amount by which a one-month LIBOR index of short-term interest rates falls below a specified floor strike level. Alternatively, when this index exceeds a specified cap strike

(Dollars in millions, except per share data)

level, we pay out to the banks the excess above the cap strike level. We believe that the risk of accounting loss through non-performance by the counterparties under any of these arrangements is negligible.

     At December 31, 2003 and 2002, we had interest rate contracts in effect with an aggregate notional amount of $800.0. The active contracts at the end of 2003 had remaining terms of 2 to 41 months, floor strike levels ranging from 4.50% to 6.07% (averaging 5.22%) and cap strike levels ranging from 4.54% to 7.32% (averaging 6.04%). The unrealized gains and losses from our derivative instruments were previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity of our consolidated balance sheets in the Original Filing but were transferred to (gain) loss on derivative instruments as part of the Restatement. The unrealized gains and losses resulted largely from changes in forward interest rates. Based upon future expected interest rates as determined from LIBOR future prices in effect at the close of business on December 31, 2003, we expect to collect an additional $28.8 during 2004.

     Fuel Price Contracts

     The revenue and net income of Comdata’s transportation services business is exposed to variability based on changes in the prices of diesel fuel. For a large portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase/decrease in the price of diesel fuel increases/decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly. We estimate that for each 10¢ change in the average price of diesel fuel per year, Comdata revenue and pretax profit are impacted by $1.8, before impact of any fuel price contracts.

     Our risk management objective of managing fuel price risk is to protect Comdata net income from the effects of falling diesel fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price. During 2003, Comdata entered into fuel price derivative contracts to swap the floating price of fuel for a fixed price. These contracts had the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the period April 1 to December 31, 2003. Since the floating fuel price remained above the fixed price during the course of the hedges, we paid instruments $0.8 to counterparties over the term of the agreement and this unrealized loss was reported in (gain) loss on derivative instruments in our consolidated statement of operations for the year ended December 31, 2003. These payments had the effect of offsetting a portion of the revenue benefit received during the term of the derivative contracts from the higher-than-expected floating prices. Prior to the Restatement, we had recorded the payments in revenue. These contracts matured in December 2003. We continuously monitor fuel price volatility and the cost of derivative contracts and may enter into additional fuel price derivative contracts solely for the purpose of managing fuel price risk when market conditions are favorable to such transactions.

Contracts

     In March 2001, we entered into an agreement with Ultimate that provided us with a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated payroll/HR/self-service offering to our small business customers. Our initial payment to Ultimate amounted to $10.0, which provided us

(Dollars in millions, except per share data)

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

     Pursuant to the February 2002 amendment, the license agreement also provided for a monthly royalty commencing in January 2003, which is based on the number of our customers’ employees paid by using the software and subject to minimum and maximum amounts. Pursuant to the February 2002 amendment, we made an advance payment of $6.0 to Ultimate at that time representing the minimum royalty commitment for 2003. We remain obligated to future minimum monthly payments of $0.5 per month from January 2004 until January 1, 2006, when the per-employee monthly charge will escalate at a rate of 5% per annum until the end of the noncancellable term in March 2008. We recorded the $6.0 payment as prepaid expense and amortized this amount to cost of revenue on a straight line basis over the 12 months of 2003. Royalty costs under this agreement will be charged monthly to cost of revenue and paid according to the terms of the agreement.

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

(Dollars in millions, except per share data)

	Years Ended December 31,
Rental Expense	2003	2002	2001
Rental expense	$52.0	$49.5	$44.2
Sublease rental income	(0.4)	(0.6)	(0.5)

Net rental expense	$51.6	$48.9	$43.7

     Our future minimum noncancelable lease payments on existing operating leases at December 31, 2003, which have an initial term of more than one year, are presented in the accompanying Future Minimum Lease Payments table.

Future Minimum Lease Payments
2004	47.4
2005	40.4
2006	33.3
2007	30.3
2008	27.5
Thereafter	109.2

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

(Dollars in millions, except per share data)

M. Customer Funds

     In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. In connection with our HRS benefits services operation, we receive funds on behalf of our customers for remittances to employees, insurance providers and others. Comdata also holds funds for its eCash customers. These funds are not held in a trust.

     As indicated in the section entitled “Changes in Presentation” of Note A, we have changed our presentation of Comdata and benefits services customer deposits in order to include these amounts with our payroll and tax filing customer funds in a combined amount described as “customer funds” on our consolidated balance sheet. The related obligations are similarly reported on a combined basis. The effect of this reclassification on our consolidated balance sheet moved benefits services customer deposits amounts previously reported in “cash and equivalents” and “short-term investments” into an asset entitled “customer funds.” The related obligations previously reported in “drafts and customer funds payable” moved into a liability entitled “customer funds obligations.” The reclassifications eliminated from our consolidated statements of cash flows the reclassified “cash and equivalents” balances, the effect on operating cash flows of changes in the reclassified “customer funds payable,” and the effect on investing cash flows from any changes in the reclassified “short-term investments.” The Comdata customer funds and obligations, which previously were netted, are now separately presented. The reclassifications did not affect our consolidated statements of operations.

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

     Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $62.2 in 2003, $64.6 in 2002 and $92.7 in 2001 and does not include realized gains from our interest rate derivative instruments. These amounts include gross realized gains from interest rate contracts as further discussed in Note K. We further discuss our accounting for this investment income in the section of Note A entitled “Revenue Recognition.”

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

(Dollars in millions, except per share data)

     Customer funds and the offsetting obligations amounted to $3,141.3 at December 31, 2003 and $2,446.6 at December 31, 2002. This amount varies significantly during the year and averaged $2,147.0 and $1,931.9, respectively, for the years ended December 31, 2003 and 2002. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

	Restated		Restated
	December 31, 2003		December 31, 2002
Investments of Customer Funds	Cost	Market	Cost	Market
Money market securities and other cash equivalents	$2,202.0	$2,202.0	$1,618.2	$1,618.2
Held-to-maturity investments:
U.S. government and agency securities	311.1	317.4	197.6	207.0
Canadian and provincial government securities	201.0	208.1	124.7	130.5
Corporate debt securities	209.0	216.0	211.7	217.8
Asset-backed securities	159.5	163.0	212.7	223.0
Mortgage-backed and other securities	58.7	59.6	81.7	84.3

Total held-to-maturity investments	939.3	964.1	828.4	862.6

Customer funds	$3,141.3	$3,166.1	$2,446.6	$2,480.8

	Restated
	December 31, 2003
Investments of Customer Funds by Maturity Date	Cost	Market
Due in one year or less	$2,360.8	$2,361.3
Due in one to three years	276.6	285.6
Due in three to five years	325.0	337.3
Due after five years	178.9	181.9

Total	$3,141.3	$3,166.1

(Dollars in millions, except per share data)

N. Supplementary Quarterly Data (Unaudited)

	2003 (Restated) (4)				2002 (Restated) (4)
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$324.3	$291.6	$291.1	$306.9	$298.1	$281.3	$284.8	$296.1
Costs and Expenses
Cost of revenue	180.0	169.7	173.8	170.0	169.8	159.7	162.3	162.4
Selling, general and administrative	94.6	86.1	85.6	97.8	85.0	82.5	87.3	96.3
Research and development	6.1	5.0	5.3	3.0	3.7	3.8	4.2	3.3
(Gain) loss on derivative instruments	4.0	0.5	(12.9)	(6.3)	(7.7)	(40.2)	(31.6)	6.2
Other expense (income) (1)	(1.2)	(1.1)	0.2	(0.4)	13.0	9.7	0.6	9.8
Interest income	(0.5)	(0.5)	(0.5)	(0.5)	(0.6)	(0.6)	(0.6)	(0.3)
Interest expense	1.0	1.3	1.1	1.2	1.3	1.4	1.7	1.9

Total costs and expenses	284.0	261.0	252.6	264.8	264.5	216.3	223.9	279.6

Earnings before income taxes	40.3	30.6	38.5	42.1	33.6	65.0	60.9	16.5
Income tax provision	13.4	11.1	13.5	14.8	11.3	23.6	22.1	5.8

Net earnings	$26.9	$19.5	$25.0	$27.3	$22.3	$41.4	$38.8	$10.7

Earnings per share (2)
Basic	$0.18	$0.13	$0.17	$0.18	$0.15	$0.28	$0.26	$0.07
Diluted	$0.18	$0.13	$0.17	$0.18	$0.15	$0.28	$0.26	$0.07
Shares used in calculations (in thousands)
Weighted average shares (basic)	149,696	148,426	147,970	148,451	148,467	148,526	148,246	146,875
Dilutive securities (3)	2,916	2,156	866	275	254	900	3,462	2,570
Weighted average shares (diluted)	152,612	150,582	148,836	148,726	148,721	149,426	151,708	149,445

(1)	Includes 2003 gain from sale of stock of $3.4 in the third quarter and 2002 unusual losses of $9.8 for the first quarter, $0.6 for the second quarter, $9.8 for the third quarter and $13.4 for the fourth quarter as described in Note D.

(2)	For information on the calculation of earnings per share, see the section entitled “Earnings per Share” in Note A.

(3)	We have restated the number of dilutive shares determined by the treasury stock method for all periods presented to correctly reflect the tax benefit related to the assumed exercise of stock options.

(4)	As described in Note B of this Form 10-K/A, we have made corrections to our consolidated statements of operations related to revenue recognition, derivative instruments, capitalization and amortization of software development costs, and accrual and classification of costs and expenses. The effect of the Restatement on the quarterly results is presented in the following table:

Summary Effect of the Restatement on Supplementary Quarterly Statement of Operations Data (Unaudited)

	2003				2002
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
As Previously Reported
Revenue	$335.7	$303.9	$299.5	$314.1	$308.4	$288.6	$291.9	$302.1
Costs and expenses	272.9	258.4	259.1	270.6	269.5	254.5	252.7	271.9

Earnings before income taxes	62.8	45.5	40.4	43.5	38.9	34.1	39.2	30.2
Income tax provision	21.4	16.2	14.4	15.4	13.1	12.3	14.1	10.8

Net earnings	$41.4	$29.3	$26.0	$28.1	$25.8	$21.8	$25.1	$19.4

Earnings per share
Basic	$0.28	$0.20	$0.18	$0.19	$0.17	$0.15	$0.17	$0.13
Diluted	$0.27	$0.19	$0.17	$0.19	$0.17	$0.15	$0.16	$0.13

Restatement Summary
Revenue recognition	(3.5)	(4.6)	(1.0)	(0.1)	(3.2)	(0.6)	(0.6)	0.5
Derivative instruments	(7.9)	(7.7)	(7.4)	(7.1)	(7.1)	(6.7)	(6.5)	(6.5)

Revenue decrease	(11.4)	(12.3)	(8.4)	(7.2)	(10.3)	(7.3)	(7.1)	(6.0)

Revenue recognition costs	(3.1)	(2.4)	(0.9)	(0.8)	(0.8)	(0.6)	(0.6)	—
Derivative instruments	4.0	0.5	(12.9)	(6.3)	(9.5)	(40.2)	(31.6)	6.2
Software capitalization	5.7	5.0	5.6	1.3	2.4	2.3	3.2	2.8
Accrual of costs and expenses.	4.5	(0.5)	1.7	—	2.9	0.3	0.2	(1.3)

Costs and expenses increase (decrease)	11.1	2.6	(6.5)	(5.8)	(5.0)	(38.2)	(28.8)	7.7

Total pretax earnings increase (decrease)	(22.5)	(14.9)	(1.9)	(1.4)	(5.3)	30.9	21.7	(13.7)
Tax effect of restatement	(8.0)	(5.1)	(0.9)	(0.6)	(1.8)	11.3	8.0	(5.0)

Total net earnings increase (decrease)	$(14.5)	$(9.8)	$(1.0)	$(0.8)	$(3.5)	$19.6	$13.7	$(8.7)

As Restated
Revenue	$324.3	$291.6	$291.1	$306.9	$298.1	$281.3	$284.8	$296.1
Costs and expenses	284.0	261.0	252.6	264.8	264.5	216.3	223.9	279.6

Earnings before income taxes	40.3	30.6	38.5	42.1	33.6	65.0	60.9	16.5
Income tax provision	13.4	11.1	13.5	14.8	11.3	23.6	22.1	5.8

Net earnings	$26.9	$19.5	$25.0	$27.3	$22.3	$41.4	$38.8	$10.7

Earnings per share
Basic	$0.18	$0.13	$0.17	$0.18	$0.15	$0.28	$0.26	$0.07
Diluted	$0.18	$0.13	$0.17	$0.18	$0.15	$0.28	$0.26	$0.07

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

	Years Ended December 31,
Allowance for Doubtful Accounts Receivable	2003	2002	2001
Balance at beginning of year	$18.4	$16.2	$17.4
Additions charged to costs and expenses	11.2	17.0	15.8
Write-offs and other adjustments (1)	(12.3)	(14.8)	(17.0)

Balance at end of year	$17.3	$18.4	$16.2

(1) Other adjustments include the effect of acquisitions and dispositions of businesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:

     Under date of March 12, 2004, except as to Note B which is as of February 17, 2005, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2003, as contained in Ceridian’s 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 15.(a)2.). This financial statement schedule is the responsibility of Ceridian’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
March 12, 2004

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     At the end of June 2004, we became aware of an employee’s concerns regarding the capitalization and expensing of certain costs in HRS. Upon becoming aware of these concerns, the Audit Committee of our Board of Directors (the “Audit Committee”) commenced an investigation with the assistance of independent legal counsel and Deloitte & Touche LLP. In October 2004, we announced the initial determinations from the Audit Committee Investigation which had examined, among other things, our policies and practices for the capitalization of software development costs, the timing of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses. The preliminary conclusions of the Audit Committee Investigation indicated that our capitalization guidelines and practices were, in certain respects, deficient and not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and that this had led to errors in the recording of certain capitalized costs for internally developed software during the period from 1997 through 2003 and in the first quarter of 2004. The preliminary conclusions from the Audit Committee Investigation also indicated the presence of deficiencies related to the commencement of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses.

     As a result of the Audit Committee Investigation, we have restated our historical financial statements for the period from 1999 through 2003 and for the first quarter of 2004. We have not restated our historical financial statements for periods other than those covered by the Restatement. The Restatement, as well as specific information regarding its impact on the years 1999 through 2003, is discussed in Note B, “Restatement of Financial Statements” included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.

     The Audit Committee Investigation identified the following deficiencies in our internal control over financial reporting, and management has determined that each of these deficiencies individually constitutes a “material weakness” (as defined under standards established by the Public Company Accounting Oversight Board or “PCAOB”) in our internal control over financial reporting:

          • Deficiencies related to our internally developed software capitalization guidelines. Our internally developed software capitalization guidelines, in particular those utilized by HRS, were inconsistent with U.S. GAAP and needed to be updated. In addition, we lacked personnel with sufficient expertise in software capitalization rules under U.S. GAAP and did not adequately train employees, such as financial analysts and project managers, who performed these accounting functions. We also failed to document sufficient support for the historical capitalization of certain software development costs and our system for tracking costs that qualify for capitalization needs improvement. Finally, our deterrent controls and detective controls related to the capitalization of internally developed software were insufficient.

          • Deficiencies pertaining to the commencement of amortization of our capitalized software development costs. The Audit Committee Investigation also identified deficiencies in the accounting for the amortization of our capitalized software development costs. Specifically, these deficiencies included insufficient documentation relating to the commencement of such amortization. In addition, as a result of our failure to train relevant personnel in U.S. GAAP rules applicable to the amortization of internally developed software, such employees often misunderstood or improperly applied such rules. Finally, our deterrent controls and detective controls related to the amortization of our capitalized software development costs were insufficient.

          • Deficiencies related to the month-end close and cost and expense accrual process. The Audit Committee Investigation identified deficiencies in our month-end close and cost and expense accrual process. Specifically, in certain instances HRS had inappropriately deferred costs and expenses, which resulted in costs and expenses being recognized later than required under U.S. GAAP. This was due in part to errors in our accounts payable cut-off process and the failure to follow policies, processes and procedures that were in place for the timely recognition of costs and expenses. We also failed to segregate and define accounting duties at HRS relating to the identification, calculation and recording of liabilities. Finally, our deterrent controls and detective controls related to the month-end close and accrual process were insufficient.

     As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (the “Section 404 Requirements”), we will be required to include in our Annual Report on Form 10-K for the year ending December 31, 2004 (the “2004 Form 10-K”) a report on management’s assessment of the effectiveness of our internal control over financial reporting. As part of the process of preparing for compliance with the Section 404 Requirements, in 2003, we initiated a review of our internal control over financial reporting, conducted under the direction of senior management. This review, which was carried out with the involvement and assistance of various external consultants and advisers who dedicated substantial resources to the process, entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.

     As a result of our efforts to ensure compliance with the Section 404 Requirements, since July 2004, management has become aware of additional deficiencies in our internal control over financial reporting. In the opinion of management, each of the following deficiencies identified as a result of our effort to comply with the Section 404 Requirements also individually constitutes a material weakness in our internal control over financial reporting:

          • Deficiencies related to entity-level controls at Ceridian. The PCAOB in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements” sets forth indicators of conditions that may be indicative of a material weakness in internal control over financial reporting. Two such indicators are the restatement of previously issued financial statements to correct errors and an ineffective control environment. We have restated our financial statements to correct errors as announced in February and October 2004 and January 2005, and a number of events provide indications of an ineffective control environment at Ceridian, including the results of the Audit Committee Investigation and our compliance efforts with the Section 404 Requirements and the delayed filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. Management believes that such events are the result of (i) accounting policies, procedures and practices that were inconsistent with U.S. GAAP and needed to be updated, (ii) personnel lacking sufficient expertise in areas of U.S. GAAP, (iii) inadequately trained employees, such as financial analysts and project managers, who perform accounting functions, (iv) failure to document with sufficient support the prior application of our accounting policies, practices and procedures, and (v) lack of effective deterrent controls and detective controls to properly apply U.S. GAAP to our financial reporting process. As a result, management has concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting.

          • Deficiencies related to inadequate or ineffective policies and practices relating to revenue recognition at HRS. Our revenue recognition guidelines at HRS were inconsistent with U.S. GAAP and needed to be updated, particularly with respect to the adoption of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, we lacked personnel with adequate expertise in the revenue recognition rules, and failed to consistently include finance personnel in the analysis of the impact that new customer contracts would have on our financial reporting. Finally, our deterrent controls and detective controls related to revenue recognition were insufficient.

          • Deficiencies related to inadequate or ineffective policies and practices relating to the classification of costs and expenses in our Statement of Operations. Our cost and expense classification guidelines were inconsistent with U.S. GAAP and needed to be updated. Also, our deterrent controls and detective controls related to the classification of costs and expenses were insufficient. We had not performed an adequate review of whether our costs and expenses were being classified appropriately in our Statement of Operations.

          • Deficiencies related to the untimely reconciliation of certain balance sheet accounts at HRS. Although our stated account reconciliation policies require timely reconciliations of accounts, we failed to timely reconcile certain balance sheet accounts at HRS for the third quarter of 2004.

          • Deficiencies related to the application of FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133 and as such, did not qualify for hedge accounting treatment.

          • Deficiencies related to the internal control over financial reporting of our HRS operations in the United Kingdom. Such deficiencies relate primarily to the aggregation of issues pertaining to revenue recognition, basic internal controls, and controls surrounding the use of certain information technology applications.

     As demonstrated by the material weaknesses identified above, there are deficiencies related to the process of closing our accounting records for the periods reflected in this Form 10-K/A.

     As a result of the material weaknesses identified through the Audit Committee Investigation and our compliance efforts with the Section 404 Requirements, in July 2004, we began performing periodic internal accounting reviews of HRS. These reviews are performed at least once per quarter and evaluate compliance with our policies and U.S. GAAP related to the capitalization and amortization of internally developed software costs, and the month-end close and cost and expense accrual process. These reviews are performed by HRS personnel, as well as by our Internal Audit Department, and have been completed through the end of the third quarter of 2004.

     Furthermore, in order to remediate the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting processes stated above, we have implemented in the third and fourth quarters of 2004 or are in the process of implementing the following actions:

          • a comprehensive review of internal control over financial reporting through our ongoing review being carried out in connection with our efforts to comply with the Section 404 Requirements, including additional remediation as necessary;

          • additional training for finance, accounting and certain other personnel at HRS in (i) appropriate accounting for the capitalization and amortization of internally developed software, (ii) month-end expense cut-off and cost and expense accrual processes, (iii) revenue recognition, (iv) procedures for identifying unusual events or transactions and obtaining appropriate accounting guidance prior to recording such transactions, (v) the importance of a robust internal control environment and (vi) the application of technical accounting pronouncements;

          • implementation of detailed, new internally developed software capitalization and amortization policy and formal procedures that are consistent with U.S. GAAP;

          • implementation of detailed, new revenue recognition policies at HRS that are consistent with U.S. GAAP;

          • establishment of new documentation requirements and monitoring procedures for HRS finance and accounting employees to ensure, among other things, that (i) accounting conclusions involving the interpretation of complex accounting standards are thoroughly documented and identify the critical factors that support the basis for such conclusions, and (ii) the factors upon which such employees rely are validated and adequately evidenced;

          • implementation of detective controls in the form of (i) random internal audits by our Internal Audit Department of selected HRS software development projects for compliance with our new capitalization policy, (ii) monthly testing processes at HRS to analyze whether costs and expenses have been accrued properly, and (iii) quarterly monitoring procedures at HRS to analyze costs and expenses incurred during such period and determine whether such costs and expenses were classified correctly on our Statement of Operations;

          • modification of systems and procedures to (i) ensure that appropriate cut-off dates for the monthly accounts payable cycle are strictly observed, thereby preventing improper deferral of costs and expenses, (ii) ensure that purchases in an amount of over $1,000 be evidenced by a written purchase order form and that appropriate purchase order reports are generated and analyzed monthly and (iii) establish appropriate deterrent controls, including clear and regular communication of operating policies and procedures by management to HRS employees emphasizing that noncompliance with such policies and procedures may result in corrective action, including termination;

          • creation of a new position, Director of Financial Accounting and Compliance, and retention of such person to review and coordinate the implementation of new revenue-related pronouncements and regulations under U.S. GAAP at Ceridian;

          • review of all new HRS contracts containing certain quantitative and qualitative characteristics in order to determine appropriate accounting treatment under U.S. GAAP;

          • creation of a revenue recognition steering committee comprised of financial and accounting personnel to discuss and review revenue recognition issues at HRS for policy amendments and interpretations;

          • periodic review of details supporting the Statement of Operations to determine whether significant costs and expenses are being classified appropriately on a historical and recurring basis and to reclassify where appropriate; and

          • reconciled balance sheet accounts for HRS that were unreconciled for the third quarter of 2004. We have reviewed our account reconciliation process at HRS to ensure that, among other things, such accounts are being reconciled on a timely basis, the reconciliation is being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed.

     In addition, in an effort to improve internal control over financial reporting, we continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and the importance of identifying areas of improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist. Furthermore, in an effort to improve internal control over financial reporting, we have hired additional accounting expertise, continued our use of external resources, taken certain disciplinary actions, terminated certain individuals, and selected a new chief financial officer to join the Company following the retirement of Mr. Eickhoff.

     Since July 2004, management has identified a number of deficiencies in our internal control over financial reporting that individually or in the aggregate constitute “significant deficiencies” (as defined under standards established by the PCAOB) in our internal control over financial reporting. In the opinion of management, these significant deficiencies do not, either individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The identified significant deficiencies involve:

          • Deficiencies related to revenue recognition at SVS. In February 2004 we announced the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000 and the first three quarterly periods in 2003 to correct the application of U.S. GAAP as it relates to multiple-element arrangements that include the sale of retail cards and related services such as activation, processing and reporting at our Stored Value Systems unit, a wholly owned subsidiary of our Comdata business unit. The change resulted from a reassessment of the accounting for revenue related to stored value card sales and transaction processing. The revised policy superseded the revenue recognition methodology previously applied by us for periods prior to July 1, 2003 which had been made with the concurrence of our outside auditors.

          • Deficiencies related to controls surrounding the use of certain information technology applications. Such deficiencies include inadequate system security, inappropriate access to systems and segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans pertaining to such applications.

          • Deficiencies related to certain basic internal controls. Such deficiencies include instances of failure to segregate conflicting duties, lack of documented policies and procedures, failure to receive or document appropriate approvals, incomplete or untimely account reconciliations and failure to appropriately assess and monitor the effectiveness of controls executed by third-party service providers.

     We are actively remediating each of the significant deficiencies described above, and have taken or are in the process of taking appropriate remediation actions. The remediation efforts for the significant deficiencies generally involve the clarification of existing accounting policies, training of personnel, changes to segregation of duties, enhanced documentation support for accounting transactions, and policy changes where appropriate.

     We have communicated to the Audit Committee and KPMG the material weaknesses and significant deficiencies identified to date in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effectively remediating known material weaknesses and significant deficiencies as expeditiously as possible.

     As part of our efforts to comply with the Section 404 Requirements by December 31, 2004, we initiated (i) an internal review, or “walk-through,” by management to evaluate the design effectiveness of our internal control over financial reporting (with a focus on the newly-developed controls described above) to mitigate, among other things, the risk of material misstatements occurring in our financial statements and (ii) a detailed process to evaluate the overall operating effectiveness of our internal control over financial reporting. This process involved testing the controls for effectiveness in the fourth quarter of 2004 and continuing into the first quarter of 2005. As we continue our compliance efforts with the Section 404 Requirements, including the testing of the effectiveness of our internal controls, we may continue to identify additional deficiencies in our system of internal control over financial reporting that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts.

     While, as described above, we have taken and are continuing to take immediate steps to correct our material weaknesses and significant deficiencies in internal control, such material weaknesses and significant deficiencies will not be considered remediated until the new internal controls operate for a period of time, are tested, and management and KPMG conclude that these controls are operating effectively. Although, as described above, these controls are currently being implemented and evaluated for effectiveness, based upon our current action plans, we do not expect these tests to be completed until March 2005.

     Pursuant to the Section 404 Requirements, KPMG must audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of such internal controls. KPMG will perform its own evaluation and testing of the effectiveness of our internal control over financial reporting as soon as we complete the implementation of the remediation action plans currently in process. In the event that our material weaknesses described above are not remediated in a timely manner, KPMG could be required to issue an adverse opinion or to disclaim an opinion on our internal controls.

     Due to the nature of and the time necessary to effectively remediate each of the material weaknesses identified to date, we expect to conclude that some of the material weaknesses identified to date will not have been effectively remediated by the filing deadline for the 2004 Form 10-K. As a result, we believe that KPMG will not be able to issue a positive opinion on our internal control over financial reporting in the 2004 Form 10-K. However, we do expect that KPMG will issue an unqualified opinion on our consolidated financial statements contained in the 2004 Form 10-K. If we fail to remediate any material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion would have upon our stock price or business.

     We carried out a separate evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of December 31, 2003. As a result of the material weaknesses identified above, we concluded that as of December 31, 2003, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the

Securities and Exchange Commission. However, to address the material weaknesses described above, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this Form 10-K/A. Accordingly, management believes that the financial statements included in this Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     We did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, since December 31, 2003, we have made significant changes to our internal control over financial reporting.

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

     We refer you to our Proxy Statement for our 2004 Annual Meeting of Stockholders and the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements of Registrant

          We refer you to the “Index to Consolidated Financial Statements” included in Part II, Item 8 of this report.

(a) 2. Financial Statement Schedules of Registrant

          We refer you to the “Index to Financial Statement Schedules” included in Part II, Item 8 of this report.

(a) 3. Exhibits

          The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit	Description
3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

3.02	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

3.03	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

4.01	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K filed by Ceridian on November 6, 2001 (File No. 001-15168)).

10.01	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

Exhibit	Description
10.02	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001 (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.02 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.03	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.04	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001 (File No. 001-15168)).

10.05	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.3 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.06	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.4 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.07	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.5 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002 (incorporated by reference to Exhibit 10.08 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002 (incorporated by reference to Exhibit 10.09 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002 (incorporated by reference to Exhibit 10.01 to

Exhibit	Description
Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).

10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.12*	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15168)).

10.13*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.14*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002 (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.15*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002 (incorporated by reference to Exhibit 10.12 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.16*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002 (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.18*	Ceridian Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

10.19*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to Ceridian’s Annual Report on Form 10-K or the year ended December 31, 2001 (File No. 001-15168)).

Exhibit	Description
10.20*	Ceridian Corporation 2002 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.21*	Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.22*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.23*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.24*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.25*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.26*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.27*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.23 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.28*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15168)).

Exhibit	Description
10.29*	Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15168)).

10.30*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.31*	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15168)).

10.32*	Ceridian Corporation 2001 Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.38 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.33*	Ceridian Corporation UK Compensation Share Option Plan (incorporated by reference to Exhibit 10.39 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.34*	Ceridian Corporation Amended Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.40 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.35	Credit Agreement dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/C issuer, Other Lenders thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.36	First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).

10.37	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.38	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A. (incorporated by reference to Exhibit

Exhibit	Description
10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.39	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation (incorporated by reference to Exhibit 10.03 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

21.01**	Subsidiaries of Ceridian.

23.01***	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

24.01**	Power of Attorney.

31.01***	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02***	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01***	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02***	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Previously filed with the Original Filing.

***	Filed herewith.

     We will provide our stockholders with copies of any of the exhibits listed above, upon request and payment of its reasonable expenses in furnishing such exhibits. We will also provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed.

(b) Reports on Form 8-K

     The following Reports on Form 8-K were filed or furnished during the fourth quarter of 2003 and through the date of the Original Filing. The contents of Items 7 and 12 of the following Forms 8-K are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 or the Securities Act:

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 18, 2005.

CERIDIAN CORPORATION

By	/s/ Ronald L. Turner

Ronald L. Turner
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 18, 2005.

/s/ Ronald L. Turner	/s/ John R. Eickhoff

Ronald L. Turner	John R. Eickhoff
Chairman, President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Loren D. Gross

Loren D. Gross
Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ William J. Cadogan	/s/ Nicholas D. Chabraja

William J. Cadogan, Director	Nicholas D. Chabraja, Director

/s/ Ronald T. LeMay	/s/ George R. Lewis

Ronald T. LeMay, Director	George R. Lewis, Director

/s/ Carole J. Uhrich Shapazian	/s/ Alan F. White

Carole J. Uhrich Shapazian, Director	Alan F. White, Director

CERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K

Exhibit Index

Exhibit No.	Description of Exhibit
3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).

3.02*	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).

3.03*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).

4.01*	Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Resignation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.

10.01*	Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.02*	Amendment No. 1 to Distribution Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated March 30, 2001.

10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.04*	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001.

10.05*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.06*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

1

Exhibit No.	Description of Exhibit
10.07*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.

10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.

10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002.

10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002.

10.12*	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003.

10.13*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.

10.14*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.

10.15*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.

10.16*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.

10.17*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.

10.18*	Ceridian Corporation Employee Stock Purchase Plan.

10.19*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.

10.20*	Ceridian Corporation 2002 Employee Stock Incentive Plan.

10.21*	Ceridian Corporation Benefit Equalization Plan, as amended.

10.22*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.

2

Exhibit No.	Description of Exhibit
10.23*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.

10.24*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.

10.25*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.

10.26*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.

10.27*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.

10.28*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.

10.29*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).

10.30*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.

10.31*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.

10.32*	Ceridian Corporation 2001 Savings-Related Share Option Plan.

10.33*	Ceridian Corporation UK Compensation Share Option Plan.

10.34*	Ceridian Corporation Amended Savings-Related Share Option Plan.

10.35*	Credit Agreement, dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, N.A., as the Administrative Agent and L/C issuer, Other Lenders thereto.

10.36*	First Amendment to Credit Agreement, dated as of April 19, 2002, among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A., as the Administrative Agent for itself and the other Lenders.

10.37*	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.

3

Exhibit No.	Description of Exhibit
10.38*	Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A.

10.39*	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.

21.01**	Subsidiaries of Ceridian.

23.01***	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24.01**	Power of Attorney.

31.01***	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02***	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01***	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02***	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference

**	Previously filed with the Original Filing.

***	Filed herewith.

4