Form 10-Q/A
period 2004-03-31
CERIDIAN CORP /DE/
filed 2005-02-18
CIK 1124887

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

EXPLANATORY NOTE

As previously disclosed, Ceridian Corporation (the “Company”) has restated its consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 (the “Restatement”). The determination to restate these financial statements was made as a result of an investigation directed by the Audit Committee of the Company’s Board of Directors (the “Audit Committee Investigation”) which examined, among other things, the Company’s policies and practices for the capitalization of software development costs, the timing of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses. During the review and investigation of these items, the Company determined that certain other adjustments and reclassifications were required to the Company’s consolidated financial statements. Further information on these adjustments and reclassifications can be found in a note entitled “Restatement of Financial Statements” to the accompanying consolidated financial statements.

As previously disclosed, following consultation with KPMG LLP, the Company’s independent registered public accountants (“KPMG”), the Company determined that it was also necessary to make certain additional corrections to the Company’s consolidated financial statements related to a determination that the Company’s interest rate and fuel price derivative contracts did not satisfy the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS133”) and as such, did not qualify for hedge accounting treatment. These changes have been reflected in the Company's accompanying consolidated financial statements as part of the Restatement, together with the other changes made as a result of the Audit Committee Investigation. Further information on the impact of these changes can be found in a note entitled “Restatement of Financial Statements” to the accompanying consolidated financial statements.

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2004 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheet as of March 31, 2004 and the Company’s consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and March 31, 2003 and the notes related thereto. For a more detailed description of these restatements, see the note entitled “Restatement of Financial Statements” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2, 3 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004 which are being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

Concurrently with the filing of this Form 10-Q/A, the Company is filing (i) an amendment on Form 10-K/A (the “2003 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”) to provide restatements of the financial statements or financial data as of and for the periods included in the 2003 10-K, (ii) a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and (iii) a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. With the exception of the 2003 10-K/A, the Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2003. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

INDEX

Pages
Part I. Financial Information (Restated)

Item 1. Financial Statements

Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003	5

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	6

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003	7

Notes to Consolidated Financial Statements	8

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

The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds	43

Item 6. Exhibits and Reports on Form 8-K	44

Signature	45
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Ceridian Corporation
(Dollars in millions, except per share data)	and Subsidiaries
	For Periods Ended
	March 31,
	Three Months
	2004	2003
	(restated)	(restated)
Revenue	$313.9	$306.9
Costs and Expenses
Cost of revenue	177.2	170.0
Selling, general and administrative	107.7	97.8
Research and development	4.6	3.0
(Gain) loss on derivative instruments	(13.7)	(6.3)
Other expense (income)	1.2	(0.4)
Interest income	(0.5)	(0.5)
Interest expense	1.1	1.2

Total costs and expenses	277.6	264.8

Earnings before income taxes	36.3	42.1
Income tax provision	12.8	14.8

Net earnings	$23.5	$27.3

Earnings per share
Basic	$0.16	$0.18
Diluted	$0.16	$0.18

Shares used in calculations (in 000’s)
Weighted average shares (basic)	149,250	148,451
Dilutive securities	2,422	275

Weighted average shares (diluted)	151,672	148,726

Antidilutive shares excluded (in 000’s)	6,398	18,567

See notes to consolidated financial statements.

FORM 10-Q/A

CONSOLIDATED BALANCE SHEETS (Unaudited)

	Ceridian Corporation
(Dollars in millions)	and Subsidiaries
	March 31,	December 31,
	2004	2003

	(restated)
Assets

Cash and equivalents	$135.3	$124.2
Trade receivables, less allowance of $18.6 and $17.3	435.8	436.4
Other receivables	33.8	30.9
Current portion of deferred income taxes	36.2	28.5
Other current assets	64.0	56.0

Total current assets	705.1	676.0
Property, plant and equipment, net	143.7	148.0
Goodwill	907.4	904.8
Other intangible assets, net	98.8	101.1
Software and development costs, net	83.7	85.8
Prepaid pension cost	12.2	12.2
Deferred income taxes, less current portion	6.8	6.0
Investments	27.9	23.2
Derivative instruments	61.2	55.7
Other noncurrent assets	8.3	8.7

Total assets before customer funds	2,055.1	2,021.5
Customer funds	3,668.2	3,141.3

Total assets	$5,723.3	$5,162.8

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$6.9	$6.5
Accounts payable	35.8	39.1
Drafts and settlements payable	136.1	113.7
Customer advances	30.7	31.0
Deferred income	65.8	66.9
Accrued taxes	45.7	26.4
Employee compensation and benefits	43.9	53.9
Other accrued expenses	41.0	35.2

Total current liabilities	405.9	372.7
Long-term obligations, less current portion	155.8	157.0
Deferred income taxes	50.2	37.8
Employee benefit plans	203.0	198.0
Other noncurrent liabilities	11.9	12.0

Total liabilities before customer funds obligations	826.8	777.5
Customer funds obligations	3,668.2	3,141.3

Total liabilities	4,495.0	3,918.8

Stockholders’ equity	1,228.3	1,244.0

Total liabilities and stockholders’ equity	$5,723.3	$5,162.8

See notes to consolidated financial statements.

FORM 10-Q/A

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Ceridian Corporation
	and Subsidiaries
	For Periods Ended March 31,
(Unaudited)	Three Months
(Dollars in millions)	2004	2003
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$23.5	$27.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	2.5	2.0
Depreciation and amortization	20.7	19.9
Asset write-downs	2.3	—
Unrealized (gain) loss on derivative instruments	(5.5)	1.1
Gain on sale of marketable securities	(0.5)	—
Contribution to retirement plan trusts	—	(4.1)
Provision for doubtful accounts	2.6	3.8
Other	3.0	1.5
Decrease (Increase) in trade and other receivables	(2.5)	(60.2)
Increase (Decrease) in accounts payable	(3.3)	(2.8)
Increase (Decrease) in drafts and settlements payable	22.4	23.8
Increase (Decrease) in employee compensation and benefits	(10.7)	(14.4)
Increase (Decrease) in accrued taxes	21.0	1.8
Increase (Decrease) in other current assets and liabilities	(4.3)	(6.7)

Net cash provided by (used for) operating activities	71.2	(7.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(6.0)	(6.2)
Expended for software and development costs	(5.7)	(3.3)
Expended for investments in and advances to businesses, less cash acquired	(0.9)	(3.1)
Proceeds from sales of businesses and assets	—	0.5

Net cash provided by (used for) investing activities	(12.6)	(12.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	0.1	—
Repayment of capital lease obligations	(1.0)	—
Repurchase of common stock	(58.4)	(9.1)
Exercise of stock options and other	11.6	1.4

Net cash provided by (used for) financing activities	(47.7)	(7.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.2	1.3

NET CASH PROVIDED (USED)	11.1	(25.5)
Cash and equivalents at beginning of period	124.2	134.3

Cash and equivalents at end of period	$135.3	$108.8

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY
	March 31,	December 31,
	2004	2003
	(restated)
Common Stock
Par value - $.01
Shares authorized - 500,000,000
Shares issued - 150,617,306 and 150,028,289	$1.5	$1.5
Shares outstanding - 147,885,754 and 150,022,441
Additional paid-in capital	932.6	925.1
Retained earnings	557.1	533.6
Treasury stock, at cost (2,731,552 and 5,848 common shares)	(52.9)	(0.1)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	7.1	3.9
Cumulative translation adjustment	18.0	15.1
Pension liability adjustment	(235.1)	(235.1)

Total stockholders’ equity	$1,228.3	$1,244.0

COMPREHENSIVE INCOME (LOSS)
	For Periods Ended March 31,
	Three Months
	2004	2003
	(restated)	(restated)
Net earnings	$23.5	$27.3

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	2.9	6.1
Change in unrealized gain from marketable securities	5.4	(1.1)
Change in pension liability	—	—
Less unrealized gain previously reported on marketable securities sold or settled in this period	(0.5)	—

Other comprehensive income (loss) before income taxes	7.8	5.0
Income tax (provision) benefit	(1.7)	0.4

Other comprehensive income (loss) after income taxes	6.1	5.4

Comprehensive income	$29.6	$32.7

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

RESTATEMENT OF FINANCIAL STATEMENTS

As described in “Explanatory Note” in the forepart of this report and in the 2003 10-K/A, we have restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004. This Note should be read in conjunction with Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2003 10-K/A, which we are filing concurrently with this Form 10-Q/A and which provides further information on the nature and impact of the Restatement.

The determination to restate these financial statements was made as a result of:

•	The determinations from an investigation directed by the Audit Committee of the Company’s Board of Directors (the “Audit Committee Investigation”), which examined, among other things, the Company’s policies and practices for the capitalization of software development costs, the timing of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses;

•	Our determination, during the Audit Committee Investigation of the above-referenced items, that certain other adjustments and reclassifications were required to our consolidated financial statements; and

•	Our subsequent determination, following consultation with our independent registered public accountants, that it was also necessary to make certain additional corrections to our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 in light of our conclusion that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as such, did not qualify for hedge accounting treatment.

The Restatement included the following classes of adjustments:

•	adjustments concerning the capitalization and expensing of software development costs

•	adjustments to the accrual of certain other costs and expenses

•	adjustments to revenue and related costs for timing of recognition and transactions involving third party vendors

•	changes in accounting for interest rate and fuel price derivative instruments

•	reduction of the number of dilutive shares for calculation of earnings per share

•	reclassification between costs and expenses

•	reclassification of Comdata assets and liabilities

•	transfer of excess pre-1999 restructuring liabilities directly to retained earnings

In addition, certain amounts in other notes to our consolidated financial statements within this Form 10-Q/A have been restated to reflect the Restatement adjustments.

The adjustments that had the most significant effect on our consolidated statements of operations related to the recent change in accounting for interest rate and fuel price derivative instruments and the capitalization and expensing of software development costs (net of amortization effects).

In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, and as such, did not qualify for hedge accounting treatment. The correction of accounting for these derivative instruments affected the timing of gain or loss recognition on our consolidated statements of operations. The unrealized gains and losses previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity of our consolidated balance sheets are now reported in net earnings on our consolidated statements of operations. The pre-tax earnings impact of the correction of unrealized gains and losses on derivative instruments was an increase of $5.6 for the first quarter of 2004 and a decrease of $0.8 for the first quarter of 2003. The correction of accounting for realized gains and losses had no effect on pre-tax earnings but did require us to reclassify the realized gains and losses from revenue to costs and expenses. As a result of the Restatement, both realized and unrealized gains or losses on interest rate and fuel price derivative instruments now appear on our consolidated statements of operations in a line item entitled “(gain) loss on derivative instruments.”

The adjustments for capitalization and expensing of software development costs (net of amortization effects) largely resulted in the charging to expense of previously capitalized software costs, including the reversal of

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

related amortization expense. The adjustments resulted in a decrease in pre-tax earnings of $5.3 in the first quarter of 2004 and $1.3 in the first quarter of 2003.

The Restatement reduced our earnings before income taxes by $1.1 for the first quarter of 2004, consisting of $5.3 related to capitalized internally developed software, $1.0 related to accrual of costs and expenses and $0.4 related to revenue recognition (net of costs), substantially offset by increases of $5.6 as a result of the recording of unrealized gains and losses on derivative instruments on our consolidated statements of operations and reduced our earnings before income taxes by $1.4 for the first quarter of 2003, consisting of $1.3 related to capitalized internally developed software, $0.1 related to accrual of costs and expenses and $0.8 as a result of the recording of unrealized gains and losses on derivative instruments on our consolidated statement of operations, offset by increases of $0.8 related to revenue recognition (net of costs). The effect of the Restatement on the consolidated statements of operations for the three months ended March 31, 2004 and 2003 is shown in a table accompanying this note.

The primary impact of the Restatement on the historical consolidated balance sheets and consolidated statements of cash flows related to the adjustments concerning software capitalization and amortization changes. The effect of the Restatement on the consolidated balance sheet as of March 31, 2004 is shown in an accompanying table, which shows that capitalized software development costs were reduced by $57.1. The correction of accounting for derivative instruments had no impact on operating cash flows. We separately restated the consolidated balance sheet as of December 31, 2003 in the 2003 10-K/A. The effect of the Restatement on the consolidated statements of cash flows is shown in a table accompanying this note. The Restatement had no effect on historical cash balances or net cash flows since the entire reduction in operating cash flows is offset by the reduction in capital expenditures included in cash flows from investing activities.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The following table presents the effect of the Restatement on the consolidated statements of operations:

				Other
	As	Software		Earnings	Costs &
	Previously	Capitalization	Derivative	Adjust-	Expenses	Total	As
	Reported	Adjustments	Adjustments	ments	Reclass	Adjustments	Restated
Three months ended March 31, 2004
Revenue	$326.5	$—	$(8.1)	$(4.5)	$—	$(12.6)	$313.9
Costs and expenses
Cost of revenue	151.6	1.2	—	(3.0)	27.4	25.6	177.2
Selling, general and administrative	121.5	0.5	—	(1.4)	(12.9)	(13.8)	107.7
Research and development	16.6	1.4	—	1.1	(14.5)	(12.0)	4.6
(Gain) loss on derivative instruments	—	—	(13.7)	—	—	(13.7)	(13.7)
Other expense (income)	(1.3)	2.3	—	0.2	—	2.5	1.2
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.2	(0.1)	—	—	—	(0.1)	1.1

Total costs and expenses	289.1	5.3	(13.7)	(3.1)	—	(11.5)	277.6
Earnings before income taxes	37.4	(5.3)	5.6	(1.4)	—	(1.1)	36.3
Income tax provision	13.1	(1.8)	2.0	(0.5)	—	(0.3)	12.8

Net earnings	$24.3	$(3.5)	$3.6	$(0.9)	$—	$(0.8)	$23.5

Three months ended March 31, 2003
Revenue	$314.1	$—	$(7.1)	$(0.1)	$—	$(7.2)	$306.9
Costs and expenses
Cost of revenue	142.4	2.1	—	(0.7)	26.2	27.6	170.0
Selling, general and administrative	111.6	(0.7)	—	—	(13.1)	(13.8)	97.8
Research and development	16.3	(0.1)	—	(0.1)	(13.1)	(13.3)	3.0
(Gain) loss on derivative instruments	—	—	(6.3)	—	—	(6.3)	(6.3)
Other expense (income)	(0.4)	—	—	—	—	—	(0.4)
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.2	—	—	—	—	—	1.2

Total costs and expenses	270.6	1.3	(6.3)	(0.8)	—	(5.8)	264.8
Earnings before income taxes	43.5	(1.3)	(0.8)	0.7	—	(1.4)	42.1
Income tax provision	15.4	(0.5)	(0.4)	0.3	—	(0.6)	14.8

Net earnings	$28.1	$(0.8)	$(0.4)	$0.4	$—	$(0.8)	$27.3

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The following table presents the effect of the Restatement on the consolidated balance sheet:

	March 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Assets
Cash and equivalents	$135.3	$—	$135.3
Trade and other receivables, net	463.6	6.0	469.6
Other current assets	93.6	6.6	100.2

Total current assets	692.5	12.6	705.1
Software and development costs, net	140.8	(57.1)	83.7
Other noncurrent assets	1,263.5	2.8	1,266.3

Total assets before customer funds	2,096.8	(41.7)	2,055.1
Customer funds	3,658.4	9.8	3,668.2

Total assets	$5,755.2	$(31.9)	$5,723.3

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$6.9	$—	$6.9
Accounts payable	34.0	1.8	35.8
Drafts and settlements payable	136.1	—	136.1
Customer advances	14.1	16.6	30.7
Deferred income	60.5	5.3	65.8
Accrued taxes	49.2	(3.5)	45.7
Employee compensation and benefits	41.7	2.2	43.9
Other accrued expenses	40.9	0.1	41.0

Total current liabilities	383.4	22.5	405.9
Long-term obligations, less current portion	155.8	—	155.8
Deferred income taxes	61.2	(11.0)	50.2
Employee benefit plans	201.4	1.6	203.0
Other noncurrent liabilities	34.2	(22.3)	11.9

Total liabilities before customer funds obligations	836.0	(9.2)	826.8
Customer funds obligations	3,658.4	9.8	3,668.2

Total liabilities	4,494.4	0.6	4,495.0
Total stockholders’ equity	1,260.8	(32.5)	1,228.3

Total liabilities and stockholders’ equity	$5,755.2	$(31.9)	$5,723.3

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

     The following table presents the Restatement effects by reason on the consolidated balance sheet:

Summary by Restatement Group by Balance Sheet Account	March 31, 2004
Increase (decrease)
Software development costs:
Software and development costs, net (1999-March 2004 impact)	$(54.3)

Accrual of costs and expenses:
Other current assets	(1.3)
Other noncurrent assets	1.0
Accounts payable	1.8
Accrued taxes	(1.9)
Employee compensation and benefits	2.2
Other accrued expenses	1.2
Employee benefit plans	1.6
Other noncurrent liabilities	0.1

Net liability increase (decrease)	$5.3

Revenue recognition, net of costs:
Trade and other receivables, net	(5.6)
Other current assets	5.3
Deferred income (liability)	5.3

Net asset decrease	$(5.6)

Derivative instruments:

Trade and other receivables, net	$(2.8)

Pre-1999 adjustments:
Trade and other receivables, net	(0.5)
Software and development costs, net (1997-1998 impact)	(2.8)
Other accrued expenses (restructuring)	(1.1)
Other noncurrent liabilities (restructuring)	(22.4)

Net liability decrease	$(20.2)

Income tax impact of adjustments:
Other current assets (current portion of deferred income taxes)	2.6
Other noncurrent assets (long-term portion of deferred income taxes)	0.1
Accrued taxes (income taxes payable)	(1.6)
Deferred income taxes (long-term liability)	(11.0)

Net liability decrease	$(15.3)

Comdata balance sheet reclassifications:
Trade and other receivables, net	16.6
Customer advances	16.6
Trade and other receivables, net (reclass to long-term)	(1.7)
Other noncurrent assets (reclass receivable from current)	1.7
Customer funds	9.8
Customer funds obligations	9.8

Net balance sheet impact	$—

     The consolidated balance sheet impacts by reason differ slightly from the consolidated statement of operations adjustments due to foreign currency translation impacts since balance sheet adjustments are based on end of period exchange rates and statement of operations adjustments are based on average exchange rates.

     The above adjustments are sorted by Restatement reason. A summary of the above items by consolidated balance sheet line item would result in the “Adjustments” to asset and liability amounts presented in the table on the previous page in this Form 10-Q/A.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The following table presents the effect of the Restatement on the consolidated statements of cash flows:

	Three Months Ended March 31,
	2004		2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Cash Flows from Operating Activities
Net earnings	$24.3	$23.5	$28.1	$27.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	2.3	2.5	2.7	2.0
Depreciation and amortization	20.8	20.7	20.6	19.9
Asset write-down	—	2.3	—	—
Unrealized (gain) loss on derivative instruments	—	(5.5)	—	1.1
Decrease (increase) in trade and other receivables	(2.8)	(2.5)	(59.4)	(60.2)
Increase (decrease) in accounts payable	(0.5)	(3.3)	(2.5)	(2.8)
Increase (decrease) in accrued taxes	20.9	21.0	2.7	1.8
Increase (decrease) in other current assets and liabilities	(6.6)	(4.3)	(7.1)	(6.7)
Other	16.4	16.8	10.1	10.6

Net cash provided by (used for) operating activities	74.8	71.2	(4.8)	(7.0)

Cash Flows from Investing Activities
Expended for property, plant, and equipment	(5.7)	(6.0)	(6.2)	(6.2)
Expended for software and development costs	(9.6)	(5.7)	(5.5)	(3.3)
Other	(0.9)	(0.9)	(2.6)	(2.6)

Net cash provided by (used for) investing activities	(16.2)	(12.6)	(14.3)	(12.1)

Cash Flows from Financing Activities
Net cash provided by (used for) financing activities	(47.7)	(47.7)	(7.7)	(7.7)

Effect of Exchange Rate Changes on Cash	0.2	0.2	1.3	1.3

Net cash flows provided (used)	11.1	11.1	(25.5)	(25.5)
Cash and equivalents at beginning of period	124.2	124.2	134.3	134.3

Cash and equivalents at end of period	$135.3	$135.3	$108.8	$108.8

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” became effective for us for the period ended March 31, 2004. FIN 46(R) provides guidance on whether a beneficiary of a variable interest entity should include that entity in its consolidated financial statements. We have concluded that our payroll and tax filing trusts are variable interest entities. We have further concluded that the trusts should be included in our consolidated financial statements since we hold both contractual and pecuniary interests in the trusts, act as trustee, and have investment control over trust assets along with the related risk.

On March 31, 2004, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards on Share-Based Payment. The Exposure Draft proposed an amendment to Statement of Financial Accounting Standards (“FAS”) 123 and 95 that would eliminate use of Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations for the purpose of accounting for stock-based compensation effective for us as of January 2005. The principal effect of the Exposure Draft, if issued as a standard, would be to require the inclusion in earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements. We are presently studying the Exposure Draft and believe that the compensation expense that would be determined as a result of adoption of its provisions would not differ materially from the amounts previously presented in the notes to our consolidated financial statements.

ACCRUED EXIT COSTS
		Other
	Severance	Costs	Total

Additions:
First quarter 2002	$6.3	$2.7	$9.0
Fourth quarter 2002	1.9	4.0	5.9

Total 2002 accrued exit costs	8.2	6.7	14.9
Deductions:
2002 cash payments	(6.3)	(2.5)	(8.8)
2002 recoveries	(1.1)	—	(1.1)
2003 cash payments	(0.8)	(2.8)	(3.6)
2004 cash payments	—	(0.5)	(0.5)

Balance at March 31, 2004	$—	$0.9	$0.9

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

OTHER EXPENSE (INCOME)
	For Periods Ended March 31,
	Three Months
	2004	2003

	(restated)
Foreign currency translation expense (income)	$(0.6)	$(0.3)
Gain on sale of marketable securities	(0.5)	—
Gain on sale of assets	—	(0.2)
Asset write-downs	2.3	—
Other expense (income)	—	0.1

Total	$1.2	$(0.4)

In January 2004, we committed to the internal development of a replacement for our HRS LifeWorks customer management system as a result of the failure of an external contractor to meet our requirements for such a project. In connection with our restatement of software development costs described in an accompanying note, we recorded an asset write-down of $2.3 in the first quarter of 2004 representing the carrying value of the capitalized software related to work performed by the external contractor that was abandoned and determined to have no future value to us.

EMPLOYEE PLANS

Retirement Plans

The components of net periodic pension cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	For Periods Ended
	March 31,
Net Periodic Pension Cost	2004	2003

Service cost	$0.9	$1.0
Interest cost	10.5	10.8
Expected return on plan assets	(11.7)	(11.4)
Net amortization and deferral	3.8	2.2

Net periodic pension cost	$3.5	$2.6

	For Periods Ended
	March 31,
Net Periodic Postretirement Benefit Cost	2004	2003

Service cost	$—	$—
Interest cost	0.9	0.9
Actuarial loss (gain) amortization	0.1	—

Net periodic postretirement benefit cost	$1.0	$0.9

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

EMPLOYEE PLANS (Continued)

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

	For Periods Ended
	March 31,
Pro Forma Effect of Fair Value Accounting	2004	2003
	(restated)	(restated)
Net earnings as reported	$23.5	$27.3
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.3)	(3.9)

Pro forma net earnings	$20.2	$23.4
Basic earning per share as reported	$0.16	$0.18
Pro forma basic earnings per share	$0.14	$0.16
Diluted earnings per share as reported	$0.16	$0.18
Pro forma diluted earnings per share	$0.13	$0.16

Weighted-Average Assumptions
Expected lives in years	3.92	3.89
Expected volatility	38.8%	43.6%
Expected dividend rate	—	—
Risk-free interest rate	2.6%	2.3%

Weighted-average fair value of stock options granted in the period	$6.84	$5.24

INVESTING ACTIVITY

Derivative Instruments

During the reported periods we maintained interest rate contracts to mitigate interest rate risk in our customer funds and corporate cash portfolios. These derivative instruments provide that if one-month LIBOR is below a floor, the counterparty makes a payment to us. Likewise, if one-month LIBOR is above a cap, we make a payment to the counterparty. These payments increase or decrease “(gain) loss on derivative instruments” in our consolidated statements of operations. Counterparties are all commercial banks with debt ratings of A or better.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

The fair market value of the derivative instruments is reported in the noncurrent asset section of the balance sheet. The fair market value increased from $55.7 at December 31, 2003 to $61.2 at March 31, 2004. This increase in value was primarily due to an increase in forward interest rates net of collections of cash payments from counterparties of $8.1 during the first three months of 2004. Unrealized gains and losses due to changes in the fair value of derivative instruments are reflected in (gain) loss on derivative instruments in our consolidated statements of operations. Based upon future expected interest rates as determined from LIBOR futures prices in effect at the close of business on March 31, 2004, we expect to collect an additional $29.1 during the next 12 months.

In March 2004, Comdata executed diesel fuel price derivative contracts to limit the effect on earnings related to the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts, which have the effect of reducing the exposure to price variability of diesel fuel by approximately one half of the expected change in total Comdata revenue due to changes in diesel fuel prices, effectively establish an average fixed price of $1.51 per gallon of diesel fuel for the effected transactions during the period from July 1 to December 31, 2004. The impact of both realized and unrealized gains and losses on the fuel derivative instruments is reflected in (gain) loss on derivative instruments in our consolidated statements of operations. The carrying amount of these contracts at March 31, 2004 was less than $0.1, representing the expected aggregate future payments from the counterparty over the term of the contracts.

See Note A, “Accounting Policies—Cash and Investments, including Derivatives,” and Note B, “Restatement of Financial Statements,” in the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 10-K/A for a further discussion of the reclassification of realized gains and unrealized gains on derivative instruments as part of the Restatement.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS

We have restated the amount of customer funds to include funds held by Comdata for its eCash customers, which amounted to $9.8 at March 31, 2004 and $9.2 at December 31, 2003 (at cost and market).

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. The restated investment income from invested customer funds included in revenue amounted to $17.8 and $16.7 for the quarterly periods ended March 31, 2004 and 2003.

Customer funds and the offsetting obligations amounted to $3,668.2 at March 31, 2004 and $3,141.3 at December 31, 2003. This amount varies significantly during the year and averaged $2,785.3 and $2,423.2, respectively, for the three-month periods ended March 31, 2004 and 2003. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

Investments of Customer Funds
	March 31, 2004		December 31, 2003
	(restated)
	Cost	Market	Cost	Market

Money market securities and other cash equivalents	$2,578.4	$2,578.5	$2,202.0	$2,202.0
Held-to-maturity investments:
U.S. government and agency securities	435.4	442.1	311.1	317.4
Canadian and provincial government securities	249.5	261.4	201.0	208.1
Corporate debt securities	215.9	223.9	209.0	216.0
Asset-backed securities	142.4	144.9	159.5	163.0
Mortgage-backed and other securities	46.6	47.7	58.7	59.6

Total held-to-maturity investments	1,089.8	1,120.0	939.3	964.1

Customer funds	$3,668.2	$3,698.5	$3,141.3	$3,166.1

Investments of Customer Funds by Maturity Date
	March 31, 2004
	(restated)
	Cost	Market

Due in one year or less	$2,730.3	$2,732.2
Due in one to three years	310.7	323.5
Due in three to five years	277.2	286.7
Due after five years	350.0	356.1

Total	$3,668.2	$3,698.5

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS
	March 31,	December 31,
	2004	2003
	(restated)
Property, Plant and Equipment
Land	$10.4	$10.4
Machinery and equipment	286.0	281.6
Buildings and improvements	97.6	96.7

Total property, plant and equipment	394.0	388.7
Accumulated depreciation	(250.3)	(240.7)

Property, plant and equipment, net	$143.7	$148.0

Goodwill
At beginning of year (HRS $787.8 and $773.3, Comdata $117.0 and $117.0)	$904.8	$890.3
Translation and other adjustments (HRS)	2.6	14.5

At end of period (HRS $790.4 and $787.8, Comdata $117.0 and $117.0)	$907.4	$904.8

Other Intangible Assets
Customer lists (accumulated amortization of $29.5 and $26.7)	$52.5	$49.4
Trademarks (accumulated amortization of $24.7 and $20.7)	78.0	74.7
Technology (accumulated amortization of $33.8 and $32.1)	52.2	52.2
Non-compete agreements (accumulated amortization of $9.4 and $8.6)	13.5	12.9

Total other intangible assets	196.2	189.2
Accumulated amortization	(97.4)	(88.1)

Other intangible assets, net	$98.8	$101.1

Software and Development Costs
Purchased software	$76.9	$75.8
Other software development cost	88.8	86.1

Total software and development costs	165.7	161.9
Accumulated amortization	(82.0)	(76.1)

Software and development costs, net	$83.7	$85.8

	For Periods Ended March 31,
	(restated)
Depreciation and Amortization	2004	2003
Depreciation and amortization of property, plant and equipment	$10.8	$10.8
Amortization of other intangible assets	4.1	4.1
Amortization of software and development costs	5.8	5.0

Total	$20.7	$19.9

Amortization for other intangible assets held at March 31, 2004 is estimated to be $16.4 for 2004, $16.0 for 2005, $13.2 for 2006, $10.4 for 2007 and $5.9 for 2008.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

	For Periods Ended
	March 31,
	Three Months
SEGMENT DATA	2004	2003
	(restated)	(restated)
HRS
Revenue	$232.4	$227.6
Earnings before interest and taxes	$10.1	$17.9
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$1,377.4	$1,381.7
Customer funds	3,658.4	3,132.1

Total assets at March 31, 2004 and December 31, 2003	$5,035.8	$4,513.8

Comdata
Revenue	$81.5	$79.3
Earnings before interest and taxes	$26.8	$24.9
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$608.5	$586.1
Customer funds	9.8	9.2

Total assets at March 31, 2004 and December 31, 2003	$618.3	$595.3

Other
Revenue	$—	$—
Earnings before interest and taxes	$—	$—
Total assets at March 31, 2004 and December 31, 2003	$69.2	$53.7

Total Ceridian
Revenue	$313.9	$306.9
Earnings before interest and taxes	$36.9	$42.8
Interest income (expense), net	(0.6)	(0.7)

Earnings before income taxes	$36.3	$42.1
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$2,055.1	$2,021.5
Customer funds	3,668.2	3,141.3

Total assets at March 31, 2004 and December 31, 2003	$5,723.3	$5,162.8

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in this Form 10-Q/A and discussed in the Form 10-K/A for the year ended December 31, 2003, which factors are also incorporated herein by reference. Such important factors include:

•	Our ability to attract and retain customers

•	The effect of changes in governmental regulations relating to employee benefits, taxes, funds transfer and other matters

•	Success in introducing and selling new or enhanced products and services

•	Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•	Risks associated with litigation, governmental investigations and similar matters

•	Problems effecting system upgrades and conversions

•	Our ability to adapt to changing technology

•	Acquisition risks

•	Competitive conditions

•	International operations risks

•	Success of implementation of plans to improve performance of U.S. HRS business

•	Our ability to increase operating efficiencies and reduce costs

•	Liability as a portability and retirement plan administrator

•	Relationships with key vendors and suppliers

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

MANAGEMENT SUMMARY

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q/A and (ii) the consolidated financial statements and the notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 10-K/A, which we are

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

filing concurrently with this Form 10-Q/A. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

Restatement

As described in “Explanatory Note” in the forepart of this report, we have restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004. The Restatement is further described in the note entitled “Restatement of Financial Statements” in the notes to our consolidated financial statements included in this Form 10-Q/A.

The determination to restate these financial statements was made as a result of:

•	the determinations from the Audit Committee Investigation which examined, among other things, the Company’s policies and practices for the capitalization of software development costs, the timing of amortization of capitalized software development costs and the accuracy and timeliness of accruing for costs and expenses;

•	our determination, during the Audit Committee Investigation of the above-referenced items, that certain other adjustments and reclassifications were required to our consolidated financial statements; and

•	our subsequent determination, following consultation with our independent registered public accountants, that it was also necessary to make certain additional corrections to our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 in light of our conclusion that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as such, did not qualify for hedge accounting treatment.

The Restatement included the following classes of adjustments:

•	adjustments concerning the capitalization and expensing of software development costs

•	adjustments to the accrual of certain other costs and expenses

•	adjustments to revenue and related costs for timing of recognition and transactions involving third party vendors

•	changes in accounting for interest rate and fuel price derivative instruments

•	reduction of the number of dilutive shares for calculation of earnings per share

•	reclassification between cost and expense categories

•	reclassification of Comdata assets and liabilities

•	transfer of excess pre-1999 restructuring liabilities directly to retained earnings

The adjustments that had the most significant effect on our consolidated statements of operations related to the recent change in accounting for interest rate and fuel price derivative instruments and the capitalization and expensing of software development costs (net of amortization effects).

In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, and as such, did not qualify for hedge accounting treatment. The correction of accounting for these derivative instruments affected the timing of gain or loss recognition on our consolidated statements of operations. The unrealized gains and losses previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity of our consolidated balance sheets are now reported in our net earnings on our consolidated statements of operations. The pre-tax earnings impact of the correction of unrealized gains and losses on derivative instruments was an increase of $5.6 million for the first quarter of 2004 and a decrease of $0.8 million for the first quarter of 2003. The correction of accounting for realized gains and losses had no effect on pre-tax earnings but did require us to reclassify the realized gains and losses from revenue to costs and expenses. As a result of the Restatement, both realized and unrealized gains or losses on interest rate and fuel price derivative instruments now appear on our consolidated statements of operations in a line item entitled “(gain) loss on derivative instruments.”

The adjustments for capitalization and expensing of software development costs (net of amortization effects) largely resulted in the charging to expense of previously capitalized software costs, including the reversal of related amortization expense. The adjustments resulted in a decrease in pre-tax earnings of $5.3 million in the first quarter of 2004 and $1.3 million in the first quarter of 2003.

The primary impact of the Restatement on the historical consolidated balance sheets and consolidated statements of cash flows related to the adjustments concerning software capitalization and amortization changes. Capitalized software development costs were reduced by $57.1 million. The correction of accounting for derivative instruments had no impact on assets or operating cash flows. We separately restated the consolidated balance sheet as of December 31, 2003 in the 2003 10-K/A. The Restatement had no effect on historical cash balances or net cash flows since the entire reduction in operating cash flows is offset by the reduction in capital expenditures included in investing cash flows.

Operations

Ceridian Corporation provides human resources solutions to employees through our HRS business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

Our net earnings for the first quarter of 2004 amounted to $23.5 million, or 16¢ per diluted share, compared to net earnings of $27.3 million, or 18¢ per diluted share, in the same quarter of 2003. Our revenue for the first quarter of 2004 amounted to $313.9 million compared to $306.9 million in the same quarter of 2003.

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

During the first quarter of 2004, internal measurements indicate improvement in HRS customer retention and satisfaction over levels of one year ago as well as high levels of customer retention and satisfaction for Comdata customers. Projects expected to improve HRS installation performance were nearly completed by the end of the first quarter and compensation incentives related to installation performance and customer satisfaction had been put in place. HRS internal installation performance measures indicated an improvement in the current quarter compared to the first quarter of 2003. Order levels improved over those of the fourth quarter and first quarter of 2003, and we added new customers for our human resource outsourcing services and Comdata’s BusinessLink card. Near the end of the quarter, we also acquired a customer base for COBRA services from a major insurance company for our HRS benefits services business. Revenue from

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

sales of Comdata stored value cards and related services increased by nearly 20% in the first quarter of 2004 over the first quarter of 2003. Additional operational efficiencies during the rest of 2004 from actions taken by Ceridian Canada and Ceridian Centrefile during the first quarter of 2004 are expected to recover related expenditures, primarily severance, incurred during first quarter that amounted to $2.8 million.

Further information on consolidated results of operations as well as business segment results appear in the following sections of this discussion.

Financial Condition and Cash Flows

Consolidated Statements of Cash Flows Highlights (Restated)
(Dollars in millions)	Three Months Ended March 31,
	2004	2003	Change
Operating activities	$71.2	$(7.0)	$78.2
Investing activities	(12.6)	(12.1)	(0.5)
Financing activities	(47.7)	(7.7)	(40.0)
Effect of exchange rate changes on cash	0.2	1.3	(1.1)
Net cash flows provided (used)	$11.1	$(25.5)	$36.6
Cash and equivalents at 3/31/04 and 12/31/03	$135.3	$124.2	$11.1

Net cash inflows from operations during the first quarter of 2004 amounted to $71.2 million compared to net cash outflows of $7.0 million for the first quarter of 2003. The comparison benefited significantly from improved trade receivables collections performance since the first quarter of 2003. We also received a tax refund of $16.5 million during the first quarter of 2004 related to our $75.0 million contribution to our principal pension plan made during the fourth quarter of 2003.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

RESULTS OF OPERATIONS

Consolidated Results - Overview

Statements of Operations First Quarter Comparisons (Restated) (Dollars in millions, except per share data)
	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
Revenue	$313.9	$306.9	7.0	2.3	100.0	100.0
Cost of revenue	177.2	170.0	7.2	4.2	56.4	55.4
SG&A expense	107.7	97.8	9.9	10.2	34.3	31.9
R&D expense	4.6	3.0	1.6	53.5	1.5	0.9
(Gain) loss on derivative instruments	(13.7)	(6.3)	(7.4)	NM	(4.3)	(2.0)
Other expense (income)	1.2	(0.4)	1.6	NM	0.4	(0.2)
Interest income	(0.5)	(0.5)	—	—	(0.2)	(0.1)
Interest expense	1.1	1.2	(0.1)	(9.3)	0.3	0.4
Total costs and expenses	277.6	264.8	12.8	4.8	88.4	86.3
Earnings before income taxes	36.3	42.1	(5.8)	(13.4)	11.6	13.7
Income taxes	12.8	14.8	(2.0)	(13.4)	4.1	4.8
Earnings from continuing operations	$23.5	$27.3	(3.8)	(13.5)	7.5	8.9
Diluted EPS from continuing operations	$0.16	$0.18	(0.02)	(11.1)

The correction to the accounting for our interest rate derivative instruments contributed significantly to the variability of revenue and earnings during the reported periods. For a further discussion, see (i) the note entitled “Restatement of Financial Statements” to our consolidated financial statements contained in this 10-Q/A and (ii) Note A, “Accounting Policies— Cash and Investments, including Derivatives” and Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2003 10-K/A.

Our consolidated revenue increased by $7.0 million in the quarter comparison with $4.8 million of the increase coming from HRS and $2.2 million coming from Comdata.

The following factors had the most significant impacts on our HRS revenue performance:

•	More revenue from LifeWorks and benefits services and new payroll services

•	Benefit from the effect of currency fluctuations on our International revenue

•	Increased revenue due to higher levels of invested customer funds, net of lower yields

•	Acceleration of W-2 revenue out of first quarter 2004 into fourth quarter 2003

The following factors had the most significant impacts on our Comdata revenue performance:

•	Continued growth in Comdata's retail cards in use and transaction volume

•	Lower revenue from the sale of point-of-sale terminal equipment

•	Higher transportation card transaction volume

Our total costs and expenses increased by $12.8 million in the quarterly comparison. Interest Income and interest expense, which are not allocated to our business segments, both remained at the same level in the 2004 quarter as in the first quarter of 2003. Excluding unallocated net interest expense, HRS costs and expenses increased by $12.6 million and Comdata costs and expenses increased by $0.3 million. The principal factors affecting the comparison of total costs and expenses included:

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

•	Increased expenses related to technology support

•	Higher non-U.S. costs and expenses as a result of fluctuations in currency exchange rates

•	Higher HRS implementation expenses

•	Incremental costs related to productivity improvement efforts in international operations

•	Additional costs related to higher retail card sales and processing revenue

Further information on revenue and cost and expenses appear in the following section entitled “Business Segment Results.”

Our effective tax rate was 35.2% for the first quarter of 2004 and 35.2% for the first quarter of 2003.

Business Segment Results

Segment First Quarter Comparisons (Restated) (Dollars in millions)
	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
Revenue
HRS	$232.4	$227.6	4.8	2.1	74.1	74.2
Comdata	81.5	79.3	2.2	2.7	25.9	25.8
Total	$313.9	$306.9	7.0	2.3	100.0	100.0
EBIT*
HRS	$10.1	$17.9	(7.8)	(43.4)	4.4	7.9
Comdata	26.8	24.9	1.9	7.8	32.9	31.4
Total	$36.9	$42.8	(5.9)	(13.6)	11.8	13.9

*We measure the business performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue in the first quarter of 2004 for our HRS business increased by $4.8 million over the amount reported for the first quarter of 2003. Our HRS revenue includes investment income from invested customer funds that constitutes a component of our compensation for providing services to those customers. Investment income from invested customer funds increased by $1.1 million to $17.8 million in the first quarter of 2004 from $16.7 million in the first quarter of 2003 as a higher average balance of invested customer funds contributed $2.6 million to the increase and falling interest rates reduced the result by $1.5 million. In total, the average balance of invested customer funds rose by 14.9% from $2,415.2 million for the first quarter of 2003 to $2,774.6 million for the first quarter of 2004, which included a Canadian currency exchange benefit that represented about 290 basis points of the percentage increase. The higher average invested balance reflected the continued success of our introduction of our Payment Solutions service where we make

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers. This service provided an additional $110.8 million to the increase in the quarterly comparison of average balances of our invested customer funds. The average yields on invested customer funds for the comparative 2004 and 2003 quarters were 2.59% and 2.82%.

Revenue from U.S. operations declined by $1.1 million while Ceridian Canada revenue increased by $5.3 million and Ceridian Centrefile revenue increased by $0.6 million. U.S. operations revenue decreased from $176.9 million in the first quarter of 2003 to $175.8 million in the first quarter of 2004. As previously reported, the acceleration of W-2 information delivery to customers of U.S. operations first accomplished at the end of 2003 resulted in the recognition of $9.2 million of revenue in December 2003 that otherwise would have been recognized in the first quarter of 2004. Without regard to the effect of the acceleration of W-2 revenue, U.S. payroll and tax filing revenue increased by $3.8 million. Customer employment levels declined slightly from those of the first quarter of 2003, which resulted in an additional revenue reduction of $1.0 million in the quarterly comparison. Increased revenue from the SourceWeb product, call center operations and investment income were largely responsible for the remaining $4.8 million increase in revenue from payroll and tax filing operations in the quarterly comparison.

Revenue from our LifeWorks employee assistance services increased by $3.0 million and revenue from our benefits services operations increased by $1.3 million in the first quarter of 2004 compared to the first quarter of 2003. The increase in LifeWorks revenue related largely to the implementation of a contract to provide employee assistance services to members of the U.S. Armed Services that commenced in the third quarter of 2003. The increase in benefits services revenue related primarily to growth in flexible spending account services.

Revenue from Ceridian Canada operations increased by $5.3 million from $29.5 million for the first quarter of 2003 to $34.8 million for the first quarter of 2004, due largely to currency rate changes. The revenue increase from the change in currency rates amounted to $4.8 million and the additional $0.5 million related to a modest increase in customer employee levels.

Revenue from Ceridian Centrefile operations increased by $0.6 million from $21.2 million for the first quarter of 2003 to $21.8 million for the first quarter of 2004 as changes in currency exchange rates added $2.9 million. The number of customer employees increased modestly in the quarterly comparison in the first quarter of 2004, but not enough to offset the effect of customer losses in early 2003 and low order performance later in 2003.

Total costs and expenses, excluding net interest, for our HRS business increased by $12.6 million in the quarterly comparison. Total costs and expenses increased by $4.4 million for U.S. operations, $5.8 million for Ceridian Canada and $2.4 million for Ceridian Centrefile. Total costs and expenses included $2.8 million of severance costs in the first quarter of 2004 related to productivity improvement efforts including $1.8 million for Ceridian Canada and $1.0 million for Ceridian Centrefile. For HRS, cost of revenue increased by $6.3 million, SG&A expense increased

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

by $10.9 million, R&D expense increased by $1.3 million, gains from interest rate derivative instruments increased by $7.4 million and other expense (income) increased by $1.5 million.

Cost of revenue for U.S. operations increased by $2.4 million primarily due to $1.2 million of increased costs in payroll and tax filing services from higher technology support costs and royalties, offset in part by the reassignment of certain personnel from production operations to selling operations. LifeWorks experienced increased cost of revenue of $1.2 million related to the additional revenue from the new U.S. Armed Services contract referred to above. Benefits services operations cost of revenue was unchanged as an increase in software amortization offset cost savings of $0.4 million due to the elimination of incremental costs associated with the completion of the transfer of certain California and Virginia operations to our Florida operation in early 2003. Currency rate changes contributed increases to cost of revenue of $2.2 million for Ceridian Canada and $1.3 million for Ceridian Centrefile. The additional increase of $0.7 million in Ceridian Canada cost of revenue primarily reflected $1.5 million of the severance costs related to productivity improvement efforts offset in part by savings from cost reduction efforts in 2003, while the decrease of $0.3 million in Ceridian Centrefile cost of revenue reflected the decrease in revenue.

SG&A expense for U.S. operations increased by $5.7 million in the quarterly comparison including a $2.7 million increase in selling expense. The increase in selling expense reflected a higher staffing level in U.S. operations in the first quarter of 2004 compared to the first quarter of 2003 and higher compensation costs between those periods. The staffing level increase included the addition of sales positions during the course of 2003 and the reassignment of personnel formerly dedicated to production or administrative duties to commissioned sales duties. The increase of $3.0 million in general and administrative expense in the quarterly comparison related primarily to higher compensation expense.

SG&A expense for Ceridian Canada increased by $3.6 million of which $1.5 million represented the impact of currency rate changes. The additional increase of $2.1 million reflected increased marketing efforts and $0.3 million of severance costs incurred during the first quarter of 2004. SG&A expense for Ceridian Centrefile increased by $1.6 million including $1.2 million for the impact of currency rate changes and severance costs of $1.0 million during the first quarter of 2004, which were offset in part by the benefits from cost reduction efforts during 2003.

R&D expense for HRS increased by $1.3 million due to a higher level of software development efforts in U.S. operations.

The increase of $7.4 million in the first quarter gain from 2003 to 2004 from interest rate derivative instruments included an increase in the realized gain from payments received of $0.8 million and an increase of $6.6 million in the unrealized gain expected from future payments. The payments received in the first quarter of 2004 amounted to $8.1 million compared to $7.3 million in the first quarter of 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Included in other expense (income) in the first quarter of 2004 was a $2.3 million write-down of a software asset, a gain of $0.5 million for U.S. operations from the sale of 50,000 shares of the common stock of Ultimate and a foreign currency exchange gain of $0.6 million.

Comdata

Comdata revenue grew by $2.2 million as revenue from retail card sales and processing increased by $4.1 million in the quarterly comparison. For arrangements that include retail card sales and related services, revenue from the card sale and the related services is deferred at the time of delivery of the cards or service. Recognition of the card sale revenue commences at the estimated time of first use based on historical experience (now 7 months after delivery to our customer), and recognition of the related services revenue commences when a transaction takes place. Revenue from both card sales and related services is substantially recognized within a 6-month period after activation of the card. Therefore, the increased revenue in the quarterly comparison largely reflected sales of cards and related services in mid-2003. Billings for sales of cards and related services in the first quarter of 2004 added $2.0 million more to deferred revenue than the amount added in the first quarter of 2003 reflecting the addition of new customers and increasing usage of retail cards. Revenue from sales of point-of-sale terminal equipment decreased by $2.3 million in the quarterly comparison. Permitting services revenue increased by $0.2 million compared to the first quarter of 2003 after a long period of quarterly declines. The remainder of the increase in the quarterly comparison of revenue related primarily to an increase in transportation card transaction volume, including the BusinessLink product.

Comdata’s costs and expenses, excluding net interest, increased by $0.3 million in the first quarter of 2004 compared to the first quarter of 2003. Bad debt expense in SG&A expense decreased by $1.4 million in the quarterly comparison largely due to the provision for a particular doubtful account in the first quarter of 2003. The lower level of revenue from point-of-sale terminal equipment accounted for a reduction in the cost of revenue of $0.8 million in the quarterly comparison. This reduction in cost of revenue was largely offset by a $2.1 million increase in cost of revenue related to the higher level of retail cash card sales and processing revenue.

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights (Restated)
(Dollars in millions)	Three Months Ended March 31,
	2004	2003	Change
Operating activities	$71.2	$(7.0)	$78.2
Investing activities	(12.6)	(12.1)	(0.5)
Financing activities	(47.7)	(7.7)	(40.0)
Effect of exchange rate changes on cash	0.2	1.3	(1.1)
Net cash flows provided (used)	$11.1	$(25.5)	$36.6
Cash and equivalents at 3/31/04 and 12/31/03	$135.3	$124.2	$11.1

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Restated)
(Dollars in millions)	Three Months Ended March 31,
	2004	2003	Change
Earnings from continuing operations	$23.5	$27.3	$(3.8)
Provision for deferred income taxes	2.5	2.0	0.5
Depreciation and amortization	20.7	19.9	0.8
Contributions to retirement plan trusts	—	(4.1)	4.1
Asset write-downs	2.3	—	2.3
Unrealized (gain) loss on derivative instruments	(5.5)	1.1	(6.6)
Other reconciling items	5.1	5.3	(0.2)
From continuing operations earnings	48.6	51.5	(2.9)
From continuing operations working capital activities	22.6	(58.5)	81.1
Cash flows provided by operating activities	$71.2	$(7.0)	$78.2

Cash Flows

Cash Balances and Operations

Our cash and equivalents increased by $11.1 million to $135.3 million during the first quarter of 2004. Net cash inflows from working capital activities significantly increased operating cash flows and exceeded the amount needed to fund investing activities and repurchases of our common stock. Our net operating cash outflow amounted to $7.0 million for the first quarter of 2003 as cash outflows associated with an investment in net working capital of $58.5 million exceeded operating cash inflows from earnings activities of $51.5 million.

We discussed the factors that determined the operating cash inflows from earnings activities in the previous section of this discussion called Results of Operations. The $81.1 million increase in operating cash flows related to working capital activities in the quarterly comparison is largely driven by a net reduction of receivables in the first quarter of 2004 compared to the first quarter of 2003, which contributed a net cash inflow of $57.7 million to the comparison. The reduction in receivables largely represents improved collections performance at Comdata. The increase of $19.2 million in accrued taxes, due largely to a $16.5 million benefit provided by our contribution of $75.0 million to our principal defined benefit pension plan in the fourth quarter of 2003, also contributed to the increase in operating cash flows in the quarterly comparison.

Investing

During the first quarter of 2004 we made capital expenditures of $6.0 million for property and equipment and $5.7 million for software and development costs. The respective amounts for 2003 were $6.2 million and $3.3 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. At the end of March 2004 we sold 50,000 shares of Ultimate common stock and recorded a gain of $0.5. Proceeds from the sale of $0.7 million were received in April 2004.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Financing
During the first quarter of 2004, we paid $58.4 million to repurchase 3,012,400 shares of our common stock on the open market at an average net price of $19.42 per share under an existing stock repurchase program. During the first quarter of 2003, we paid $9.1 million to repurchase 675,800 shares of our common stock on the open market at an average net price of $13.48 per share. We provide further information on our stock repurchase program in the following section entitled “Liquidity and Capital Resources” and in Part II, Item 2 “Changes in Securities and Use of Proceeds” of this Form 10-Q/A.

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

We have been opportunistically repurchasing Ceridian common stock under a program approved by our Board of Directors effective July 24, 2002 that authorized the repurchase of up to 12,500,000 Ceridian common shares. We previously reported that in 2004 we plan to utilize approximately half of our free cash flow (defined as operating cash flows minus capital expenditures) to continue this opportunistic repurchase program. We estimated that free cash flow for 2004 may be in the range of $140 million to $150 million. During the first quarter of 2004, we repurchased 3,012,400 shares for a total of $58.4 million. As of March 31, 2004, we were authorized to purchase up to 7,350,500 additional shares of our common stock under the authorization from our board of directors. Depending on market conditions regarding our stock and other investment opportunities, we may increase our allocation of free cash flow for stock repurchases during the rest of the year. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

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

Critical Accounting Policies

Our critical accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2003 10-K/A. There have been no material changes to these policies during the first quarter of 2004.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue. The fair value of our interest rate derivative instruments was $61.2 million at March 31, 2004 and $55.7 million at December 31, 2003. The payments received from interest rate derivative contracts amounted to $8.1 million in the first quarter of 2004 and $7.3 million in the first quarter of 2003. There has been no material change in our interest rate market risk during the three-month period ended March 31, 2004.

We also face market risk exposure due to variability in the prices of diesel fuel. In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased. As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly. In March 2004, Comdata entered into fuel price derivative contracts to swap the floating price of fuel for an average fixed price of $1.51 per gallon. These contracts will have the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the period July 1 to December 31, 2004. The carrying amount of the fuel price derivatives at March 31, 2004 was less than $0.1 million, representing the expected aggregate future payments from the counterparty over the term of the contracts.

We provide further information on interest rate and fuel price derivatives in accompanying notes entitled “Restatement of Financial Statements” and “Investing Activity” to the consolidated financial statements contained in Part I, Item 1 of this report.

For additional information on market risk, including a discussion of certain changes in our market risk analysis as a result of the application of corrected hedge accounting principles under FAS 133, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2003 Form 10-K/A.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Item 4. Controls and Procedures

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

As a result of the Audit Committee Investigation, we have restated our historical financial statements for the period from 1999 through 2003 and for the first quarter of 2004. We have not restated our historical financial statements for periods other than those covered by the Restatement. The Restatement, as well as specific information regarding its impact, is discussed in a note entitled “Restatement of Financial Statements” included in Part I, Item 1, “Financial Statements” of this Form 10-Q/A.

The Audit Committee Investigation identified the following deficiencies in our internal control over financial reporting, and management has determined that each of these deficiencies individually constitutes a “material weakness” (as defined under standards established by the Public Company Accounting Oversight Board or “PCAOB”) in our internal control over financial reporting:

     · Deficiencies related to our internally developed software capitalization guidelines. Our internally developed software capitalization guidelines, in particular those utilized by HRS, were inconsistent with U.S. GAAP and needed to be updated. In addition, we lacked personnel with sufficient expertise in software capitalization rules under U.S. GAAP and did not adequately train employees, such as financial analysts and project managers, who performed these accounting functions. We also failed to document sufficient support for the historical capitalization of certain software development costs and our system for tracking costs that qualify for capitalization needs improvement. Finally, our deterrent controls and detective controls related to the capitalization of internally developed software were insufficient.

     · Deficiencies pertaining to the commencement of amortization of our capitalized software development costs. The Audit Committee Investigation also identified deficiencies in the accounting for the amortization of our capitalized software development costs. Specifically, these deficiencies

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

included insufficient documentation relating to the commencement of such amortization. In addition, as a result of our failure to train relevant personnel in U.S. GAAP rules applicable to the amortization of internally developed software, such employees often misunderstood or improperly applied such rules. Finally, our deterrent controls and detective controls related to the amortization of our capitalized software development costs were insufficient.

     · Deficiencies related to the month-end close and cost and expense accrual process. The Audit Committee Investigation identified deficiencies in our month-end close and cost and expense accrual process. Specifically, in certain instances HRS had inappropriately deferred costs and expenses, which resulted in costs and expenses being recognized later than required under U.S. GAAP. This was due in part to errors in our accounts payable cut-off process and the failure to follow policies, processes and procedures that were in place for the timely recognition of costs and expenses. We also failed to segregate and define accounting duties at HRS relating to the identification, calculation and recording of liabilities. Finally, our deterrent controls and detective controls related to the month-end close and accrual process were insufficient.

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

As a result of our efforts to ensure compliance with the Section 404 Requirements, since July 2004, management has become aware of additional deficiencies in our internal control over financial reporting. In the opinion of management, each of the following deficiencies identified as a result of our effort to comply with the Section 404 Requirements also individually constitutes a material weakness in our internal control over financial reporting:

     · Deficiencies related to entity-level controls at Ceridian. The PCAOB in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements” sets forth indicators of conditions that may be indicative of a material weakness in internal control over financial reporting. Two such indicators are the restatement of previously issued financial statements to correct errors and an ineffective control environment. We have restated our financial statements to correct errors as announced in February and October 2004 and January 2005, and a number of events provide indications of an ineffective control environment at Ceridian, including the results of the Audit Committee Investigation and our compliance efforts with the Section 404 Requirements and the delayed filing of our Quarterly Reports on Form 10-Q for the

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

quarterly periods ended June 30, 2004 and September 30, 2004. Management believes that such events are the result of (i) accounting policies, procedures and practices that were inconsistent with U.S. GAAP and needed to be updated, (ii) personnel lacking sufficient expertise in areas of U.S. GAAP, (iii) inadequately trained employees, such as financial analysts and project managers, who perform accounting functions, (iv) failure to document with sufficient support the prior application of our accounting policies, practices and procedures, and (v) lack of effective deterrent controls and detective controls to properly apply U.S. GAAP to our financial reporting process. As a result, management has concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting.

     · Deficiencies related to inadequate or ineffective policies and practices relating to revenue recognition at HRS. Our revenue recognition guidelines at HRS were inconsistent with U.S. GAAP and needed to be updated, particularly with respect to the adoption of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, we lacked personnel with adequate expertise in the revenue recognition rules, and failed to consistently include finance personnel in the analysis of the impact that new customer contracts would have on our financial reporting. Finally, our deterrent controls and detective controls related to revenue recognition were insufficient.

     · Deficiencies related to inadequate or ineffective policies and practices relating to the classification of costs and expenses in our Statement of Operations. Our cost and expense classification guidelines were inconsistent with U.S. GAAP and needed to be updated. Also, our deterrent controls and detective controls related to the classification of costs and expenses were insufficient. We had not performed an adequate review of whether our costs and expenses were being classified appropriately in our Statement of Operations.

     · Deficiencies related to the untimely reconciliation of certain balance sheet accounts at HRS. Although our stated account reconciliation policies require timely reconciliations of accounts, we failed to timely reconcile certain balance sheet accounts at HRS for the third quarter of 2004.

     · Deficiencies related to the application of FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133 and as such, did not qualify for hedge accounting treatment.

     · Deficiencies related to the internal control over financial reporting of our HRS operations in the United Kingdom. Such deficiencies relate primarily to the aggregation of issues pertaining to revenue recognition, basic internal controls, and controls surrounding the use of certain information technology applications.

As demonstrated by the material weaknesses identified above, there are deficiencies related to the process of closing our accounting records for the periods reflected in this Form 10-Q/A.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Furthermore, in order to remediate the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting processes stated above, we have implemented in the third and fourth quarters of 2004 or are in the process of implementing the following actions:

     · a comprehensive review of internal control over financial reporting through our ongoing review being carried out in connection with our efforts to comply with the Section 404 Requirements, including additional remediation as necessary;

     · additional training for finance, accounting and certain other personnel at HRS in (i) appropriate accounting for the capitalization and amortization of internally developed software, (ii) month-end expense cut-off and cost and expense accrual processes, (iii) revenue recognition, (iv) procedures for identifying unusual events or transactions and obtaining appropriate accounting guidance prior to recording such transactions, (v) the importance of a robust internal control environment and (vi) the application of technical accounting pronouncements;

     · implementation of detailed, new internally developed software capitalization and amortization policy and formal procedures that are consistent with U.S. GAAP;

     · implementation of detailed, new revenue recognition policies at HRS that are consistent with U.S. GAAP;

     · establishment of new documentation requirements and monitoring procedures for HRS finance and accounting employees to ensure, among other things, that (i) accounting conclusions involving the interpretation of complex accounting standards are thoroughly documented and identify the critical factors that support the basis for such conclusions, and (ii) the factors upon which such employees rely are validated and adequately evidenced;

     · implementation of detective controls in the form of (i) random internal audits by our Internal Audit Department of selected HRS software development projects for compliance with our new capitalization policy, (ii) monthly testing processes at HRS to analyze whether costs and expenses have been accrued properly and (iii) quarterly monitoring procedures at HRS to analyze costs and expenses incurred during such period and determine whether such costs and expenses were classified correctly on our Statement of Operations;

     · modification of systems and procedures to (i) ensure that appropriate cut-off dates for the monthly accounts payable cycle are strictly observed, thereby preventing improper deferral of costs and expenses, (ii) ensure that purchases in an amount of over $1,000 be evidenced by a written purchase order form and that appropriate purchase order reports are generated and analyzed monthly, and (iii) establish appropriate deterrent controls, including clear and regular communication of operating policies and procedures by management to HRS employees emphasizing that noncompliance with such policies and procedures may result in corrective action, including termination;

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

     · creation of a new position, Director of Financial Accounting and Compliance, and retention of such person to review and coordinate the implementation of new revenue-related pronouncements and regulations under U.S. GAAP at Ceridian;

     · review of all new HRS contracts containing certain quantitative and qualitative characteristics in order to determine appropriate accounting treatment under U.S. GAAP;

     · creation of a revenue recognition steering committee comprised of financial and accounting personnel to discuss and review revenue recognition issues at HRS for policy amendments and interpretations;

     · periodic review of details supporting the Statement of Operations to determine whether significant costs and expenses are being classified appropriately on a historical and recurring basis and to reclassify where appropriate; and

     · reconciled the balance sheet accounts for HRS that were unreconciled for the third quarter of 2004. We have reviewed our account reconciliation process at HRS to ensure that, among other things, such accounts are being reconciled on a timely basis, the reconciliation is being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed.

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

Since July 2004, management has identified a number of deficiencies in our internal control over financial reporting that individually or in the aggregate constitute a “significant deficiency” (as defined under standards established by the PCAOB) in our internal control over financial reporting. In the opinion of management, these significant deficiencies do not, either individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The identified significant deficiencies involve:

     · Deficiencies related to revenue recognition at SVS. In February 2004 we announced the restatement of our financial statements for the years ended December 31, 2002, 2001 and 2000 and the first three quarterly periods in 2003 to correct the application of U.S. GAAP as it relates to multiple-element arrangements that include the sale of retail cards and related services such as activation, processing and reporting at our Stored Value Systems unit, a wholly owned subsidiary of our Comdata business unit. The change resulted from a reassessment of the accounting for revenue related to stored value card sales and transaction processing. The revised policy superseded the

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

revenue recognition methodology previously applied by us for periods prior to July 1, 2003 which had been made with the concurrence of our outside auditors.

     · Deficiencies related to controls surrounding the use of certain information technology applications. Such deficiencies include inadequate system security, inappropriate access to systems and segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans pertaining to such applications.

     · Deficiencies related to certain basic internal controls. Such deficiencies include instances of failure to segregate conflicting duties, lack of documented policies and procedures, failure to receive or document appropriate approvals, incomplete or untimely account reconciliations and failure to appropriately assess and monitor the effectiveness of controls executed by third-party service providers.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

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

Due to the nature of and the time necessary to effectively remediate each of the material weaknesses identified above, we expect to conclude that some of the material weaknesses identified above will have not been effectively remediated by the filing deadline for the 2004 Form 10-K. As a result, we believe that KPMG will not be able to issue a positive opinion on our internal control over financial reporting in the 2004 Form 10-K. However, we do expect that KPMG will issue an unqualified opinion on our consolidated financial statements contained in the 2004 Form 10-K. If we fail to remediate any material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion would have upon our stock price or business.

We carried out a separate evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of March 31, 2004. As a result of the material weaknesses identified above, we concluded that as of March 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, to address the material weaknesses described above, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this Form 10-Q/A. Accordingly, management believes that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

We did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, since March 31, 2004, we have made significant changes to our internal control over financial reporting.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2004

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

The table below sets forth information with respect to our repurchases of our common stock during the three months ended March 31, 2004.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
			Average	as Part of Publicly	Yet Be Purchased
	Total Number of		Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased		Per Share	or Programs (1)	Programs (1)
Month #1 (January 1, 2004- January 31, 2004)	133,303	(2)	$20.6174	120,000	10,242,900

Month #2 (February 1, 2004- February 29, 2004)	973,000		$18.4600	973,000	9,269,900

Month #3 (March 1, 2004- March 31, 2004)	1,919,616	(3)	$19.8321	1,919,400	7,350,500

Total:	3,025,919	(2)(3)	$19.4255	3,012,400	7,350,500

(1)	On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased. We disclosed this repurchase program in our periodic reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 7,350,500 shares as of April 1, 2004; the repurchase program has no set expiration or termination date.

(2)	13,303 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(3)	216 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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

     (b) Reports on Form 8-K.

The following Reports on Form 8-K were filed or furnished during the first quarter of 2004 and through the date of the Original Filing. The contents of the following Forms 8-K that are “furnished” to the SEC are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 or the Securities Act:

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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: February 18, 2005	/s/ L. D. Gross

L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)