Form 10-Q
period 2004-06-30
CERIDIAN CORP /DE/
filed 2005-02-18
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

YES ☐ NO ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑ NO ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2004, was 149,047,195.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation

(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
		(restated)		(restated)
Revenue	$316.5	$291.1	$630.4	$598.0
Costs and Expenses
Cost of revenue	177.7	173.8	354.9	343.8
Selling, general and administrative	106.5	85.6	214.2	183.4
Research and development	8.3	5.3	12.9	8.3
(Gain) loss on derivative instruments	19.0	(12.9)	5.3	(19.2)
Other expense (income)	(2.9)	0.2	(1.7)	(0.2)
Interest income	(0.5)	(0.5)	(1.0)	(1.0)
Interest expense	0.9	1.1	2.0	2.3

Total costs and expenses	309.0	252.6	586.6	517.4

Earnings before income taxes	7.5	38.5	43.8	80.6
Income tax provision	2.6	13.5	15.4	28.3

Net earnings	$4.9	$25.0	$28.4	$52.3

Earnings per share
Basic	$0.03	$0.17	$0.19	$0.35
Diluted	$0.03	$0.17	$0.19	$0.35

Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,607	147,970	148,928	148,210
Dilutive securities	3,036	866	2,737	511

Weighted average shares (diluted)	151,643	148,836	151,665	148,721

Antidilutive shares excluded (in 000’s)	753	10,777	927	11,631

See notes to consolidated financial statements.

FORM 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation

(Dollars in millions)	and Subsidiaries

	June 30,	December 31,
	2004	2003

Assets
Cash and equivalents	$166.6	$124.2
Trade receivables, less allowance of $16.6 and $17.3	452.6	436.4
Other receivables	43.6	30.9
Current portion of deferred income taxes	35.6	28.5
Other current assets	58.3	56.0

Total current assets	756.7	676.0
Property, plant and equipment, net	141.0	148.0
Goodwill	912.0	904.8
Other intangible assets, net	96.9	101.1
Software and development costs, net	86.8	85.8
Prepaid pension cost	12.3	12.2
Deferred income taxes, less current portion	6.9	6.0
Investments	19.2	23.2
Derivative instruments	35.0	55.7
Other noncurrent assets	8.7	8.7

Total assets before customer funds	2,075.5	2,021.5
Customer funds	2,989.6	3,141.3

Total assets	$5,065.1	$5,162.8

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$14.2	$6.5
Accounts payable	37.4	39.1
Drafts and settlements payable	161.8	113.7
Customer advances	30.6	31.0
Deferred income	59.1	66.9
Accrued taxes	29.5	26.4
Employee compensation and benefits	54.0	53.9
Other accrued expenses	42.4	35.2

Total current liabilities	429.0	372.7
Long-term obligations, less current portion	144.8	157.0
Deferred income taxes	43.9	37.8
Employee benefit plans	204.4	198.0
Other noncurrent liabilities	13.6	12.0

Total liabilities before customer funds obligations	835.7	777.5
Customer funds obligations	2,984.3	3,141.3

Total liabilities	3,820.0	3,918.8

Stockholders’ equity	1,245.1	1,244.0

Total liabilities and stockholders’ equity	$5,065.1	$5,162.8

See notes to consolidated financial statements.

FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Ceridian Corporation

(Unaudited)	and Subsidiaries
(Dollars in millions)

	For Periods Ended June 30,
	Six Months
	2004	2003
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$28.4	$52.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax benefit	(2.8)	(3.0)
Depreciation and amortization	41.4	40.1
Provision for doubtful accounts	5.2	6.2
Asset write-downs	2.5	—
Unrealized (gain) loss on derivative instruments	21.6	(4.2)
Gain on sale of marketable securities	(3.5)	—
Contribution to retirement plan trusts	—	(16.9)
Other	6.0	2.9
Decrease (Increase) in trade and other receivables	(25.4)	(50.2)
Increase (Decrease) in accounts payable	(1.9)	1.5
Increase (Decrease) in drafts and settlements payable	48.1	37.4
Increase (Decrease) in employee compensation and benefits	(0.2)	(8.7)
Increase (Decrease) in accrued taxes	10.6	(1.0)
Increase (Decrease) in other current assets and liabilities	(6.0)	(3.5)

Net cash provided by (used for) operating activities	124.0	52.9

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(13.9)	(12.5)
Expended for software and development costs	(15.4)	(14.3)
Expended for acquisition of investments and businesses, less cash acquired	(11.9)	(3.1)
Proceeds from sales of businesses and assets	0.9	11.5

Net cash provided by (used for) investing activities	(40.3)	(18.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(2.6)	0.8
Repayment of other debt	(2.0)	—
Repurchase of common stock	(80.3)	(19.0)
Proceeds from stock option exercises and stock sales	44.5	6.8

Net cash provided by (used for) financing activities	(40.4)	(11.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.9)	3.2

NET CASH FLOWS PROVIDED (USED)	42.4	26.3
Cash and equivalents at beginning of period	124.2	134.3

Cash and equivalents at end of period	$166.6	$160.6

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003

Common Stock
Par value - $.01, shares authorized - 500,000,000 Shares issued - 151,028,038 and 150,028,289 Shares outstanding - 148,998,501 and 150,022,441	$1.5	$1.5
Additional paid-in capital	936.3	925.1
Retained earnings	562.0	533.6
Treasury stock, at cost (2,029,537 and 5,848 common shares)	(41.0)	(0.1)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	4.1	3.9
Unrealized gain on customer fund securities	3.4	—
Cumulative translation adjustment	13.8	15.1
Pension liability adjustment	(235.0)	(235.1)

Total stockholders’ equity	$1,245.1	$1,244.0

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
		(restated)		(restated)
Net earnings	$4.9	$25.0	$28.4	$52.3

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(4.2)	9.0	(1.3)	15.1
Change in unrealized gain (loss) from marketable securities	(1.7)	3.0	3.7	1.9
Change in unrealized gain (loss) from customer funds securities	5.3	—	5.3	—
Change in pension liability	0.1	—	0.1	—
Less unrealized gain previously reported on:
Marketable securities sold or settled in this period	(3.0)	—	(3.5)	—
Customer funds securities sold or settled in this period	(0.1)	—	(0.1)

Other comprehensive income (loss) before income taxes	(3.6)	12.0	4.2	17.0
Income tax (provision) benefit	(0.1)	(1.2)	(1.8)	(0.8)

Other comprehensive income (loss) after income taxes	(3.7)	10.8	2.4	16.2

Comprehensive income	$1.2	$35.8	$30.8	$68.5

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

INTRODUCTION

In the opinion of Ceridian Corporation, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of June 30, 2004, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2004 and 2003. Results of operations and cash flows for the 2003 periods have been restated as described in the accompanying note entitled “Restatement of Prior Period Financial Statements.” The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

As described in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K/A”), we have restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 (the “Restatement”). This Note should be read in conjunction with Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A, which we are filing concurrently with this Form 10-Q and which provides further information on the nature and impact of the Restatement.

The determination to restate prior period financial statements was made as a result of:

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

2002 and 2001 in light of our conclusion that our interest rate and fuel price derivative contracts did not satisfy the requirements of Statement of Financial and Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and as such, did not qualify for hedge accounting treatment.

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

In addition, certain amounts in other notes to our consolidated financial statements within this Form 10-Q have been restated to reflect the Restatement adjustments.

The adjustments that had the most significant effect on our consolidated statements of operations related to the capitalization and expensing of software development costs (net of amortization effects) and the recent change in accounting for interest rate and fuel price derivative instruments.

The adjustments for capitalization and expensing of software development costs (net of amortization effects) largely resulted in the charging to expense of previously capitalized software costs, including the reversal of related amortization expense. The adjustments resulted in a decrease in pre-tax earnings of $5.6 in the second quarter of 2003 and $6.9 for the six months ended June 30, 2003.

In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, and as such, did not qualify for hedge accounting treatment. The correction of accounting for these derivative instruments affected the timing of gain or loss recognition on our consolidated statements of operations. The unrealized gains and losses previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity on our consolidated balance sheets are now reported in net earnings on our consolidated statements of operations. The pre-tax earnings impact of the correction of unrealized gains and losses on derivative instruments was an increase of $5.5 for the second quarter of 2003 and $4.7 for the six months ended June 30, 2003. The correction of accounting for realized gains and losses had no effect on pre-tax earnings but did require us to reclassify the realized gains and losses from revenue to costs and expenses. As a result of the Restatement, both realized and unrealized gains or losses on interest rate and fuel price derivative instruments now appear on our consolidated statements of operations in a line item entitled “(gain) loss on derivative instruments.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The effect of the Restatement on the consolidated statements of operations for the three and six months ended June 30, 2003 is shown in an accompanying table. The primary impact of the Restatement on the historical consolidated balance sheets and consolidated statements of cash flows related to the adjustments concerning software capitalization and amortization changes. We restated the consolidated balance sheet as of December 31, 2003 in the 2003 Form 10-K/A. As a result of expensing software development costs previously capitalized, net cash provided by operating activities was reduced by $8.0 for the six months ended June 30, 2003. The change had no impact on historical cash balances or net cash flows since the entire reduction in operating cash flows is offset by the reduction in capital expenditures included in investing cash flows. The effect of the Restatement on the consolidated statement of cash flows for the six months ended June 30, 2003 is shown in an accompanying table. The correction of the number of dilutive shares used for earnings per share calculations reduced weighted average diluted shares by 501,000 for the three months ended June 30, 2003 and 296,000 for the six months ended June 30, 2003 due to the addition of the tax benefit from appreciation in value to the proceeds from the assumed exercised stock options.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The following table presents the effect of the Restatement on the consolidated statements of operations:

				Other
	As	Software		Earnings	Costs &
	Previously	Capitalization	Derivative	Adjust-	Expenses	Total	As
	Reported	Adjustments	Adjustments	ments	Reclass	Adjustments	Restated
Three months ended June 30, 2003
Revenue	$299.5	$—	$(7.4)	$(1.0)	$—	$(8.4)	$291.1
Costs and expenses
Cost of revenue	143.8	3.0	—	(0.3)	27.3	30.0	173.8
Selling, general and administrative	97.6	0.8	—	1.1	(13.9)	(12.0)	85.6
Research and development	16.8	1.9	—	—	(13.4)	(11.5)	5.3
(Gain) loss on derivative instruments	—	—	(12.9)	—	—	(12.9)	(12.9)
Other expense (income)	0.2	—	—	—	—	—	0.2
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.2	(0.1)	—	—	—	(0.1)	1.1

Total costs and expenses	259.1	5.6	(12.9)	0.8	—	(6.5)	252.6

Earnings before income taxes	40.4	(5.6)	5.5	(1.8)	—	(1.9)	38.5
Income tax provision	14.4	(2.2)	2.1	(0.8)	—	(0.9)	13.5

Net earnings	$26.0	$(3.4)	$3.4	$(1.0)	$—	$(1.0)	$25.0

Six months ended June 30, 2003
Revenue	$613.6	$—	$(14.5)	$(1.1)	$—	$(15.6)	$598.0
Costs and expenses
Cost of revenue	286.2	5.1	—	(1.0)	53.5	57.6	343.8
Selling, general and administrative	209.2	0.1	—	1.1	(27.0)	(25.8)	183.4
Research and development	33.1	1.8	—	(0.1)	(26.5)	(24.8)	8.3
(Gain) loss on derivative instruments	—	—	(19.2)	—	—	(19.2)	(19.2)
Other expense (income)	(0.2)	—	—	—	—	—	(0.2)
Interest income	(1.0)	—	—	—	—	—	(1.0)
Interest expense	2.4	(0.1)	—	—	—	(0.1)	2.3

Total costs and expenses	529.7	6.9	(19.2)	—	—	(12.3)	517.4

Earnings before income taxes	83.9	(6.9)	4.7	(1.1)	—	(3.3)	80.6
Income tax provision	29.8	(2.7)	1.7	(0.5)	—	(1.5)	28.3

Net earnings	$54.1	$(4.2)	$3.0	$(0.6)	$—	$(1.8)	$52.3

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	For the Six Months
	Ended June 30, 2003
	As
	Previously	As
	Reported	Restated
Cash Flows from Operating Activities
Net earnings	$54.1	$52.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(1.7)	(3.0)
Depreciation and amortization	42.0	40.1
Unrealized (gain) loss on derivative instruments	—	(4.2)
Decrease (increase) in trade and other receivables	(49.6)	(50.2)
Increase (decrease) in accounts payable	0.6	1.5
Increase (decrease) in accrued taxes	0.3	(1.0)
Increase (decrease) in other current assets and liabilities	(5.5)	(3.5)
Other	20.7	20.9

Net cash provided by (used for) operating activities	60.9	52.9

Cash Flows from Investing Activities
Expended for property, plant and equipment	(12.3)	(12.5)
Expended for software and development costs	(22.5)	(14.3)
Other	8.4	8.4

Net cash provided by (used for) investing activities	(26.4)	(18.4)

Cash Flows from Financing Activities
Net cash provided by (used for) financing activities	(11.4)	(11.4)

Effect of Exchange Rate Changes on Cash	3.2	3.2

Net cash flows provided (used)	26.3	26.3
Cash and equivalents at beginning of period	134.3	134.3

Cash and equivalents at end of period	$160.6	$160.6

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standards entitled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95” (“FAS 123R”). The principal effect of FAS 123R will be to require the inclusion in our earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements. FAS 123R will become effective for our quarterly report for the period ended September 30, 2005. We are presently studying FAS 123R and believe that the compensation expense that would be determined as a result of adoption of its provisions would not differ materially from the amounts previously presented in the notes to our consolidated financial statements.

OTHER EXPENSE (INCOME)

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003

Gain on sale of marketable securities	$(3.0)	$—	$(3.5)	$—
Foreign currency translation expense (income)	(0.2)	0.2	(0.8)	(0.1)
Gain on sale of assets	(0.1)	—	(0.1)	(0.2)
Asset write-down	0.2	—	2.5	—
Other expense (income)	0.2	—	0.2	0.1

Total	$(2.9)	$0.2	$(1.7)	$(0.2)

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

In January 2004, we committed to the internal development of a replacement for our Human Resource Solutions LifeWorks customer management system as a result of the failure of an external contractor to meet our requirements for such a project. In connection with our restatement of software development costs described in an accompanying note, we recorded an asset write-down of $2.3 in the first quarter of 2004 representing the carrying value of the capitalized software related to work performed by the external contractor that was abandoned and determined to have no future value to us.

EMPLOYEE PLANS

Stock Plans

We account for our stock-based compensation plans under the intrinsic method of Accounting Principles Board Opinion No. 25 and related Interpretations. We are also required on an interim basis to disclose the pro forma effects on reported net earnings and earnings per share that would have resulted if we elected to use the fair value method of accounting for stock-based compensation. This disclosure is presented in the accompanying table. We employ the Black-Scholes-Merton option pricing model to determine the fair value of stock option grants and employee stock purchase plan purchases.

Pro Forma Effect of Fair Value Accounting	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
		(restated)		(restated)

Net earnings as reported	$4.9	$25.0	$28.4	$52.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.4	0.2	0.8	0.4
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4.0)	(3.8)	(7.8)	(7.9)

Pro forma net earnings	$1.3	$21.4	$21.4	$44.8
Basic earnings per share as reported	$0.03	$0.17	$0.19	$0.35
Pro forma basic earnings per share	$0.01	$0.15	$0.14	$0.30
Diluted earnings per share as reported	$0.03	$0.17	$0.19	$0.35
Pro forma diluted earnings per share	$0.01	$0.14	$0.14	$0.30

Weighted-Average Assumptions
Expected lives in years	3.77	3.81	3.92	3.89
Expected volatility	37.9%	42.4%	38.7%	43.6%
Expected dividend rate	—	—	—	—
Risk-free interest rate	3.6%	2.2%	2.6%	2.3%

Weighted-average fair value of stock options granted in the period	$7.28	$5.50	$6.85	$5.25

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

EMPLOYEE PLANS (Continued)

Retirement Plans

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted, which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. On May 19, 2004, the FASB issued Financial Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” to discuss certain accounting and disclosure issues raised by the Medicare Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for such plans. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 or upon earlier adoption if elected.

We have concluded that the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy and have elected to apply FSP 106-2 in the second quarter of 2004. The adoption of FSP 106-2 reduced our accumulated postretirement benefits obligation by $4.8, which will reduce our future postretirement liability and net periodic postretirement benefit lost by approximately $0.6 on an annual basis. The amount of the reduction recorded in the second quarter of 2004 was $0.2.

The components of net periodic pension cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

Net Periodic Pension Cost	For Periods Ended June 30,
	Three months		Six months
	2004	2003	2004	2003

Service cost	$0.9	$0.9	$1.8	$1.9
Interest cost	10.4	10.7	20.9	21.5
Expected return on plan assets	(11.6)	(11.5)	(23.3)	(22.9)
Net amortization and deferral	3.8	2.3	7.6	4.5

Net periodic pension cost	$3.5	$2.4	$7.0	$5.0

Net Periodic Postretirement Benefit Cost	For Periods Ended June 30,
	Three months		Six months
	2004	2003	2004	2003

Service cost	$—	$—	$—	$—
Interest cost	0.8	0.9	1.7	1.8
Actuarial loss amortization	0.1	—	0.2	—

Net periodic postretirement benefit cost	$0.9	$0.9	$1.9	$1.8

INVESTING ACTIVITY

Derivative Instruments

During the reported periods we maintained interest rate contracts to mitigate interest rate risk in our customer funds and corporate cash portfolios. These derivative instruments provide that if one-month LIBOR is below a floor, the counterparty makes a payment to us. Likewise, if one-month LIBOR is above a cap, we make a payment to the counterparty. These payments increase or decrease (gain) loss on derivative instruments in our consolidated statements of operations. Counterparties are all commercial banks with debt ratings of A or better.

The fair market value of these interest rate derivative instruments is reported in the noncurrent asset section of our consolidated balance sheets. The fair market value decreased from $55.7 at December 31, 2003 to $35.0 at June 30, 2004. This decrease in value was primarily due to collections of cash payments from counterparties of $16.0 during the first six months of 2004. Unrealized gains and losses due to changes in the fair value of derivative instruments are reflected in (gain) loss on derivative instruments in our consolidated statements of operations.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

In March 2004, Comdata executed diesel fuel price derivative contracts to limit the effect on earnings related to the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts, which have the effect of reducing the exposure to price variability of diesel fuel by approximately one half of the expected change in total Comdata revenue due to changes in diesel fuel prices, effectively establish an average fixed price of $1.51 per gallon of diesel fuel for the effected transactions during the period from July 1 to December 31, 2004. The impact of both realized and unrealized gains and losses on the fuel price derivative instruments is reflected in (gain) loss on derivative instruments in our consolidated statements of operations. These contracts are recorded as a liability of $0.9 at June 30, 2004.

See Note A, “Accounting Policies - Cash and Investments, including Derivatives” and Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A for a further discussion of the reclassification of realized and unrealized gains and losses on derivative instruments as part of the Restatement.

Investments

At December 31, 2003, we held 750,000 shares of The Ultimate Software Group, Inc. (“Ultimate”) common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share. In March 2004, we sold 50,000 shares of Ultimate for $0.7 and a net gain of $0.5. In June 2004, we sold 106,600 shares of Ultimate for $1.3 and a net gain of $0.9. Our holdings of Ultimate as of June 30, 2004 included 593,400 shares and the warrant. In addition, we held 782,069 common shares of U.S.I. Holdings Corporation (“USIH”) at December 31, 2003 and 421,311 shares of USIH at June 30, 2004. In June 2004, we sold 360,758 shares of USIH for $5.7 and a net gain of $2.1. Gains and losses on sales of marketable securities are reported in other expense (income) in our consolidated statements of operations. Proceeds from the June 2004 sales of Ultimate and USIH shares were received in July 2004 and were carried as other receivables at June 30, 2004.

The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income. The carrying values of our holdings of Ultimate amounted to $6.5 at June 30, 2004 and $6.9 at December 31, 2003. The carrying values of our holdings of USIH amounted to $6.7 at June 30, 2004 and $10.2 at December 31, 2003. At June 30, 2004, the net unrealized gain on marketable securities amounted to $4.1, after reduction for deferred income taxes of $2.4, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain on marketable securities of $3.9, after reduction for deferred income taxes of $2.4, at December 31, 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

During the first six months of 2004, net investing cash outflows included $11.0 for the April acquisition of Recruiting Solutions International, Inc. (“RSI”), a provider of web-based recruiting products. The acquisition resulted in the recording of $10.1 of goodwill and intangible assets. RSI’s revenue for its most recent fiscal year was $5.5. We also acquired a customer base for COBRA services from a major insurance company for $0.9 near the end of the first quarter of 2004.

FINANCING

Debt Instruments

In June 2002, Comdata entered into a $150.0 receivables securitization facility with a three-year term that uses selected Comdata trade receivables as collateral for borrowings. The interest rate on this facility is based on the lender’s commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum. The amount outstanding under this facility was $140.0 at December 31, 2003, which we reduced to $130.0 in June 2004. The aggregate amount of receivables serving as collateral amounted to $180.3 at June 30, 2004 and $187.0 at December 31, 2003. The amounts outstanding as long-term debt and the collateralized receivables remain on our consolidated balance sheet since the terms of the facility permit us to repurchase the receivables and are classified as noncurrent since we have the intent and the ability to maintain the amount outstanding beyond the next 12 months.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit until March 2006 at an interest rate of 1% per annum over LIBOR. At June 30, 2004 and December 31, 2003, we had utilized $2.3 of the facility for letters of credit and had unused borrowing capacity under the domestic revolving credit facility of $347.7, which we have also designated as backup to the Comdata receivables securitization facility.

In May 2004, Ceridian Centrefile replaced its £3.0 million overdraft facility with a £6.5 million overdraft facility available through February 2005 at an interest rate of 1% per annum over the bank’s base rate (5.25% per annum at June 30, 2004) and used drawings on this facility to retire an intercompany note due to Ceridian Canada. The amount outstanding under Ceridian Centrefile’s borrowing arrangements amounted to $10.1 at June 30, 2004 and $2.7 at December 31, 2003.

Our capital lease obligations for equipment amounted to $18.9 at June 30, 2004 and $20.8 at December 31, 2003.

We were in compliance with covenants under our credit facilities at June 30, 2004. We amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver this report and our Form 10-Q for the third quarter of 2004 to our lenders without the delayed delivery constituting a default under these agreements.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

FINANCING (Continued)

Equity Instruments

During the first six months of 2004, we paid $80.3 to repurchase 4,012,400 shares of our common stock on the open market at an average net price of $20.01 per share. As of June 30, 2004, we may repurchase up to 6,350,500 additional shares of our common stock under an existing authorization from our board of directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

CUSTOMER FUNDS

Customer funds are invested in high quality collateralized short-term investments or money market mutual funds as well as long-term debt securities issued by U.S. or Canadian governments and agencies, AAA-rated asset-backed securities and corporate securities rated A3/A- or better.

Effective May 1, 2004, we transferred our investments of customer funds from the “held-to-maturity” category to the “available-for-sale” category in order to provide additional flexibility in managing credit risks for this portfolio. As a result, investments of customer funds are reported at fair value rather than amortized cost at all dates subsequent to the change. The after tax impact of unrealized gains and losses resulting from periodic revaluation of these securities are reported as accumulated other comprehensive income in stockholders’ equity.

At the date of the change in category, the fair value of investments of customer funds exceeded the related amortized cost by $17.6. This change resulted in a net of tax unrealized gain of $11.3 in accumulated other comprehensive income.

Investment income from investments of customer funds includes the yield on these securities as well as realized gains and losses upon disposition and constitutes a component of our compensation for providing services under agreements with our customers. Investment income from investment of customer funds included in revenue for the periods ended June 30, 2004 and 2003 amounted to $17.8 and $16.7 for the quarterly periods and $35.7 and $33.4 for the year-to-date periods. Sale of customer funds securities during the quarter ended June 30, 2004 resulted in a net realized gain of $0.1 on a specific identification basis. The average cost basis of invested customer funds amounted to $2,540.2 and $2,662.8 for the three and six month periods ended June 30, 2004 and $2,265.3 and $2,343.5 for the comparative periods of 2003.

The following tables provide information on amortized cost and fair value for selected classifications of investments of customer funds and amounts by maturity date. The value reported in the consolidated balance sheet is indicated by the asterisk. None of the securities that constituted the unrealized loss have been in an unrealized loss position continuously for twelve months or longer.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS (Continued)

Investments of Customer Funds at June 30, 2004

(Available-for-sale)			Gross Unrealized
	Cost	Market*	Gain	Loss

Money market securities and other cash equivalents	$1,598.8	$1,598.8	$—	$—
U.S. government and agency securities	773.4	769.6	1.5	(5.3)
Canadian and provincial government securities	251.3	254.6	5.1	(1.8)
Corporate debt securities	214.4	217.8	4.6	(1.2)
Asset-backed securities	106.1	108.0	2.2	(0.3)
Mortgage-backed and other debt securities	40.3	40.8	0.7	(0.2)

Customer funds	$2,984.3	$2,989.6	$14.1	$(8.8)

(*) As reported in the consolidated balance sheet

Investments of Customer Funds at December 31, 2003

(Held-to-maturity)
	Cost*	Market

Money market securities and other cash equivalents	$2,202.0	$2,202.0
U.S. government and agency securities	311.1	317.4
Canadian and provincial government securities	201.0	208.1
Corporate debt securities	209.0	216.0
Asset-backed securities	159.5	163.0
Mortgage-backed and other debt securities	58.7	59.6

Customer funds	$3,141.3	$3,166.1

(*) As reported in the consolidated balance sheet

Investments of Customer Funds by Maturity Date

	June 30, 2004
	Cost	Market*

Due in one year or less	$1,683.3	$1,684.3
Due in one to three years	317.5	326.8
Due in three to five years	410.5	410.4
Due after five years	573.0	568.1

Total	$2,984.3	$2,989.6

(*) As reported in the consolidated balance sheet

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	June 30,	December 31,
	2004	2003

Property, Plant and Equipment
Land	$10.4	$10.4
Machinery and equipment	284.2	281.6
Buildings and improvements	97.3	96.7

Total property, plant and equipment	391.9	388.7
Accumulated depreciation	(250.9)	(240.7)

Property, plant and equipment, net	$141.0	$148.0

Goodwill
At beginning of year (HRS $787.8 and $773.3, Comdata $117.0 and $117.0)	$904.8	$890.3
Acquisitions (HRS)	7.1	—
Translation and other adjustments (HRS)	0.1	14.5

At end of period (HRS $795.0 and $787.8, Comdata $117.0 and $117.0)	$912.0	$904.8

Other Intangible Assets
Customer lists (accumulated amortization of $30.1 and $26.7)	$53.0	$49.4
Trademarks (accumulated amortization of $23.9 and $20.7)	76.5	74.7
Technology (accumulated amortization of $35.6 and $32.1)	52.9	52.2
Non-compete agreements (accumulated amortization of $9.6 and $8.6)	13.7	12.9

Total other intangible assets	196.1	189.2
Accumulated amortization	(99.2)	(88.1)

Other intangible assets, net	$96.9	$101.1

Software and Development Costs
Purchased software	$78.0	$75.8
Other software development cost	95.4	86.1

Total software and development costs	173.4	161.9
Accumulated amortization	(86.6)	(76.1)

Software and development costs, net	$86.8	$85.8

	For Periods Ended June 30,
Depreciation and Amortization	Six Months
	2004	2003
		(restated)
Depreciation of property, plant and equipment	$21.3	$21.4
Amortization of other intangible assets	8.4	8.3
Amortization of software and development costs	11.7	10.4

Total	$41.4	$40.1

Amortization for other intangible assets held at June 30, 2004 is estimated to be $17.0 for 2004, $15.6 for 2005, $13.3 for 2006, $10.9 for 2007 and $6.3 for 2008.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
		(restated)		(restated)
HRS
Revenue	$227.6	$212.0	$460.0	$439.6
Earnings (loss) before interest and taxes	$(19.9)	$12.7	$(9.8)	$30.6

Total assets at June 30, 2004 and December 31, 2003 before customer funds			$1,371.3	$1,381.7
Customer funds			2,979.1	3,132.1

Total assets at June 30, 2004 and December 31, 2003			$4,350.4	$4,513.8

Comdata
Revenue	$88.9	$79.1	$170.4	$158.4
Earnings before interest and taxes	$27.8	$26.4	$54.6	$51.3

Total assets at June 30, 2004 and December 31, 2003 before customer funds			$624.4	$586.1
Customer funds			10.5	9.2

Total assets at June 30, 2004 and December 31, 2003			$634.9	$595.3

Other
Revenue	$—	$—	$—	$—
Earnings before interest and taxes	$—	$—	$—	$—

Total assets at June 30, 2004 and December 31, 2003			$79.8	$53.7

Total Ceridian
Revenue	$316.5	$291.1	$630.4	$598.0
Earnings before interest and taxes	$7.9	$39.1	$44.8	$81.9
Interest income (expense), net	(0.4)	(0.6)	(1.0)	(1.3)

Earnings before income taxes	$7.5	$38.5	$43.8	$80.6

Total assets at June 30, 2004 and December 31, 2003 before customer funds			$2,075.5	$2,021.5
Customer funds			2,989.6	3,141.3

Total assets at June 30, 2004 and December 31, 2003			$5,065.1	$5,162.8

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q
June 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

SUBSEQUENT EVENTS

Disposal of SourceWeb Assets

On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. (“RSM”) for $4.0 pursuant to the terms and conditions of an Asset Purchase Agreement. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” we recorded a $9.1 pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds. The impaired assets primarily consist of a purchased software license from Ultimate and capitalized software development costs. In addition to this asset impairment, we also recorded a $19.5 pre-tax loss on disposal which comprises the fair value of the future minimum royalty obligations to Ultimate of $19.3 and $0.2 of employee severance costs.

SourceWeb is a payroll platform within the small business division of our HRS business segment. Pursuant to the terms of the Asset Purchase Agreement, we will provide certain transitional and third party services to RSM for up to nine months.

Change in Measurement Date for U.S. Retirement Plans

In December 2004, we determined that the measurement date for the two defined benefit pension plans and the postretirement health and life insurance plans for U.S. employees should be changed from September 30 to December 31. The later measurement date would permit the use of more current data and coincide with the end of our reporting year. An accounting change of this nature requires a letter of preferability from our independent registered public accounting firm, which we are pursuing. The change, if approved, would result in a reduction in 2004 net periodic pension cost of approximately $3.9 and a 2004 cumulative gain from change in accounting principle of approximately $0.9.

Disposition of Interest Rate Derivative Instruments

On February 3, 2005, we disposed of our interest rate derivative instruments for cash proceeds of $21.0 and recorded a loss of $2.3 on the disposition.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission and later in this Quarterly Report on Form 10-Q, under the heading “Cautionary Factors That Could Affect Future Results.”

You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

MANAGEMENT SUMMARY

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q and (ii) the consolidated financial statements and related notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 10-K/A, which we are filing concurrently with this report. We have restated our consolidated financial statements for the three and six month periods ended June 30, 2003 as described in the note to the consolidated financial statements entitled “Restatement of Prior Period Financial Statements” contained in this report. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below under “Results of Operations - Restatement of Prior Periods.”

Operations

Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

Our net earnings for the second quarter of 2004 amounted to $4.9 million, or 3¢ per diluted share, compared to net earnings of $25.0 million, or 17¢ per diluted share, in the same quarter of 2003. Our revenue for the second quarter of 2004 amounted to $316.5 million compared to $291.1 million in the same quarter of 2003. For the year-to-date periods ended June 30, our net earnings in 2004 amounted to $28.4 million, or 19¢ per diluted share, on revenue of $630.4 million compared to net earnings of $52.3 million, or 35¢ per diluted share, on revenue of $598.0 million in 2003. The comparisons of net earnings between these reporting periods were significantly affected by the decrease in the carrying value of our interest rate derivative instruments, which are required to be marked-to-market on a current basis and the resulting gain or loss recognized on our consolidated statements of operations. During the first half of 2004, rising interest rates and the expectation of future rate increases resulted in a reduction of the carrying value of these instruments, which we reported as a loss on derivative instruments of $5.3 million. The offsetting benefit of rising interest income due to rising interest rates is recognized in revenue in future periods if market expectations are realized. Market expectations for lower future interest rates during the first half of 2003 resulted in a gain on derivative instruments of $19.2 million.

Further information on our consolidated financial condition and results of operations, including business segment operating results, appear in the following sections of this discussion.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

     Financial Condition

Balance Sheet Comparisons
(Dollars in millions, except per share data)	Amount				Inc (Dec)		% of Total
	Jun 2004		Dec 2003		$	%	Jun 2004	Dec 2003
Cash and equivalents	$	166.6	$	124.2	42.4	34.1	22.0	18.4
Receivables, net		496.2		467.3	28.9	6.1	65.6	69.1
Other current assets		93.9		84.5	9.4	11.1	12.4	12.5
Total current assets	$	756.7	$	676.0	80.7	11.9	100.0	100.0
Ratio of current assets to total operating assets							36.5	33.4
Current Ratio							1.76	1.81

Capital assets	$	1,236.7	$	1,239.7	(3.0)	(0.2)	93.8	92.1
Investments, including derivatives		54.2		78.9	(24.7)	(31.3)	4.1	5.9
Other noncurrent assets		27.9		26.9	1.0	3.7	2.1	2.0
Total noncurrent assets	$	1,318.8	$	1,345.5	(26.7)	(2.0)	100.0	100.0

Total operating assets	$	2,075.5	$	2,021.5	54.0	2.6	41.0	39.1
Customer funds		2,989.6		3,141.3	(151.7)	(4.8)	59.0	60.9
Total assets	$	5,065.1	$	5,162.8	(97.7)	(1.8)	100.0	100.0

Current debt	$	14.2	$	6.5	7.7	118.5	3.3	1.7
Drafts and settlements payable		161.8		113.7	48.1	42.3	37.7	30.5
Other current liabilities		253.0		252.5	0.5	0.2	59.0	67.8
Total current liabilities	$	429.0	$	372.7	56.3	15.1	100.0	100.0

Noncurrent debt	$	144.8	$	157.0	(12.2)	(7.8)	35.6	38.8
Employee benefit plans		204.4		198.0	6.4	3.2	50.3	49.0
Other noncurrent liabilities		57.5		49.8	7.7	15.4	14.1	12.2
Total noncurrent liabilities	$	406.7	$	404.8	1.9	0.4	100.0	100.0
Total operating liabilities	$	835.7	$	777.5	58.2	7.4	16.5	15.1
Customer funds obligations		2,984.3		3,141.3	(157.0)	(5.0)	58.9	60.8
Stockholders’ equity		1,245.1		1,244.0	1.1	0.1	24.6	24.1
Total liabilities and stockholders’ equity	$	5,065.1	$	5,162.8	(97.7)	(1.8)	100.0	100.0

Total Debt	$	159.0	$	163.5	(4.5)	(2.8)	11.3	11.6
Stockholders’ Equity		1,245.1		1,244.0	1.1	0.1	88.7	88.4
Total Capitalization	$	1,404.1	$	1,407.5	(3.4)	(0.2)	100.0	100.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Our consolidated balance sheets reflect operating assets and liabilities as well as assets and liabilities related to customer funds. Customer funds assets arise from amounts that our customers have advanced to us to pay their employees, remit to taxing authorities, or pay for benefits services to other third parties. Customer funds obligations represent our liability to pay the amounts due to these third parties on behalf of our customers. Customer funds assets are held substantially in trust accounts, are invested in high quality short-term investments or highly-rated fixed income securities, and are not utilized in our operations except for earnings from these investments that are included in our revenue. Additional information on customer funds assets and liabilities can be found in the note to our consolidated financial statements entitled “Customer Funds.”

Our operating assets increased by $54.0 million during the first half of 2004 as current assets increased by $80.7 million and noncurrent assets decreased by $26.7 million. Our current assets increase was due primarily to increases of $42.4 million in cash and equivalents and $28.9 million in receivables. We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.” The increase in receivables included a $34.1 million increase in Comdata trade receivables due largely to the seasonally lower level of transportation services activity at the end of the calendar year. Our noncurrent assets decreased by $26.7 million as the carrying value of our investments (including derivatives) declined by $24.7 million. The decrease in the carrying value of investments reflected both the disposition of equity securities as well as settlements and revaluation of derivative instruments. Customer funds assets decreased by $151.7 million over the first half of 2004 as growth in the customer deposits partially offset the reduction in customer funds caused by the seasonally high level of payments of customer funds obligations during the second quarter of each year. At June 30, 2004, customer funds assets were revalued at current market prices, which included $5.3 million of net unrealized gains in their carrying value. For further information on customer funds, see the accompanying note to our consolidated financial statements entitled “Customer Funds.”

Current liabilities increased by $56.3 million during the first half of 2004 as Comdata drafts and settlements payable increased by $48.1 million and current debt increased by $7.7 million. The higher level of drafts and settlements payable at June 30, 2004 compared to the amount payable at December 31, 2003 largely reflected the seasonally low level of the related Comdata transportation receivables at year-end. The increase in current debt largely represents drawings by Ceridian Centrefile on its bank overdraft facility. The increase of $1.9 million in noncurrent liabilities includes increases related to employee benefit plans and deferred income taxes as well as a reduction in borrowings under our Comdata receivables securitization facility of $10.0 million. Customer funds obligations decreased by $157.0 million in concert with the decrease in customer funds assets, without regard to unrealized gains added to the assets as a result of revaluing these securities at market prices on June 30, 2004. The increase of $1.1 million in stockholders’ equity is largely comprised of net earnings of $28.4 million increased by $49.7 million related to exercises of stock options and sales of stock to employees and reduced by $80.3 million representing the cost of reacquired Ceridian common shares held as treasury stock.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

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

RESULTS OF OPERATIONS

Restatement of Prior Periods

As described in the accompanying note to our consolidated financial statements entitled “Restatement of Prior Period Financial Statements,” we have restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004. The adjustments that had the most significant effect on our consolidated statements of operations related to the capitalization and expensing of software development costs (net of amortization effects) and the recent change in accounting for interest rate and fuel price derivative instruments.

The adjustments for capitalization and expensing of software development costs (net of amortization effects) largely resulted in the charging to expense of previously capitalized software costs, including the reversal of related amortization expense. The adjustments resulted in a decrease in pre-tax earnings of $5.6 million in the second quarter of 2003 and $6.9 million for the six months ended June 30, 2003.

In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, and as such, did not qualify for hedge accounting treatment. The correction of accounting for these derivative instruments affected the timing of gain or loss recognition on our consolidated statements of operations. The unrealized gains and losses previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity on our consolidated balance sheets are now reported in net earnings on our consolidated statements of operations. The pre-tax earnings impact of the correction of unrealized gains and losses on derivatives instruments was an increase of $5.5 million for the second quarter of 2003 and $4.7 million for the six months ended June 30, 2003. The correction of accounting for realized gains and losses had no effect on pre-tax earnings but did require us to reclassify the realized gains and losses from revenue to costs and expenses. As a result of the Restatement, both realized and unrealized gains or losses on interest rate and fuel price derivative instruments now appear on our consolidated statements of operations in a line item entitled “(gain) loss on derivative instruments.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

The effect of the Restatement on the consolidated statements of operations for the three month and six month periods ended June 30, 2003 are shown in a table in the accompanying note to our consolidated financial statements entitled “Restatement of Prior Period Financial Statements.”

Consolidated Results  -  Overview

Statements of Operations Second Quarter Comparisons (2003 restated)
(Dollars in millions, except per share data)	Amount				Inc (Dec)		% of Revenue
	2004		2003		$	%	2004	2003
				(restated)				(restated)
Revenue	$	316.5	$	291.1	25.4	8.7	100.0	100.0
Cost of revenue		177.7		173.8	3.9	2.3	56.2	59.7
SG&A expense		106.5		85.6	20.9	24.1	33.6	29.5
R&D expense		8.3		5.3	3.0	57.9	2.6	1.8
(Gain) loss on derivative instruments		19.0		(12.9)	31.9	NM	6.0	(4.5)
Other expense (income)		(2.9)		0.2	(3.1)	NM	(0.9)	0.1
Interest income		(0.5)		(0.5)	—	—	(0.2)	(0.2)
Interest expense		0.9		1.1	(0.2)	(13.4)	0.3	0.4
Total costs and expenses		309.0		252.6	56.4	22.3	97.7	86.8
Earnings before income taxes		7.5		38.5	(31.0)	(80.8)	2.3	13.2
Income taxes		2.6		13.5	(10.9)	(81.1)	0.8	4.6
Earnings from continuing operations	$	4.9	$	25.0	(20.1)	(80.6)	1.5	8.6
Diluted EPS from continuing operations	$	0.03	$	0.17	(0.14)	(82.4)

Statements of Operations Year-To-Date June 30 Comparisons (2003 restated)
(Dollars in millions, except per share data)	Amount				Inc (Dec)		% of Revenue
	2004		2003		$	%	2004	2003
				(restated)				(restated)
Revenue	$	630.4	$	598.0	32.4	5.4	100.0	100.0
Cost of revenue		354.9		343.8	11.1	3.2	56.3	57.5
SG&A expense		214.2		183.4	30.8	16.7	34.0	30.7
R&D expense		12.9		8.3	4.6	56.3	2.1	1.4
(Gain) loss on derivative instruments		5.3		(19.2)	24.5	NM	0.8	(3.2)
Other expense (income)		(1.7)		(0.2)	(1.5)	NM	(0.3)	—
Interest income		(1.0)		(1.0)	—	—	(0.2)	(0.2)
Interest expense		2.0		2.3	(0.3)	(11.3)	0.3	0.4
Total costs and expenses		586.6		517.4	69.2	13.4	93.1	86.5
Earnings before income taxes		43.8		80.6	(36.8)	(45.6)	6.9	13.5
Income taxes		15.4		28.3	(12.9)	(45.6)	2.4	4.7
Earnings from continuing operations	$	28.4	$	52.3	(23.9)	(45.6)	4.5	8.7
Diluted EPS from continuing operations	$	0.19	$	0.35	(0.16)	(45.7)

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Our consolidated revenue increased by $25.4 million in the quarterly comparison with $15.6 million of the increase coming from HRS and $9.8 million coming from Comdata. In the year-to-date comparison, our consolidated revenue increased by $32.4 million with $20.4 million of the increase coming from HRS and $12.0 million coming from Comdata.

The following factors had the most significant impacts on our HRS revenue performance:

•	More revenue from LifeWorks and benefits services and new payroll services

•	Benefits from changes in currency exchange rates on our international revenue

•	Increased revenue due to higher levels of invested customer funds, net of lower yields

•	The recognition in December 2003 of $9.2 million of W-2 revenue which previously would have been recognized in the first quarter of 2004.

The following factors had the most significant impacts on our Comdata revenue performance:

•	Continued growth in Comdata’s retail cards in use and transaction volume

•	Higher transportation card transaction volume and fuel prices

Interest income and interest expense, which are not allocated to our business segments, both remained essentially at the same level in the 2004 quarterly and year-to-date periods as in 2003.

Our total costs and expenses for our business segments, excluding net interest, increased by $56.6 million in the quarterly comparison and $69.5 million in the year-to-date comparison. HRS costs and expenses, excluding net interest, increased by $48.2 million in the quarterly comparison and $60.8 million in the year-to-date comparison. Comdata costs and expenses, excluding net interest, increased by $8.4 million in the quarterly comparison and $8.7 million in the year-to-date comparison. The principal factors affecting the comparison of total costs and expenses included:

•	Changes in the carrying value of interest rate derivative instruments

•	Higher HRS technology support and implementation expenses

•	Higher HRS non-U.S. costs and expenses as a result of changes in currency exchange rates

•	Incremental costs from productivity improvement actions in HRS international operations

•	Additional costs related to higher Comdata retail card sales and processing revenue

Further information on revenue and costs and expenses appear in the following section entitled “Business Segment Results.”

Our effective tax rate for the second quarter 2004 was 34.4% and for the 2004 year-to-date period was 35.1%. For the comparative 2003 periods, our effective tax rate was 35.0% for the second quarter and 35.1% for first half of the year.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Business Segment Results

Segment Second Quarter Comparisons (2003 restated)
(Dollars in millions)
	Amount				Inc (Dec)		% of Revenue
	2004		2003		$	%	2004	2003
				(restated)				(restated)
Revenue
HRS	$	227.6	$	212.0	15.6	7.3	71.9	72.8
Comdata		88.9		79.1	9.8	12.4	28.1	27.2
Total	$	316.5	$	291.1	25.4	8.7	100.0	100.0

EBIT*
HRS	$	(19.9)	$	12.7	(32.6)	NM	(8.8)	6.0
Comdata		27.8		26.4	1.4	5.3	31.2	33.4
Total	$	7.9	$	39.1	(31.2)	(80.0)	2.5	13.4

Segment Year-To-Date June 30 Comparisons (2003 restated)
(Dollars in millions)
	Amount				Inc (Dec)		% of Revenue
	2004		2003		$	%	2004	2003
				(restated)				(restated)
Revenue
HRS	$	460.0	$	439.6	20.4	4.6	73.0	73.5
Comdata		170.4		158.4	12.0	7.6	27.0	26.5
Total	$	630.4	$	598.0	32.4	5.4	100.0	100.0

EBIT*
HRS	$	(9.8)	$	30.6	(40.4)	NM	(2.1)	7.0
Comdata		54.6		51.3	3.3	6.5	32.1	32.4
Total	$	44.8	$	81.9	(37.1)	(45.3)	7.1	13.7

*We measure the financial performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue for our HRS business increased by $15.6 million in the second quarter and $20.4 million in the first half of 2004 over the amounts reported for the same periods of 2003. Revenue from U.S. operations increased by $12.3 million in the quarterly comparison and $11.2 million in the year-to-date comparison as growth in revenue from the LifeWorks contract with the U.S. Armed Services, growth in COBRA and flexible spending account services and new payroll services more than offset the effect of accelerating W-2 revenue from the first quarter of 2004 into 2003. As previously reported in the 2003 Form 10-K/A, the acceleration of W-2 information delivery to customers of U.S. payroll and tax filing operations, made possible by technological advances and first accomplished at the end of 2003, resulted in the recognition of $9.2 million of revenue in December 2003 that would otherwise not have been recognized until the first quarter of 2004.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q
June 30, 2004

Our HRS revenue includes investment income from invested customer funds that constitutes a component of our compensation for providing services to those customers. Investment income from invested customer funds increased by $1.1 million in the quarterly comparison to $17.8 million in 2004 from $16.7 million in 2003 and by $2.2 million in the year-to-date comparison to $35.6 million in 2004 from $33.4 million in 2003 as higher average balances of invested customer funds more than offset the effect of lower yields. In the quarterly comparison, higher average balances contributed $2.0 million to the increase in investment income and lower interest rates reduced the result by $0.9 million. The average balance of invested customer funds during the second quarter of 2004 rose by $274.9 million or 12.1% to $2,540.2 million from $2,265.3 million for the second quarter of 2003. In the year-to-date comparison, higher average balances contributed $4.6 million to the increase in investment income and lower interest rates reduced the result by $2.4 million. The average balance of invested customer funds during the 2004 year-to-date period rose by $319.3 million or 13.6% to $2,662.8 million from $2,343.5 million for the 2003 year-to-date period. The higher average invested balances largely reflected the continued success of our introduction of our Payment Solutions service where we make compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers.

Revenue from payroll and tax filing increased by $7.6 million in the quarterly comparison and $2.3 million in the year-to-date comparison as installation performance improved in the second quarter of 2004. Sales of additional services to customers and investment income were largely responsible for the increase in revenue in both comparisons. Payroll and tax filing customer employment levels declined slightly from the levels of the first half of 2003 but improved during the second quarter of 2004. While payroll and tax filing revenue for the first quarter of 2003 included revenue from the delivery of W-2 information, the delivery of a significant portion of customer W-2 information for 2003 in December 2003 resulted in the recognition of $9.2 million of revenue in December 2003 that would otherwise not have been recognized until the first quarter of 2004. This reduced revenue for the first six months of 2004 by $9.2 million.

Revenue from our LifeWorks employee assistance services increased by $3.7 million in the quarterly comparison and $6.6 million in the year-to-date comparison and revenue from our benefits services operations increased by $1.0 million in the quarterly comparison and by $2.3 million in the year-to-date comparison. The increase in LifeWorks revenue related largely to the implementation of a contract to provide employee assistance services to members of the U.S. Armed Services that commenced in the third quarter of 2003 and is currently scheduled to continue through May 8, 2005. The increase in benefits services revenue related primarily to growth in COBRA and flexible spending account services.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Ceridian Canada revenue increased by $1.2 million to $31.6 million from $30.4 million in the quarterly comparison and by $6.4 million to $66.4 million from $60.0 million in the year-to-date comparison due largely to currency rate changes of $2.4 million for the quarterly comparison and $7.2 million for the year-to-date comparison. Without regard to currency rate changes, revenue decreased by $1.2 million in the quarterly comparison and $0.8 million in the year-to-date comparison as lower yields on invested customer funds and reduced non-repetitive revenue offset increases in revenue from higher levels of invested customer funds.

Ceridian Centrefile revenue increased by $2.1 million to $23.4 million from $21.3 million in the quarterly comparison and by $2.8 million to $45.2 million from $42.4 million in the year-to-date comparison as changes in currency exchange rates added $2.6 million to the quarterly comparison and $5.5 million to the year-to-date comparison. Without regard to the currency rate changes, revenue decreased by $0.5 million in the quarterly comparison and decreased by $2.7 million in the year-to-date comparison due to customer losses and low order performance in 2003.

Total costs and expenses, excluding net interest for our HRS business increased by $48.2 million in the quarterly comparison and $60.8 million in the year-to-date comparison due primarily to changes in the carrying value of interest rate derivative instruments held for our U.S. operations, which are reported as (gain) loss on derivative instruments within costs and expenses. During the second quarter of 2004, the loss from derivative instruments amounted to $18.1 million compared to a gain of $12.9 million during the second quarter of 2003, which increased HRS costs and expenses by $31.0 million. In the year-to-date comparison, the 2004 period reported a $4.4 million loss while the 2003 period reported a $19.2 million gain, which increased HRS costs and expenses by $23.6 million. The decrease in carrying value of these derivatives largely reflected a change in market expectations for future interest rates from falling in 2003 to rising in 2004. Without regard to the changes in (gain) loss from derivative instruments, HRS total costs and expenses increased by $17.2 million in the quarterly comparison and increased by $37.2 million in the year-to-date comparison as further described below.

For U.S. operations, total costs and expenses increased by $46.2 million in the quarterly comparison of which $31.0 million related to the change in (gain) loss on derivative instruments. Of the remaining quarterly increase of $15.2 million, $4.8 million related to selling expense and $10.6 million related to general and administrative expense. In the year-to-date comparison, total costs and expenses increased by $50.7 million of which $23.6 million related to the change in (gain) loss on derivative instruments. Of the remaining year-to-date increase of $27.1 million, $7.5 million related to selling expense and $13.6 million related to general and administrative expense. Cost of revenue decreased by $0.1 million in the quarterly comparison and increased by $2.3 million in the year-to-date comparison while R&D expense increased by $2.7 million in the quarterly comparison and $4.2 million in the year-to-date comparison due to increased software development effort. Other expense (income) included gains of $3.0 million in the second quarter and $3.5 million in the first half of 2004 from the sales of Ultimate and USIH common stock. Also included in other expense (income) for the first half of 2004 was a $2.3 million asset write-down of capitalized software that was abandoned and determined to have no future value.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Cost of revenue for U.S. operations decreased by $0.1 million in the quarterly comparison and increased by $2.3 million in the year-to-date comparison as payroll and tax filing costs decreased by $0.2 million in the quarterly comparison and increased $1.0 million in the year-to-date comparison. Both comparisons for payroll and tax filing included increased royalty costs and the quarterly comparison also reflected a higher level of installation efforts. These increases were offset in part by cost reductions of $1.5 million in the quarterly comparison and $3.0 million resulting from the reassignment of certain personnel from production operations to selling operations. LifeWorks experienced increased cost of revenue of $0.4 million in the quarterly comparison and $1.6 million in the year-to-date comparison related to the additional revenue from the U.S. Armed Services contract referred to above. Benefits services operations cost of revenue decreased by $0.3 million in the quarterly comparison and $0.3 million in the year-to-date comparison due to cost reductions associated with the consolidation of other operations with our Florida operation completed in 2003.

SG&A expense for U.S. operations increased by $15.4 million in the quarterly comparison and $21.1 million in the year-to-date comparison due primarily to increases in headcount and in commissions related to a higher level of and an increased emphasis on implementation of new orders and higher levels of compensation and benefits. The increase in selling expense of $4.8 million in the quarterly comparison and $7.5 million in the year-to-date comparison reflected additional staffing, which added $3.0 million to the quarterly comparison and $6.4 million to the year-to-date comparison including the transfer of personnel from production positions to selling positions. Staff support costs were largely responsible for the remaining increase in selling expense in both comparisons. General and administrative expense increased by $10.6 million in the quarterly comparison and $13.6 million in the year-to-date comparison as corporate allocations of pension costs contributed an additional $1.5 million to the quarterly comparison and $2.4 million to the year-to-date comparison. The remaining increase in both comparisons was primarily due to higher staff support costs including compensation and benefits.

Total costs and expenses for Ceridian Canada increased by $1.6 million in the quarterly comparison and $7.4 million in the year-to-date comparison as currency rate changes contributed $1.9 million to the quarterly comparison and $5.8 million to the year-to-date comparison. The year-to-date comparison reflected severance costs of $1.8 million recorded in the first quarter of 2004, and this action provided some cost reduction benefit to the quarterly comparison that helped offset higher selling expense resulting from increased marketing efforts in 2004.

Total costs and expenses for Ceridian Centrefile increased by $0.4 million in the quarterly comparison and $2.8 million in the year-to-date comparison as currency rate changes contributed $2.3 million to the quarterly comparison and $4.9 million to the year-to-date comparison. The year-to-date comparison reflected severance costs of $1.0 million recorded in the first quarter of 2004. Cost reductions of $1.9 million in the quarterly comparison and $2.8 million in the year-to-date comparison resulted from cost savings related to the staff reductions in the first quarter of 2004 and outsourcing to Ceridian Centrefile’s Mauritius operations.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Comdata

Comdata revenue grew by $9.8 million in the quarterly comparison and $12.0 million in the year-to-date comparison due primarily to increased revenue from retail card sales and processing. For arrangements that include retail card sales and related services, revenue from the card sale and the related services is deferred at the time of delivery of the cards or service. Recognition of the retail card sale revenue commences at the estimated time of first use based on historical experience (now seven months after delivery to our customer), and recognition of the related services revenue commences when a transaction takes place. Revenue from both retail card sales and related services is substantially recognized within a six-month period after activation of the card. Therefore, the increased revenue in the comparisons largely reflected sales of retail cards and related services in late 2003. Revenue from retail card sales and related services recognized during the comparative quarters increased by $5.5 million while revenue recognized during the comparative year-to-date periods increased by $9.6 million. Gross billable fees for card sales and related services increased deferred income by $3.2 million in the quarterly comparison and $4.9 million in the year-to-date comparison reflecting the addition of new customers and increasing usage of retail cards. Over-the-road transportation services revenue increased by $3.5 million in the quarterly comparison and $4.6 million in the year-to-date comparison as higher fuel prices in the second quarter of 2004 contributed $1.9 million to both comparisons. The remainder of the increase in the quarterly and year-to-date comparisons of over-the-road revenue related primarily to an increase in transportation card transaction volume, including the BusinessLink product. Revenue from sales of point-of-sale terminal equipment increased by $0.5 million in the quarterly comparison and decreased by $1.8 million in the year-to-date comparison. Permitting services revenue increased by $0.2 million in the quarterly comparison and $0.4 million in the year-to-date comparison. Lower revenue from truck stop service fees and phone services resulted in a $0.7 million decrease in the year-to-date comparison.

Comdata’s costs and expenses, excluding net interest, increased by $8.4 million in the quarterly comparison and $8.7 million in the year-to-date comparison. Cost of revenue increased $4.2 million in the quarterly comparison and $5.1 million in the year-to-date comparison due primarily to increases of $4.0 million in the quarterly comparison and $6.1 million in the year-to-date comparison related to higher levels of retail card sales and processing revenue. SG&A expense increased by $2.5 million in the quarterly comparison and $1.6 million in the year-to-date comparison. Bad debt expense in SG&A expense increased by $0.2 million in the quarterly comparison and decreased by $1.2 million in the year-to-date comparison largely due to the provision for a particular doubtful account in the first quarter of 2003. Corporate allocations of pension costs included in general and administrative expense contributed $0.5 million to the quarterly comparison and $0.8 million to the year-to-date comparison. Other increases in SG&A expense related primarily to higher levels of compensation expense and contracted services. In the second quarter of 2004, Comdata recorded a $0.9 million loss on derivative instruments as a result of a decrease in carrying value of the diesel fuel derivative price contracts executed in March 2004.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

FINANCIAL CONDITION

CASH FLOWS

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)	Six Months Ended June 30,
	2004	2003	Change
		(restated)
Operating activities	$124.0	$52.9	$71.1
Investing activities	(40.3)	(18.4)	(21.9)
Financing activities	(40.4)	(11.4)	(29.0)
Effect of exchange rate changes on cash	(0.9)	3.2	(4.1)
Net cash flows provided (used)	$42.4	$26.3	$16.1

Cash and equivalents at 6/30/04 and 12/31/03	$166.6	$124.2	$42.4

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)	Six Months Ended June 30,
	2004	2003	Change
		(restated)
Earnings from continuing operations	$28.4	$52.3	$(23.9)
Provision for deferred income taxes	(2.8)	(3.0)	0.2
Depreciation and amortization	41.4	40.1	1.3
Contributions to retirement plan trusts	—	(16.9)	16.9
Unrealized (gain) loss on derivative instruments	21.6	(4.2)	25.8
Other reconciling items	10.2	9.1	1.1
From continuing operations earnings	98.8	77.4	21.4
From continuing operations working capital activities	25.2	(24.5)	49.7
Cash flows provided by operating activities	$124.0	$52.9	$71.1

Cash Balances

Our cash and equivalents increased by $42.4 million to $166.6 million during the first half of 2004. Our net cash flows provided by operating activities amounted to $124.0 million as we used operating cash flows and cash balances to fund investing activities and repurchases of our common stock. Our cash flows provided by operating activities amounted to $52.9 million for the first half of 2003 as cash inflows from continuing operations earnings of $77.4 million exceeded cash outflows associated with an investment in net working capital of $24.5 million.

Operating Activities

Net cash inflows from operating activities grew by $71.1 million to $124.0 million during the first half of 2004 compared to $52.9 million during the first half of 2003. Net cash inflows from continuing operations earnings contributed $21.4 million to the increase while changes in working capital items contributed $49.7 million. We discussed the factors that determined the operating cash inflows from earnings activities in the previous section of this discussion called “Results of Operations.” The increase in cash flows from working capital activities of $49.7 million included increases of $24.8 million from net collections of receivables and $10.7 million from growth in Comdata drafts and settlements payable during the first half of 2004 compared to the same period in 2003. The remaining increase in cash flows from working capital activities in the first half of 2004 over 2003 largely resulted from higher levels of accrued employee compensation and benefits and taxes, including the effect of a tax refund of $16.5 million received during the first quarter of 2004.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Investing Activities

During the first half of 2004 we made capital expenditures of $13.9 million for property and equipment and $15.4 million for software and development costs. The respective amounts for 2003 were $12.5 million and $14.3 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. In June 2003, we received cash of $10.9 million for assets sold relative to two sale and leaseback transactions involving data storage equipment. During the first six months of 2004 we sold 156,600 shares of Ultimate common stock and recorded a gain of $1.4 million. Proceeds from the sale of Ultimate stock amounted to $2.0 million of which $0.7 million was received in April 2004 and the remaining $1.3 million was received in July 2004. During June 2004, we also sold 360,758 shares of USIH common stock and recorded a gain of $2.1 million with proceeds amounting to $5.7 million which was received in July 2004. Investing cash flows also included an expenditure of $11.0 million in April 2004 for the acquisition of RSI. We also acquired a customer base for COBRA services from a major insurance company for $0.9 million near the end of the first quarter of 2004. We describe these transactions further in the note to our consolidated financial statements entitled “Investing Activity.”

Financing Activities

During the first half of 2004, we paid $80.3 million to repurchase 4,012,400 shares of our common stock on the open market at an average net price of $20.01 per share under an existing stock repurchase program. During the first half of 2003, we paid $19.0 million to repurchase 1,314,700 shares of our common stock on the open market at an average net price of $14.48 per share. We provide further information on our stock repurchase program in the following section entitled “Liquidity and Capital Resources” and in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report. We provide further information on changes in debt financing in the note to our consolidated financial statements entitled “Financing.”

Proceeds from exercises of stock options and employee stock plan purchases amounted to $44.5 million during the first half of 2004 compared to $6.8 million in the first half of 2003 due to higher market prices for Ceridian stock in 2004. During the first half of 2004, we paid down our Comdata receivables securitization facility by $10.0 million in June and capital lease obligations by $2.0 million. During the second quarter of 2004, Ceridian Centrefile increased borrowings from its overdraft facility by $7.4 million principally to fund the retirement of an intercompany note held by Ceridian Canada.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Liquidity and Capital Resources

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows are discussed under the section entitled “Cash Balances and Operations” above. Cash flows from operations are primarily influenced by the same factors that influence operating results. We discussed these in a preceding section of this discussion entitled “Results of Operations” and in several of the cautionary factors described at the end of this discussion. In addition to issues discussed in “Cash Balances and Operations” above, cautionary factors of particular relevance to our liquidity needs include those that refer to:

•	The effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities

•	Our ability to attract new customers and retain our existing customers

•	General economic conditions

We have been opportunistically repurchasing Ceridian common stock under a program approved by our Board of Directors effective July 24, 2002 that authorized the repurchase of up to 12,500,000 Ceridian common shares. We previously reported that in 2004 we plan to utilize approximately half of our free cash flow (defined as operating cash flows minus capital expenditures) to continue this opportunistic repurchase program. We estimated that free cash flow for 2004 may be in the range of $140 million to $150 million. During the first half of 2004, we repurchased 4,012,400 shares for a total of $80.3 million. As of June 30, 2004, we were authorized to purchase up to 6,350,500 additional shares of our common stock under the authorization from our Board of Directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

In the first quarter of 2003, we entered into a services agreement with Ultimate for extended technical support for our SourceWeb product during 2003 that required quarterly payments totaling $2.3 million during that year. We have amended the 2003 agreement to extend its term through September 2004 and also to include within its scope a number of project management functions and continuation development to provide enhanced scalability, security, automated installation deployment features and enhanced production efficiency. In connection with the amendment and extension, we committed to the payment of $1.7 million to Ultimate during the second quarter and $0.8 million during the third quarter of 2004.

At June 30, 2004, our committed credit arrangements included a domestic revolving credit facility that provides up to $350.0 million for a combination of advances of which up to $50.0 million can be used for letters of credit until March 2006. In addition at June 30, 2004, we had a $150.0 million receivables securitization facility with a term ending in June 2005, which uses selected Comdata trade receivables as collateral for borrowing. In May 2004, Ceridian Centrefile replaced its £3.0 million overdraft facility with a £6.5 million overdraft facility available through February 2005.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

As of June 30, 2004, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $347.7 million of which we have designated $130.0 million as backup to the Comdata receivables securitization facility. We are in compliance with all covenants related to these facilities. These covenants require that our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. These covenants also limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures, among other things. We amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver this report and our Form 10-Q for the third quarter of 2004 to our lenders without the delayed delivery constituting a default under these agreements.

As of June 30, 2004, there have been no material changes since December 31, 2003 to our off-balance-sheet financing or the Table of Contractual Commitments and Contingencies presented in the Liquidity and Capital Resources section of “Management’s Discussion of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2003 Form 10-K/A. Although we have changed our method of categorization for invested customer funds from “held to maturity” to “available for sale” as described in the accompanying note to our consolidated financial statements entitled “Customer Funds,” we do not expect to change our investment strategy with regard to these funds or that the change would affect our liquidity.

Critical Accounting Policies

Our critical accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2003 Form 10-K/A. There have been no changes to these policies that materially affected this report.

Cautionary Factors That Could Affect Future Results

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we present the cautionary statements set forth below, identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us. You should carefully consider each of the following risks and all of the other information in this report. The risks and uncertainties described below and contained in this report are not the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our businesses. If any of the risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially affected. If that happens, the trading price of our common stock could decline significantly.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Our revenue depends in large part on our ability to retain customers.

Customer retention is an important factor in the amount and predictability of revenue and profits in each of our businesses. Our ability to retain our customers depends on a number of factors, including:

•	customer satisfaction;

•	product and service offerings by competitors;

•	customer service levels;

•	price; and

•	customer viability.

In providing some of our services, particularly services provided by our HRS business, we incur installation and conversion costs in connection with new customers that will need to be recovered before the contractual relationship will provide incremental profit. Longer customer relationships are likely to be more profitable.

Changes in or the elimination of governmental regulations may negatively impact our revenue and earnings.

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

We expect that a portion of our anticipated future revenue growth in each of our business segments will be derived from:

•	the continued selling of products and services to our existing customers;

•	the introduction of new or enhanced products and services in our businesses;

•	the selling of products and services to new customers; and

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

•	the selling of additional products and services to our existing customers.

How successful we will be in these efforts will depend on a variety of factors, including:

•	the quality and perceived value of our product and service offerings;

•	effective sales and marketing efforts;

•	our ability to attract new and retain new and existing customers;

•	the level of market acceptance and the avoidance of difficulties or delays in development or introduction of new products and services;

•	our ability to integrate technology and information systems into our products and services;

•	our successful implementation of products and services for new and existing customers;

•	the regulatory needs and requirements facing our customers; and

•	our ability to meet increased customer regulatory requirements, including our customers that are governmental agencies or entities.

There can be no assurance that we will achieve our revenue growth objectives from our cross-selling efforts and selling of new products and services. The inability to cross-sell our products and services, attract new and retain new and existing customers or successfully develop and implement new and enhanced products and services could harm our businesses.

Economic factors may harm our business and operating results.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we serve, particularly those more economically sensitive industries such as trucking and retail. Approximately 75 percent of Comdata’s revenue for 2003 was attributable to its transportation business. Comdata’s results of operations are, therefore, dependent on the level of activity in the transportation industry, which, in turn, is affected by general economic conditions. For example, a decrease in the number of truck drivers would decrease the number of Comchek transactions and could adversely affect Comdata’s revenues. Similarly, since a significant portion of our fueling transactions are priced by reference to the amount spent on the transaction, our revenue can be significantly affected by changes in diesel fuel prices. Falling diesel fuel prices directly reduce the amounts of revenue and earnings related to these transactions. Rising diesel fuel prices increase our revenue and earnings but also increase the working capital requirements of Comdata and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase diesel fuel using a Comdata payment method.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Litigation and governmental investigations may harm our financial results.

Our future operating results may be harmed by adverse judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future, or from investigations by the Securities and Exchange Commission and other administrative agencies.

We are currently responding to document requests from the SEC, and we have been advised that the SEC has issued a formal order of investigation. We are cooperating with the SEC in its investigation. We cannot predict the outcome of the SEC’s investigation or when the investigation will be resolved. An adverse outcome of this investigation could have a material adverse effect on us and result in:

•	the institution of administrative or civil proceedings;

•	sanctions and the payment of fines and penalties;

•	the restatement of our financial results for the years under review;

•	changes in personnel;

•	stockholder lawsuits; and

•	increased review and scrutiny of us by our customers, regulatory authorities, the media and others.

In February 2004, we restated our financial results for the years ended December 31, 2002, 2001 and 2000 and the first, second and third quarters of 2003 to reflect a change in accounting relating to the revenue recognition policy of Comdata’s Stored Value Systems unit.

In July 2004, we announced a postponement of our second quarter 2004 earnings release and the investigation being directed by the Audit Committee of our Board of Directors focusing on the capitalization and expensing of certain costs in our HRS business.

In August 2004, a number of shareholder putative class actions and derivative suits were filed against the company. The judgment, settlement and costs of this litigation could have an adverse effect on our financial results.

In addition, we restated our financial results for the years 1999 through 2003 and for the quarterly period ended March 31, 2004 to correct errors in accounting relating principally to the capitalization of internally developed software, the commencement of amortization of capitalized software development costs, accounting for interest rate and fuel price derivative instruments and the accrual of costs and expenses. We refer you to the note entitled “Restatement of Prior Period Financial Statements” contained in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional discussion of the Restatement. The Restatement could result in new litigation or expand existing litigation. The judgments, settlement and costs of such litigation could have an adverse effect on our financial results.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

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

As a provider of information management and data processing services, we will need to adapt and respond to the technological advances offered by our competitors and the technological requirements of our customers, including those related to the Internet, in order to maintain and improve upon our competitive position. For example, Comdata’s credit, debit and cash cards could be replaced by a next-generation payment method. There can be no assurance that we will develop and release new products and services or product and service enhancements within the required time frames and within targeted costs. Significant delays, difficulties or added costs in introducing new products and services or enhancements, either through internal development, acquisitions or cooperative relationships with other companies, could adversely affect the market acceptance of our products and services and our operating results.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

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

In addition, some acquisitions and investments may require the consent of the lenders under our $350 million revolving credit and our Comdata Receivables Securitization facilities, and we cannot predict whether approvals would be forthcoming or the terms on which the lenders would approve these transactions. Also, from an accounting perspective, acquisitions and investments may involve non-recurring charges and significant charges from periodic reassessments of the recoverable value of goodwill and other intangible assets arising from acquisitions that could harm our operating results.

Our $350 million revolving credit and Comdata Receivables Securitization facilities may restrict our operating flexibility.

The governing documents for our $350 million revolving credit and Comdata Receivables Securitization facilities contain a number of significant provisions that, among other things, restrict our ability to:

•	sell assets;

•	incur more indebtedness;

•	grant or incur liens on our assets;

•	make investments or acquisitions;

•	enter into leases or assume contingent obligations;

•	engage in mergers or consolidations; and

•	engage in transactions with our affiliates.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

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

Approximately 23 percent of HRS’ revenue in 2003 was obtained from our international operations. Our Ceridian Centrefile subsidiary provides human resource services, payroll processing services and human resource information systems software in the United Kingdom. Ceridian Centrefile is expanding its payroll services into numerous countries in Europe by engaging a partner within a country to provide us with payroll administration and processing services for that country. Our Ceridian Canada operations handle and hold payroll as well as tax filing funds for our Canadian customers. Comdata also operates in Canada, and is expanding its business into Mexico and Europe. Apart from the risks described herein, international operations are subject to various additional risks which could adversely affect those operations or our business as a whole, including:

•	costs of customizing products and services for foreign customers;

•	difficulties in managing and staffing international operations;

•	difficulties with or inability to engage partners in Europe;

•	reduced protection for intellectual property rights in some countries;

•	longer sales and payment cycles;

•	the burdens of complying with a wide variety of foreign laws;

•	exposure to local economic conditions; and

•	unfavorable currency exchange rates.

We expect to continue to invest in and improve the performance of our U.S. HRS business, and we cannot assure you that our efforts and the amount we invest in these plans will improve the financial performance of our U.S. HRS business.

We have ongoing and continued initiatives to invest in and improve the performance of our U.S. HRS business. These initiatives include:

•	transitioning small and medium size business customers to our Internet payroll products;

•	improving our customer service model;

•	improving customer retention;

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

•	continuing product enhancements;

•	investing in our Six Sigma program, an effort that focuses on helping organizations design and produce products and services better, faster and cheaper;

•	consolidating and improving efficiencies at our payroll processing centers and benefits administration operations; and

•	increasing the effectiveness of our sales efforts.

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

Our HRS business in the United States and Canada has historically derived significant revenue and earnings from the investment of customer deposits, and this revenue and earnings are an integral part of our HRS business. Changes in governmental regulations on the timing and amount of remittances may reduce the period of time we are allowed to hold these remittances, as well as the amount of such remittances, and may decrease our revenue and earnings from this source. If governmental regulations change in this fashion, we would likely seek to require customers who permit us to retain earnings on their deposits to pay us additional fees in lieu of a portion of this lost investment income.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

The failure of our HRS business to comply with applicable laws could result in substantial taxes, penalties and liabilities that could harm our business.

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

As a result of the benefits services our benefit services subsidiary provides, it may be subject to potential legal liability as a provider of portability compliance services. As a provider of COBRA (Consolidated Omnibus Budget Reconciliation Act) compliance services, our benefit services subsidiary is subject to excise taxes for noncompliance with provisions of COBRA. In addition to the excise tax liability that may be imposed on our benefit services subsidiary, substantial excise taxes may be imposed under COBRA on our customers. In addition, as a provider of HIPAA (Health Insurance Portability and Accountability Act of 1996) compliance and administration services, our benefit services subsidiary may be subject to ERISA (Employee Retirement Income Security Act of 1974) penalties for noncompliance with various provisions of HIPAA.

Under various service agreements with its customers, our HRS division or its subsidiaries assume financial responsibility for the payment of the taxes, penalties and liabilities assessed against its customers arising out of the failure of our HRS division or its subsidiaries to fulfill its obligations under its agreements with these customers, unless these taxes, penalties or liabilities are attributable to the customer’s failure to comply with the terms of the agreement the customer has with our HRS division or its subsidiaries. These taxes, penalties and liabilities could, in some cases, be substantial and could harm its business and operating results. Additionally, the failure of our HRS division or its subsidiaries to fulfill its obligations under its customer agreements could harm our reputation, its relationship with our customers and its ability to gain new customers.

Our HRS business experiences generally higher revenues during first and fourth quarters which may cause our operating results to fluctuate significantly.

Our HRS business experiences generally higher revenues during the first quarter as a result of higher payroll funds being processed due to year-end bonuses being paid and additional year-end services required during the fourth quarter as result of special reporting requirements. We expect this trend to continue, which could cause our quarterly operating results to fluctuate significantly.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Our business and results of operations are dependent on several vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations.

Our business is dependent on several significant vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations. In particular, Comdata’s current business relies upon its relationships with third party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by third party suppliers, including MasterCard or other similar card associations. Comdata is considering alternatives to its existing third party relationships, and is in the process of forming a Utah industrial bank (“Comdata Bank”) which Comdata anticipates would likely become a direct participant in the MasterCard credit and debit networks. The Comdata Bank application is awaiting FDIC approval which is currently pending until the issues with the SEC Investigation are substantively resolved. Any adverse change in Comdata’s relationship with these vendors or Comdata’s inability to timely and effectively establish the Comdata Bank or find other timely and effective alternatives to these vendor relationships could likely adversely affect Comdata’s business and results of operations and could harm our consolidated results of operations as well.

We have found material weaknesses in our internal controls that require remediation and we expect to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal controls over financial reporting at December 31, 2004 are not effective.

As we disclose in Part I, Item 4, “Controls and Procedures” of this Form 10-Q, we have discovered deficiencies, including material weaknesses, in our internal control over financial reporting. While we are taking immediate steps to correct our internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until the new and improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. Pending the successful completion of such testing, we will perform mitigating procedures relating to our internal control weaknesses.

Due to the nature of and the time necessary to effectively remediate each of the material weaknesses identified to date, we expect to conclude that some of the material weaknesses identified to date will not have been effectively remediated by the filing date of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). As a result, we believe that KPMG LLP, our independent registered public accounting firm (“KPMG”), will not be able to issue a positive opinion on our internal control over financial reporting in the 2004 Form 10-K. However, we do expect that KPMG will issue an unqualified opinion on our consolidated financial statements contained in the 2004 Form 10-K. If we fail to remediate any material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion would have upon our stock price or business.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue. The fair value of our interest rate derivative instruments was $35.0 million at June 30, 2004 and $55.7 million at December 31, 2003. The June 30 year-to-date payments received from interest rate derivative contracts amounted to $16.0 million in 2004 and $15.0 million in 2003. There has been no material change in our interest rate market risk during the three-month period ended June 30, 2004.

We also face market risk exposure due to variability in the prices of diesel fuel. In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased. As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly. In March 2004, Comdata entered into fuel price derivative contracts to swap the floating price of fuel for an average fixed price of $1.51 per gallon. These contracts had the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the period July 1 to December 31, 2004. The carrying amount of the fuel price derivatives at June 30, 2004 was a liability of $0.9 million, representing the expected aggregate future payments to the counterparty over the term of the contracts.

We provide further information on interest rate and fuel price derivatives in accompanying notes entitled “Restatement of Prior Period Financial Statements” and “Investing Activity” to the consolidated financial statements contained in Part I, Item 1 of this report.

For additional information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2003 Form 10-K/A including a discussion of certain changes in our market risk analysis as a result of the application of corrected hedge accounting principles under FAS 133.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

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

As a result of the Audit Committee Investigation, we have restated our historical financial statements for the period from 1999 through 2003 and for the first quarter of 2004. We have not restated our historical financial statements for periods other than those covered by the Restatement. The Restatement, as well as specific information regarding its impact, is discussed in a note entitled “Restatement of Prior Period Financial Statements” included in Part I, Item 1, “Financial Statements” of this Form 10-Q.

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
FORM 10-Q
June 30, 2004

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
FORM 10-Q
June 30, 2004

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

As demonstrated by the material weaknesses identified above, there are deficiencies related to the process of closing our accounting records for the periods reflected in this Form 10-Q.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

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
FORM 10-Q
June 30, 2004

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

     • periodic review of details supporting the Statement of Operations to determine whether significant costs and expenses are being classified appropriately on a historical and recurring basis and to reclassify where appropriate; and

     • reconciled the balance sheet accounts for HRS that were unreconciled for the third quarter of 2004. We have reviewed our account reconciliation process at HRS to ensure that, among other things, such accounts are being reconciled on a timely basis, the reconciliation is being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed.

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
FORM 10-Q
June 30, 2004

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

We have communicated to the Audit Committee and to our independent registered public accounting firm, KPMG LLP (“KPMG”), the material weaknesses and significant deficiencies identified to date in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effectively remediating known material weaknesses and significant deficiencies as expeditiously as possible.

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
FORM 10-Q
June 30, 2004

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

We carried out a separate evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of June 30, 2004. As a result of the material weaknesses identified above, we concluded that as of June 30, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, to address the material weaknesses described above, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this Form 10-Q. Accordingly, management believes that the financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

We did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, since June 30, 2004, we have made significant changes to our internal control over financial reporting.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Part II. Other Information

Item 1. Legal Proceedings

Ceridian and its subsidiaries are involved in a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, government proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we may not ultimately incur charges in excess of presently or established future financial accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available reserves and insurance and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain executive officers in United States District Court, District of Minnesota. Edmund Biancarelli v. Ceridian Corp., et al., filed August 16, 2004; Garco Investments v. Ceridian Corp., et al., filed September 2, 2004; Ellen Lear v. Ceridian Corp., et al., filed August 26, 2004; Bruce Valentine Mickan v. Ceridian Corp., et al., filed September 24, 2004; Richard Shaller v. Ceridian Corp., et al., filed August 6, 2004; and Sharon Zaks v. Ceridian Corp., et al., filed August 25, 2004. The complaints for these actions are virtually identical. These actions purport to be class actions filed on behalf of all persons who purchased or otherwise acquired common stock of the company between April 17, 2003 through and including July 19, 2004, and allege claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue at its Stored Value Systems business unit and accounting for capitalization and expensing of certain costs in Ceridian’s U.S. Human Resource Solutions business.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions. We cannot estimate the possible loss or range of loss from these matters.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its executive officers in United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated. The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These complaints rely on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian is awaiting the filing of an amended complaint. Ceridian intends to appropriately defend itself in the consolidated action. We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the Audit Committee Investigation. We kept the SEC advised on a regular basis of the Audit Committee’s Investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. We are cooperating with the SEC and are in the process of responding to the SEC’s additional document request.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our repurchases of our common stock during the three months ended June 30, 2004.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased		Paid Per Share	or Programs (1)	Programs (1)
Month #1 (April 1, 2004- April 30, 2004)	100,000		$21.35	100,000	7,250,500

Month #2 (May 1, 2004- May 31, 2004)	900,000		$21.97	900,000	6,350,500

Month #3 (June 1, 2004- June 30, 2004)	340	(2)	$22.60	—	6,350,500

Total:	1,000,340	(2)	$21.91	1,000,000	6,350,500

(1)	On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased. We disclosed this repurchase program in our periodic reports filed with the SEC, including the 2003 Form 10-K/A. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 6,350,500 shares as of July 1, 2004; the repurchase program has no set expiration or termination date.

(2)	340 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Item 4. Submission of Matters to a Vote of Security Holders

Ceridian’s annual meeting of stockholders was held on May 12, 2004.

The stockholders of Ceridian voted on three items at the annual meeting of stockholders:

1.	The election of eight individuals to serve as directors of Ceridian;

2.	The proposal to approve the Ceridian Corporation 2004 Long-Term Stock Incentive Plan; and

3.	The proposal to approve the Ceridian Corporation Amended and Restated Employee Stock Purchase Plan.

Of the 148,488,335 shares of Ceridian common stock entitled to vote at the meeting, 136,853,767 shares were present at the meeting in person or by proxy.

The eight individuals designated by Ceridian’s Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld
William J. Cadogan	134,878,316	1,975,451
Nicholas D. Chabraja	133,445,256	3,408,511
Robert H. Ewald	135,569,541	1,284,226
Ronald T. LeMay	132,962,513	3,891,254
George R. Lewis	133,239,386	3,614,381
Ronald L. Turner	135,097,969	1,755,798
Carole J. Uhrich	129,766,047	7,087,720
Alan F. White	133,472,854	3,380,913

The proposal to approve the Ceridian Corporation 2004 Long-Term Stock Incentive Plan passed with the following votes: 90,176,409 votes FOR, 38,368,822 votes AGAINST, 1,095,165 votes ABSTAINING, and 7,213,371 BROKER NON-VOTES.

The proposal to approve the Ceridian Corporation Amended and Restated Employee Stock Purchase Plan passed with the following votes: 127,150,681 votes FOR, 1,378,855 votes AGAINST, 1,110,860 votes ABSTAINING, and 7,213,371 BROKER NON-VOTES.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2004

Item 6. Exhibits

     (a) Exhibits.

10.01	Ceridian Corporation 2004 Long-Term Stock Incentive Plan.

10.02	Ceridian Corporation Amended and Restated Employee Stock Purchase Plan

10.03	Amendment No. 1 to Receivables Purchase Agreement entered into as of June 20, 2003 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA

10.04	Amendment No. 2 to Receivables Purchase Agreement entered into as of June 17, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant
Date: February 18, 2005	/s/ L. D. Gross
L. D. Gross
Vice President and Corporate Controller (Principal Accounting Officer)