Form 10-Q
period 2004-09-30
CERIDIAN CORP /DE/
filed 2005-02-18
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

YES ☑ NO ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2004, was 149,203,580.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

INDEX

Pages
Part I. Financial Information

Item 1. Financial Statements
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003	3

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	4

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003	5

Notes to Consolidated Financial Statements	6

The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

Part II. Other Information

Item 1. Legal Proceedings	46

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	49

Signature	52
Amendment No. 3 to Receivables Purchase Agreement
Amendment No. 4 to Receivables Purchase Agreement
Second Amendment to Credit Agreement
Third Amendment to Credit Agreement
Form of Non-Qualified Stock Option Award Agreement
Form of Restricted Stock Award Agreement
Amendment No. 5 to Receivables Purchase Agreement
Amendment No. 6 to Receivables Purchase Agreement
Amendment No. 7 to Receivables Purchase Agreement
Fourth Amendment to Credit Agreement
Fifth Amendment to Credit Agreement
Sixth Amendment to Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation
(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003

		(restated)		(restated)
Revenue	$328.7	$291.6	$959.1	$889.6
Costs and Expenses
Cost of revenue	192.1	169.7	547.0	513.5
Selling, general and administrative	110.8	86.1	325.0	269.5
Research and development	7.0	5.0	19.9	13.3
(Gain) loss on derivative instruments	(7.9)	0.5	(2.6)	(18.7)
Other expense (income)	(0.8)	(1.1)	(2.5)	(1.3)
Interest income	(0.7)	(0.5)	(1.7)	(1.5)
Interest expense	1.2	1.3	3.2	3.6

Total costs and expenses	301.7	261.0	888.3	778.4

Earnings before income taxes	27.0	30.6	70.8	111.2
Income tax provision	9.1	11.1	24.5	39.4

Net earnings	$17.9	$19.5	$46.3	$71.8

Earnings per share
Basic	$0.12	$0.13	$0.31	$0.48
Diluted	$0.12	$0.13	$0.31	$0.48

Shares used in calculations (in 000’s)
Weighted average shares (basic)	149,098	148,426	148,985	148,282
Dilutive securities	1,544	2,156	2,271	1,098

Weighted average shares (diluted)	150,642	150,582	151,256	149,380

Antidilutive shares excluded (in 000’s)	6,833	4,054	6,282	9,924

See notes to consolidated financial statements.

FORM 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	September 30,	December 31,
Assets	2004	2003

Cash and equivalents	$156.3	$124.2
Trade receivables, less allowance of $16.1 and $17.3	511.2	436.4
Other receivables	29.2	30.9
Current portion of deferred income taxes	36.8	28.5
Other current assets	51.9	56.0

Total current assets	785.4	676.0
Property, plant and equipment, net	138.7	148.0
Goodwill	916.2	904.8
Other intangible assets, net	93.9	101.1
Software and development costs, net	89.4	85.8
Prepaid pension cost	13.1	12.2
Deferred income taxes, less current portion	7.0	6.0
Investments	17.7	23.2
Derivative instruments	37.0	55.7
Other noncurrent assets	8.9	8.7

Total assets before customer funds	2,107.3	2,021.5
Customer funds	3,310.0	3,141.3

Total assets	$5,417.3	$5,162.8

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$14.2	$6.5
Accounts payable	43.1	39.1
Drafts and settlements payable	180.8	113.7
Customer advances	37.2	31.0
Deferred income	58.8	66.9
Accrued taxes	31.1	26.4
Employee compensation and benefits	47.8	53.9
Other accrued expenses	45.2	35.2

Total current liabilities	458.2	372.7
Long-term obligations, less current portion	108.8	157.0
Deferred income taxes	55.6	37.8
Employee benefit plans	206.9	198.0
Other noncurrent liabilities	14.6	12.0

Total liabilities before customer funds obligations	844.1	777.5
Customer funds obligations	3,285.7	3,141.3

Total liabilities	4,129.8	3,918.8

Stockholders’ equity	1,287.5	1,244.0

Total liabilities and stockholders’ equity	$5,417.3	$5,162.8

See notes to consolidated financial statements.

FORM 10-Q	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS	and Subsidiaries

(Unaudited)	For Periods Ended September 30,
(Dollars in millions)	Nine Months
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net earnings	$46.3	$71.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	1.1	(3.4)
Depreciation and amortization	62.7	60.9
Provision for doubtful accounts	7.3	8.9
Asset write-downs	2.5	—
Unrealized (gain) loss on derivative instruments	20.6	4.2
Gain on sale of marketable securities	(4.5)	(3.4)
Contribution to retirement plan trusts	—	(29.2)
Other	8.3	4.3
Decrease (Increase) in trade and other receivables	(76.1)	(33.0)
Increase (Decrease) in accounts payable	3.4	0.4
Increase (Decrease) in drafts and settlements payable	67.1	17.3
Increase (Decrease) in employee compensation and benefits	(6.8)	(13.6)
Increase (Decrease) in accrued taxes	8.9	1.5
Increase (Decrease) in other current assets and liabilities	11.4	(3.8)

Net cash provided by (used for) operating activities	152.2	82.9

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(21.7)	(22.1)
Expended for software and development costs	(24.2)	(19.6)
Expended for acquisition of investments and businesses, less cash acquired	(14.1)	(1.7)
Proceeds from sales of businesses and assets	11.3	12.7

Net cash provided by (used for) investing activities	(48.7)	(30.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(37.7)	(50.8)
Repayment of other debt	(3.2)	(0.6)
Repurchase of common stock	(80.3)	(28.3)
Proceeds from stock option exercises and stock sales	47.3	25.2

Net cash provided by (used for) financing activities	(73.9)	(54.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.5	3.1

NET CASH FLOWS PROVIDED (USED)	32.1	0.8
Cash and equivalents at beginning of period	124.2	134.3

Cash and equivalents at end of period	$156.3	$135.1

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003

Common Stock
Par value — $.01, shares authorized - 500,000,000
Shares issued - 151,039,408 and 150,028,289	$1.5	$1.5
Shares outstanding - 149,179,552 and 150,022,441
Additional paid-in capital	936.2	925.1
Retained earnings	579.9	533.6
Treasury stock, at cost (1,859,856 and 5,848 common shares)	(37.5)	(0.1)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain (loss) on marketable securities	3.8	3.9
Unrealized gain (loss) on customer fund securities	15.5	—
Cumulative translation adjustment	23.1	15.1
Pension liability adjustment	(235.0)	(235.1)

Total stockholders’ equity	$1,287.5	$1,244.0

COMPREHENSIVE INCOME (LOSS)

		For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003

		(restated)		(restated)
Net earnings	$17.9	$19.5	$46.3	$71.8

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	9.3	(0.6)	8.0	14.5
Change in unrealized gain (loss) from marketable securities	0.4	5.8	4.1	7.7
Change in unrealized gain (loss) from customer funds securities	19.1	—	24.4	—
Change in pension liability	—	—	0.1	—
Less unrealized gain previously reported on:
Marketable securities sold or settled in this period	(0.9)	(3.4)	(4.4)	(3.4)
Customer funds securities sold or settled in this period	—	—	(0.1)	—

Other comprehensive income (loss) before income taxes	27.9	1.8	32.1	18.8
Income tax (provision) benefit	(6.8)	(0.8)	(8.6)	(1.6)

Other comprehensive income (loss) after income taxes	21.1	1.0	23.5	17.2

Comprehensive income	$39.0	$20.5	$69.8	$89.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

INTRODUCTION

In the opinion of Ceridian Corporation, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of September 30, 2004, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2004 and 2003. Results of operations and cash flows for the 2003 periods have been restated as described in the accompanying note entitled “Restatement of Prior Period Financial Statements.” The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
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

The adjustments for capitalization and expensing of software development costs (net of amortization effects) largely resulted in the charging to expense of previously capitalized software costs, including the reversal of related amortization expense. The adjustments resulted in a decrease in pre-tax earnings of $5.0 in the third quarter of 2003 and $11.9 for the nine months ended September 30, 2003.

In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, and as such, did not qualify for hedge accounting treatment. The correction of accounting for these derivative instruments affected the timing of gain or loss recognition on our consolidated statements of operations. The unrealized gains and losses previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity on our consolidated balance sheets are now reported in net earnings on our consolidated statements of operations. The pre-tax earnings impact of the correction of unrealized gains and losses on derivative instruments was a decrease of $8.2 for the third quarter of 2003 and $3.5 for the nine months ended September 30, 2003. The correction of accounting for realized gains and losses had no effect on pre-tax earnings but did require us to reclassify the realized gains and losses from revenue to costs and expenses. As a result of the Restatement, both realized and unrealized gains or losses on interest rate and fuel price derivative instruments now appear on our consolidated statements of operations in a line item entitled “(gain) loss on derivative instruments.”

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The effect of the Restatement on the consolidated statements of operations for the three and nine months ended September 30, 2003 is shown in an accompanying table. The primary impact on the historical consolidated balance sheets and consolidated statements of cash flows related to the software capitalization and amortization changes. We restated the consolidated balance sheet as of December 31, 2003 in the 2003 Form 10-K/A. As a result of expensing software development costs previously capitalized, net cash provided by operating activities was reduced by $13.6 for the nine months ended September 30, 2003. The change had no impact on historical cash balances or net cash flows since the entire reduction in operating cash flows is offset by the reduction of $13.1 in capital expenditures included in investing cash flows and a $0.5 correction to financing cash flows. The effect of the Restatement on the consolidated statement of cash flows for the nine months ended September 30, 2003 is shown in an accompanying table. The correction of the number of dilutive shares used for earnings per share calculations reduced weighted average diluted shares by 1,248,000 for the three months ended September 30, 2003 and 635,000 for the nine months ended September 30, 2003 due to the addition of the tax benefit from appreciation in value to the proceeds from the assumed exercised stock options.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The following table presents the effect of the Restatement on the consolidated statements of operations:

				Other
	As	Software	Derivative	Earnings	Costs &
	Previously	Capitalization	Adjust-	Adjust-	Expenses	Total	As
	Reported	Adjustments	ments	ments	Reclass	Adjustments	Restated
Three months ended September 30, 2003
Revenue	$303.9	$—	$(7.7)	$(4.6)	$—	$(12.3)	$291.6
Costs and expenses
Cost of revenue	142.7	2.4	—	(1.9)	26.5	27.0	169.7
Selling, general and administrative	100.1	0.6	—	(0.9)	(13.7)	(14.0)	86.1
Research and development	15.9	2.0	—	(0.1)	(12.8)	(10.9)	5.0
(Gain) loss on derivative instruments	—	—	0.5	—	—	0.5	0.5
Other expense (income)	(1.1)	—	—	—	—	—	(1.1)
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.3	—	—	—	—	—	1.3

Total costs and expenses	258.4	5.0	0.5	(2.9)	—	2.6	261.0

Earnings before income taxes	45.5	(5.0)	(8.2)	(1.7)	—	(14.9)	30.6
Income tax provision	16.2	(1.5)	(3.0)	(0.6)	—	(5.1)	11.1

Net earnings	$29.3	$(3.5)	$(5.2)	$(1.1)	$—	$(9.8)	$19.5

Nine months ended September 30, 2003
Revenue	$917.5	$—	$(22.2)	$(5.7)	$—	$(27.9)	$889.6
Costs and expenses
Cost of revenue	428.9	7.5	—	(2.9)	80.0	84.6	513.5
Selling, general and administrative	309.3	0.7	—	0.2	(40.7)	(39.8)	269.5
Research and development	49.0	3.8	—	(0.2)	(39.3)	(35.7)	13.3
(Gain) loss on derivative instruments	—	—	(18.7)	—	—	(18.7)	(18.7)
Other expense (income)	(1.3)	—	—	—	—	—	(1.3)
Interest income	(1.5)	—	—	—	—	—	(1.5)
Interest expense	3.7	(0.1)	—	—	—	(0.1)	3.6

Total costs and expenses	788.1	11.9	(18.7)	(2.9)	—	(9.7)	778.4

Earnings before income taxes	129.4	(11.9)	(3.5)	(2.8)	—	(18.2)	111.2
Income tax provision	46.0	(4.2)	(1.3)	(1.1)	—	(6.6)	39.4

Net earnings	$83.4	$(7.7)	$(2.2)	$(1.7)	$—	$(11.6)	$71.8

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

The following table presents the effect of the Restatement on the consolidated statement of cash flows:

	For the Nine Months
	Ended September 30, 2003
	As
	Previously	As
	Reported	Restated
Cash Flows from Operating Activities
Net earnings	$83.4	$71.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	2.1	(3.4)
Depreciation and amortization	64.0	60.9
Unrealized (gain) loss on derivative instruments	—	4.2
Decrease (increase) in trade and other receivables	(35.1)	(33.0)
Increase (decrease) in accounts payable	(1.2)	0.4
Increase (decrease) in accrued taxes	3.3	1.5
Increase (decrease) in other current assets and liabilities	(5.3)	(3.8)
Other	(14.7)	(15.7)

Net cash provided by (used for) operating activities	96.5	82.9

Cash Flows from Investing Activities
Expended for property, plant and equipment	(21.8)	(22.1)
Expended for software and development costs	(33.0)	(19.6)
Other	11.0	11.0

Net cash provided by (used for) investing activities	(43.8)	(30.7)

Cash Flows from Financing Activities
Net cash provided by (used for) financing activities	(55.0)	(54.5)

Effect of Exchange Rate Changes on Cash	3.1	3.1

Net cash flows provided (used)	0.8	0.8
Cash and equivalents at beginning of period	134.3	134.3

Cash and equivalents at end of period	$135.1	$135.1

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
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

OTHER EXPENSE (INCOME)

	For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003

Dispute settlement costs	$—	$1.9	$—	$1.9
Gain on sale of marketable securities	(1.0)	(3.4)	(4.5)	(3.4)
Foreign currency translation expense (income)	—	0.4	(0.8)	0.3
Loss (gain) on sale of assets	—	0.1	(0.1)	(0.1)
Asset write-downs	—	—	2.5	—
Other expense (income)	0.2	(0.1)	0.4	—

Total	$(0.8)	$(1.1)	$(2.5)	$(1.3)

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
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

	For Periods Ended September 30,
	Three Months		Nine Months
Pro Forma Effect of Fair Value Accounting	2004	2003	2004	2003

		(restated)		(restated)

Net earnings as reported	$17.9	$19.5	$46.3	$71.8
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.4	0.2	1.2	0.6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4.0)	(3.7)	(11.7)	(11.6)

Pro forma net earnings	$14.3	$16.0	$35.8	$60.8
Basic earnings per share as reported	$0.12	$0.13	$0.31	$0.48
Pro forma basic earnings per share	$0.10	$0.11	$0.24	$0.41
Diluted earnings per share as reported	$0.12	$0.13	$0.31	$0.48
Pro forma diluted earnings per share	$0.10	$0.11	$0.24	$0.41

Weighted-Average Assumptions
Expected lives in years	3.62	4.42	3.91	3.94
Expected volatility	37.4%	41.0%	38.7%	41.0%
Expected dividend rate	—	—	—	—
Risk-free interest rate	3.2%	2.6%	2.6%	2.3%

Weighted-average fair value of stock options granted in the period	$6.26	$6.77	$6.84	$5.40

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

EMPLOYEE PLANS (Continued)

Retirement Plans

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), was enacted which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. On May 19, 2004, the FASB issued Financial Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” to discuss certain accounting and disclosure issues raised by the Medicare Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for such plans. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 or upon earlier adoption if elected.

We have concluded that the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy and have elected to apply FSP 106-2 in the second quarter of 2004. The adoption of FSP 106-2 reduced our accumulated postretirement benefits obligation by $4.8, which will reduce our future postretirement liability and net periodic postretirement benefit cost by approximately $0.6 on an annual basis. The reduction in net periodic postretirement benefit cost amounted to $0.1 for the third quarter of 2004 and $0.3 for the nine-month period ended September 30, 2004.

The components of net periodic pension cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	For Periods Ended September 30,
	Three months		Nine months
Net Periodic Pension Cost	2004	2003	2004	2003

Service cost	$0.9	$1.1	$2.7	$3.0
Interest cost	10.4	10.8	31.3	32.3
Expected return on plan assets	(11.7)	(11.4)	(35.0)	(34.3)
Net amortization and deferral	3.8	2.2	11.4	6.7

Net periodic pension cost	$3.4	$2.7	$10.4	$7.7

	For Periods Ended September 30,
	Three months		Nine months
Net Periodic Postretirement Benefit Cost	2004	2003	2004	2003

Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.8	0.9	2.5	2.7
Actuarial loss amortization	—	—	0.2	—

Net periodic postretirement benefit cost	$0.9	$1.0	$2.8	$2.8

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

The fair market value of these interest rate derivative instruments is reported in the noncurrent asset section of our consolidated balance sheets. The fair market value decreased from $55.7 at December 31, 2003 to $37.0 at September 30, 2004. This decrease in value was primarily due to rising forward interest rates and collections of cash payments from counterparties of $23.0 during the first nine months of 2004. Unrealized gains and losses due to changes in the fair value of derivative instruments are reflected in (gain) loss on derivative instruments in our consolidated statements of operations.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

In March 2004, Comdata executed diesel fuel price derivative contracts to limit the effect on earnings related to the variability of Comdata revenue from customer contracts in which Comdata fees are determined as a percentage of pump fuel prices. These contracts, which have the effect of reducing the exposure to price variability of diesel fuel by approximately one half of the expected change in total Comdata revenue due to changes in diesel fuel prices, effectively establish an average fixed price of $1.51 per gallon of diesel fuel for the effected transactions during the period from July 1 to December 31, 2004. The impact of both realized and unrealized gains and losses on the fuel price derivative instruments is reflected in (gain) loss on derivative instruments in our consolidated statements of operations. These contracts are recorded as a liability of $1.9 at September 30, 2004.

See Note A, “Accounting Policies — Cash and Investments, including Derivatives” and Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A for a further discussion of the reclassification of realized and unrealized gains and losses on derivative instruments as part of the Restatement.

Investments

At December 31, 2003, we held 750,000 shares of The Ultimate Software Group, Inc. (“Ultimate”) common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share. In March 2004, we sold 50,000 shares of Ultimate for $0.7 and a net gain of $0.5. In June 2004, we sold 106,600 shares of Ultimate for $1.3 and a net gain of $0.9. In August 2004, we sold 36,689 shares of Ultimate for $0.4 and a net gain of $0.2. Our holdings of Ultimate as of September 30, 2004 included 556,711 shares and the warrant. In addition, we held 782,069 common shares of U.S.I. Holdings Corporation (“USIH”) at December 31, 2003 and 199,311 shares of USIH at September 30, 2004. In June 2004, we sold 360,758 shares of USIH for $5.7 and a net gain of $2.1. In September 2004, we sold 222,000 shares of USIH for $3.0 and a net gain of $0.8. Gains and losses on sales of marketable securities are reported in other expense (income) in our consolidated statements of operations.

The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income. The carrying values of our holdings of Ultimate amounted to $7.5 at September 30, 2004 and $6.9 at December 31, 2003. The carrying values of our holdings of USIH amounted to $2.7 at September 30, 2004 and $10.2 at December 31, 2003. At September 30, 2004, the net unrealized gain on marketable securities amounted to $3.8, after reduction for deferred income taxes of $2.2, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain on marketable securities of $3.9, after reduction for deferred income taxes of $2.4, at December 31, 2003. During the first nine months of 2004, net investing cash outflows included $11.0 for the April acquisition of Recruiting Solutions International, Inc. (“RSI”), a provider of

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

INVESTING ACTIVITY (Continued)

web-based recruiting products. The acquisition resulted in the recording of $10.1 of goodwill and intangible assets. RSI’s revenue for its most recent fiscal year was $5.5. In July 2004, we paid net cash of $0.7 to acquire ITS Information Technology Systems Ltd. (“ITS”), a leading provider of HR software solutions in Ireland. We also paid $1.5 for a minority interest in ProfitPoint, Inc., a loyalty and gift card business, in July 2004 and $0.9 for a customer base for COBRA services from a major insurance company near the end of the first quarter of 2004.

FINANCING

Debt Instruments

In June 2002, Comdata entered into a $150.0 receivables securitization facility with a three-year term that uses selected Comdata trade receivables as collateral for borrowings. The interest rate on this facility is based on the lender's commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum. The amount outstanding under this facility was $140.0 at December 31, 2003, which we reduced by $10.0 in June 2004 and $35.0 in September 2004 with a remaining amount outstanding of $95.0 at September 30, 2004. The aggregate amount of receivables serving as collateral amounted to $176.9 at September 30, 2004 and $187.0 at December 31, 2003. The amounts outstanding as long-term debt and the collateralized receivables remain on our consolidated balance sheet since the terms of the facility permit us to repurchase the receivables and are classified as noncurrent since we have the intent and the ability to maintain the amount outstanding beyond the next 12 months.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit until March 2006 at an interest rate at 1% per annum over LIBOR. At September 30, 2004 and December 31, 2003, we had utilized $2.3 of the facility for letters of credit and had unused borrowing capacity under the domestic revolving credit facility of $347.7, which we have also designated as backup to the Comdata receivables securitization facility.

In May 2004, Ceridian Centrefile replaced its £3.0 million overdraft facility with a £6.5 million overdraft facility available through February 2005 at an interest rate of 1% per annum over the bank’s base rate (5.25% per annum at September 30, 2004) and used drawings on this facility to retire an intercompany note due to Ceridian Canada. The amount outstanding under Ceridian Centrefile’s borrowing arrangements amounted to $10.2 at September 30, 2004 and $2.7 at December 31, 2003.

Our capital lease obligations for equipment amounted to $17.8 at September 30, 2004 and $20.8 at December 31, 2003.

During the third quarter of 2003, we paid off the remaining $40.0 of advances on our domestic revolving credit facility and reduced our borrowings on our Comdata receivables securitization facility by $10.0.

We remain in compliance with covenants under our credit facilities at September 30, 2004. We amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver this report and our Form 10-Q for the second quarter of 2004 to our lenders without the delayed delivery constituting a default under these agreements.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

FINANCING (Continued)

Equity Instruments

During the first nine months of 2004, we paid $80.3 to repurchase 4,012,400 shares of our common stock on the open market at an average net price of $20.01 per share. As of September 30, 2004, we may repurchase up to 6,350,500 additional shares of our common stock under an existing authorization from our board of directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

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

At September 30, 2004, the fair value of investments of customer funds exceeded the related amortized cost by $24.3. This change resulted in a net of tax unrealized gain of $15.5 in accumulated other comprehensive income.

Investment income from investments of customer funds includes the yield on these securities as well as realized gains and losses upon disposition and constitutes a component of our compensation for providing services under agreements with our customers. Investment income from investment of customer funds included in revenue for the periods ended September 30, 2004 and 2003 amounted to $19.0 and $14.1 for the quarterly periods and $54.7 and $47.5 for the year-to-date periods. Sale of customer funds securities in May 2004 resulted in a net realized gain of $0.1 on a specific identification basis. The average cost basis of invested customer funds amounted to $2,191.9 and $2,504.7 for the three and nine month periods ended September 30, 2004 and $1,969.2 and $2,217.3 for the comparative periods of 2003.

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
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

CUSTOMER FUNDS (Continued)

Investments of Customer Funds at September 30, 2004

			Gross Unrealized
(Available-for-sale)	Cost	Market*	Gain	Loss

Money market securities and other cash equivalents	$1,890.6	$1,890.6	$—	$—
U.S. government and agency securities	746.9	756.9	10.3	(0.3)
Canadian and provincial government securities	275.0	283.0	8.6	(0.6)
Corporate debt securities	248.9	253.3	4.9	(0.5)
Asset-backed securities	84.4	85.7	1.5	(0.2)
Mortgage-backed and other debt securities	39.9	40.5	0.6	—

Customer funds	$3,285.7	$3,310.0	$25.9	$(1.6)

(*) As reported in the consolidated balance sheet

Investments of Customer Funds at December 31, 2003

(Held-to-maturity)	Cost*	Market

Money market securities and other cash equivalents	$2,202.0	$2,202.0
U.S. government and agency securities	311.1	317.4
Canadian and provincial government securities	201.0	208.1
Corporate debt securities	209.0	216.0
Asset-backed securities	159.5	163.0
Mortgage-backed and other debt securities	58.7	59.6

Customer funds	$3,141.3	$3,166.1

(*) As reported in the consolidated balance sheet

Investments of Customer Funds by Maturity Date

	September 30, 2004
	Cost	Market*

Due in one year or less	$1,965.7	$1,966.8
Due in one to three years	331.0	340.7
Due in three to five years	404.8	408.6
Due after five years	584.2	593.9

Total	$3,285.7	$3,310.0

(*) As reported in the consolidated balance sheet

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

CAPITAL ASSETS

	September 30,	December 31,
	2004	2003

Property, Plant and Equipment
Land	$10.4	$10.4
Machinery and equipment	284.7	281.6
Buildings and improvements	99.6	96.7

Total property, plant and equipment	394.7	388.7
Accumulated depreciation	(256.0)	(240.7)

Property, plant and equipment, net	$138.7	$148.0

Goodwill
At beginning of year (HRS $787.8 and $773.3, Comdata $117.0 and $117.0)	$904.8	$890.3
Acquisitions (HRS)	7.5	—
Translation and other adjustments (HRS)	3.9	14.5

At end of period (HRS $799.2 and $787.8, Comdata $117.0 and $117.0)	$916.2	$904.8

Other Intangible Assets
Customer lists (accumulated amortization of $31.7 and $26.7)	$53.5	$49.4
Trademarks (accumulated amortization of $25.2 and $20.7)	76.9	74.7
Technology (accumulated amortization of $37.4 and $32.1)	53.9	52.2
Non-compete agreements (accumulated amortization of $10.0 and $8.6)	13.9	12.9

Total other intangible assets	198.2	189.2
Accumulated amortization	(104.3)	(88.1)

Other intangible assets, net	$93.9	$101.1

Software and Development Costs
Purchased software	$81.0	$75.8
Other software development cost	102.1	86.1

Total software and development costs	183.1	161.9
Accumulated amortization	(93.7)	(76.1)

Software and development costs, net	$89.4	$85.8

	For Periods Ended September 30,
	Nine Months
Depreciation and Amortization	2004	2003

		(restated)
Depreciation of property, plant and equipment	$31.7	$32.4
Amortization of other intangible assets	12.7	12.3
Amortization of software and development costs	18.3	16.2

Total	$62.7	$60.9

Amortization for other intangible assets held at September 30, 2004 is estimated to be $17.0 for 2004, $15.6 for 2005, $13.3 for 2006, $10.9 for 2007 and $6.3 for 2008.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

SEGMENT DATA

	For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003

		(restated)		(restated)
HRS
Revenue	$235.1	$211.5	$695.1	$651.1
Earnings (loss) before interest and taxes	$(1.6)	$4.3	$(11.4)	$34.9

Total assets at September 30, 2004 and December 31, 2003 before customer funds			$1,373.1	$1,381.7
Customer funds			3,296.5	3,132.1

Total assets at September 30, 2004 and December 31, 2003			$4,669.6	$4,513.8

Comdata
Revenue	$93.6	$80.1	$264.0	$238.5
Earnings before interest and taxes	$29.1	$27.1	$83.7	$78.4

Total assets at September 30, 2004 and December 31, 2003 before customer funds			$658.6	$586.1
Customer funds			13.5	9.2

Total assets at September 30, 2004 and December 31, 2003			$672.1	$595.3

Other
Revenue	$—	$—	$—	$—
Earnings before interest and taxes	$—	$—	$—	$—

Total assets at September 30, 2004 and December 31, 2003			$75.6	$53.7

Total Ceridian
Revenue	$328.7	$291.6	$959.1	$889.6
Earnings before interest and taxes	$27.5	$31.4	$72.3	$113.3
Interest income (expense), net	(0.5)	(0.8)	(1.5)	(2.1)

Earnings before income taxes	$27.0	$30.6	$70.8	$111.2

Total assets at September 30, 2004 and December 31, 2003 before customer funds			$2,107.3	$2,021.5
Customer funds			3,310.0	3,141.3

Total assets at September 30, 2004 and December 31, 2003			$5,417.3	$5,162.8

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)

SUBSEQUENT EVENTS

Disposal of SourceWeb Assets

On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. (“RSM”) for $4.0 pursuant to the terms and conditions of an Asset Purchase Agreement. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” we recorded a $9.1 pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds. The impaired assets primarily consist of a purchased software license from Ultimate and capitalized software development costs. In addition to this asset impairment, we also recorded a $19.5 pre-tax loss on disposal which comprises the fair value of the future minimum royalty obligations to Ultimate of $19.3 and $0.2 of employee severance costs.

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
September 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004. Such important factors include:

•	Our ability to attract and retain customers

•	The effect of changes in governmental regulations relating to employee benefits, taxes, funds transfer and other matters

•	Success in introducing and selling new or enhanced products and services

•	Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•	Risks associated with litigation, SEC and other governmental investigations and similar matters

•	Problems effecting system upgrades and conversions

•	Our ability to adapt to changing technology

•	Acquisition risks

•	Competitive conditions

•	International operations risks

•	Success of implementation of plans to improve performance of U.S. HRS business

•	Government regulatory changes

•	Our ability to increase operating efficiencies and reduce costs

•	Liability for failures in legal compliance

•	Relationships with key vendors and suppliers

•	Material weaknesses in our internal controls over financial reporting

You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

MANAGEMENT SUMMARY

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included elsewhere in this Form 10-Q and (ii) the consolidated financial statements and related notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 10-K/A, which we are filing concurrently with this report. We have restated our consolidated financial statements for the three and nine month periods ended September 30, 2003 as described in the note to the consolidated financial statements entitled “Restatement of Prior Period Financial Statements” contained in this report. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below under “Results of Operations — Restatement.”

Operations

Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

Our net earnings for the third quarter of 2004 amounted to $17.9 million, or 12¢ per diluted share, compared to net earnings of $19.5 million, or 13¢ per diluted share, in the same quarter of 2003. Our revenue for the third quarter of 2004 amounted to $328.7 million compared to $291.6 million in the same quarter of 2003. For the year-to-date periods ended September 30, our net earnings in 2004 amounted to $46.3 million, or 31¢ per diluted share, on revenue of $959.1 million compared to net earnings of $71.8 million, or 48¢ per diluted share, on revenue of $889.6 million in 2003. The comparisons of net earnings between these reporting periods were significantly affected by the decrease in the carrying value of our interest rate derivative instruments, which are required to be marked-to-market on a current basis and the resulting gain or loss recognized on our consolidated statements of operations. During the first nine months of 2004, rising interest rates and the expectation of future increases resulted in a reduction of the carrying value of these instruments, which reduced our gain from derivative instruments from $18.7 million in the 2003 period to $2.6 million in the 2004 period. The offsetting benefit of rising interest rates is recognized in revenue in future periods if market expectations are realized.

Further information on our consolidated financial condition, including business segment operating results, appear in the following sections of this discussion.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

Financial Condition

Balance Sheet Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Total
	Sep	Dec			Sep	Dec
	2004	2003	$	%	2004	2003
Cash and equivalents	$156.3	$124.2	32.1	25.8	19.9	18.4
Receivables, net	540.4	467.3	73.1	15.6	68.8	69.1
Other current assets	88.7	84.5	4.2	5.0	11.3	12.5
Total current assets	$785.4	$676.0	109.4	16.2	100.0	100.0
Ratio of current assets to total operating assets					37.2	33.4
Current Ratio					1.71	1.81

Capital assets	$1,238.2	$1,239.7	(1.5)	(0.1)	93.7	92.1
Investments, including derivatives	54.7	78.9	(24.2)	(30.7)	4.1	5.9
Other noncurrent assets	29.0	26.9	2.1	7.8	2.2	2.0
Total noncurrent assets	$1,321.9	$1,345.5	(23.6)	(1.8)	100.0	100.0

Total operating assets	$2,107.3	$2,021.5	85.8	4.2	38.9	39.2
Customer funds	3,310.0	3,141.3	168.7	5.4	61.1	60.8
Total assets	$5,417.3	$5,162.8	254.5	4.9	100.0	100.0

Current debt	$14.2	$6.5	7.7	118.5	3.1	1.7
Drafts and settlements payable	180.8	113.7	67.1	59.0	39.5	30.5
Other current liabilities	263.2	252.5	10.7	4.1	57.4	67.8
Total current liabilities	$458.2	$372.7	85.5	22.9	100.0	100.0

Noncurrent debt	$108.8	$157.0	(48.2)	(30.7)	28.2	38.8
Employee benefit plans	206.9	198.0	8.9	4.5	53.6	48.9
Other noncurrent liabilities	70.2	49.8	20.4	41.0	18.2	12.3
Total noncurrent liabilities	$385.9	$404.8	(18.9)	(4.7)	100.0	100.0
Total operating liabilities	$844.1	$777.5	66.6	8.6	15.6	15.1
Customer funds obligations	3,285.7	3,141.3	144.4	4.6	60.7	60.8
Stockholders’ equity	1,287.5	1,244.0	43.5	3.5	23.7	24.1
Total liabilities and stockholders’ equity	$5,417.3	$5,162.8	254.5	4.9	100.0	100.0

Total Debt	$123.0	$163.5	(40.5)	(24.8)	8.7	11.6
Stockholders’ Equity	1,287.5	1,244.0	43.5	3.5	91.3	88.4
Total Capitalization	$1,410.5	$1,407.5	3.0	0.2	100.0	100.0

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

Our operating assets increased by $85.8 million during the first nine months of 2004 as current assets increased by $109.4 million and noncurrent assets decreased by $23.6 million. Our current assets increase was due primarily to increases of $32.1 million in cash and equivalents and $73.1 million in receivables. We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.” The increase in receivables included a $77.5 million increase in Comdata trade receivables due largely to the seasonally lower level of transportation services activity at the end of the calendar year and high level at the end of the third quarter. Our noncurrent assets decreased by $23.6 million as the carrying value of our investments (including derivatives) declined by $24.2 million. The decrease in the carrying value of investments reflected both the disposition of equity securities as well as settlements and revaluation of derivative instruments. Customer funds assets increased by $168.7 million over the first nine months of 2004 as growth in customer deposits partially offset the reduction in customer funds caused by the seasonally high level of payments of customer funds obligations during the second quarter of each year.

Current liabilities increased by $85.5 million during the first nine months of 2004 as current debt increased by $7.7 million and Comdata drafts and settlements payable increased by $67.1 million. The higher level of drafts and settlements payable at September 30, 2004 compared to the amount payable at December 31, 2003 largely reflected the seasonally low level of the related Comdata transportation receivables at year-end and high levels at the end of third quarter. The increase in current debt largely represents drawings of $7.5 million by Ceridian Centrefile on its bank overdraft facility. The decrease of $18.9 million in noncurrent liabilities includes a reduction in borrowings under our Comdata receivables securitization facility of $45.0 million as well as increases related to employee benefit plans and deferred income taxes. Customer funds obligations increased by $144.4 million in concert with the increase in customer funds assets, without regard to unrealized gains added to the assets as a result of revaluing these securities at market prices. The increase of $43.5 million in stockholders’ equity is largely comprised of year-to-date net earnings of $46.3 million and unrealized gains from customer funds and currency translation of $23.5 million, further increased by $52.6 million from exercises of stock options and sales of stock to employees and reduced by $80.3 million representing the cost of reacquired Ceridian common shares held as treasury stock.

In the accompanying tables and text, we use certain abbreviations described below:

•	“SG&A expense” represents selling, general and administrative expense

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

The adjustments for capitalization and expensing of software development costs (net of amortization effects) largely resulted in the charging to expense of previously capitalized software costs, including the reversal of related amortization expense. The adjustments resulted in a decrease in pre-tax earnings of $5.0 million in the third quarter of 2003 and $11.9 million for the nine months ended September 30, 2003.

In January 2005, we determined that our interest rate and fuel price derivative contracts did not satisfy the requirements of FAS 133, and as such, did not qualify for hedge accounting treatment. The correction of accounting for these derivative instruments affected the timing of gain or loss recognition on our consolidated statements of operations. The unrealized gains and losses previously reported under hedge accounting treatment in accumulated other comprehensive income within stockholders’ equity on our consolidated balance sheets are now reported in net earnings on our consolidated statements of operations. The pre-tax earnings impact of the correction of unrealized gains and losses on derivatives instruments was a decrease of $8.2 million for the third quarter of 2003 and $3.5 million for the nine months ended September 30, 2003. The correction of accounting for realized gains and losses had no effect on pre-tax earnings but did require us to reclassify the realized gains and losses from revenue to costs and expenses. As a result of the Restatement, both realized and unrealized gains or losses on interest rate and fuel price derivative instruments now appear on our consolidated statements of operations in a line item entitled “(gain) loss on derivative instruments.”

The effect of the Restatement on the consolidated statements of operations for the three month and nine month periods ended September 30, 2003 are shown in a table in the accompanying note to our consolidated financial statements entitled “Restatement of Prior Period Financial Statements” contained in Part I, Item 1, “Financial Statements” of this report.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

Consolidated Results — Overview

Statements of Operations Third Quarter Comparisons (2003 restated)
(Dollars in millions, except per share data)	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
		(restated)				(restated)

Revenue	$328.7	$291.6	37.1	12.8	100.0	100.0

Cost of revenue	192.1	169.7	22.4	13.2	58.4	58.2

SG&A expense	110.8	86.1	24.7	28.9	33.7	29.5

R&D expense	7.0	5.0	2.0	40.4	2.1	1.7

(Gain) loss on derivative instruments	(7.9)	0.5	(8.4)	NM	(2.3)	0.2

Other expense (income)	(0.8)	(1.1)	0.3	(33.8)	(0.2)	(0.4)

Interest income	(0.7)	(0.5)	(0.2)	28.1	(0.2)	(0.2)

Interest expense	1.2	1.3	(0.1)	(9.6)	0.4	0.4

Total costs and expenses	301.7	261.0	40.7	15.6	91.9	89.5

Earnings before income taxes	27.0	30.6	(3.6)	(11.8)	8.1	10.5

Income taxes	9.1	11.1	(2.0)	(17.9)	2.8	3.8

Earnings from continuing operations	$17.9	$19.5	(1.6)	(8.3)	5.4	6.7

Diluted EPS from continuing operations	$0.12	$0.13	(0.01)	(7.7)

Statements of Operations Year-To-Date September 30 Comparisons (2003 restated)
(Dollars in millions, except per share data)	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
		(restated)				(restated)

Revenue	$959.1	$889.6	69.5	7.8	100.0	100.0

Cost of revenue	547.0	513.5	33.5	6.5	57.0	57.7

SG&A expense	325.0	269.5	55.5	20.6	33.9	30.3

R&D expense	19.9	13.3	6.6	50.3	2.1	1.5

(Gain) loss on derivative instruments	(2.6)	(18.7)	16.1	86.2	(0.3)	(2.1)

Other expense (income)	(2.5)	(1.3)	(1.2)	NM	(0.3)	(0.1)

Interest income	(1.7)	(1.5)	(0.2)	14.5	(0.2)	(0.2)

Interest expense	3.2	3.6	(0.4)	(10.6)	0.3	0.4

Total costs and expenses	888.3	778.4	109.9	14.2	92.6	87.5

Earnings before income taxes	70.8	111.2	(40.4)	(36.3)	7.4	12.5

Income taxes	24.5	39.4	(14.9)	(37.8)	2.6	4.4

Earnings from continuing operations	$46.3	$71.8	(25.5)	(35.5)	4.8	8.1

Diluted EPS from continuing operations	$0.31	$0.48	(0.17)	(35.4)

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

Our consolidated revenue increased by $37.1 million in the quarterly comparison with $23.6 million of the increase coming from HRS and $13.5 million coming from Comdata. In the year-to-date comparison, our consolidated revenue increased by $69.5 million with $44.0 million of the increase coming from HRS and $25.5 million coming from Comdata.

The following factors had the most significant impacts on our HRS revenue performance:

•	More revenue from LifeWorks and benefits services and new payroll services

•	Benefits from changes in currency exchange rates on our international revenue

•	Increased revenue due to higher levels of invested customer funds and rising yields

•	The recognition in December 2003 of $9.2 million of W-2 revenue which previously would have been recognized in the first quarter of 2004

The following factors had the most significant impacts on our Comdata revenue performance:

•	Continued growth in Comdata’s retail cards in use and transaction volume

•	Higher transportation card transaction volume and fuel prices

Interest income and interest expense, which are not allocated to our business segments, both remained at the same level in the 2004 quarterly and year-to-date periods as in 2003.

Our total costs and expenses, excluding net interest, increased by $41.0 million in the quarterly comparison and $110.5 million in the year-to-date comparison. HRS costs and expenses, excluding net interest, increased by $29.5 million in the quarterly comparison and $90.3 million in the year-to-date comparison. Comdata costs and expenses, excluding net interest, increased by $11.5 million in the quarterly comparison and $20.2 million in the year-to-date comparison. The principal factors affecting the comparison of total costs and expenses included:

•	Changes in the carrying value of interest rate derivative instruments

•	Higher HRS technology support and implementation expenses

•	Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•	Higher pension costs

•	Higher internal investigation and Sarbanes-Oxley compliance costs

•	Additional costs related to higher Comdata retail card sales and processing revenue

Further information on revenue and costs and expenses appear in the following section entitled “Business Segment Results.”

Our effective tax rates for the quarterly and year-to-date 2004 periods were 33.9% and 34.6%. For the comparative 2003 periods, our effective tax rate was 36.4% for the third quarter and 35.5% for first nine months of the year.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

     Business Segment Results

Segment Third Quarter Comparisons (2003 restated)
(Dollars in millions)
	Amount		Inc (Dec)		% of Revenue
	2004	2003 (restated)	$	%	2004	2003 (restated)

Revenue

HRS	$235.1	$211.5	23.6	11.2	71.5	72.5

Comdata	93.6	80.1	13.5	16.8	28.5	27.5

Total	$328.7	$291.6	37.1	12.8	100.0	100.0

EBIT*

HRS	$(1.6)	$4.3	(5.9)	NM	(0.6)	2.0

Comdata	29.1	27.1	2.0	7.2	31.1	33.9

Total	$27.5	$31.4	(3.9)	(12.4)	8.4	10.8

Segment Year-To-Date September 30 Comparisons (2003 restated)
(Dollars in millions)
	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
		(restated)				(restated)

Revenue

HRS	$695.1	$651.1	44.0	6.8	72.5	73.2

Comdata	264.0	238.5	25.5	10.7	27.5	26.8

Total	$959.1	$889.6	69.5	7.8	100.0	100.0

EBIT*

HRS	$(11.4)	$34.9	(46.3)	NM	(1.7)	5.4

Comdata	83.7	78.4	5.3	6.8	31.7	32.9

Total	$72.3	$113.3	(41.0)	(36.2)	7.5	12.7

*We measure the financial performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue from our HRS business increased by $23.6 million in the third quarter and $44.0 million in the first nine months of 2004 over the amounts reported in the same periods of 2003. Revenue from U.S. operations increased by $15.7 million in the quarterly comparison and $26.9 million in the year-to-date comparison as payroll and tax services contributed $8.9 million to the quarterly comparison and $11.2 million to the year-to-date comparison. Both comparisons benefited from increases in investment income from customer funds and tax service fees as well as growth in our Payments Solutions service. As previously reported, the acceleration of W-2 information delivery to customers of U.S. operations, made possible by technological advances and first accomplished at the end of 2003, resulted in the recognition of $9.2 million of revenue in December 2003 that would otherwise not have been recognized until the first quarter of 2004. Growth in revenue from the LifeWorks contract with the U.S. Armed Services was the principal factor in increases in LifeWorks revenue of $4.7 million in the quarterly comparison and $11.3 million in the year-to-date comparison. Higher revenue for COBRA and flexible spending account services resulted in increases to benefits services operations revenue of $2.1 million in the quarterly comparison and $4.4 million in the year-to-date comparison.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

Our HRS revenue includes investment income from invested customer funds that constitutes a component of our compensation for providing services to those customers. Investment income from invested customer funds increased by $4.9 million in the quarterly comparison to $19.1 million in 2004 from $14.2 million in 2003 and by $7.1 million in the year-to-date comparison to $54.6 million in 2004 from $47.5 million in 2003 due to higher average balances of invested customer funds and rising yields. In the quarterly comparison, higher average balances contributed $1.7 million to the increase in investment income and higher interest rates contributed $3.2 million. The average balance of invested customer funds during the third quarter of 2004 rose by $222.7 million or 11.3% over the average balance for the third quarter of 2003. In the year-to-date comparison, higher average balances contributed $6.3 million to the increase in investment income and higher interest rates contributed $0.8 million. The average balance of invested customer funds during the 2004 year-to-date period rose by $287.4 million or 13.0% compared to the 2003 year-to-date period. The higher average invested balance reflected the continued success of our introduction of our Payment Solutions service where we make compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers.

Ceridian Canada revenue increased by $2.0 million to $33.3 million from $31.3 million in the quarterly comparison and by $8.5 million to $99.7 million from $91.2 million in the year-to-date comparison due largely to the effect of currency rate changes of $1.4 million in the quarterly comparison and $8.6 in the year-to-date comparison. Without regard to currency rate changes, revenue increased in both comparisons due to improved order performance and customer retention. The year to date comparison was negatively effected by a $2.0 million decrease in revenue from invested customer funds.

Revenue from Ceridian Centrefile operations increased by $5.9 million to $22.7 million from $16.8 million in the quarterly comparison and by $8.6 million to $67.8 million from $59.2 million in the year-to-date comparison as changes in currency exchange rates added $1.8 million to the quarterly comparison and $7.3 million to the year-to-date comparison. Without regard to the currency rate changes, revenue in both comparisons benefited from an increase in the number of customer employees, improved customer retention and the commencement of new outsourcing contracts.

Total costs and expenses, excluding net interest, for our HRS business increased by $29.5 million in the quarterly comparison and $90.3 million in the year-to-date comparison due primarily to changes in the carrying value of interest rate derivative instruments held for our U.S. operations, which are reported as (gain) loss on derivative instruments within costs and expenses. During the third quarter of 2004, the gain from interest rate derivative instruments amounted to

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

$9.4 million compared to a gain of $0.3 million during the third quarter of 2003, which decreased HRS costs and expenses by $9.1 million. In the year-to-date comparison, the 2004 period reported a $5.1 million gain while the 2003 period reported a $19.5 million gain, which increased HRS costs and expenses by $14.4 million. The changes in carrying value of these derivatives largely reflected a change in market expectations for future interest rates from falling in 2003 to rising in 2004. Without regard to the changes in (gain) loss from derivative instruments, HRS total costs and expenses, excluding net interest, increased by $38.7 million in the quarterly comparison and by $75.9 million in the year-to-date comparison.

For U.S. operations, total costs and expenses, excluding net interest, increased by $24.3 million in the quarterly comparison including an increased gain on derivative instruments of $9.1 million. Excluding the effect of this gain, the remaining quarterly increase of $33.4 million included $12.0 million for cost of revenue, $5.6 million for selling expense and $11.7 million for general and administrative expense. R&D expense increased by $1.7 million and other expense (income) increased by $2.4 million in the quarterly comparison. Other expense (income) included gains from sales of Ultimate and USIH common stock of $1.0 million during the third quarter of 2004 compared to gains of $3.4 million in the third quarter of 2003. In the year-to-date comparison, total costs and expenses, excluding net interest, for U.S. operations increased by $75.0 million of which $14.4 million related to the change in (gain) loss on derivative instruments. Of the remaining year-to-date increase of $60.6 million, $14.4 million related to cost of revenue, $13.1 million related to selling expense and $25.3 million related to general and administrative expense. R&D expense increased by $5.9 million, due to a higher level of software development efforts, and other expense (income) increased by $1.8 million. Other expense (income) included gains of $4.5 million from sales of Ultimate and USIH common stock during the first nine months of 2004 compared to $3.4 million during the same period of 2003. Also included in other expense (income) was a $2.3 million software impairment loss in the first quarter of 2004.

Cost of revenue for U.S. operations increased by $12.0 million in the quarterly comparison and $14.4 million in the year-to-date comparison primarily due to increased costs in payroll and tax filing services of $6.8 million in the quarterly comparison and $7.9 million in the year-to-date comparison. Both comparisons for payroll and tax filing included higher technology support costs and a higher level of installation efforts. These cost increases were offset in part by cost reductions of $1.5 million in the quarterly comparison and $4.5 million in the year-to-date comparison resulting from the reassignment of certain personnel from production operations to selling operations. LifeWorks experienced increased cost of revenue of $2.8 million in the quarterly comparison and $4.4 million in the year-to-date comparison related to the additional revenue from the U.S. Armed Services contract referred to above. Benefits services operations cost of revenue increased by $2.4 million in the quarterly comparison and $2.1 million in the year-to-date comparison due to growth in COBRA and flexible spending services. The year-to-date increase was reduced by cost reductions associated with the consolidation of other operations with our Florida operation completed in 2003.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

SG&A expense for U.S. operations increased by $17.4 million in the quarterly comparison and $38.5 million in the year-to-date comparison due primarily to a higher level of and an increased emphasis on implementation of new orders and higher levels of compensation and benefits. The increase in selling expense of $5.6 million in the quarterly comparison and $13.1 million in the year-to-date comparison reflected additional costs of $1.5 million in the quarterly comparison and $7.9 million in the year-to-date comparison related to additional staffing, including the transfer of personnel from production positions to selling positions. The remainder of the increase in both comparisons was largely due to higher staff support costs. General and administrative expense increased by $11.7 million in the quarterly comparison and $25.3 million in the year-to-date comparison as incremental spending on the Audit Committee Investigation and Sarbanes-Oxley compliance added $5.5 million in the quarterly comparison and $6.4 million in the year-to-date comparison. Corporate allocations of pension costs contributed an additional $1.0 million to the quarterly comparison and $3.4 million to the year-to-date comparison. The remaining increase in both comparisons was largely due to higher compensation and staff support costs.

Total costs and expenses for Ceridian Canada increased by $1.1 million in the quarterly comparison and $8.5 million in the year-to-date comparison as currency rate changes contributed $1.2 million to the quarterly comparison and $6.9 million to the year-to-date comparison. The year-to-date comparison reflected severance costs of $1.8 million recorded in the first quarter of 2004; and this action provided some cost reduction benefit to the quarterly comparison that helped offset higher selling expense resulting from increased marketing efforts in 2004.

Total costs and expenses for Ceridian Centrefile increased by $4.1 million in the quarterly comparison and $6.9 million in the year-to-date comparison as currency rate changes contributed $3.0 million to the quarterly comparison and $7.9 million to the year-to-date comparison. The year-to-date comparison reflected severance costs of $1.0 million recorded in the first quarter of 2004, and this action provided some cost reduction benefit to the quarterly comparison.

Comdata

Comdata revenue grew by $13.5 million in the quarterly comparison and $25.5 million in the year-to-date comparison due primarily to increased revenue from retail card sales and processing. For arrangements that include retail card sales and related services, revenue from the card sale and the related services is deferred at the time of delivery of the cards or service. Revenue from both retail card sales and related services is substantially recognized within a six-month period after activation of the card. Therefore, the increased revenue in the comparisons largely reflected sales of retail cards and related services in late 2003. Revenue from retail card sales and related services recognized during the comparative quarters increased by $8.0 million while revenue recognized during the comparative year-to-date periods increased by $17.6 million. Gross billable fees for card sales and related services increased by $5.6 million in the quarterly comparison and $10.5 million in the year-to-date comparison reflecting the addition of new customers and increasing usage of retail cards. Over-the-road transportation services revenue increased by $3.4 million in the quarterly comparison and $8.0 million in the year-to-date comparison as higher fuel prices contributed $1.8 million to the quarterly and $3.7 million to the year-to-date comparisons. The remainder

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

of the increase in the quarterly comparison of over-the-road revenue related primarily to an increase in transportation card transaction volume, including the BusinessLink product.

Comdata’s costs and expenses, excluding net interest, increased by $11.5 million in the quarterly comparison and $20.2 million in the year-to-date comparison as cost of revenue increased $7.1 million in the quarterly comparison and $12.3 million in the year-to-date comparison and other expenses increased $4.4 million in the quarterly comparison and $7.9 million in the year-to-date comparison. Higher levels of retail card sales and processing revenue resulted in increases to cost of revenue of $6.5 million to the quarterly comparison and $12.6 million in the year-to-date comparison. Bad debt expense in SG&A expense decreased by $0.8 million in the quarterly comparison and, largely due to the provision for a particular doubtful account in the first quarter of 2003, decreased by $2.1 million in the year-to-date comparison. On a year-to-date basis, selling expense increased by $0.8 million due primarily to higher commissions. Incremental spending on the Audit Committee Investigation and Sarbanes-Oxley compliance added $1.0 million to the quarterly and $1.3 million to the year-to-date general and administrative expense. Corporate allocations of pension costs included in general and administrative expense contributed $0.3 million to the quarterly comparison and $1.1 million to the year-to-date comparison. The third quarter of 2004 included an increase of $2.7 million of incentive compensation and business meetings expense compared to the third quarter of 2003. The loss on fuel price derivative instruments increased in the quarterly comparison by $0.7 million to $1.5 million in 2004 from $0.8 million in 2003 and in the year-to-date comparison by $1.7 million to $2.5 million in 2004 from $0.8 million in 2003. Other increases in operating expenses related primarily to contracted services and R&D expenses in both comparisons.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

FINANCIAL CONDITION

CASH FLOWS

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)	Nine Months Ended September 30,
	2004	2003	Change
	(restated)

Operating activities	$152.2	$82.9	$69.3

Investing activities	(48.7)	(30.7)	(18.0)

Financing activities	(73.9)	(54.5)	(19.4)

Effect of exchange rate changes on cash	2.5	3.1	(0.6)

Net cash flows provided (used)	$32.1	$0.8	$31.3

Cash and equivalents at 9/30/04 and 12/31/03	$156.3	$124.2	$32.1

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)	Nine Months Ended September 30,
	2004	2003	Change
	(restated)

Earnings from continuing operations	$46.3	$71.8	$(25.5)

Provision for deferred income taxes	1.1	(3.4)	4.5

Depreciation and amortization	62.7	60.9	1.8

Unrealized (gain) loss on derivative instruments	20.6	4.2	16.4

Contributions to retirement plan trusts	—	(29.2)	29.2

Other reconciling items	13.6	9.8	3.8

From continuing operations earnings	144.3	114.1	30.2

From continuing operations working capital activities	7.9	(31.2)	39.1

Cash flows provided by operating activities	$152.2	$82.9	$69.3

Cash Balances

Our cash and equivalents increased by $32.1 million to $156.3 million during the first nine months of 2004. Our net cash flows provided by operating activities amounted to $152.2 million as we used operating cash flows and cash balances to fund investing activities, repurchases of our common stock and payment on our securitization facility. Our net cash flows provided by operating activities amounted to $82.9 million for the first nine months of 2003 as cash inflows from continuing operations earnings of $114.1 million exceeded cash outflows associated with an investment in net working capital of $31.2 million.

Operating Activities

Net cash inflows from operating activities grew by $69.3 million to $152.2 million during the first nine months of 2004 compared to $82.9 million during the first nine months of 2003. Net cash inflows from continuing operations earnings contributed $30.2 million to the increase while changes in working capital items contributed $39.1 million. We discussed the factors that determined the operating cash inflows from earnings activities in the previous section of this

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

discussion called “Results of Operations.” Higher cash inflows from Comdata drafts and settlements payable increased cash flows from working capital activities by $49.8 million in the first nine months of 2004 compared to the same period in 2003. This was offset by an increase in trade receivables during the first nine months of 2004 than in the comparable 2003 period by $43.1 million. We also received a tax refund of $16.5 million during the first quarter of 2004 related to our $75.0 million contribution to our principal pension plan made during the fourth quarter of 2003.

Investing Activities

During the first nine months of 2004, we made capital expenditures of $21.7 million for property and equipment and $24.2 million for software and development costs. The respective amounts for 2003 were $22.1 million and $19.6 million. During March 2003, at the request of Ultimate, we paid $3.0 million to Ultimate to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered common shares at a price of $4.00 per share. In June 2003, we received cash of $10.9 million for assets sold relative to two sale and leaseback transactions involving data storage equipment. During the first nine months of 2004 we sold 193,289 shares of Ultimate common stock and recorded a gain of $1.6 million. Proceeds from the sale of Ultimate stock amounted to $2.4 million. During the first nine months of 2004 we also sold 582,758 shares of USIH common stock and recorded a gain of $2.9 million with proceeds amounting to $8.7 million which was received in July 2004. We also acquired a customer base for COBRA services from a major insurance company for $0.9 million near the end of the first quarter of 2004. Investing cash flows also included an expenditure of $11.0 million in April 2004 for the acquisition of RSI, $0.7 million for ITS and $1.5 million for a minority interest in ProfitPoint, Inc. in July 2004. We describe these transactions further in the note to our consolidated financial statements entitled “Investing Activity.”

Financing Activities

During the first six months of 2004, we paid $80.3 million to repurchase 4,012,400 shares of our common stock on the open market at an average net price of $20.01 per share under an existing stock repurchase program. We made no additional purchases during the third quarter of 2004. During the first nine months of 2003, we repurchased 1,844,100 shares of our common stock for $28.8 million on the open market at an average net price of $15.60 per share. Of the 1,844,100 total shares repurchased, 25,000 of the shares were repurchased in late September 2003 for $0.5 million and payment did not occur until October 2003. We provide further information on our stock repurchase program in the following section entitled “Liquidity and Capital Resources” and in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report. We provide further information on changes in debt financing in the note to our consolidated financial statements entitled “Financing.”

Proceeds from exercises of stock options and employee stock plan purchases amounted to $47.3 million during the first nine months of 2004 compared to $25.2 million in the first nine months of 2003 due to higher market prices for Ceridian stock in 2004. During the first nine months of 2004, we paid down our Comdata receivables securitization facility by $45.0 million and capital lease obligations by $3.0 million. During the first nine months of 2004, Ceridian Centrefile increased

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

borrowings from its overdraft facility by $7.5 million principally to fund the retirement of an intercompany note held by Ceridian Canada.

During the third quarter of 2003, we paid off the remaining $40.0 million of advances on our domestic revolving credit facility and reduced our borrowings on our Comdata receivables securitization facility by $10.0 million.

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

We have been opportunistically repurchasing Ceridian common stock under a program approved by our Board of Directors effective July 24, 2002 that authorized the repurchase of up to 12,500,000 Ceridian common shares. During the first nine months of 2004, we repurchased 4,012,400 shares for a total of $80.3 million. As of September 30, 2004, we were authorized to purchase up to 6,350,500 additional shares of our common stock under the authorization from our Board of Directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

At September 30, 2004, our committed credit arrangements included a domestic revolving credit facility that provides up to $350.0 million for a combination of advances of which up to $50.0 million can be used for letters of credit until March 2006. In addition at September 30, 2004, we had a $150.0 million receivables securitization facility with a term ending in June 2005, which uses selected Comdata trade receivables as collateral for borrowing. In May 2004, Ceridian Centrefile replaced its £3.0 million overdraft facility with a £6.5 million overdraft facility available through February 2005.

As of September 30, 2004, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $347.7 million of which we have designated $95.0 million as backup to the Comdata receivables securitization facility. We are in compliance with all covenants related to these facilities. These covenants require that our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any quarter, and the ratio of

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. These covenants also limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures, among other things. We amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver this report and our Form 10-Q for the second quarter of 2004 to our lenders without the delayed delivery constituting a default under these agreements.

As of September 30, 2004, there have been no material changes since December 31, 2003 to our off-balance-sheet financing or the Table of Contractual Commitments and Contingencies presented in the Liquidity and Capital Resources section of “Management’s Discussion of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2003 Form 10-K/A.

Critical Accounting Policies

Our critical accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2003 Form 10-K/A. There have been no changes to these policies that materially affected this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue. The fair value of our interest rate derivative instruments was $37.0 million at September 30, 2004 and $55.7 million at December 31, 2003. The September year-to-date payments received from interest rate derivative contracts amounted to $23.0 million in 2004 and $23.2 million in 2003. There has been no material change in our interest rate market risk during the three-month period ended September 30, 2004.

We also face market risk exposure due to variability in the prices of diesel fuel. In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased. As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly. In March 2004, Comdata entered into fuel price derivative contracts to swap the floating price of fuel for an average fixed price of $1.51 per gallon. These contracts had the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the period July 1 to December 31, 2004. The carrying amount of the fuel price derivatives at September 30, 2004 was a liability of $1.9 million, representing the expected aggregate future payments to the counterparty over the term of the contracts.

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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

We carried out a separate evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of September 30, 2004. As a result of the material weaknesses identified above, we concluded that as of September 30, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, to address the material weaknesses described above, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this Form 10-Q. Accordingly, management believes that the

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As discussed above, in the third quarter of 2004 we began to remediate identified deficiencies in our internal control over financial reporting. Other than such actions to remediate such deficiencies in our internal controls as noted above, there have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

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
September 30, 2004

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

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the Audit Committee Investigation. We kept the SEC advised on a regular basis of the Audit Committee Investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. We are fully cooperating with the SEC and are in the process of responding to the SEC’s additional document request.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our repurchases of our common stock during the three months ended September 30, 2004.

				Total Number of	Maximum Number of
				Shares Purchased	Shares that May Yet
				as Part of Publicly	Be Purchased Under
	Total Number of		Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs (1)	Programs (1)
Month #1 (July 1, 2004- July 31, 2004)	—		—	—	6,350,500

Month #2 (August 1, 2004- August 31, 2004)	3,329	(2)	$18.00	—	6,350,500

Month #3 (September 1, 2004- September 30, 2004)	974	(2)	$18.8854	—	6,350,500

Total:	4,303	(2)	$18.2004	—	6,350,500

(1)	On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased. We disclosed this repurchase program in our periodic reports filed with the SEC, including the 2003 Form 10-K/A. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 6,350,500 shares as of October 1, 2004; the repurchase program has no set expiration or termination date.

(2)	4,303 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

Item 6. Exhibits

     (a) Exhibits.

10.01	Amendment No. 3 to Receivables Purchase Agreement and Amendment No. 1 to Performance Undertaking entered into as of August 4, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA

10.02	Amendment No. 4 to Receivables Purchase Agreement and Amendment No. 2 to Performance Undertaking entered into as of September 30, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA

10.03	Second Amendment to Credit Agreement dated as of August 4, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.04	Third Amendment to Credit Agreement dated as of September 30, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.05	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).

10.06	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).

10.07	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.14 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.08	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.09	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

10.10	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.11	Amendment No. 5 to Receivables Purchase Agreement and Amendment No. 3 to Performance Undertaking entered into as of November 9, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA

10.12	Amendment No. 6 to Receivables Purchase Agreement and Amendment No. 4 to Performance Undertaking entered into as of December 31, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA

10.13	Amendment No. 7 to Receivables Purchase Agreement and Amendment No. 5 to Performance Undertaking entered into as of January 14, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA

10.14	Fourth Amendment to Credit Agreement dated as of November 9, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.15	Fifth Amendment to Credit Agreement dated as of December 31, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.16	Sixth Amendment to Credit Agreement dated as of January 14, 2005 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2004

32.02.	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION Registrant

Date: February 18, 2005	/s/ L. D. Gross

L. D. Gross Vice President and Corporate Controller (Principal Accounting Officer)