Form 10-K
period 2004-12-31
CERIDIAN CORP /DE/
filed 2005-04-21
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-15168

CERIDIAN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	41-1981625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock of Ceridian held by non-affiliates of Ceridian on June 30, 2004 was $3,340,012,388, based on the closing sales price of Ceridian common stock as reported on the New York Stock Exchange on June 30, 2004.

The number of shares of Ceridian common stock outstanding as of March 31, 2005 was 149,729,131.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 26, 2005:
Part III

CERIDIAN CORPORATION
Annual Report on Form 10-K
For the fiscal year ended December 31, 2004

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

We own or have the rights to various trademarks, trade names or service marks, including the following: BusinessLink™, Ceridian Corporation and logo, Ceridian®, Comchek®, Comchek eCash®, Comdata Corporation® and logo, Comdata®, LifeWorks®, and Stored Value Systems® and logo. The trademarks American Express®, Discover®, MasterCard®, Visa® and Windows®referred to in this report are the registered trademarks of others.

Item 1.                        Business

General

Ceridian Corporation was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

Ceridian Corporation is an information services company principally in the human resource, transportation and retail markets. Our human resource solutions business enables customers to outsource a broad range of employment processes, from recruitment and applicant screening, to payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, to post-employment COBRA, HIPAA, and retirement plan administration. We have human resource solutions operations primarily in the United States, Canada and the United Kingdom. Our Comdata business provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards.

Ceridian Corporation was formed as a result of the spin-off of the human resource solutions division and human resource solutions and Comdata subsidiaries of Arbitron Inc., formerly known as Ceridian Corporation (which entity is referred to in this report as “Ceridian’s predecessor”). On March 30, 2001, we became an independent public company when Ceridian’s predecessor distributed all of our outstanding common stock to its stockholders in a tax-free spin-off transaction (which transaction is referred to in this report as the “spin-off” or the “Arbitron spin-off”). Despite the legal form of the spin-off, because of the relative significance of our businesses to Ceridian’s predecessor, we are considered the divesting entity and treated as the “accounting successor” to Ceridian’s predecessor for financial reporting purposes. As used in this report, references to “Ceridian,” the “Company,” “we,” “our” or “us” mean Ceridian Corporation, formerly known as New Ceridian Corporation, together with our consolidated subsidiaries, and include the historical operating results and activities of the businesses and operations that constituted Ceridian’s predecessor prior to the spin-off, as well as the continuing operations of the operations that were transferred to us by Ceridian’s predecessor in the spin-off, unless the context otherwise indicates.

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

Human Resource Solutions

The businesses comprising our human resource solutions business (referred to in this report as “HRS”) offer a broad range of managed human resource solutions designed to help companies maximize the value of their people by more effectively managing their work forces and the information that is integral to human resource processes. Our human resource management products and services are provided principally in the United States, Canada and the United Kingdom. HRS’s revenue for the years ended December 31, 2004, 2003 and 2002 was as follows:

2004	2003	2002
$964.4 million	$894.2 million	$847.3 million

In 2004, about 71.0% of our HRS revenue came from payroll processing and tax filing services, 15.2% from benefits services and 13.8% from employee assistance programs. Further, about 75.9% of our 2004 HRS revenue was from operations located in the United States, about 14.6% from Canada, and about 9.5% from the United Kingdom.

Because the volume of payroll items processed increases in the fourth quarter of each year in connection with employers’ year-end reporting requirements, and because the amount of tax filing deposits also tends to be greatest in the first quarter, our HRS revenue and profitability tend to be greater in those quarters.

Our HRS revenue includes investment income earned in lieu of fees from customer deposits temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. About $75.6 million of revenue in 2004 was attributable to this investment income earned in lieu of fees. All customer funds temporarily held by us are held in either a trust or in segregated accounts. Funds from U.S. customers are invested primarily in money market mutual funds, short-term repurchase agreements with high quality counterparties, U.S. Treasury and Agency securities, AAA rated asset and mortgage backed securities, and corporate bonds rated A3/A- or better. Funds from Canadian customers are invested primarily in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset backed trusts and mortgages. The maturity of these investments is carefully managed to meet the related payment obligations. Investment income is earned on these funds in lieu of charging additional fees to our customers. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of customer deposits held.

Market

The market for human resource solutions covers a comprehensive range of information management, human resource administration and employee assistance services and software. These products and services include:

•       transaction-oriented administrative services and software products, primarily in areas such as payroll processing, tax filing and benefits enrollment and administration; and

•       management support services and software, primarily in areas such as recruiting and human capital management, human resource administration, regulatory compliance, work-life and employee assistance programs.

We believe that the market for these solutions will continue to grow as organizations seek to reduce costs, improve productivity and add services for employees by outsourcing administrative services and further automating internal processes. We also believe the demand for human resource solutions will increase as organizations seek assistance in maintaining their compliance with the increasing scope and complexity of laws and regulations governing businesses and increasingly complicated work-life issues faced by employers and employees.

We generally classify customers in the human resource solutions market by employer size into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer*	Typical Characteristics
Small	Fewer than 350 employees	Tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another
Corporate	350 to 5,000 employees

Human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services

Enterprise	Over 5,000 employees

Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services—has the greatest reliance on their integral legacy systems which increase integration complexity and challenge outsourcing and migration decisions

*                    This column of the table reflects the employer size of U.S. customers in 2004. In Canada and the United Kingdom, the employer segment sizes are typically smaller, although the characteristics of such segments are similar in nature.

We believe, however, that with regard to any size employer, a provider of a core transaction-based service, such as payroll processing or tax filing services, is afforded attractive opportunities to complement that core service with additional products and services that are natural adjuncts to that service, such as time and labor management, COBRA and HIPAA compliance administration, flexible spending account administration, employee self-service, benefits eligibility and enrollment, employee assistance and work-life services, and retirement plan administration. Our ability to wrap value-added services around a core service or product in an integrated manner will, we believe, lead to revenue growth and our ability to achieve higher margins. Further, we believe that customers are increasingly seeking providers that can take responsibility for entire human resource management processes. These human resource outsourcing (referred to in this report as “HRO”) relationships transfer responsibility for managing each core process from the employer to the provider. In 2003, we began entering into HRO arrangements with larger customers. Although these HRO arrangements are expected to reduce our margins in the short term, we believe that our ability to continue to assume responsibility for our clients’ HR processes in HRO relationships will over time further expand long-term growth in revenue and margins for this business.

Products and Services

Our human resource management solutions include:

•       payroll processing and integrated human resource information systems solutions;

•       tax filing services;

•       benefits administration, qualified retirement and other plan administration and regulatory compliance services; and

•       work-life and employee assistance programs.

Payroll Processing and Integrated Human Resource Information Systems Solutions.   Our payroll processing for customers in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries. For certain business customers, we may handle the transmission of customer payroll funds to the customer’s employees. We also supply quarterly and annual social security, Medicare and federal, state and local income tax withholding reports and forms that are required to be filed by employers and employees.

We provide human resource information systems (commonly referred to as “HRIS”) solutions that serve as a “front-end” to our payroll processing system, allowing our customers to utilize a common database for both payroll and other HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, time and labor management, government compliance, compensation analysis and benefits administration. We also provide HRIS solutions that incorporate open, industry standard technology, are scalable, and can be utilized with an existing interface as a front-end for our payroll processing and tax filing services.

Our HR/Payroll product suite (Source 500) provides an integrated HR/payroll and benefits solution with outsourced payroll and tax filing services to customers primarily in the corporate and enterprise customer markets. It is available in a hosted “application service provider” environment (HR/Payroll Assist) or can be managed in-house as an installed application. Our hosted solutions provide customers with secure 24/7 access to our solutions using a standard web browser.

Our HR/Payroll Web product (eSource) is a web-enabled, fully hosted integrated payroll and human resource administration solution, designed specifically for the corporate and enterprise customer markets. Ceridian’s HR/Payroll Web product also includes integrated time management and self-service features, as well as wage attachments and disbursements, Internet payroll management, and customization features within the core product offering.

We also provide Internet and phone-in payroll processing, tax filing, unemployment compensation management and related services for small employers located in the United States and Canada. Our Small Business HR/Payroll product is a web-based solution that allows customers to complete payroll transactions via the Internet. The Small Business HR/Payroll product also provides small businesses with access to services, such as new hire reporting, tax filing, direct deposit, optional benefits programs, unemployment filing and special reports services that were previously only available to larger companies.

Tax Filing Services.   Our payroll tax filing services for customers in the United States consist primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns and handling related regulatory correspondence and amendments. Our tax filing services are provided not only to employers who utilize our payroll processing service, but also to local and regional payroll processors and stand alone tax services provided directly to employers. Payroll-related tax filing services are typically priced on a fee-per-item-processed basis.

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

Our qualified plan administration services include 401(k) plan administration, profit sharing plan administration, defined benefit plan administration, employee stock ownership plan administration and Qualified Domestic Relations Order and medical support order administration.

Work-Life and Employee Assistance Programs.   We provide customers and their employees (and the U.S. military) with a single source for fully integrated work-life and employee assistance programs to clients of all sizes. Services are delivered through on-line access and telephonically, and through face-to-face meetings provided by referral resources.

The services and programs we provide may be customized to meet an individual customer’s particular needs. Our portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information on-line to comprehensive “person-to-person” consultation and referral services. Also included are specialized service options, such as assistance with college selection, elder care assessment and facility review services, and health and wellness services. These services address employee effectiveness issues and seek to improve employee retention and productivity, and to reduce absenteeism as well as increase the customers’ recruitment success. Consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/supervisory and education/schooling issues. We have also entered into arrangements with some service and product providers to provide additional leading edge services and expertise to our customers.

International Operations

Our international HRS operations are primarily conducted in the United Kingdom, through Ceridian Centrefile Limited, and in Canada, through Ceridian Canada Ltd. Ceridian Centrefile Limited provides human resource services, payroll processing services, HRIS solutions, work-life and employee assistance programs and recruitment services primarily in the United Kingdom. Ceridian Centrefile’s services generally do not involve the handling or transmission of customer funds. In a very few instances, Ceridian Centrefile holds client funds for a short period of time in non-interest bearing segregated accounts prior to disbursement pursuant to Ceridian Centrefile’s client’s instructions.

Ceridian Canada’s operations provide payroll processing services, HRIS solutions, tax filing services, work-life and employee assistance programs and recruitment services to its customers. Ceridian Canada handles payroll as well as tax filing funds for our Canadian customers. These Canadian operations collect payroll and payroll tax amounts from customers and remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees’ bank accounts. As a result, revenue from our payroll processing services in Canada includes investment income received in lieu of fees from temporarily holding these amounts in trust. We also charge fees for services to our Canadian customers that are similar in nature to those provided in the United States.

We have begun to expand our international payroll services into other countries, principally in Europe, by engaging partners within a country to provide us with payroll administration and processing services for that country. We in turn have contracted with multinational customers for their international requirements, and deliver a fully outsourced payroll service to these customers.

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

Customer retention is an important factor in the amount and predictability of revenue and profits in our HRS businesses. The length of time it takes for a contract to become profitable depends on a number of factors such as the pricing of the contract, the number of employees covered by the contract, the complexity of the services involved, the amount of customization of services required and the number of locations in which the customer’s employees are located. The longer we are able to retain a customer, the more profitable that contract will likely be.

Sales and Marketing

Payroll processing, tax filing and human resource management services are marketed in the United States through our direct sales force operating throughout the country. We currently utilize, and seek to develop other, cooperative marketing relationships with other companies offering products or services that complement our businesses as well as informal and formal marketing alliances with human resource consulting firms and other outsourcing firms. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts, such as web marketing, telemarketing, direct mail and trade shows. Our international operations located in the United Kingdom and Canada utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts.

We utilize cooperative marketing relationships with other companies offering products or services that complement our businesses as well as informal marketing alliances with human resource consulting firms. We are exploring similar cooperative arrangements with other software, broker and human resource services providers. We are also seeking to further integrate and coordinate the sales and marketing efforts of our businesses and to sell a greater variety of our products and services to the customers of our various businesses.

Competition

The human resource solutions industry is highly competitive. Competition comes from national, regional and local third party transaction processors, as well as from software companies, consulting firms, governments, enterprise wide providers of financial services, complete enterprise outsourcing providers, including information technology providers, and internally developed and operated systems and software.

We believe that the majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported in-house, with the remainder supported by third party providers. In the United States, Automatic Data Processing, Inc. (“ADP”) is the largest third party provider of payroll processing in terms of revenue, with Paychex, Inc. and Ceridian comprising the other two large, national providers in terms of revenue. ADP serves all sizes of employers, while Paychex generally focuses on small employers. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration, 401(k) processing services or financial institutions may expand further into outsourced payroll processing. In the United Kingdom, we believe that our Ceridian Centrefile subsidiary is the second largest outsourced payroll processing provider in terms of revenue, competing with several other national providers, including a subsidiary of ADP and a division of Northgate Information Solutions, and local providers. In Canada, we believe that our Ceridian Canada subsidiary is the second largest outsourced payroll processing provider in terms of revenue, facing a similar competitive environment as in the United Kingdom. Competition in both the payroll processing and HRIS areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

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

•       choice of services;

•       integrated platforms;

•       performance;

•       price;

•       functionality;

•       ease and flexibility of use; and

•       expertise in HR processes.

We believe that the ability to integrate human resource management solutions with customers’ other acquired services and in-house applications and the ability to provide solutions delivered through the Internet are increasingly important competitive factors. While we believe our businesses will be able to compete effectively in the overall human resource solutions market, our ability to compete effectively will depend in large measure on our ability to timely develop and implement the appropriate technology solutions, particularly those which incorporate industry standard architecture and Internet-based solutions, and provide leading-edge customer service.

Research and Development

We intend to continue to invest resources to extend the functionality of our proprietary payroll processing systems and further develop a comprehensive and fully integrated suite of employee administrative services.

The table below reflects the amount of research and development expenses for our HRS businesses for the periods indicated.

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions)
Research and development	$22.4	$16.3	$12.6
Percent of revenue	2.3%	1.8%	1.5%

Comdata

Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s revenue from products and services for the years ended December 31, 2004, 2003 and 2002 was as follows:

2004	2003	2002
$356.0 million	$319.7 million	$313.0 million

Approximately 72.2% of Comdata’s revenue for 2004 was attributable to Comdata’s transportation business and 27.8% was attributable to Comdata’s retail services business.

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

In addition to providing services to long distance trucking companies, Comdata also offers card-based payment and transaction processing services to companies and organizations which operate local fleets. Customers in this segment include, by way of example, local delivery companies, home maintenance companies and local and state government agencies.

Stored Value Systems, Inc., a wholly owned subsidiary of Comdata and a part of Comdata’s retail services division (referred to in this report as “SVS”), provides electronic private label cards that can be assigned a cash value. The market for these private label cards includes merchants, such as retailers, who (1) use traditional paper gift certificates or gift cards, (2) give store credits in connection with the return of products, and (3) make monetary or stored-value-based loyalty promotions. SVS markets its private label cash card to these merchants, namely major retailers, for use with their customers, both as “gift cards” and loyalty building tools. Additionally, SVS markets ancillary support services including card inventory management and assistance in designing and supervising the production of plastic cards. Comdata’s retail services division also provides a card-based funds transfer system for use by employers and others for, among other things, expense reimbursements, payroll delivery and termination pay. Comdata markets this card-based funds transfer system to a variety of employers, such as temporary staffing companies, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers, including the customers of SVS.

Services

Comdata provides transaction processing, financial services, and regulatory compliance services primarily to the transportation industry. Comdata also provides transaction processing services to other industries, including the retail, temporary staffing, oil company, restaurant and grocery store sectors. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and to the local fleet segment. These services primarily involve the use of a proprietary funds transfer card that facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata markets “co-branded” cards and transaction processing in association with MasterCard networks. Comdata also provides assistance in obtaining regulatory permits, pilot car services, and other compliance services, such as fuel tax reporting and driver log auditing, local fueling services and discounted telecommunications services in its markets. Through Comdata’s retail services division (which includes SVS), Comdata provides its specialty card products and services to customers outside of the transportation industry. Comdata operations are located substantially in the United States with some operations in Canada and prospects for expanding operations into Latin and South America and Europe.

BusinessLink.   Comdata’s BusinessLink product is a payment transaction services card with credit and debit capabilities principally designed to provide businesses with control over payments to and spending by employees. The BusinessLink card allows businesses to authenticate and authorize individual employee purchases and provide payroll to employees. Through BusinessLink a business can review reports of transactions made by its employees over the Internet, as well as request the issuance of new employee cards. BusinessLink offers businesses the capability of performing these services on a single, customizable employee card. The BusinessLink card may be customized for each individual employee within a business. Comdata intends to expand the services currently available under the BusinessLink card. BusinessLink has been initially introduced to Comdata’s principal markets, transportation and retail. Comdata believes that the BusinessLink card has application to businesses in other industries. In 2004, more than 2,050 customers used BusinessLink.

Trucking Company Services (The Comdata card).   Comdata’s funds transfer system, most commonly initiated through the use of Comdata’s proprietary Comdata card, is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 2004, Comdata processed approximately 88.3 million funds transfer transactions involving approximately $17.0 billion for the transportation industry.

Use of the Comdata card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, the frequency with which they may be used, phone numbers which may be called and the amount of authorized use. Use of a Comdata card also enables Comdata to capture and provide transaction and trip-related information to trucking company customers (usually within 24 hours after the completion of a given trip). This information greatly enhances a customer’s ability to track and plan fuel purchases and other trip expenses and settle with drivers. Comdata also provides trucking companies with a Windows-based software application that provides trucking companies with on-line access to Comdata’s computer system for data on fuel purchases and other trip information, and facilitates pre- and post-trip planning functions. Comdata’s iConnectData and MOTRS (Modular Over The Road System) web-based applications enable customers to go on-line for local dial-up access, interactive reporting capabilities, the latest diesel fuel prices and related information from their computer.

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

Sales and Marketing

Comdata markets its card-based financial and data management services, delivered through both proprietary and branded payment networks, to several industries, the largest of which is the transportation industry. Comdata markets its services to the transportation industry through a direct sales force located at its headquarters in Brentwood, Tennessee, and operating throughout the United States and Canada. Comdata provides services to more than 20,000 over-the-road and local trucking fleets with more than 900,000 active fuel cards. Comdata also provides services to more than 8,500 truck stops, travel centers and repair facilities nationwide. Contracts generally range from one to three years in duration.

Through SVS, Comdata markets its private label cash cards, electronic payroll cards and ancillary services through a direct sales force located in Louisville, Kentucky, operating throughout the United States, Canada, and expanding to Europe, most notably in the United Kingdom. In 2004, SVS provided cash cards and/or payroll distribution services to more than 400 customers. The contracts with these customers are generally three years in duration.

Competition

The principal competitive factors relevant to funds transfers are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card associations and companies, such as Visa, MasterCard, American Express and Discover, are significant competitors of Comdata since they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar funds transfer services, including First Data Corporation (as a result of First Data’s merger with Concord EFS, Inc. on February 26, 2004), T-Chek Systems, Inc., TransPlatinum Service Corp., Fleet One, L.L.C., Fleet Cor and Wright Express Corp. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Some of Comdata’s competitors, such as Transportation Clearing House, LLC, an affiliate of Flying J, Inc., are under common ownership with entities that operate or franchise nationwide truck stop chains. In addition, Comdata competes with service centers, such as truck stops, that offer similar products and services. Comdata also faces increasing competition in the funds transfer area from ATMs that participate in national networks.

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

Comdata’s retail services division (which principally includes SVS) competes with a number of national companies in providing private label cards, including ValueLink, a division of First Data Corporation. Comdata’s retail services division competes on the bases of breadth of services offered, systems, technology and price. Comdata believes that one of the competitive weaknesses of its retail services division is that most of its competitors have established relationships with many of the potential customers of Comdata’s retail services division because these competitors provide additional and unrelated products and services to these customers, such as credit card processing and check authorization services. By providing these other services which Comdata’s retail services division does not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships. Another competitive weakness of Comdata’s retail services division is that its competitors have greater financial, sales and marketing resources and better brand name recognition than Comdata’s retail services division.

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

Network and Data Processing Operations

Comdata operates two communications and data processing facilities, one located in Brentwood, Tennessee and the other in Louisville, Kentucky. All internal data processing functions for Comdata’s transportation business, including its payment processing systems, and SVS are conducted in one of these two facilities, depending on the application, process or transaction being performed. These dual sites operate in tandem with one another to execute certain functions. Moreover, each facility serves as a back-up facility for the other in connection with various activities. Comdata receives telecommunications services from Sprint Corporation and MCI, Inc.

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

The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions)
Research and development	$4.4	$3.1	$2.4
Percent of revenue	1.2%	1.0%	0.8%

Other Investments and Divestitures

In addition to the spin-off transaction and the sale of our SourceWeb Assets described previously under the heading “General”, we refer you to Note D, Supplementary Data to Statement of Operations, and Note H, Investing Activity, to our consolidated financial statements for further information on our investing and divesting activities. This information may be found in Part II, Item 8 of this report.

Intellectual Property

We own or license a number of trademarks, tradenames, copyrights, service marks, trade secrets and other intellectual property rights that relate to our products and services, including several mentioned in this report. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark or service mark is used in the regular course of trade. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our businesses, we believe that none of our businesses is materially dependent upon any particular trademark, tradename, copyright, service mark, license or other intellectual property right. We believe, however, that the “Ceridian” and “Comdata” names, marks and logos are of material importance to us.

We have entered into confidentiality agreements with most of our employees and consultants. In addition, we have entered into license agreements with customers of our businesses, which agreements impose restrictions on these customers’ use of our proprietary software and other intellectual property rights.

Employees

As of March 31, 2005, we employed approximately 9,464 people on a full- or part-time basis, including 7,350 full-time and 493 part-time employees of HRS, 1,455 full-time and 69 part-time employees of Comdata, and 97 full-time corporate employees.

We are currently negotiating a first collective bargaining agreement relating to approximately 108 employees at our Eagan, Minnesota, work-life service center facility. None of our other employees are covered by collective bargaining agreements. We have never experienced a work stoppage and we believe our employee relations are good.

Backlog

Although our businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of our customer contracts used by our businesses are terminable by our customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, orders for products and services are terminable by our customers, and no order for one of our products or services is considered firm until it is delivered. The timing of the delivery of our products and services is largely dependent upon the customer. As such, we do not have backlog information that can be provided for our businesses.

In our HRS business, we do, however, track the estimated dollar value of a year’s worth of product or service orders from our customers that have not yet been billed or installed. Although not a reported number, this metric is used by management as a planning tool relating to resources needed to install products and services, and a means of assessing our performance against installation timing expectations of us and our customers.

Available Information

Our Internet website is http://www.ceridian.com. You may access, free of charge, through the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We also post other documents containing information about our corporate governance on our website, including information relating to our corporate governance policies and practices, charters of our committees of the Board of Directors, codes of conduct and other corporate governance matters. These documents are located in the “Corporate Governance” section of our website. Copies of all of our charters for each of our committees of the Board of Directors, corporate governance policies and guidelines, code of conduct and other corporate governance documents contained in the Corporate Governance section of our website are available in print without charge to any stockholder by writing Ceridian Corporation, Attention: Corporate Secretary, 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425-1640. Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this report.

Item 1A.                Executive Officers of the Registrant

Our executive officers as of March 31, 2005 are:

Name (Age)	Current Position
Ronald L. Turner (58)	Chairman, President and Chief Executive Officer
Gary A. Krow (50)	Executive Vice President and President of Comdata
Gary M. Nelson (53)	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Douglas C. Neve (49)	Executive Vice President and Chief Financial Officer

Our executive officers are annually elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. There are no immediate family relationships between or among any of our executive officers.

Upon the completion of our spin-off from Ceridian’s predecessor on March 31, 2001, with the exception of Mr. Neve, each of our executive officers resigned as an executive officer from Ceridian’s predecessor and was thereafter reappointed to the equivalent position within Ceridian. In connection with this spin-off, Mr. Turner resigned as a director of Ceridian’s predecessor and became a director of Ceridian. Except as specifically noted, our executive officers have held the following positions with Ceridian, Ceridian’s predecessor and certain other entities for the past five years:

Ronald L. Turner has served as a director since July 1998; Chairman since May 2000; Chief Executive Officer since January 2000; and President since April 1998. Mr. Turner was Chief Operating Officer from April 1998 to January 2000.

Gary A. Krow has served as Executive Vice President and President of our Comdata subsidiary since November 1999.

Gary M. Nelson has served as Executive Vice President since October 2001; Chief Administrative Officer since January 2005; General Counsel since July 1997; and Corporate Secretary since October 1998. Mr. Nelson was Vice President from July 1997 until October 2001.

Douglas C. Neve has served as Executive Vice President and Chief Financial Officer since February 2005. Mr. Neve was a senior audit partner with Deloitte & Touche LLP, an international public accounting firm, from June 2002 until February 2005 and an audit partner with Arthur Andersen, an international public accounting firm, from September 1989 through May 2002.

Item 2.                        Properties

Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of March 31, 2005, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; East Hanover, New Jersey; Louisville, Kentucky; Nashville, Tennessee; Dallas, Texas; Boston, Massachusetts; St. Petersburg, Florida; Philadelphia, Pennsylvania; Manitoba, Ontario, and Quebec, Canada; and London, England.

The following table summarizes the usage and location of our facilities as of March 31, 2005:

Facilities
(in thousands of square feet)

	U.S.	Non-U.S.	Total
Type of Property Interest
Owned	393	0	393
Leased	1,970	391	2,361
Total	2,363	391	2,754
Property Interest by Segment
HRS	1,687	375	2,062
Comdata	441	16	457
Corporate	235	0	235
Total	2,363	391	2,754
Utilization of Property
Office, Computer Center & Other	2,199	391	2,590
Leased or Subleased to Others	164	0	164
Total	2,363	391	2,754

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

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we may not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available reserves and insurance and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain executive officers in United States District Court, District of Minnesota. Edmund Biancarelli v. Ceridian Corp., et al., filed August 16, 2004; Garco Investments v. Ceridian Corp., et al., filed September 2, 2004; Ellen Lear v. Ceridian Corp., et al., filed August 26, 2004; Bruce Valentine Mickan v. Ceridian Corp., et al., filed September 24, 2004; Richard Shaller v. Ceridian Corp., et al., filed August 6, 2004; and Sharon Zaks v. Ceridian Corp., et al., filed August 25, 2004. The complaints for these actions are virtually identical. In an order dated March 7, 2005, the Court consolidated the cases into a case captioned In re: Ceridian Corporation Securities Litigation. These consolidated actions purport to be class actions filed on behalf of all persons who purchased or otherwise acquired common stock of the company between April 17, 2003 through and including July 19, 2004, and allege claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue at its Stored Value Systems business unit and accounting for capitalization and expensing of certain costs in Ceridian’s U.S. Human Resource Solutions business.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions. We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its executive officers in United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated. The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These complaints rely on the same factual allegations as the purported class action shareholder lawsuits as described above.

Ceridian is awaiting the filing of an amended complaint. Ceridian intends to appropriately defend itself in the consolidated action. We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of an investigation the

Audit Committee of the Board of Directors was directing (the “Audit Committee Investigation”). We kept the SEC advised on a regular basis of the Audit Committee Investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatement, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. We are cooperating with the SEC and are in the process of responding to the SEC’s additional document request.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and trades on The New York Stock Exchange under the symbol “CEN”. The number of holders of record of our common stock on March 30, 2005 was 11,029. We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future. The transfer agent and registrar for our common stock is the Bank of New York.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape for each quarterly period during the fiscal years ending December 31, 2004 and December 31, 2003.

2004	1Q	2Q	3Q	4Q
High	$22.56	$23.41	$22.57	$19.42
Low	16.69	19.70	17.05	16.25

2003	1Q	2Q	3Q	4Q
High	$16.05	$17.99	$20.35	$21.85
Low	12.58	13.30	16.71	18.70

We did not repurchase any of our common stock during the three months ended December 31, 2004. On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased. We disclosed this repurchase program in our periodic reports filed with the SEC, including the Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 6,350,500 shares as of January 1, 2005. The repurchase program has no set expiration or termination date.

Item 6.                        Selected Financial Data

The following information has been restated for 2003 and prior years to reflect adjustments that are further discussed in Note B, “Restatement of Financial Statements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. You should read the selected consolidated historical financial information set forth below along with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(Dollars in millions, except per share data)

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
Revenue	$1,320.4	$1,213.9	$1,160.3	$1,167.0	$1,174.8
Earnings from continuing operations(1)	$36.9	$98.8	$111.5	$54.5	$70.0
Discontinued operations of Arbitron(2)	—	—	—	5.2	20.7
Net earnings	$36.9	$98.8	$111.5	$59.7	$90.7
Earnings Per Common Share
Basic
Continuing operations	$0.25	$0.66	$0.75	$0.37	$0.48
Net earnings	$0.25	$0.66	$0.75	$0.41	$0.62
Diluted
Continuing operations	$0.24	$0.66	$0.74	$0.37	$0.48
Net earnings	$0.24	$0.66	$0.74	$0.40	$0.62
Shares used in calculations (in thousands)
Basic	149,074	148,634	148,029	146,069	145,229
Diluted	151,079	150,197	149,633	147,669	146,182
Balance Sheet Data at end of year
Working capital	$345.0	$302.6	$246.6	$189.6	$237.7
Total assets before customer funds	$2,110.9	$2,028.1	$2,006.9	$1,858.9	$2,039.5
Customer funds	$4,096.0	$3,152.7	$2,446.6	$2,177.6	$2,984.1
Total assets	$6,206.9	$5,180.8	$4,453.5	$4,036.5	$5,023.6
Debt obligations	$100.7	$163.5	$193.5	$237.9	$500.6
Stockholders’ equity	$1,295.7	$1,245.2	$1,102.3	$1,049.3	$934.6
Equity Per Common Share	$8.67	$8.30	$7.42	$7.16	$6.41
Common shares outstanding at end of year (in thousands)	149,423	150,022	148,541	146,485	145,754
Number of Employees at end of year(3)	9,517	9,349	9,412	9,546	9,667

(1)          Earnings from continuing operations include unusual losses of $68.2 ($42.9 after-tax) in 2004, unusual gains of $3.1 ($2.0 after-tax) in 2003 and unusual losses of $33.6 ($21.4 after-tax) in 2002, $50.9 ($33.4 after-tax) in 2001 and $30.5 ($18.7 after-tax) in 2000. The unusual gains and losses in 2004, 2003 and 2002 are further described in the section entitled “Unusual Items” in Part II, Item 7 of this Form 10-K.

(2)          Includes earnings, net of costs related to the Arbitron spin-off, as further described in Note D, “Supplementary Data to Statements of Operations,” to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K.

(3)          Continuing operations only.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Any reference to a “Note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

The Company has not amended and does not intend to amend its previously filed Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 or its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2003. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

The Company does plan to amend its Quarterly Reports on Form 10-Q for each of the first three quarters in the year ended December 31, 2004.

Restatement

We have restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004 (the “Restatement”). The determination to restate these financial statements was made after errors were discovered in March and April 2005. In addition, certain disclosures in the notes to our consolidated financial statements have been restated to reflect the Restatement adjustments. In the Restatement, we have:

•  recorded accelerated amortization of the CobraServ trademark

•  corrected the accounting for certain leases

•  corrected errors in the accounting for international acquisitions

•  corrected other accounting errors related to the accrual of costs and expenses

•  reduced income tax reserves

•  corrected balance sheet amounts for customer funds and employee benefits

The Restatement reduced our earnings before income taxes for the years 2000 through 2003 and the first nine months of 2004 by $37.8 million consisting of $30.6 million related to the CobraServ trademark amortization, $7.2 million related to leases and $0.1 million related to the accrual of costs and expenses, partially offset by a $0.1 million expense reduction related to international acquisition accounting. The impact of the Restatement on the consolidated statements of operations for these periods is shown in the table below. Further information on the nature and impact of these adjustments is provided in Note B, “Restatement of Financial Statements.” In addition, the quarterly impact of the Restatement for 2003 and 2004 is presented in Note O, “Supplementary Quarterly Data.”

Earnings Adjustments Related to the Restatement
(Dollars in millions)

	First Nine
	Months	For Years Ended December 31,
	of 2004	2003	2002	2001	2000
Trademark amortization	$30.6	$—	$—	$—	$—
Lease accounting	1.5	2.1	1.1	1.6	0.9
International acquisition accounting	(0.6)	(0.8)	1.3	(0.5)	0.5
Accrual of costs and expenses	(0.3)	—	0.3	0.1	—
Costs and expenses increase	31.2	1.3	2.7	1.2	1.4
Total pretax earnings decrease	(31.2)	(1.3)	(2.7)	(1.2)	(1.4)
Tax effect of restatement(1)	(10.8)	(1.4)	(1.0)	(0.4)	(0.4)
Total net earnings increase (decrease)	$(20.4)	$0.1	$(1.7)	$(0.8)	$(1.0)

(1)   2003 includes a $0.9 million tax reserve adjustment in addition to the $0.5 million tax effect of the pretax earnings decrease of $1.3 million.

Adjustments for periods prior to 2000 of $2.2 million before income taxes decreased opening retained earnings as of January 1, 2000 by $1.6 million, net of tax. The $2.2 million pretax decrease consisted of $0.3 million for leases and $2.4 million for international acquisition accounting, partially offset by a $0.5 million increase related to accruals of costs and expenses.

The primary impact of the above adjustments on the December 31, 2003 consolidated balance sheet was to intangible assets due to international acquisition adjustments, customer funds, and other noncurrent liabilities due to lease adjustments. The impact of the Restatement on our consolidated balance sheet at December 31, 2003 is shown in tables accompanying Note B, “Restatement of Financial Statements.”

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the years ended December 31, 2003 and 2002. The only impact on the consolidated statements of cash flows was to reclassify certain amounts within operating cash flows.

Overview

Ceridian Corporation provides human resource solutions to employers through our Human Resource Solutions business segment operations located primarily in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States. Our businesses are more fully described in Part I, Item 1, “Business” and in Note E, “Segment Data.”

This discussion presents our views on our earnings and cash flow performance over the most recent three-year period and our financial condition at the end of the two most recent years in the following manner:

•       We begin this discussion with a management summary in which we provide a context for a review of our financial performance over the past three years and highlight those factors that we believe are most meaningful in assessing that performance. This includes highlights of our results of operations for the past three years and changes in our financial condition during 2004, as well as a discussion of a number of events or arrangements that had or will have a significant effect on our financial condition and performance.

•       We then address our earnings performance in a section entitled “Results of Operations.” There we compare our performance from 2004 to 2003 and 2003 to 2002 on a consolidated basis for the whole company as well as for our Human Resource Solutions and Comdata business segments.

Transactions affecting earnings that we consider unusual or nonrecurring are discussed in a subsection entitled “Unusual Items.”

•       We continue by discussing our balance sheets and cash flow performance in further detail. There we describe the impact of particular developments that affected our cash balance through our operating, investing and financing activities. In a subsection entitled “Liquidity and Capital Resources,” we also discuss our plans for funding future major expenditures and any financial commitments, including those that are not reported on our consolidated balance sheet under current accounting rules.

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

•       “HRS” represents our human resource solutions business segment

•       “Comdata” represents our transportation and retail services business segment

•       “Other” relates to the results of our corporate center operations that were not allocated to our HRS and Comdata business segments

•       “NM” represents percentage relationships in the tables that are not meaningful

•       “U.S.” represents the United States

Management’s Summary

Ceridian Corporation is an information services company principally in the human resource, transportation and retail markets. Our human resource solutions business enables customers to outsource a broad range of employment processes, from recruitment and applicant screening, to payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, to post-employment COBRA, HIPAA and retirement plan administration. We have HRS operations in the United States, Canada and the United Kingdom. Our Comdata business provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards.

The period covered by this discussion featured a number of events or arrangements that had or will have a significant effect on our financial condition and performance. You will find the following matters described in this discussion or through a reference to the notes to our consolidated financial statements.

•       Phase-Out of CobraServ Trademark.   As a result of the determination to rename the CobraServ product offering, we began phasing out use of the CobraServ trademark over the course of 2004. We concluded that the economic life of this trademark as of January 1, 2004 was one year and that the originally scheduled amortization for 2005 and beyond of $40.9 million should be amortized ratably over the year ended December 31, 2004. This accelerated amortization is reported in general and administrative expense in HRS U.S. operations and is discussed further in the “Results of Operations” and “Unusual Items” sections of this discussion and in Note B, “Restatement of Financial Statements,” Note G, “Capital Assets” and Note O, “Supplementary Quarterly Data.”

•       Our software development arrangement with Ultimate Software.   In March 2001, we entered into an agreement with The Ultimate Software Group, Inc. (“Ultimate”), amended in August 2001 and February 2002, that provided us with a non-exclusive license to use Ultimate’s software as part of a

Web-enabled integrated payroll/HR/self-service offering to our small business customers. Pursuant to the February 2002 amendment, the license agreement provided for a monthly royalty commencing in January 2003, based on the number of our customers’ employees paid by using the software and subject to minimum and maximum amounts. The minimum obligation required monthly payments of $0.5 million per month from January 2004 until January 1, 2006, when the per-employee monthly charge escalates at a rate of 5% per annum until the end of the noncancelable term in March 2008. On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform and ceased use of this contractual relationship. We remained obligated to make future minimum royalty payments totaling $20.7 million as of December 31, 2004. A further description of this contract arrangement is presented in the section of this discussion entitled “Liquidity and Capital Resources” and in the section entitled “Contracts” of Note L, “Commitments and Contingencies.” A description of the SourceWeb Assets sale is presented in Note D, “Supplementary Data to Statements of Operations.”

•       Derivative instruments.   Our interest rate derivative instruments contributed significantly to the variability of earnings during the reported periods in this Form 10-K as further discussed in the “Results of Operations” section of this discussion, the section in Note A, “Accounting Policies—Cash and Investments, including Derivatives,” and in Note H, “Investing Activity—Derivative Instruments.”

•       Our principal defined benefit pension plan.   Declines in equity securities market values and in interest rates resulted in our principal pension plan becoming an under-funded plan. This change in funded status required that we reclassify the amount formerly reported as a pension asset into a combined reduction of our equity and an increase in our liabilities. As a further result of this change in funded status, the additional net periodic pension cost reduced earnings before income taxes by $12.3 million in 2003 compared to 2002. In December 2004, we determined that the measurement date for this plan, and for our other defined benefit plans, should be changed from September 30 to December 31. The later measurement date would permit the use of more current data and coincide with the end of our reporting year. The change in measurement date resulted in a reduction in 2004 net periodic pension cost of $4.9 million for this plan. We made cash contributions to this plan during 2003 of $103.7 million. We made no additional contributions to this plan in 2004 and do not anticipate making additional contributions in 2005 although subsequent investment performance, interest rate changes or regulatory actions may require a reconsideration of this position. We discuss our pension and postretirement obligations in the “Liquidity and Capital Resources” section of this discussion and in Note I, “Retirement Plans.”

•       The effect of changing currency exchange rates.   The strength of the Canadian dollar and British pound sterling against the U.S. dollar in 2004 and 2003 significantly increased revenue and costs and expenses for our Ceridian Canada and Ceridian Centrefile subsidiaries during those periods.

•       New services offerings.   New offerings have contributed significantly to revenue growth in 2004 and 2003 in our HRS segment (including eSource) and in our Comdata segment (examples include BusinessLink and eCash). These service offerings are more fully described in Part I, Item 1 of this Form 10-K.

•       Acceleration of W-2 information delivery.   In 2003, we advanced the processing, delivery and billing of W-2 information for our customers. This resulted in the recognition of $9.2 million of revenue in December 2003 that otherwise would have been recognized in January 2004. Because the costs associated with W-2 activities are reported as incurred throughout the year, essentially all of this amount was reflected in 2003 earnings before income taxes. This means that 2003 revenue included two contributions for W-2 activities; one in the first quarter of 2003 relating to 2002 annual W-2s and another in the fourth quarter of 2003 relating to 2003 annual W-2s. The 2004 results included only the W-2 revenue recognized in the fourth quarter relating to 2004 W-2s.

Comparison of Annual Periods Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Operations Highlights
(Dollars in millions, except per share data)

	Years ended December 31,
	2004	2003	2002
		(restated)	(restated)
Revenue	$1,320.4	$1,213.9	$1,160.3
Net earnings	$36.9	$98.8	$111.5
Diluted shares used in calculations (in thousands)	151,079	150,197	149,633
Net earnings per diluted share	$0.24	$0.66	$0.74

Results of Operations Overview for the Three Years Ended December 31, 2004

Revenue of $1,320.4 million increased by $106.5 million over 2003 revenue of $1,213.9 million and by $53.6 million over 2002 revenue of $1,160.3 million as both HRS and Comdata contributed to the improved results. Net earnings of $36.9 million in 2004 (24¢ per diluted share) decreased by $61.9 million from 2003 net earnings of $98.8 million (66¢ per diluted share). Net earnings in 2003 decreased by $12.7 million to $98.8 million (66¢ per diluted share) from $111.5 million (74¢ per diluted share) in 2002. Unusual losses (gains or recoveries), net of income taxes, amounted to $42.9 million (28¢ per diluted share) in 2004, $(2.0) million (1¢ per diluted share) in 2003 and $21.4 million (14¢ per diluted share) in 2002. Further information on results of operations is presented in the following section of this discussion entitled “Results of Operations” and in the subsection of that section entitled “Unusual Items.”

Results of Operations

2004 Compared to 2003

Statements of Operations
(Dollars in millions, except per share data)

	Amount		Increase (Decrease)		% of Revenue
	2004	2003	$	%	2004	2003
		(restated)
Revenue	$1,320.4	$1,213.9	106.5	8.8	100.0	100.0
Cost of revenue	748.3	693.8	54.5	7.9	56.7	57.2
SG&A expense	475.5	365.1	110.4	30.3	36.0	30.1
R&D expense	26.8	19.4	7.4	38.2	2.0	1.6
(Gain) loss on derivative instruments	0.3	(14.7)	15.0	NM	0.0	(1.2)
Other expense (income)	26.5	(2.5)	29.0	NM	2.0	(0.2)
Interest (income)	(2.6)	(2.0)	(0.6)	31.6	(0.2)	(0.2)
Interest expense	4.4	4.6	(0.2)	(5.7)	0.3	0.4
Total costs and expenses	1,279.2	1,063.7	215.5	20.3	96.9	87.6
Earnings before income taxes	41.2	150.2	(109.0)	(72.6)	3.1	12.4
Income taxes	4.3	51.4	(47.1)	(91.6)	0.3	4.2
Net earnings	$36.9	$98.8	(61.9)	(62.7)	2.8	8.1
Diluted earnings per common share	$0.24	$0.66	(0.42)	(63.6)	NM	NM

Consolidated Results—Overview

The following factors, which significantly influenced the revenue or costs and expenses performances of our business segments in 2004, are discussed briefly below and further in the following section of this discussion entitled “Business Segment Results.”

Revenue Factors

•       Growth in Comdata’s retail cards in use and processing transactions

•       New customers and service offerings in both business segments

•       Impact of currency rate changes on HRS international results of operations

•       Higher levels of HRS invested customer funds balances and yields

•       Acceleration of annual W-2 processing, delivery and billing beginning in December 2003

Costs and Expenses Factors

•       Accelerated amortization of the HRS CobraServ trademark in 2004

•       SourceWeb exit costs, net of recoveries

•       Gains and losses on interest rate derivative instruments

•       Accounting compliance costs

Revenue from the return on invested customer funds increased by $13.4 million in 2004 compared to 2003 including $10.9 million for U.S. payroll and tax filings, $1.2 million for U.S. benefits services and $1.3 million for Ceridian Canada. The benefit of a higher average invested balance contributed $8.4 million to the total increase while a higher average yield increased revenue by $5.0 million. The average balance of invested customer funds increased by $289.3 million, or 13.5%, to $2,435.2 million in 2004 from $2,145.9 million in 2003 largely due to growth in a new direct deposit payroll service, higher levels of customer tax obligations and, to a lesser extent, the effect of the strengthening Canadian dollar on Ceridian Canada invested customer funds. We do not include the average balances of Comdata customer funds since these amounts were not interest-bearing. The average yield on invested customer funds increased to 3.10% in 2004 from 2.90% in 2003.

(Gain) loss on derivative instruments included both realized gains or losses from cash settlements and unrealized gains or losses from revaluation of the future expected cash flows associated with these instruments over their remaining terms. The valuation of the interest rate derivative instruments is based upon future expected interest rates as determined from LIBOR futures prices in effect at the end of the reporting year. As further discussed in Note H, “Investing Activity,” we sold our interest rate derivative instruments in February 2005. The valuation of fuel price derivative instruments is based on a national average of diesel fuel purchase transactions involving Comdata customers correlated with the U.S. Department of Energy national average price for diesel fuel. The gains and losses from derivative instruments are discussed in the following section entitled “Business Segment Results.”

Other expense (income) includes the results of transactions that are not appropriately classified in another costs and expenses category and that generally are not recurring. The results of these transactions are discussed in the following section entitled “Business Segment Results.”

Our 2004 interest income increased by $0.6 million compared to 2003 due to both a higher average level of cash and equivalents and higher interest rates.

Our 2004 total financing cost for debt obligations was unchanged compared to 2003 as a lower level of outstanding debt offset the effect of rising interest rates. This total financing cost comparison included a $0.2 million decrease in interest expense and a $0.2 million increase in capitalized interest. Our average outstanding borrowings under U.S. credit facilities decreased from $174.5 million for 2003 to $125.2 million for 2004. Our average effective interest rate on these facilities increased from 2.64% for 2003 to 3.51% for 2004. A further discussion of our financing arrangements can be found in Note K, “Financing” and in the sections of this discussion entitled “Cash Flows-Financing Activities” and “Liquidity and Capital Resources.”

Income taxes decreased by $47.1 million from 2003 to 2004 primarily due to the decrease in earnings before income taxes, the realization of a valuation allowance and favorable tax settlements. The reported effective tax rate was 10.4% for 2004 and 34.2% for 2003. Income taxes decreased by $48.5 million from 2003 to 2004 primarily due to the decrease in earnings before income taxes, the realization of a valuation allowance and favorable tax settlements.

Business Segment Results

Segment Comparisons
(Dollars in millions)

	Amount		Increase (Decrease)		% of Revenue
	2004	2003	$	%	2004	2003
		(restated)
Revenue
HRS	$964.4	$894.2	70.2	7.9	73.0	73.7
Comdata	356.0	319.7	36.3	11.4	27.0	26.3
Total	$1,320.4	$1,213.9	106.5	8.8	100.0	100.0
Earnings before interest and taxes
HRS	$(72.6)	$48.5	(121.1)	NM	(7.5)	5.4
Comdata	115.6	104.3	11.3	10.9	32.5	32.6
Total	$43.0	$152.8	(109.8)	(71.9)	3.3	12.6

We measure the financial performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

HRS.   The increase of $70.2 million in HRS revenue in 2004 compared to 2003 reflected increases of $43.8 million from U.S. operations, $13.9 million from Ceridian Canada and $12.5 from Ceridian Centrefile. As described in the section entitled “Management’s Summary” earlier in this discussion, the acceleration of W-2 information delivery to customers of U.S. operations, made possible by technological advances first accomplished at the end of 2003, resulted in the recognition of $9.2 million of revenue in December 2003 that would otherwise not have been recognized until the first quarter of 2004. This resulted in revenue related to two W-2 years (2003 and 2002) being recognized in 2003 while the 2004 revenue includes only the W-2 revenue recognized in the fourth quarter relating to 2004 W-2s. Strengthening of the Canadian dollar and British pound sterling against the U.S. dollar added $21.6 million to 2004 revenue for our international operations.

Revenue from U.S. operations benefited in 2004 from increases of $16.1 million in payroll and tax filing services, $10.2 million in benefits services and $17.5 million from our work life and employee assistance programs (“LifeWorks”). Without regard to the $9.2 million of additional W-2 revenue in 2003, the 2004 increase in payroll and tax filing revenue amounted to $25.3 million including $10.9 million resulting from a greater return on invested customer funds as described earlier in this discussion. The additional increase of $14.4 million resulted from net additions of customers receiving repetitive services and growth in sales of add-on services offset in part by price concessions and lower non-repetitive revenue. Employee populations for our continuing customers stabilized during 2004 and were little changed from 2003. The $10.2 million increase in benefits services revenue in 2004 over 2003 related primarily to the addition of customers and higher levels of individuals being served. The $17.5 million increase in LifeWorks revenue reflected an additional $22.6 million from a full year and a higher level of service deliveries under a U.S. Department of Defense contract that commenced during the last half of 2003, offset in part by a reduction in revenue from commercial customers.

Ceridian Canada revenue increased by $13.9 million in U.S. dollar terms in 2004 including an increase of $11.9 million due to changes in currency exchange rates. The remaining $2.0 million increase in revenue at Ceridian Canada reflected increases from small business services, managed payroll services and employee assistance services, which more than offset the decrease in revenue resulting from lower non-repetitive revenue and investment income from customer funds. Ceridian Centrefile reported $12.5 million more revenue in 2004 compared to 2003 in U.S. dollar terms. Without regard to an increase of $9.7 million from currency rate changes, Ceridian Centrefile revenue increased by $2.8 million in 2004 over 2003 due primarily to growth in small business services and managed payroll services.

HRS costs and expenses, excluding net interest, increased by $191.3 million in 2004 compared to 2003 including $40.9 in accelerated amortization charges in 2004, a $14.4 million reduction in the gains from our interest rate derivative instruments, a net increase in other expense (income) of $30.1 million and an increase in other costs and expenses of $105.9 million. As a result of the determination to rename the CobraServ product offering, we phased out use of the CobraServ trademark over the course of 2004. We concluded that the economic life of this trademark as of January 1, 2004 was one year and that the originally scheduled amortization for 2005 and beyond of $40.9 million should be amortized ratably over the year ended December 31, 2004. This accelerated amortization is reported in general and administrative expense in HRS U.S. operations for 2004. The reduction of $14.4 million in gains from interest rate derivative instruments in 2004 compared to 2003 included a decrease in realized gains of $1.2 million from cash settlements and a decrease in unrealized gains of $13.2 million from revaluation of the future expected benefit from these instruments over their remaining terms. These results reflected the rise of interest rates during 2004. Other expense (income) for HRS in 2004 included a loss of $28.5 million associated with the sale of the SourceWeb assets described earlier in this discussion. In addition, we also recognized gains on sale of marketable securities of $4.5 million offset in part by asset write-downs. Other expense (income) for HRS in 2003 reflected income of $4.4 million largely from a net gain from the sale of marketable securities and land not used in our business. Further information on HRS other expense (income) is provided in a following section of this discussion entitled “Unusual Items.”

Cost of revenue for HRS increased by $37.7 million in 2004 compared to 2003. In U.S. operations, cost of revenue increased by $28.4 million in 2004 over 2003. Cost of revenue for U.S. payroll and tax filing operations increased by $15.1 million as implementation costs increased by $6.8 million. Staff additions and compensation added $4.9 million in 2004, which offset in part cost reductions of $6.0 million resulting from reassignment of staff from production to selling activities. The remaining increase in 2004 over 2003 of $9.4 million in U.S. payroll and tax filing operations cost of revenue related primarily to higher costs associated with the amortization of internally developed software. The acceleration of 2003 W-2 revenue into December 2003 did not have a material effect on the cost of revenue comparison, since the timing of incurrence of related costs was largely unaffected. Cost of revenue for benefits services increased by $4.7 million in 2004 over 2003 largely as a result of increased revenue. Cost of revenue increases for benefits services reflected staff additions, compensation increases and higher levels of contracted services and software amortization. Cost of revenue for LifeWorks increased by $8.6 million in 2004 due largely to support of the U.S. Department of Defense contract for a full year in 2004 compared to the last five months of 2003 and a higher level of activities under this contract in 2004.

Cost of revenue in Ceridian Canada operations increased by $3.1 million in 2004 compared to 2003 as currency exchange rate changes contributed $5.3 million to the comparison. Without regard to the currency effect, Ceridian Canada cost of revenue declined by $2.2 million due to cost reduction efforts, which more than recovered $1.5 million of severance cost recorded in the first quarter of 2004. Cost of revenue in Ceridian Centrefile operations increased by $6.2 million as currency exchange rate changes added $4.8 million and additional costs, primarily associated with geographic market expansion and new customer implementations, added $1.4 million.

The 2004 increase in SG&A expense for HRS compared to 2003 amounted to $103.2 million including the $40.9 million charge for accelerated amortization of the CobraServ trademark. Without regard to this charge, the increase amounted to $62.3 million of which $24.8 million related to selling and $37.5 million related to general and administrative.

Selling expense in HRS grew by $24.8 million in 2004 over 2003 with an increase of $19.2 million in U.S. operations and $5.6 million in international operations. The increase of $19.2 million in U.S. operations included $9.4 million from staff additions including $6.0 million for staff reassigned from production to selling. The remaining increase in U.S. HRS selling expense of $9.8 million in 2004 over 2003 related primarily to higher occupancy costs, royalties and contracted services. Ceridian Canada selling expense increased by $4.9 million from 2003 to 2004 including a $1.1 million impact from currency exchange rate changes and $3.8 million resulting from additions to the sales staff, higher commissions and increased advertising. Ceridian Centrefile selling expense increased by $0.7 million in 2004 compared to 2003 including $1.2 million due to currency exchange rate changes.

General and administrative expense for HRS increased in 2004 over 2003 by $78.4 million including the CobraServ trademark accelerated amortization charge of $40.9 million. Without the accelerated amortization charge, the increase for HRS would have been $37.5 million of which $28.5 related to U.S. operations and $9.0 million to Ceridian Canada and Ceridian Centrefile operations. The $28.5 million increase for U.S. operations resulted primarily from an increase in allocated expenses of $9.4 million for accounting compliance costs and $7.1 million from higher technology support costs. The remaining $12.0 million primarily reflected additional staff compensation as well as higher expenses for business meetings and management reorganization efforts. The $6.4 million increase for Ceridian Canada included $2.2 million related to currency exchange rate changes with the remaining increase due largely to higher compensation expense and management reorganization costs in 2004. The $2.6 million increase for Ceridian Centrefile included $4.0 million for currency exchange rate changes that was more than offset by reduced pension expense.

R&D expense for HRS in 2004 increased by $6.1 million compared to 2003 due entirely to a higher level of software development efforts in U.S. operations.

Comdata.   Comdata revenue increased by $36.3 million in 2004 compared to 2003 as revenue from retail services grew by $21.2 million and revenue from transportation services grew by $15.1 million. Revenue from retail services grew in 2004 over 2003 due to higher levels of cards in use, greater transaction volume and the addition of new customers. As described in the “Revenue Recognition” section of Note A, “Accounting Policies,” revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer. The amount of gross billable fees for retail services added to deferred revenue during 2004 increased by $23.0 million, or 29%, over the amount added in 2003. The $15.1 million increase in transportation services revenue in 2004 over 2003 related primarily to revenue from the over-the-road business, which increased by $12.2 million including $5.5 million resulting from higher fuel prices. A higher level of transactions in 2004 over 2003, including the impact of the growing acceptance of the BusinessLink card, provided the remaining $6.7 million increase in over-the-road revenue. Business fleet revenue grew by $3.5 million in 2004 over 2003, including $2.3 million from higher fuel prices, as major local fueling customers increased their utilization of Comdata products and services, including the BusinessLink card. The remaining net decrease in transportation services revenue in 2004 compared to 2003 of $0.6 million reflected lower revenue from phone services and point of sale terminal equipment sales that were offset in part by modest increases in revenue for financial services and regulatory compliance services.

Comdata costs and expenses, excluding net interest, increased by $25.0 million in 2004 compared to 2003. Cost of revenue increased by $16.8 million in 2004 over 2003 including an increase of $17.5 million from retail services due to the higher revenue level. The remaining decrease in cost of revenue included increases totaling $1.6 million in bank fees and costs related to point of sale terminal equipment sales, which were more than offset by cost savings from restructuring and other cost reduction actions.

Comdata SG&A expense increased by $7.3 million in 2004 compared to 2003. Selling expense increased by $1.7 million as a result of increases in staffing, compensation and advertising, largely related to retail services and regulatory compliance. General and administrative expense increased $5.6 million in 2004 over 2003 due primarily to an increase of $4.6 million in compensation expense and an increase of $3.7 million in contracted services. The increase of $4.6 million in compensation expense in 2004 over 2003 included incentives related to improved operating performance and an addition to the executive staff. The increase of $3.7 million in contracted services included $2.9 million for accounting compliance efforts in addition to legal and other professional services. These increases were offset in part by a reduction of $2.7 million in the provision for doubtful accounts. The reduction in the provision for doubtful accounts reflected improved credit checking and collection performance as well as the impact of a $1.2 million provision for a particular doubtful account in the first quarter of 2003.

R&D expense increased in 2004 over 2003 by $1.3 million due primarily to a higher level of product enhancement activities. The loss on derivative instruments related to the diesel fuel price contracts increased to $1.4 million in 2004 from $0.8 million in 2003 and offset in part the favorable impact of higher fuel prices reported in revenue. Other expense (income) decreased by $1.1 million in 2004 as compared with 2003 due primarily to a $1.9 million charge in 2003 to settle a dispute with a vendor as further described in the section below entitled “Unusual Items.”

2003 Compared to 2002

Statements of Operations

(Dollars in millions, except per share data)

	Amount		Increase (Decrease)		% of Revenue
	2003	2002	$	%	2003	2002
	(restated)	(restated)
Revenue	$1,213.9	$1,160.3	53.6	4.6	100.0	100.0
Cost of revenue	693.8	654.2	39.6	6.0	57.2	56.4
SG&A expense	365.1	353.8	11.3	3.1	30.1	30.5
R&D expense	19.4	15.0	4.4	29.5	1.6	1.3
(Gain) loss on derivative instruments	(14.7)	(73.3)	58.6	(80.0)	(1.2)	(6.3)
Other expense (income)	(2.5)	33.1	(35.6)	NM	(0.2)	2.9
Interest (income)	(2.0)	(2.1)	0.1	(5.4)	(0.2)	(0.2)
Interest expense	4.6	6.3	(1.7)	(26.5)	0.4	0.5
Total costs and expenses	1,063.7	987.0	76.7	7.8	87.6	85.1
Earnings before income taxes	150.2	173.3	(23.1)	(13.3)	12.4	14.9
Income taxes	51.4	61.8	(10.4)	(16.8)	4.2	5.3
Net earnings	$98.8	$111.5	(12.7)	(11.3)	8.1	9.6
Diluted earnings per common share	$0.66	$0.74	(0.08)	(10.8)	NM	NM

Consolidated Results—Overview

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

•       Acceleration of annual W-2 processing, delivery and billing beginning in December 2003

•       Lower sales of equipment and permitting services by Comdata

•  Increased expenses related to technology support

(Gain) loss on derivative instruments included both realized gains or losses from cash settlements and unrealized gains or losses from revaluation of the future expected cash flows associated with these instruments over their remaining terms. The valuation of the interest rate derivative instruments is based upon future expected interest rates as determined from LIBOR futures prices in effect at the end of the reporting year. The valuation of fuel price derivative instruments is based on a national average of diesel fuel purchase transactions involving Comdata customers correlated with the U.S. Department of Energy national average price for diesel fuel. The gains and losses from derivative instruments are discussed in the following section entitled “Business Segment Results.”

Our 2003 interest income decreased by $0.1 million compared to 2002 as the benefit of a higher average level of cash and equivalents was more than offset by lower interest rates.

Our 2003 total financing cost for debt obligations declined by $1.8 million compared to 2002 as a result of a lower level of outstanding debt and lower interest rates. This decrease included a $1.7 million decrease in interest expense and a $0.1 million decrease in capitalized interest. Our average outstanding borrowings under U.S. credit facilities decreased from $207.3 million for 2002 to $174.5 million for 2003. Our average effective interest rate on these facilities declined from 3.04% for 2002 to 2.64% for 2003. A further discussion of our financing arrangements can be found in Note K, “Financing” and in the Cash Flows sections of this discussion entitled “Cash Flows—Financing Activities” and “Liquidity and Capital Resources.”

Income taxes decreased by $10.4 million from 2002 to 2003 due largely to the decrease in earnings before income taxes. The reported effective tax rate decreased to 34.2% for 2003 from 35.7% for 2002.

Business Segment Results

Segment Comparisons

(Dollars in millions)

	Amount		Increase (Decrease)		% of Revenue
	2003	2002	$	%	2003	2002
	(restated)	(restated)
Revenue
HRS	$894.2	$847.3	46.9	5.5	73.7	73.0
Comdata	319.7	313.0	6.7	2.1	26.3	27.0
Total	$1,213.9	$1,160.3	53.6	4.6	100.0	100.0
Earnings before interest and taxes
HRS	$48.5	$81.9	(33.4)	(40.7)	5.4	9.7
Comdata	104.3	91.5	12.8	14.1	32.6	29.2
Other	—	4.1	(4.1)	NM	NM	NM
Total	$152.8	$177.5	(24.7)	(13.9)	12.6	15.3

We measure the financial performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

HRS.   The increase of $46.9 million in HRS revenue in 2003 compared to 2002 reflected increases of $31.9 million from U.S. operations, $14.3 million from Ceridian Canada and $0.7 million from Ceridian Centrefile. Businesses acquired during 2002 contributed $18.2 million of post-acquisition revenue growth to U.S. operations in 2003. The accelerated processing, delivery and billing of 2003 W-2 forms in December 2003, described in the section entitled “Management’s Summary” earlier in this discussion, contributed $9.2 million to the revenue increase from U.S. operations. Strengthening of the Canadian dollar and British pound sterling against the U.S. dollar added $19.7 million to 2003 revenue for our international operations.

Revenue from the return on invested customer funds decreased by $2.4 million in 2003 with the benefit of a higher average invested balance contributing $7.6 million while a lower average yield reduced revenue by $10.0 million. The average balance of invested customer funds increased by $214.0 million, or 11.1%, to $2,145.9 million in 2003 from $1,931.9 million in 2002 largely due to growth in a new direct deposit payroll service and the effect of the strengthening Canadian dollar on Ceridian Canada invested customer funds. The average yield on invested customer funds declined to 2.90% in 2003 from 3.34% in 2002.

Revenue from U.S. operations benefited in 2003 from increases of $18.8 million in payroll and tax filing services, $11.1 million in benefits services revenue and $2.0 million from LifeWorks. In addition to a decrease of $5.5 million in the return on invested customer funds and $9.2 million of additional W-2 revenue, the 2003 increase in payroll and tax filing revenue included an additional $17.2 million from net additions of customers receiving repetitive services and growth in sales of add-on services. The net benefit to payroll and tax filing revenue from price increases in 2003 amounted to $5.3 million. Employee populations for our continuing customers declined about 1% from the 2002 level, reducing payroll and tax filing revenue by $8.0 million in 2003. The $11.1 million increase in benefits services revenue in 2003 substantially related to the contribution of Great Lakes Strategies, a business that we acquired in December 2002. The $2.0 million increase in LifeWorks revenue reflected an additional $6.1 million from the commencement of service deliveries during the last half of 2003 under a U.S. Department of Defense contract, which largely offset the revenue decrease from customer losses.

Ceridian Canada revenue increased by $14.3 million in U.S. dollar terms in 2003 and by $1.9 million without regard to changes in currency exchange rates. Increased revenue at Ceridian Canada from small business customers, add-on services and employee assistance services more than offset the decrease in revenue resulting from a reduced number of customer employees. Ceridian Centrefile reported $0.7 million more revenue in 2003 in U.S. dollar terms. Without regard to currency changes, Ceridian Centrefile revenue declined by $6.6 million in 2003. Major factors contributing to Ceridian Centrefile’s revenue decline included 2002 non-repetitive services for a major customer that was not replaced, lower levels of customer employees, and slippage of installations from late 2003 to 2004.

HRS costs and expenses, excluding net interest, increased by $80.3 million in 2003 compared to 2002 including a $57.9 million reduction in the gains from our interest rate derivative instruments, a net reduction in other expense (income) of $29.4 million and an increase in other costs and expenses of $51.8 million.

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

Cost of revenue for HRS increased by $34.5 million in 2003. In U.S. operations, cost of revenue increased by $26.4 million in 2003 compared to 2002. Cost of revenue for U.S. payroll and tax filing operations increased by $24.8 million due largely to higher costs associated with the introduction and continued development of internally developed software. Costs associated with the development and implementation of the 2003 offering of SourceWeb added $16.0 million to cost of revenue. Other technology support and implementation costs added $12.3 million to cost of revenue in 2003 compared to 2002. Acquisitions completed in 2002 added $4.4 million. Lower production and supplies costs and external contract and consulting costs reduced cost of revenue by $7.9 million. The acceleration of 2003 W-2 revenue into December 2003 did not have a material effect on the cost of revenue comparison, since the timing of incurrence of related costs was largely unaffected. Cost of revenue for benefits services increased by $2.1 million. The additional cost of revenue for Great Lakes Strategies, acquired in December 2002, and the impact of staff increases were offset in part by a reduction of external consulting costs incurred in connection with the transfer of certain benefits services operations begun in 2002 and completed in 2003. Cost of revenue for LifeWorks decreased by $0.5 million in 2003 primarily due to staff reductions.

Cost of revenue in Ceridian Canada operations increased by $4.1 million in 2003 as currency exchange rate changes added $6.4 million to the 2003 amount. Without regard to the currency effect, Ceridian Canada cost of revenue declined by $2.3 million due to changes in services mix and cost reduction efforts, particularly in the last half of 2003. Cost of revenue in Ceridian Centrefile operations increased by $4.0 million as currency exchange rate changes added $3.4 million, while the remaining increase was primarily the result of revenue growth and geographic market expansion.

The 2003 increase in SG&A expense for HRS amounted to $13.5 million over the 2002 amount. Selling expense in HRS grew by $7.0 million in 2003 of which $1.5 million occurred in U.S. operations and $5.5 million in international operations. The increase of $1.5 million in U.S. operations primarily related to incremental costs associated with businesses acquired in 2002. The $5.5 million increase in selling expense for Ceridian Canada and Ceridian Centrefile operations included a $1.7 million impact from currency exchange rate changes and $3.8 million related in large part to increased marketing efforts and small business development.

General and administrative expense for HRS increased in 2003 over 2002 by $6.5 million including increases of $3.1 million for U.S. operations and $3.4 million for Ceridian Canada and Ceridian Centrefile operations. The $3.1 million increase for U.S. operations resulted primarily from an increase in allocated expenses of $9.3 million for pensions and other employee benefit programs, which more than offset the effects of staff reductions and reduced provisions for incentive payouts in 2003. The $2.2 million increase for Ceridian Canada included $2.4 million related to currency exchange rate changes and the $1.2 million increase for Ceridian Centrefile included $2.4 million for currency exchange rate changes.

R&D expense for HRS in 2003 increased by $3.8 million compared to 2002 due to a higher level of software development efforts in U.S. operations.

Comdata.   Comdata revenue increased by $6.7 million in 2003 compared to 2002 as revenue from retail services grew significantly and improving general economic conditions began to benefit transportation revenue performance. Revenue from retail services increased by $14.8 million in 2003 over 2002 due to a higher level of cards in use, greater transaction volume and the addition of new customers. Revenue in the over-the-road business in 2003 increased by $1.5 million compared to 2002 as additional revenue from card services more than offset the effect of lower revenue from fuel transactions. Revenue from sales of equipment to truck stops decreased by $6.6 million in 2003 and truck stop service fees decreased by $0.7 million. Business fleet revenue grew by $2.8 million in 2003 over 2002 as major local fueling customers increased their utilization of Comdata products and services. Phone services revenue declined by $2.9 million in 2003. Regulatory compliance revenue, including permitting and pilot services, declined by $2.0 million compared to 2002 as cooperative efforts by permit issuers continued to reduce the volume of transactions.

Comdata costs and expenses, excluding net interest, decreased by $6.1 million in 2003 compared to 2002. Cost of revenue increased by $5.1 million in 2003. Costs related to SVS card sales and processing increased by $9.2 million. The change in cost of revenue included a $4.1 million reduction for equipment sales to truck stops and an increase in bank fees of $1.7 million.

Comdata SG&A expense decreased by $1.8 million in 2003 compared to 2002. The decrease related primarily to a reduction of $4.3 million in the provision for doubtful accounts and $3.7 million due to the conclusion of certain contracted services and amortization on certain intangible assets in late 2002. The reduction in the provision for doubtful accounts reflected continued improvement in the quality of receivables in 2003 and a bankruptcy filing by a major customer in 2002. These decreases were offset in part by higher compensation and benefits expense including $3.9 million of allocated corporate costs related to increased employee benefits costs. The loss on fuel derivative instruments in 2003 was $0.8 million. Comdata held no derivative instruments in 2002. Other expense (income) decreased by $11.0 million in 2003 due primarily to the 2002 factoring receivables loss of $9.8 million and a September 2003 payment of $1.9 million to settle a dispute with a vendor. These costs are further described in the section below entitled “Unusual Items.”

Other.   The reported other income of $4.1 million for 2002 results from reduction of a previously established accrual for environmental cleanup, based on a periodic review that took place in the first quarter of 2002.

Unusual Items

The comparison of our earnings from continuing operations is significantly affected by a number of unusual events and transactions. We also have presented information on this subject in the Notes to our Consolidated Financial Statements including Note D, “Supplementary Data to Statements of Operations.”

Unusual Losses (Gains or Recoveries)

(Dollars in millions)

	Years Ended December 31
	2004	2003	2002
By transaction type:
SourceWeb exit costs, net of recoveries	$28.5	$—	$—
Litigation and contract settlement costs	—	1.9	0.8
Gain on sale of assets	(0.6)	(1.6)	—
(Gain) loss on marketable securities	(4.5)	(3.4)	6.3
Accrued exit costs, net of recoveries	0.3	—	13.5
Factoring receivables loss	—	—	9.8
Asset write-downs	3.6	—	7.3
Reduction in environmental accrual	—	—	(4.1)
Total unusual losses reported in other expense (income)	$27.3	$(3.1)	$33.6
Acceleration of trademark amortization (SG&A expense)	40.9	—	—
Total unusual losses (gains or recoveries)	$68.2	$(3.1)	$33.6

By segment:
HRS	$67.9	$(5.0)	$25.0
Comdata	0.3	1.9	12.7
Other	—	—	(4.1)
Total unusual losses (gains or recoveries)	$68.2	$(3.1)	$33.6

SourceWeb exit costs, net of recoveries

On December 31, 2004 we sold the SourceWeb Assets to RSM for $4.0 million pursuant to the terms and conditions of an Asset Purchase Agreement. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” we recorded a $9.1 million pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds. The impaired assets primarily consisted of a purchased software license from Ultimate and capitalized software development costs. In addition to this asset impairment, we also recorded a $19.4 million pre-tax loss on disposal which comprised the fair value of the future minimum royalty obligations to Ultimate of $19.2 million and $0.2 million of employee severance costs.

SourceWeb was a payroll platform within the small business division of our HRS business segment. Pursuant to the terms of the Asset Purchase Agreement, we agreed to provide certain transitional and third party services to RSM for up to nine months from December 31, 2004.

Litigation and contract settlement costs

During the third quarter of 2003, Comdata paid $1.9 million to settle out of court with a former vendor. In the fourth quarter of 2002, we also recorded $0.8 million of other unusual costs in HRS for a litigation settlement.

(Gain) loss on marketable securities

During 2004, we sold 193,289 common shares of Ultimate for proceeds of $2.4 million and a net gain of $1.6 million. Also in 2004, we sold 582,758 common shares of USIH for proceeds of $8.7 million and a net gain of $2.9 million.

During September 2003, we sold 785,000 common shares of Ultimate for proceeds of $5.9 million and a net gain of $3.0 million. In addition, we sold 137,158 common shares of USIH for proceeds of $1.8 million and a net gain of $0.4 million. We further describe these transactions in Note H, “Investing Activity.”

During the fourth quarter of 2002, HRS recorded a $6.3 million write-down of the carrying value of certain marketable equity securities. The investment write-down related primarily to our December 2001 cost-based investment in preferred stock of USIH, which was converted to common stock as a result of an initial public offering in October 2002.

Accrued exit costs, net of recoveries

During the third quarter of 2004, we announced a shut-down of a Comdata facility that resulted in accrued exit costs of $0.3 million of which $0.2 million was for severance and $0.1 million was related to the lease of the facility.

During the first quarter of 2002, we announced two separate series of actions intended to consolidate certain operations in each of our business segments and recorded accrued exit costs of $9.0 million. A plan to consolidate certain HRS payroll and tax filing processing services, previously conducted in 25 district offices, into four regional processing centers resulted in the accrual of $7.5 million for exit costs. Of the $7.5 million accrual, $5.3 million related to severance costs for 317 employees all of whom were terminated by December 31, 2002, and $2.2 million represented other exit costs, primarily related to lease terminations. Consolidation of certain Comdata facilities resulted in accrued severance costs of $1.0 million for 76 employees, all of whom were terminated by December 31, 2003, and other exit costs of $0.5 million, primarily related to lease terminations.

In the fourth quarter of 2002, we reviewed the status of accrued exit costs and revised the estimated amounts to reduce the severance cost provisions made in prior years by $1.4 million. The revisions by HRS included $0.8 million related to provisions recorded in the first quarter of 2002 and $0.3 million recorded in the first quarter of 2000. The revisions by Comdata amounted to $0.3 million related to provisions recorded in the first quarter of 2002. We also incurred additional expense in HRS for severance costs of $1.3 million, involving 81 employees, and other exit costs of $2.9 million and in Comdata for severance costs of $0.6 million, involving 41 employees, and other exit costs of $1.1 million. We paid all of the additional HRS severance costs during the fourth quarter of 2002. The other exit costs largely represented lease commitments, net of expected recoveries.

Factoring receivables loss

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

Asset write-downs

In January 2004, we committed to the internal development of a replacement for our LifeWorks customer management system as a result of the failure of an external contractor to meet our requirements for such a project. We recorded an asset write-down of $2.3 million in the first quarter of 2004 representing the carrying value of the capitalized software related to the work performed by the external contractor that was abandoned and determined to have no future value to us. In addition, during the fourth quarter of 2004, we recorded an asset write-down of $0.9 million due to an impairment of an internally developed software product in HRS.

HRS recorded a $4.9 million asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate further described in Note L, “Commitments and Contingencies.” An additional software asset write-down of $0.6 million was recorded in the second quarter of 2002. Also in the fourth quarter of 2002, HRS recorded a $1.5 million write-down of the carrying values of certain cost-based investments and wrote off the $0.3 million carrying value of an abandoned software product.

Reduction in environmental accrual

During the first quarter of 2002, we conducted a periodic reassessment of our environmental obligation. This obligation relates to the 1989 sale by our predecessor (Control Data Corporation) of its disk drive operations, which involved remediable environmental sites. The sale agreement provided terms describing how remedial costs related to remediable environmental sites would be shared between the buyer and us as the seller. The terms of the agreement included periodic joint reviews of the obligation by the buyer and us. Our obligations covered only those sites identified prior to the fifth anniversary of the sale. At the time of the sale, we established an accrual for our estimated costs that might occur as a result of this agreement. During the first 10 years following the sale, both parties incurred significant costs, which then began to decrease as these sites entered a water extraction and monitoring stage. During the first quarter of 2002, we participated in a periodic review of the status of this obligation with the environmental officer of the buyer. A site visit was made by our environmental representative at that time, and it was determined that our estimated liability was $4.1 million less than previously determined. The excess accrual was then credited back to earnings as a component of other expense (income).

Acceleration of trademark amortization

In March 2005, we discovered that the CobraServ  trademark capitalized as part of a 1999 acquisition of our HRS benefits services business was no longer being used. This discovery caused us to restate the amortization expense in our consolidated financial statements for the first three quarters of 2004 as discussed in Note B, “Restatement of Financial Statements.” It was determined that the decision to abandon the CobraServ trademark was made in January 2004 and to stop use of the CobraServ trademark in December 2004. As part of this abandonment, the scheduled amortization expense for 2005 and future years of $40.9 million was accelerated and amortized ratably during 2004 as a change in accounting estimate under APB No. 20, “Accounting Changes.”

Balance Sheets at December 31, 2004 and 2003

Consolidated Balance Sheet Comparisons
(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Total
	Dec 2004	Dec 2003	$	%	Dec 2004	Dec 2003
		(restated)
Cash and equivalents	$220.7	$124.2	96.5	77.7	26.8	18.4
Receivables, net	505.7	467.3	38.4	8.2	61.4	69.1
Other current assets	97.6	84.5	13.1	15.5	11.8	12.5
Total current assets	$824.0	$676.0	148.0	21.9	100.0	100.0
Capital assets	$1,192.0	$1,243.0	(51.0)	(4.1)	92.6	91.9
Investments, including derivatives	44.5	78.6	(34.1)	(43.4)	3.5	5.8
Other noncurrent assets	50.4	30.5	19.9	65.2	3.9	2.3
Total noncurrent assets	$1,286.9	$1,352.1	(65.2)	(4.8)	100.0	100.0
Total operating assets	$2,110.9	$2,028.1	82.8	4.1	34.0	39.1
Customer funds	4,096.0	3,152.7	943.3	29.9	66.0	60.9
Total assets	$6,206.9	$5,180.8	1,026.1	19.8	100.0	100.0
Current debt	$14.9	$6.5	8.4	129.2	3.1	1.7
Drafts and settlements payable	153.4	113.7	39.7	34.9	32.0	30.5
Other current liabilities	310.7	253.2	57.5	22.7	64.9	67.8
Total current liabilities	$479.0	$373.4	105.6	28.3	100.0	100.0
Noncurrent debt	$85.8	$157.0	(71.2)	(45.4)	23.5	38.3
Employee benefit plans	208.4	196.0	12.4	6.3	57.1	47.9
Other noncurrent liabilities	70.8	56.5	14.3	25.3	19.4	13.8
Total noncurrent liabilities	$365.0	$409.5	(44.5)	(10.9)	100.0	100.0
Total operating liabilities	$844.0	$782.9	61.1	7.8	13.6	15.1
Customer funds obligations	4,067.2	3,152.7	914.5	29.0	65.5	60.9
Stockholders’ equity	1,295.7	1,245.2	50.5	4.1	20.9	24.0
Total liabilities and stockholders’ equity	$6,206.9	$5,180.8	1,026.1	19.8	100.0	100.0
Total Debt	$100.7	$163.5	(62.8)	(38.4)	7.2	11.6
Stockholders’ Equity	1,295.7	1,245.2	50.5	4.1	92.8	88.4
Total Capitalization	$1,396.4	$1,408.7	(12.3)	(0.9)	100.0	100.0

Our consolidated balance sheets reflect operating assets and liabilities, as well as assets and liabilities related to customer funds. Customer funds assets arise from amounts that our customers have advanced to us to pay their employees, remit to taxing authorities, or pay for benefits services to other third parties. Customer funds obligations represent our liability to pay the amounts due to these third parties on behalf of our customers. Customer funds assets are held substantially in trust accounts, are invested in high-quality short-term investments or highly-rated fixed income securities and are not utilized in our operations except for earnings from these investments that are included in our revenue. Additional information on customer funds assets and liabilities can be found in Note M, “Customer Funds.”

Our operating assets increased by $82.8 million during 2004 as current assets increased by $148.0 million and noncurrent assets decreased by $65.2 million. Our current assets increase was due primarily to increases of $96.5 million in cash and equivalents and $38.4 million in receivables. The increase in cash and equivalents reflected to some extent our decision to suspend repurchases of our common stock during the last half of 2004. The increase in receivables is largely related to Comdata and reflects the impact of higher fuel prices, which more than offset the benefit of improved collection results. We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.”  Our noncurrent assets decreased by $65.2 million as the carrying value of goodwill and other intangible assets declined by $31.1 million and investments (including derivatives) declined by $34.1 million. The decrease in goodwill and other intangible assets included a reduction of $40.9 million related to our decision to phase out the use of the CobraServ trademark during 2004 as further discussed in Note B, “Restatement of Financial Statements” and Note G, “Capital Assets.”  The decrease in the carrying value of investments reflected both the disposition of equity securities as well as settlements and revaluation of derivative instruments. As described in Note H, “Investing Activity—Interest Rate Contracts,” we disposed of our interest rate derivative instruments in February 2005. While the customer funds assets balance on December 31, 2004 was $943.3 million higher than the balance on December 31, 2003, the average invested balance for the year 2004 was $288.2 million higher than for the year 2003. The higher average balance largely reflected increasing acceptance of our direct deposit payroll service and higher levels of customer tax obligations.

Current liabilities increased by $105.6 million during 2004 as current debt increased by $8.4 million and Comdata drafts and settlements payable increased by $39.7 million. Higher trade accounts payable and deferred income, related primarily to Comdata retail services, represented most of the remaining increase. The increase in current debt largely represents drawings by Ceridian Centrefile on its bank overdraft facility. The decrease of $44.5 million in noncurrent liabilities includes a reduction in borrowings under our Comdata receivables securitization facility of $65.0 million, as well as an increase in the noncurrent portion of deferred income. Customer funds obligations increased by $914.5 million together with the increase in customer funds assets, without regard to unrealized gains added to the assets as a result of revaluing these securities at market prices. The increase of $50.5 million in stockholders’ equity includes net earnings of $36.9 million, unrealized gains from customer funds and marketable securities of $18.2 million and currency translation of $22.9 million, further increased by $58.6 million from employee stock plans and reduced by $80.3 million representing the cost of reacquired Ceridian common shares held as treasury stock and a pension liability adjustment of $5.8 million.

Cash Flows

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Years ended December 31,
	2004	2003	2002
Operating activities	$252.9	$56.6	$137.4
Investing activities	(68.4)	(34.4)	(104.4)
Financing activities	(93.5)	(37.5)	(15.1)
Effect of exchange rate on cash and equivalents	5.5	5.2	0.2
Net cash flows provided (used)	$96.5	$(10.1)	$18.1
Cash and equivalents at end of year	$220.7	$124.2	$134.3

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities
(Dollars in millions)

	Years ended December 31,
	2004	2003	2002
		(restated)	(restated)
Net earnings	$36.9	$98.8	$111.5
Deferred income tax provision (benefit)	(19.8)	34.2	24.7
Depreciation and amortization	124.7	79.3	75.8
Provision for doubtful accounts	9.7	11.2	17.0
SourceWeb exit costs, net of recoveries	28.5	—	—
Asset write-downs	3.6	—	7.3
Unrealized (gain) loss on derivative instruments	28.0	15.7	(47.1)
(Gain) loss on marketable securities	(4.5)	(3.4)	6.3
Contribution to retirement plan trusts	—	(105.5)	(3.3)
Other	6.5	7.0	(10.4)
From earnings	213.6	137.3	181.8
From working capital activities	39.3	(80.7)	(44.4)
Cash flows provided by operating activities	$252.9	$56.6	$137.4

Cash Balances and Operating Activities

During 2004, our cash and equivalents increased by $96.5 million to $220.7 million as we used operating cash flows and cash balances to fund investing activities, repay debt and repurchase stock. In 2003, our cash and equivalents decreased by $10.1 million due largely to operating activities. The cash flows from operating activities for 2003 included payments of $105.5 million for employer contributions to our pension plans for employees in the U.S. and the United Kingdom. In 2002, our cash and equivalents increased by $18.1 million to $134.3 million as cash flows from operating activities provided funds for investing and to reduce debt.

Our operating cash flows increased $196.3 million during 2004 as compared to 2003 due mostly to pension contributions of $105.5 million in 2003 and an increase in working capital activities of $120.0 million due mostly to an increase in accrued taxes, accounts payable and drafts settlements payable. Although the impact of the change in receivables changed little in the comparative periods, a Comdata effort to improve receivables management and collection processes contributed significantly to 2004 operating cash flows compared to 2003. This increase was more than offset by the effect of rising fuel prices included in Comdata receivables.

During 2003, our operating cash flows were $56.6 million compared to $137.4 million in 2002. This decrease of $80.8 million was due mostly to an increase in pension contributions of $102.2 million. When comparing the working capital cash flows for 2003 and 2002, the $36.3 million additional cash usage is largely due to decreases in accrued taxes and Comdata drafts and settlements payable.

Investing Activities

Our net cash outflows from investing activities amounted to $68.4 million in 2004, $34.4 million in 2003 and $104.4 million in 2002 as set forth in the following table.

	2004	2003	2002
	(dollars in millions)
Capital expenditures	$(66.2)	$(57.5)	$(54.6)
Acquisitions of investments and businesses	(19.3)	(1.7)	(50.3)
Proceeds from sales of businesses and assets	17.1	24.8	0.5
Net cash inflows (outflows)	$(68.4)	$(34.4)	$(104.4)

During 2004, our capital expenditures included $32.9 million for property and equipment and $33.3 million for software and development costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) amounted to $19.3 million with the HRS acquisition of Recruiting Solutions, Inc., a provider of web-based recruiting products, for $11.0 million and the Comdata acquisition of Datamark Technologies, Inc., a provider of stored value and customer loyalty programs, for $4.1 million. Our proceeds from sales of businesses and assets amounted to $17.1 million and consisted largely of $8.7 million from the sale of 582,758 common shares of U.S.I. Holdings Corporation (“USIH”), $2.4 million from the sale of 193,289 common shares of Ultimate and $4.0 million from the sale of the SourceWeb Assets.

Our 2003 investing activities included capital expenditures of $30.5 million for property and equipment and $27.0 million for software and development costs. In March 2003, we spent $3.0 million to acquire 750,000 shares and a warrant to purchase an additional 75,000 shares of Ultimate. During September 2003, we sold 785,000 Ultimate common shares purchased on the open market in years prior to 2003 for $5.9 million and 137,158 common shares of USIH for $1.8 million. Also during 2003, we received $1.4 million returned from an earn-out escrow related to the acquisition of GLS Benefits Services LLC, a benefits administration outsourcing firm (“Great Lakes Strategies”) in 2002, $12.1 million for assets sold relative to two sale leaseback transactions, and $4.3 million for sale of land not used in our businesses.

During 2002, our investment in capital expenditures included $31.1 million for property and equipment and $23.5 million for software and development costs. The software development costs included $4.7 million for development of SourceWeb. During 2002, we also spent $15.6 million to acquire SYLINQ Corporation (“SYLINQ”), $8.9 million for HR Comply, $19.0 million for Great Lakes Strategies and a total of $6.8 million for other acquisitions. We described these transactions further in Note H, “Investing Activity.”

Financing Activities

Our net cash outflows from financing activities amounted to $93.5 million in 2004, $37.5 million in 2003 and $15.1 million in 2002 as set forth in the following table.

	2004	2003	2002
	(dollars in millions)
Revolving credit facilities and overdrafts, net	$(59.6)	$(49.6)	$(44.6)
Repayment of other debt	(4.1)	(1.4)	—
Repurchase of common stock	(80.3)	(28.8)	(5.4)
Proceeds from stock option exercises and stock sales	50.5	42.3	34.9
Net cash inflows (outflows)	$(93.5)	$(37.5)	$(15.1)

Our financing activities for 2004 included the repurchase of 4,012,400 shares of our common stock for $80.3 million on the open market at an average net price of $20.01 per share. We also received proceeds of $50.5 million for exercises of stock options and employee stock plan purchases. Also during 2004, we paid $65.0 million on our Comdata receivable securitization facility. At December 31, 2004, under our $350.0 million domestic revolving credit facility, we had $347.5 million of unused borrowing capacity. Of that amount, we have designated $75.0 million as backup for the amount outstanding under the Comdata receivables securitization facility, which leaves $272.7 million available for other purposes.

During 2003, we repurchased 1,844,100 shares of our common stock for $28.8 million on the open market at an average net price of $15.60 per share. Proceeds from exercises of stock options and employee stock plan purchases amounted to $42.3 million during 2003 compared to $34.9 million in 2002. Also during 2003, we entered into two capital lease arrangements resulting in an obligation of $22.2 million to be paid over a 60-month period. We also reduced our borrowings under our domestic revolving credit facility by $40.0 million and our Comdata receivable securitization facility by $10.0 million.

In June 2002, Comdata entered into a $150.0 million receivables securitization facility. The facility has up to a three-year term and uses certain of Comdata’s trade receivables as collateral for borrowings. At December 31, 2002, $150.0 million had been drawn against and remained outstanding under this facility. We used those proceeds and additional payments of $45.0 million to reduce borrowings under our $350.0 million revolving credit facility to $40.0 million at the end of 2002. Proceeds from exercises of stock options and employee stock plan purchases during 2002 amounted to $34.9 million. We purchased 393,000 shares of our common stock on the open market during the last half of 2002 for $5.4 million at an average price, including commissions, of $13.74 per share.

For further information on financing cash flows, see Note K, “Financing” and the following section of this discussion entitled “Liquidity and Capital Resources.”

Liquidity and Capital Resources

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities. Cash balances and cash flows are discussed under the section of this discussion entitled “Cash Flows.” Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in a preceding section of this discussion entitled “Results of Operations” and in several of the items in the following section entitled “Cautionary Factors That Could Affect Future Results.” Cautionary factors of particular relevance include those that refer to the effects of government regulations on such matters as the timing of tax payments, interest rates, employee benefits, and funds transfer activities; our ability to attract new customers and retain our existing customers; and general economic conditions.

At December 31, 2004, our committed credit arrangements included a domestic revolving credit facility that provides up to $350.0 million for a combination of advances of which up to $50.0 million can be used for letters of credit until March 2006. In addition at December 31, 2004, we had a $150.0 million receivables securitization facility with a term ending in June 2005, which uses selected Comdata trade receivables as collateral for borrowing. In May 2004, Ceridian Centrefile replaced its £3.0 million overdraft facility with a £6.5 million overdraft facility available through April 2005.

As of December 31, 2004, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $347.5 million of which we have designated $75.0 million as backup for the amount outstanding at that date under the Comdata receivables securitization facility. The interest rate for borrowings under the revolving credit facility is 1% per annum over LIBOR, subject to change based on our senior unsecured debt ratings. The revolving credit facility contains certain covenants that require that our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis to be at least 2.75 to 1 and also limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures, among other things. In late 2004 and early 2005, we amended our domestic revolving credit facility to allow additional time to deliver our quarterly reports on Form 10-Q for the second and third quarters of 2004 and this Form 10-K to our lenders without the delayed delivery constituting a default under this agreement. We have also further amended this agreement to apply the provisions with respect to amortization and/or impairment of goodwill as are in effect under GAAP on March 31, 2005 for the fourth quarter 2004 and periods thereafter for the calculation of financial ratios and other financial requirements set forth in such agreement. We are in compliance with all covenants related to the amended credit facilities.

Our planned expenditures for capital assets in 2005 are expected to be between $80.0 million and $85.0 million with an estimated allocation of 87% to HRS and 13% to Comdata. We also plan to continue to grow our businesses through strategic acquisitions.

As described in the preceding discussion of financing activities in the “Cash Flows” section of this discussion, we have been repurchasing Ceridian common stock pursuant to our stock repurchase program since late 2002. We repurchased 393,000 shares in 2002 and 1,844,100 shares in 2003. In 2004, we suspended the program in mid-year due to delays in filing our periodic SEC reports. At the time we suspended our repurchase effort, we had repurchased 4,012,400 shares during 2004 for a total of $80.3 million. As of December 31, 2004, we were authorized to purchase up to 6,350,500 additional shares of our common stock under the authorization from our Board of Directors. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans. We expect to resume our stock repurchase program following the release of first quarter 2005 results.

The table below describes the annual cash payments for which we are obligated under our financing agreements, which are reported on our balance sheet, and our operating lease agreements and significant contractual commitments, which are not on our balance sheet, at that date.

Contractual Obligations at December 31, 2004
(Dollars in millions)

		Payments due by period
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 years
Long-term debt and capital leases	$100.7	$89.9	$9.0	$1.8	$—
Operating leases	294.2	52.7	87.4	62.6	91.5
Purchase obligations	22.9	8.2	12.9	1.8	—
Retirement plans	551.0	51.1	104.2	109.6	286.1
Total	$968.8	$201.9	$213.5	$175.8	$377.6

Our long-term debt and capital lease obligations are described in the “Cash Flows” section of this discussion and in Note K, “Financing.” Since we have the capability and intention of continuing our use of short-term borrowings under our Comdata receivables securitization facility when it matures in June 2005 and our revolving credit facility when that facility matures in 2006, the outstanding balances are reported as noncurrent liabilities on our consolidated balance sheet. The table above reflects the $75.0 million due under the Comdata receivables securitization facility according to the contractual 2005 maturity date.

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

In March 2001, we entered into an agreement with Ultimate, amended in August 2001 and February 2002, that provided us with a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated payroll/HR/self-service offering to our small business customers. Pursuant to the February 2002 amendment, the license agreement provided for a monthly royalty commencing in January 2003, which is based on the number of our customers’ employees paid by using the software and subject to minimum and maximum amounts. The minimum obligation required monthly payments of $0.5 million per month from January 2004 until January 1, 2006, when the per-employee monthly charge escalates at a rate of 5% per annum until the end of the noncancelable term in March 2008. On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform and ceased use of this contractual relationship. As of December 31, 2004 we remained obligated to make minimum royalty payments totaling $20.7 million, which are included in the table above. A further description of this contract arrangement is presented in Note L, “Commitments and Contingencies” and a description of the sale of the SourceWeb Assets is presented in Note D, “Supplementary Data to Statements of Operations.”

In connection with the acquisition of certain call center assets in December 2002, we entered into royalty and services arrangements that are noncancelable for the first 36 months. Under these arrangements, we are obligated to make minimum payments of $2.2 million in 2005.

Our payment obligations for employee benefit plans are further described in Note I, “Retirement Plans.”

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

We reassess the carrying value of goodwill annually, or more frequently when certain developments occur. A number of significant assumptions and estimates are involved in determining the current fair value of the reporting unit including operating cash flows, markets and market share, sales volumes and prices, costs to produce, and working capital changes. We consider historical experience and all available information at the time the fair values of our reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. The evaluation of impairment involves comparing the current fair value of the reporting units to the recorded value (including goodwill).

If the recorded value (including goodwill) of a reporting unit exceeds its current fair value, then to the extent that the recorded value of goodwill of the reporting unit exceeds the implied fair value of the reporting unit’s goodwill an impairment loss is recognized. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets and the excess is the implied fair value of goodwill.

We also test long-lived assets, including other intangible assets, under the guidance of Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such an asset or group of assets may not be recoverable. Events or circumstances that might indicate an impairment of carrying value include:

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

Capitalization, amortization and impairment testing of software and development costs

Our software and development efforts are substantially for internal use and, as indicated in Note A, “Accounting Policies—Software and Development Costs” to our consolidated financial statements, we rely on AICPA Statement of Position 98-1 (“SOP 98-1”) for accounting guidance. Therefore, for our modification or development efforts, we need to identify by nature and by stage of development those costs which are to be capitalized rather than charged to operations as incurred. We also need to identify the point at which the modified or developed software is ready for use, capitalization of cost will cease and amortization of that cost will begin. Costs incurred subsequent to the ready for use date will generally be charged to operations and only capitalized if justified as a material improvement in the functionality of the capitalized software product.

With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. The net amount of these costs shown on our consolidated balance sheet at December 31, 2004 was $75.7 million. The elements of software and development costs were purchased software of $23.3 million and internally developed software of $52.4 million. These amounts represent the costs we have invested in these assets, reduced by amortization expense charged against our earnings as the software was used in our operations and by any write-downs as a result of our recoverability analysis. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business. Our projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these or other assets. The amount of the write-down, if any, is largely dependent on our estimates of future cash flows and the selection of an appropriate discount rate. As a result of our assessments during the past three years, we recorded $3.2 million in 2004 for abandoned software projects, none in 2003, and $5.8 million in 2002 for abandoned software projects.

Determination of our liability for pensions and other postretirement benefits

We present information about our pension and postretirement benefit plans in Note I, “Retirement Plans” to our consolidated financial statements. The determination of the liabilities and expenses for pensions and other postretirement benefits are accomplished with the assistance of independent actuaries using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations of the plan. The impact on the liabilities of a change in the discount rate of ¼ of 1% would be approximately $18.2 million and approximately $0.3 million to pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of ¼ of 1% would impact pre-tax earnings by approximately $1.3 million for 2005.

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

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we serve, particularly those more economically sensitive industries such as trucking and retail. Approximately 72 percent of Comdata’s revenue for 2004 was attributable to its transportation business. Comdata’s results of operations are, therefore, dependent on the level of activity in the transportation industry, which, in turn, is affected by general economic conditions. For example, a decrease in the number of truck drivers would decrease the number of Comchek transactions and could adversely affect Comdata’s revenues. Similarly, since a significant portion of our fueling transactions are priced by reference to the amount spent on the transaction, our revenue can be significantly affected by changes in fuel prices. Falling fuel prices directly reduce the amounts of revenue and earnings related to these transactions. Rising fuel prices increase our revenue and earnings but also increase the working capital requirements of Comdata and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase fuel using a Comdata payment method.

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

In August 2004, a number of shareholder class actions and derivative suits were filed against the company. The judgment, settlement and costs of this litigation could have an adverse effect on our financial results.

In addition, we restated our consolidated financial statements for the years 1999 through 2003 and for the quarterly period ended March 31, 2004 to correct errors in accounting relating principally to the capitalization of internally developed software, the commencement of amortization of capitalized software development costs, accounting for interest rate and fuel price derivative instruments and the accrual of costs and expenses. The determination to restate these consolidated financial statements was made after errors were discovered in October 2004 and January 2005. We refer you to the note entitled “Restatement of Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” in Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2003 for additional discussion of this restatement. Further, we restated our consolidated financial statements for the years 2000 through 2003 and the first, second and third quarterly periods in 2004 to correct errors in accounting related principally to the CobraServ trademark amortization, leases, international acquisitions, accrual of costs and expenses, and income tax reserves. The determination to restate these consolidated financial statements was made after errors were discovered in March and April 2005. We refer you to Note B, “Restatement of Financial Statements” and Note O, “Supplementary Quarterly Data” contained in Part II, Item 8, “Financial Statements and Supplementary Data” contained in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K for additional discussion of this restatement. These restatements could result in new litigation or expand existing litigation. The judgments, settlement and costs of such litigation could have an adverse effect on our financial results.

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

Approximately 24 percent of HRS revenue in 2004 was obtained from our international operations. Our Ceridian Centrefile subsidiary provides human resource services, payroll processing services and human resource information systems software in the United Kingdom. Ceridian Centrefile is expanding its payroll services into numerous countries by engaging a partner within a country to provide us with payroll administration and processing services for that country. Our Ceridian Canada operations handle and hold payroll as well as tax filing funds for our Canadian customers. Comdata also operates in Canada, and has prospects for expanding its business into Latin and South America and Europe. In addition to the risks otherwise described herein, international operations are subject to further additional risks that could adversely affect those operations or our business as a whole, including:

•       costs of customizing products and services for foreign customers;

•       difficulties in managing and staffing international operations;

•       difficulties with or inability to engage partners in Europe;

•       reduced protection for intellectual property and other legal rights in some countries;

•       longer sales and payment cycles;

•       the burdens of complying with a wide variety of foreign laws;

•  exposure to legal jurisdictions which may not recognize or interpret customer contracts in predictable ways;

•       exposure to local economic and political conditions; and

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

Under various service agreements with its customers, our HRS division or its subsidiaries assume financial responsibility for the payment of the taxes, penalties and liabilities assessed against its customers arising out of the failure of our HRS division or its subsidiaries to fulfill its obligations under its agreements with these customers, unless these taxes, penalties or liabilities are attributable to the customer's failure to comply with the terms of the agreement the customer has with our HRS division or its subsidiaries. These taxes, penalties and liabilities could, in some cases, be substantial and could harm its business and operating results. Additionally, the failure of our HRS division or its subsidiaries to fulfill its obligations under its customer agreements could harm our reputation, its relationship with our customers and its ability to gain new customers.

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

Our business is dependent on several significant vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations. In particular, Comdata's current business relies upon its relationships with third party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by third party suppliers, including MasterCard or other similar card associations. Comdata is considering alternatives to its existing third party relationships, and is in the process of forming a Utah industrial bank (“Comdata Bank”) which Comdata anticipates would likely become a direct participant in the MasterCard credit and debit networks. The Comdata Bank application is awaiting FDIC approval which is currently pending until the issues with the SEC investigation are substantively resolved. Any adverse change in Comdata's relationship with these vendors or Comdata’s inability to timely and effectively establish the Comdata Bank or find other timely and effective alternatives to these vendor relationships could likely adversely affect Comdata's business and results of operations and could harm our consolidated results of operations as well.

We have found material weaknesses in our internal controls that require remediation and concluded, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal controls over financial reporting at December 31, 2004 were not effective.

As we disclose in our Management’s Report on Internal Control over Financial Reporting in Part II, Item 8 “Financial Statements and Supplementary Data,” and as disclosed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, we have discovered deficiencies, including material weaknesses, in our internal control over financial reporting. While we are taking immediate steps to correct our internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until the new and improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. Pending the successful completion of such testing, we will perform mitigating procedures relating to our internal control weaknesses. If we fail to remediate any material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion would have upon our stock price or business.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

Our primary market risk exposure is interest rate risk. We invest funds held temporarily for our clients in interest bearing instruments, earning interest income in lieu of service fees. Interest income from client funds is recorded as revenue net of any interest credits due clients, and changes in interest rates impact interest revenue accordingly. In addition we hold short-term investments for our own account for liquidity purposes and issue debt instruments, with related interest income and interest expense recorded as such in the income statement. We also purchase interest rate derivative instruments to modify our overall interest rate risk exposure. All interest rate sensitive instruments are held in portfolios for investment purposes, and no such instruments are held in trading portfolios. Our interest rate risk exposures are summarized in the table below.

	Invested Customer Funds	Ceridian Short-term Investments	Variable Rate Debt Instruments	Net Position
Average balances
2004	$2,435.2	$144.3	$(125.2)	$2,454.3
2003	2,145.9	117.4	(174.5)	2,088.8
2002	1,931.9	87.3	(207.3)	1,811.9
Average interest rate
2004	3.10%	1.80%	3.51%	3.01%
2003	2.90%	1.70%	2.64%	2.85%
2002	3.34%	2.41%	3.04%	3.33%
Interest income (expense) per statement of operations
2004	$75.6	$2.6	$(4.4)	$73.8
2003	62.2	2.0	(4.6)	59.6
2002	64.6	2.1	(6.3)	60.4

The $13.4 million increase in interest revenue from invested customer funds in 2004 over 2003 consisted of $5.0 million related to higher interest rates and $8.4 million due to higher average invested balances. The net decrease of $2.4 million in 2003 compared to 2002 consisted of $10.0 related to lower interest rates, largely offset by an increase of $7.6 due to higher average invested balances.

The impact of our interest rate derivative program was as follows:

	2004	2003	2002
Realized gains	$30.0	$31.2	$26.2
Unrealized gains (losses)	(28.9)	(15.7)	47.1
Net gain	$1.1	$15.5	$73.3

We further discuss interest rate derivative contracts in Note A, “Accounting Policies—Cash and Investments, including Derivatives” and Note H, “Investing Activity.”

We manage our interest rate risk by modeling the impact of changes in interest rates on combined net interest revenue, interest income, and interest expense, referred to as Net Interest Income. Interest rate derivative instruments may be purchased as part of our risk management program and such instruments are modeled as part of our overall interest rate sensitivity position. Our goal is to achieve a stable and predictable level of reported Net Interest Income over a range of expected changes in interest rates.

The table below illustrates the impact of changes in interest rates on our after tax Net Interest Income.

Hypothetical Change in
Change in Interest Rates	Net Interest Income
Expressed in Basis Points	from Base Scenario
(in millions of dollars)
300 Increase	$22.0
200 Increase	14.7
100 Increase	7.4
50 Increase	3.7
25 Increase	1.8
Base Scenario (2.25%)
25 Decrease	(0.7)
50 Decrease	(2.8)
100 Decrease	(6.9)
200 Decrease	(15.2)

The contents of the table show the estimated impact on annual after tax net interest income of an immediate and sustained change in interest rates from a base of 2.25% Federal Funds rates as of December 31, 2004. Computations in the table are based on assumed levels of customer funds, short-term liquidity investments, debt instruments outstanding, interest rate derivative instruments, and U.S. and Canadian interest rates. The impact of interest rate derivative instruments we held on December 31, 2004 is excluded from the computations. All of these instruments were terminated on February 4, 2005, and any impact of these instruments is therefore excluded from results. Optionality exists in the form of callable securities we own, and these securities are assumed to all be called in falling rate scenarios and all go to maturity in rising rate scenarios. The amount of prepayment risk of other securities in the portfolio is negligible, and therefore excluded from the table contents.

The principal change in our interest rate risk position was the termination of all of our interest rate derivative instruments on February 4, 2005. Interest rate risks associated with these instruments included mark-to-market valuations and interest receipts, all of which were reported as “(gain) loss on derivative instruments” in our consolidated statements of operations. We have subsequently made no purchases of interest rate derivative instruments.

Fuel Price Market Risk

Our Comdata transportation services business revenue and net income is exposed to variability based on changes in the price of diesel fuel and gasoline. For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly.

We manage our fuel price risk by modeling the impact of changes in fuel prices on transaction fee revenue and net income. Fuel derivative instruments may be purchased as part of our risk management program and the effects of these instruments are modeled as part of our overall fuel risk sensitivity position. Our goal is to achieve a stable and predictable level of reported net income through a range of expected changes in fuel prices.

Diesel fuel prices have been rising generally, as reported by the Department of Energy which calculates that the average price of highway diesel fuel number 2 was $1.81 in 2004, $1.51 in 2003, and $1.32 in 2002. These rising prices increased Comdata revenue by 5.5 in 2004 and by $3.2 million in 2003 and were offset by realized losses on fuel derivative contracts of $2.7 million in 2004 and $0.8 million in 2003.

At December 31, 2004, Comdata held fuel derivative instruments that will largely offset the overall impact of diesel fuel price changes for 2005. These instruments mature on December 31, 2005 and are not accounted for as hedges. The hypothetical impact of changes in diesel fuel prices, including the impact of fuel derivative instruments is shown in the table below.

		Change in	Change in
Change in Diesel	Change in	(Gain)Loss	After Tax
Fuel Price per gallon	Revenue	On Derivatives	Net Income
	(in millions of dollars)
$.30 Increase	$5.4	$6.7	$(0.8)
$.20 Increase	3.6	4.9	(0.8)
$.10 Increase	1.8	3.1	(0.8)
Base Scenario ($1.99/gallon)	—	1.3	(0.8)
$.10 Decrease	(1.8)	(0.5)	(0.8)
$.20 Decrease	(3.6)	(2.3)	(0.8)
$.30 Decrease	(5.4)	(4.1)	(0.8)

The contents of the table show the estimated annual impact of an immediate and sustained change in diesel fuel prices from a base of $1.99 per gallon at December 31, 2004. Computations in the table are based on assumed levels of diesel fuel purchase transactions and amounts charged. Comdata does not otherwise hold instruments sensitive to fuel price risk except for fuel derivative instruments purchased as part of its risk management program, which are held for investment purposes. The fuel derivative instruments contain no puts, calls or other options.

Similar to diesel fuel price risk, our Comdata transportation services business revenue and net income are subject to variability based on changes in gasoline prices. We estimate that for each 10 cent change in the annual average price of gasoline, our revenue and pretax income are impacted $720,000. Due to changes in the average price of gasoline, our revenue was $2.3 million higher in 2004 than 2003. We may use gasoline derivative securities as part of our fuel price risk management program, but no such securities were held during 2004.

Other Market Risk

Our exposure to foreign exchange risk is related to our HRS operations at Ceridian Canada and Ceridian Centrefile, and is considered not material to our consolidated financial condition or results of operations. These foreign operations principally serve their respective domestic markets with nearly all revenue and expenses denominated in local currency. Other intercompany charges between U.S. and non-U.S. based operations are not material. Translation adjustments on investments in foreign operations are reported in “accumulated other comprehensive income” in our accompanying consolidated statements of stockholders’ equity and are not hedged.

Item 8.                        Financial Statements and Supplementary Data

1.   Index to Consolidated Financial Statements.

The following financial statements and reports are filed as part of this report:

2.   Index to Financial Statement Schedules.

The following financial statement schedule and report is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Page
Schedule II. Valuation and Qualifying Accounts	120
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	121

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. This assessment identified deficiencies in our internal control over financial reporting, and management has determined that each of the following deficiencies individually constitutes a “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in it’s Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2004:

1.                Inadequate company-level controls.   We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring), specifically:

•        We did not maintain sufficient documentation supporting the application of our accounting policies, practices and procedures;

•        We did not maintain adequately trained personnel in accounting and other functions critical to financial reporting;

•        We did not maintain adequate mechanisms for anticipating and identifying financial reporting risks and for reacting to changes in our operating environment that could have a material effect on financial reporting;

•        We did not maintain policies and procedures designed to ensure that we accounted for software capitalization, revenue recognition, and expense recognition in accordance with U.S. GAAP, and did not maintain effectively-designed preventive and detective controls to ensure proper application of U.S. GAAP in the financial reporting process;

•        We did not adequately communicate employees’ duties and control responsibilities; and

•        Our periodic evaluations of internal controls and monitoring of remediation activities were not effective.

2.                Inadequate financial statement preparation and review procedures.   We did not maintain adequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we identified the following deficiencies:

•        Failure to document and approve journal entries at our corporate office and U.S. and U.K. payroll divisions;

•        Inadequate policies and procedures to identify errors in accounts payable and various accruals and to ensure timely recognition of costs and expenses;

•        Failure to appropriately segregate and define certain accounting duties relating to the identification, calculation and recording of liabilities;

•        Inadequate cost and expense classification processes and review controls to ensure compliance with U.S. GAAP;

•        Inadequate policies and procedures for the identification, calculation and recording of acquisitions and consolidation entries for international subsidiaries;

•        Ineffective reconciliation of accounts; and

•        Lack of sufficient finance and accounting personnel with appropriate U.S. GAAP expertise.

As a result of this material weakness, we (i) failed to recognize costs and expenses on a timely basis and misclassified costs and expenses in our consolidated statements of operations; (ii) incorrectly calculated and recorded acquisition and consolidation entries associated with our subsidiaries, principally in the United Kingdom and Canada, and (iii) improperly accounted for free rent, concessions and escalation clauses in leases.

3.                Inadequate financial reporting processes and information systems in our United Kingdom subsidiary.   Our financial reporting processes and information systems at our subsidiary in the United Kingdom were not adequately designed or operating to effectively support our financial reporting requirements. This material weakness is the result of aggregate deficiencies in internal control activities, specifically:

•  Access and security control deficiencies surrounding the use of certain information technology applications;

•  Insufficient data validation controls in end-user computing applications;

•  Insufficient management oversight; and

•  Lack of adequately trained finance and accounting personnel.

These deficiencies result in more than a remote likelihood that improper accounting for transactions could occur, and not be detected on a timely basis, resulting in material misstatements in our consolidated financial information.

4.                Inadequate controls associated with the accounting for capitalized software costs and related amortization.   Our internally developed software capitalization guidelines were not consistent with U.S. GAAP; we lacked personnel with sufficient expertise in software capitalization rules pursuant to U.S. GAAP; we did not adequately train employees, including financial analysts and project managers who performed these accounting functions; we failed to maintain sufficient documentation for the historical capitalization of certain software development costs and for the commencement of amortization related to such costs; and we had insufficient preventive and detective controls related to the capitalization of internally developed software. As a result of this material weakness, corrections of errors in accounting were required to reduce assets and stockholders’ equity in our consolidated balance sheets; increase costs and expenses and reduce net earnings in our consolidated statements of operations; and reclassify amounts between operating activities and investing activities in our consolidated statements of cash flows.

5.                Inadequate controls over complex transactions and accounting matters.   We lacked adequately trained finance and accounting personnel with appropriate U.S. GAAP accounting expertise. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters could not be performed. As a result of these deficiencies, errors in accounting for certain complex transactions occurred in the following areas:

•        Inadequate revenue recognition procedures and controls.   We did not have adequate policies and procedures in place related to revenue recognition; we lacked personnel with adequate expertise in revenue recognition rules under U.S. GAAP; and we failed to consistently include finance and accounting personnel in the analysis of the impact revenue arrangements would have on consolidated financial reporting. As a result, accounting errors were identified related to revenue recognition. These errors in accounting were corrected by increasing deferred income and deferred costs and reducing stockholders’ equity in our consolidated balance sheets; and reducing revenue, cost of revenue and net earnings in our consolidated statements of operations in 2003 and 2004.

•        Statement of Financial Accounting Standards (FAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”   Our interest rate and fuel price derivative instruments did not satisfy the requirements of FAS 133 and, as such, did not qualify for hedge accounting treatment. The correction of this accounting error impacted revenue and (gain) loss on derivative instruments in our consolidated statements of operations for fiscal 2001 through 2004. The unrealized gains and losses on these derivative instruments that were originally accounted for in accumulated other comprehensive income within stockholders’ equity in our consolidated balance sheets were restated and correctly reported in (gain) loss on derivative instruments in our consolidated statements of operations.

•        Application of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   Our processes were insufficient to ensure the timely identification of business events impacting the useful life of our long-lived assets. As a result, we failed to timely identify the need to shorten the estimated useful life of a trademark asset resulting from a strategic marketing decision made in January of 2004. This accounting error was corrected by increasing expenses and reducing net earnings in our consolidated statements of operations and reducing other intangible assets in our consolidated balance sheets.

As a result of the aforementioned material weaknesses in internal control over financial reporting, material misstatements of our current and previous consolidated financial statements occurred and were identified. To correct these errors in accounting, we restated our annual and interim consolidated financial statements for fiscal 1999 through fiscal 2003 and the fiscal quarters of 2004.

In making our assessment, management used the criteria set forth by COSO in Internal Control—Integrated Framework. Because of the material weaknesses described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on those criteria.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This audit report appears on the next page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ceridian Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (page 58), that Ceridian Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ceridian Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

1.                Inadequate company-level controls.   The Company did not maintain effective company-level controls as defined in the COSO criteria. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring), specifically:

•        The Company did not maintain sufficient documentation supporting the application of accounting policies, practices and procedures;

•        The Company did not maintain adequately trained personnel in accounting and other functions critical to financial reporting;

•        The Company did not maintain adequate mechanisms for anticipating and identifying financial reporting risks and for reacting to changes in the Company’s operating environment that could have a material effect on financial reporting;

•        The Company did not maintain policies and procedures designed to ensure that it accounted for software capitalization, revenue recognition, and expense recognition in accordance with U.S. GAAP, and did not maintain effectively-designed preventive and detective controls to ensure proper application of U.S. GAAP in the financial reporting process;

•        The Company did not adequately communicate employees’ duties and control responsibilities; and

•        The Company’s periodic evaluations of internal controls and monitoring of remediation activities were not effective.

2.                Inadequate financial statement preparation and review procedures.   The Company did not maintain adequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the following deficiencies were identified:

•        Failure to document and approve journal entries at the Company’s corporate office and U.S. and U.K. payroll divisions;

•        Inadequate policies and procedures to identify errors in accounts payable and various accruals and to ensure timely recognition of costs and expenses;

•        Failure to appropriately segregate and define certain accounting duties relating to the identification, calculation and recording of liabilities;

•        Inadequate cost and expense classification processes and review controls to ensure compliance with U.S. GAAP;

•        Inadequate policies and procedures for the identification, calculation and recording of acquisitions and consolidation entries for international subsidiaries;

•        Ineffective reconciliation of accounts; and

•        Lack of sufficient finance and accounting personnel with appropriate U.S. GAAP expertise.

As a result of this material weakness, the Company (i) failed to recognize costs and expenses on a timely basis and misclassified costs and expenses in the consolidated statements of operations; (ii) incorrectly calculated and recorded acquisition and consolidation entries associated with the Company’s subsidiaries, principally in the United Kingdom and Canada, and (iii) improperly accounted for free rent, concessions and escalation clauses in leases.

3.                Inadequate financial reporting processes and information systems in the Company’s United Kingdom subsidiary.   The financial reporting processes and information systems at the Company’s subsidiary in the United Kingdom were not adequately designed or operating to effectively support financial reporting requirements. This material weakness is the result of aggregate deficiencies in internal control activities, specifically:

•        Access and security control deficiencies surrounding the use of certain information technology applications;

•        Insufficient data validation controls in end-user computing applications;

•        Insufficient management oversight; and

•        Lack of adequately trained finance and accounting personnel.

These deficiencies result in more than a remote likelihood that improper accounting for transactions could occur, and not be detected on a timely basis, resulting in material misstatements in the Company’s consolidated financial information.

4.                Inadequate controls associated with the accounting for capitalized software costs and related amortization.   The Company did not have internally developed software capitalization guidelines consistent with U.S. GAAP; lacked personnel with sufficient expertise in software capitalization rules pursuant to U.S. GAAP; did not adequately train employees, such as financial analysts and project managers, who performed these accounting functions; failed to document sufficient support for the historical capitalization of certain software development costs and for the commencement of amortization related to such costs; and preventive and detective controls related to the capitalization of internally developed software were insufficient. As a result of this material weakness, corrections of errors in accounting were required to reduce assets and stockholders’ equity in the Company’s consolidated balance sheets; increase costs and expenses and reduce net earnings in the Company’s consolidated statements of operations; and reclassify amounts between operating activities and investing activities in the Company’s consolidated statements of cash flows.

5.                Inadequate controls over complex transactions and accounting matters.   The Company lacked adequately trained finance and accounting resources with appropriate U.S. GAAP accounting expertise. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters could not be performed. As a result of these deficiencies, errors in accounting for certain complex transactions occurred in the following areas:

•        Inadequate revenue recognition procedures and controls.   The Company did not have adequate policies and procedures in place related to revenue recognition; lacked personnel with adequate expertise in revenue recognition rules under U.S. GAAP; and failed to consistently include finance and accounting personnel in the analysis of the impact revenue arrangements would have on consolidated financial reporting. As a result, accounting errors were identified related to revenue recognition. These errors in accounting were corrected by increasing deferred income and deferred costs and reducing stockholders’ equity in the consolidated balance sheets; and reducing revenue, cost of revenue and net earnings in the consolidated statements of operations in 2003 and 2004.

•        Statement of Financial Accounting Standards (FAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”   The Company’s interest rate and fuel price derivative instruments did not satisfy the requirements of FAS 133 and, as such, did not qualify for hedge accounting treatment. The correction of this accounting error impacted revenue and (gain) loss on derivative instruments in the Company’s consolidated statements of operations for fiscal 2001 through 2004. The unrealized gains and losses on these derivative instruments that were originally accounted for in accumulated other comprehensive income within stockholders’ equity in the Company’s consolidated balance sheets were restated and correctly reported in (gain) loss on derivative instruments in the Company’s consolidated statements of operations.

•        Application of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   The Company’s processes were insufficient to ensure the timely identification of business events impacting the useful life of long-lived assets. As a result, the Company failed to timely identify the need to shorten the estimated useful life of a trademark asset resulting from a strategic marketing decision made in January of 2004. This accounting error was corrected by increasing expenses and reducing net earnings in the Company’s consolidated statements of operations and reducing other intangible assets in the Company’s consolidated balance sheets.

As a result of the aforementioned material weaknesses in internal control over financial reporting, material misstatements of the Company’s current and previous consolidated financial statements occurred and were identified. To correct these errors in accounting, the Company restated it’s annual and interim consolidated financial statements for fiscal 1999 through fiscal 2003 and the fiscal quarters of 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Ceridian Corporation and subsidiaries as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our report dated April 20, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Ceridian Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Ceridian Corporation and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

/s/ KPMG LLP
Minneapolis, Minnesota
April 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ceridian Corporation:

We have audited the accompanying consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Standards No. 142, “Goodwill and other Intangible Assets,” on January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ceridian Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 20, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
April 20, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	Years Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Revenue	$1,320.4	$1,213.9	$1,160.3
Costs and Expenses
Cost of revenue	748.3	693.8	654.2
Selling, general and administrative	475.5	365.1	353.8
Research and development	26.8	19.4	15.0
(Gain) loss on derivative instruments	0.3	(14.7)	(73.3)
Other expense (income)	26.5	(2.5)	33.1
Interest income	(2.6)	(2.0)	(2.1)
Interest expense	4.4	4.6	6.3
Total costs and expenses	1,279.2	1,063.7	987.0
Earnings before income taxes	41.2	150.2	173.3
Income tax provision	4.3	51.4	61.8
Net earnings	$36.9	$98.8	$111.5
Earnings per share
Basic	$0.25	$0.66	$0.75
Diluted	$0.24	$0.66	$0.74
Shares used in calculations (in thousands)
Weighted average shares (basic)	149,074	148,634	148,029
Dilutive securities	2,005	1,563	1,604
Weighted average shares (diluted)	151,079	150,197	149,633

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31,
	2004	2003
		(restated)
ASSETS
Current assets
Cash and equivalents	$220.7	$124.2
Trade and other receivables, net	505.7	467.3
Current deferred income taxes	27.2	28.5
Other current assets	70.4	56.0
Total current assets	824.0	676.0
Property, plant and equipment, net	140.9	148.0
Goodwill	931.8	918.6
Other intangible assets, net	43.6	90.2
Software and development costs, net	75.7	86.2
Prepaid pension cost	13.1	12.2
Deferred income taxes	26.7	9.6
Investments	16.4	22.9
Derivative instruments	28.1	55.7
Other noncurrent assets	10.6	8.7
Total assets before customer funds	2,110.9	2,028.1
Customer funds	4,096.0	3,152.7
Total assets	$6,206.9	$5,180.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$14.9	$6.5
Accounts payable	62.8	39.1
Drafts and settlements payable	153.4	113.7
Customer advances	31.1	31.0
Deferred income	87.4	66.9
Accrued taxes	28.7	25.5
Employee compensation and benefits	53.0	55.3
Other accrued expenses	47.7	35.4
Total current liabilities	479.0	373.4
Long-term obligations, less current portion	85.8	157.0
Deferred income taxes	32.5	38.6
Employee benefit plans	208.4	196.0
Other noncurrent liabilities	38.3	17.9
Total liabilities before customer funds obligations	844.0	782.9
Customer funds obligations	4,067.2	3,152.7
Total liabilities	4,911.2	3,935.6
Stockholders’ equity
Common stock, $.01 par, authorized 500,000,000 shares, issued 151,073,244 and 150,028,289	1.5	1.5
Additional paid-in capital	936.6	925.2
Retained earnings	565.5	528.6
Treasury common stock at cost, 1,650,117 and 5,848 shares	(33.2)	(0.1)
Accumulated other comprehensive income	(174.7)	(210.0)
Total stockholders’ equity	1,295.7	1,245.2
Total liabilities and stockholders’ equity	$6,206.9	$5,180.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Cash Flows from Operating Activities
Net earnings	$36.9	$98.8	$111.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(19.8)	34.2	24.7
Depreciation and amortization	124.7	79.3	75.8
Provision for doubtful accounts	9.7	11.2	17.0
SourceWeb exit costs, net	28.5	—	—
Asset write-downs	3.6	—	7.3
Unrealized (gain) loss on derivative instruments	28.0	15.7	(47.1)
(Gain) loss on marketable securities	(4.5)	(3.4)	6.3
Reduction of environmental accrual	—	—	(4.1)
Contribution to retirement plan trusts	—	(105.5)	(3.3)
Other	6.5	7.0	(6.3)
Decrease (increase) in trade and other receivables	(42.4)	(48.1)	(43.2)
Increase (decrease) in accounts payable	22.6	2.5	3.4
Increase (decrease) in drafts and settlements payable	39.7	(7.1)	5.2
Increase (decrease) in employee compensation and benefits	(4.3)	(6.0)	(8.7)
Increase (decrease) in accrued taxes	7.0	(24.9)	4.4
Increase (decrease) in other current assets and liabilities	16.7	2.9	(5.5)
Net cash provided by (used for) operating activities	252.9	56.6	137.4
Cash Flows from Investing Activities
Expended for property, plant and equipment	(32.9)	(30.5)	(31.1)
Expended for software and development costs	(33.3)	(27.0)	(23.5)
Proceeds from sales of businesses and assets	17.1	24.8	0.5
Expended for acquisitions of investments and businesses, less cash acquired	(19.3)	(1.7)	(50.3)
Net cash provided by (used for) investing activities	(68.4)	(34.4)	(104.4)
Cash Flows from Financing Activities
Revolving credit facilities and overdrafts, net	(59.6)	(49.6)	(44.6)
Repayment of other debt	(4.1)	(1.4)	—
Repurchase of common stock	(80.3)	(28.8)	(5.4)
Proceeds from stock option exercises and stock sales	50.5	42.3	34.9
Net cash provided by (used for) financing activities	(93.5)	(37.5)	(15.1)
Effect of Exchange Rate Changes on Cash	5.5	5.2	0.2
Net Cash Flows Provided (Used)	96.5	(10.1)	18.1
Cash and equivalents at beginning of year	124.2	134.3	116.2
Cash and equivalents at end of year	$220.7	$124.2	$134.3

	Years Ended December 31,
	2004	2003	2002
Interest and Income Taxes Paid (Refunded)
Interest paid	$4.5	$4.7	$7.0
Income taxes paid	33.2	$47.4	$32.0
Income taxes refunded	(17.1)	$(1.1)	$(1.1)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

	Amount			Shares
	2004	2003	2002	2004	2003	2002
		(restated)	(restated)
Common Shares Issued
Beginning balance	$1.5	$1.5	$1.5	150,028,289	148,657,541	146,487,624
Exercises of stock options	—	—	—	849,273	1,040,523	2,008,932
Restricted stock awards, net	—	—	—	194,271	208,270	27,184
Employee stock purchase plans	—	—	—	1,411	121,955	133,801
Ending balance—issued	$1.5	$1.5	$1.5	151,073,244	150,028,289	148,657,541
Treasury Stock—Common Shares
Beginning balance	$(0.1)	$(1.6)	$—	(5,848)	(117,001)	(2,662)
Repurchases	(80.3)	(28.8)	(5.4)	(4,012,400)	(1,844,100)	(393,000)
Exercises of stock options	44.5	26.3	1.6	2,246,762	1,684,502	113,206
Restricted stock awards, net	(1.5)	—	(0.1)	(87,706)	2,943	(1,790)
Employee stock purchase plans	4.2	4.0	2.3	209,075	267,808	167,245
Ending balance—treasury	$(33.2)	$(0.1)	$(1.6)	(1,650,117)	(5,848)	(117,001)
Common Shares Outstanding				149,423,127	150,022,441	148,540,540
Additional Paid-In Capital
Beginning balance	$925.2	$906.3	$870.1
Exercises of stock options	2.5	10.7	28.8
Tax benefit from stock options	6.1	5.6	4.6
Restricted stock awards, net	3.5	1.3	0.6
Employee stock purchase plans	(0.7)	1.3	2.2
Ending balance	$936.6	$925.2	$906.3

				Comprehensive Income
				2004	2003	2002
					(restated)	(restated)
Retained Earnings
Beginning balance (Note B)	$528.6	$429.8	$324.0
Net earnings	36.9	98.8	111.5	$36.9	$98.8	$111.5
Arbitron spin-off adjustment	—	—	(5.7)
Ending balance	$565.5	$528.6	$429.8
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$21.2	$(8.5)	$(12.6)
Rate changes, net	22.9	29.7	4.1	22.9	29.7	4.1
Ending balance	44.1	21.2	(8.5)
Unrealized gain (loss) on customer funds
Beginning balance	$—	$—	$—
Change in unrealized gain (loss), net of income taxes of $10.6, $0.0 and $0.0	18.9	—	—	18.9	—	—
Less realized net (gain) loss, net of income taxes of $(0.3), $0.0 and $0.0	(0.4)	—	—	(0.4)	—	—
Ending balance	18.5	—	—
Unrealized gain (loss) on marketable securities
Beginning balance	$3.9	$1.0	$(0.3)
Change in unrealized gain (loss), net of income taxes of $1.5, $3.2 and $0.3	2.4	4.9	0.7	2.4	4.9	0.7
Less realized net (gain) loss, net of income taxes of $(1.7), $(1.4) and $0.4	(2.7)	(2.0)	0.6	(2.7)	(2.0)	0.6
Ending balance	3.6	3.9	1.0
Pension liability adjustment
Beginning balance	$(235.1)	$(226.2)	$(133.4)
Pension liability change, net of income taxes of $2.7, $5.0 and $55.0 (Note I)	(5.8)	(8.9)	(92.8)	(5.8)	(8.9)	(92.8)
Ending balance	(240.9)	(235.1)	(226.2)
Total ending balance	$(174.7)	$(210.0)	$(233.7)
Total Stockholders’ Equity	$1,295.7	$1,245.2	$1,102.3
Total Comprehensive Income				$72.2	$122.5	$24.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004)
(Dollars in millions, except per share data)

A.   ACCOUNTING POLICIES

Basis of Consolidation

As presented in these consolidated financial statements, we are Ceridian Corporation, which includes subsidiaries and investments in which we have a majority interest. We provide human resource solutions to employers through our Human Resource Solutions (“HRS”) business segment operations primarily located in the United States, Canada and the United Kingdom. We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located primarily in the United States. Our products and services and business segments are more fully described in Note E, “Segment Data.”

We include in our consolidated financial statements grantor trusts that hold funds provided by our HRS payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the United States and Canada. The customer funds held in trust and customer deposits related to our HRS benefits services and Comdata retail services businesses are separately identified as “customer funds” in our consolidated balance sheets. Further information on our accounting for these funds is provided in the section “Revenue Recognition” later in this Note A and in Note M, “Customer Funds.”

When we acquire between a 20% to 50% equity interest in another entity, we generally account for that investment under the equity method and record our share of its earnings or losses. During the reporting period, we held no investments representing an equity interest between 20% and 50%. Our other investments may include debt or equity securities that may or may not be marketable securities. We discuss these other investments in the section entitled “Cash and Investments, including Derivatives” later in this Note A and in Note H, “Investing Activity.”  We review our less-than-20%-owned investments to determine whether we exercise a degree of significant influence over their management that would require the application of the equity method through one or more of the following factors: (a) our representation on the investee’s board of directors; (b) our participation in the investee’s policy making decisions; (c) material intercompany transactions with the investee; (d) interchange of managerial personnel with the investee; or (e) technological dependency.

All material intercompany transactions have been eliminated from our consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which the FASB further amended during 2003. FIN 46 is intended to provide guidance on whether a beneficiary of a variable interest entity should include that entity in its consolidated financial statements. FIN 46 became effective for our quarterly report for the period ended March 31, 2004. The FASB has issued five Staff Positions (“FSP”) to provide further guidance on FIN 46 including FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46” issued on March 3, 2004 and effective for periods beginning after that date. We currently believe that the trusts would be considered variable interest entities that will continue to be included in our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

On January 12, 2004, the FASB issued FSP 106-1, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”).”  The Medicare Act introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. FSP 106-1 allowed companies to recognize or defer recognizing the effect of the prescription-drug provisions of the new Medicare Act, signed into law on December 8, 2003, on their accumulated postretirement benefit obligation in 2003 financial statements. We elected to defer the recognition of this effect. On May 19, 2004, the FASB issued FSP 106-2, which addressed certain accounting and disclosure issues raised by the Medicare Act and became effective for the first interim or annual period beginning after June 15, 2004 or upon earlier adoption if elected. We elected to adopt FSP 106-2 effective for the second quarter of 2004 and describe the effect of this adoption in the accompanying Note I, “Retirement Plans.”

In December 2004, the FASB issued a Statement of Financial Accounting Standards entitled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95” (“FAS 123R”). The principal effect of FAS 123R will be to require the inclusion in our earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements. FAS 123R will become effective for our quarterly report for the period ended March 31, 2006. We are presently studying FAS 123R and believe that the compensation expense that would be determined as a result of adoption of its provisions would not differ materially from the amounts previously presented in the notes to our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets” (“FAS 153”), which is effective for transactions occurring after June 15, 2005. We do not expect that adoption of FAS 153 will have a material effect on our investing activities.

Stock-Based Compensation

We account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. (“APB”) 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Therefore, we generally do not record compensation expense with respect to grants to employees or directors under our fixed stock option plans, since the exercise price is set at the market price on the date of grant, or for our employee stock purchase plan, which is noncompensatory. Compensation expense for our outstanding restricted stock awards, none of which is performance-based, is recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. Grants of stock options to consultants or independent contractors are accounted for under the fair value method. We also report under the disclosure-only provisions of FAS 123, “Accounting for Stock-Based Compensation” and FAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” as presented in Note J, “Stock Plans.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve accounting for software and development costs, goodwill and other intangible assets, pensions and postretirement benefits, economic hedging of interest rates on payroll and tax filing fund investments, actions to restructure or discontinue operations, and the assessment of contingencies. Further discussion on these estimates can be found in related disclosures elsewhere in our Notes.

Changes in Presentation

We have reclassified certain prior year amounts to conform to the current year’s presentation.

Cash and Investments, including Derivatives

We classify investments that are readily convertible to cash within three months of purchase as cash equivalents in our consolidated balance sheet and report those amounts at amortized cost (which does not differ materially from fair market value). We account for our investments in marketable securities under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments other than marketable securities or derivative instruments under APB 18, “The Equity Method of Accounting for Investments in Common Stock.” Our investments of customer funds in marketable securities were classified as held-to-maturity, carried at amortized cost until May 2004, when we reclassified these investments as “available for sale.” Customer funds and other investments in marketable equity or debt securities are considered available-for-sale and reported in the balance sheet at fair value, with changes in fair value reported in accumulated other comprehensive income as further discussed in Note H, “Investing Activity.”

We account for derivatives in accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. FAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under FAS 133.  Derivatives that do not meet the FAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the consolidated statement of operations as (gain) loss on derivative instruments.  In those cases where the derivative meets the FAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in stockholders’ equity until realized.  The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. We enter into interest rate and fuel price derivative instruments for the purpose of economically hedging revenue risk and not for speculative activity. Our economic hedging activities may include the use of contracts such as swaps, collars, caps and floors, as economic hedges of variable income from investments of customer funds and corporate cash, in the case of interest rate derivatives, and, in the case of fuel price derivatives, from transportation revenue based on a percentage of the dollar value of the transaction processed. We further discuss derivative instruments in Note H, “Investing Activity.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
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

We charge repairs and maintenance to expense as the costs are incurred. We include gains or losses on dispositions in other expense (income) when realized. Capitalized interest included in software and development costs was not material.

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

Earnings Per Share

Basic earnings per share represents earnings divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. Our other potentially dilutive securities include “in the money” fixed stock options outstanding. The numbers of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds plus related tax benefits to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of our other potentially dilutive securities (because the exercise price exceeded the average market price for the year) at each December 31 were 6,455,760 for 2004, 9,051,000 for 2003 and 9,847,000 for 2002.

Goodwill and Other Intangibles

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition. Goodwill is not amortized against earnings but instead goodwill balances are subject to impairment review on at least an annual basis. The reporting units identified for this assessment are our U.S.-based HRS operations, the HRS operations of Ceridian Centrefile and Ceridian Canada, Comdata—Transportation, and Comdata—Retail. After consideration of the factors prescribed in FAS 142 “Goodwill and Other Intangible Assets” that might indicate a risk of impairment, we found no indication of goodwill impairment at December 31, 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Our other intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. These costs are amortized on a straight-line basis over the following periods:

Customer lists and relationships	5-15 years
Trademarks	30 years
Technology	7-8 years
Non-compete agreements	2-5 years

We regularly review these recorded amounts and assess their recoverability along with our other long-lived asset groups. Our review considers factors such as whether the amortization of other intangible assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life. We discuss the results of current reviews in Note B, “Restatement of Financial Statements” and Note D, “Supplementary Data to the Statement of Operations.”

Software and Development Costs

Our software and development efforts are substantially for internal use. Under the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal-use software costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. We charge research and development costs and other computer software maintenance costs related to software development to operations as incurred.

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

Income Taxes

We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We file a consolidated U.S. federal income tax return for our parent company and its eligible subsidiaries. We currently have undistributed earnings in our international subsidiaries of approximately $81. Currently, we are examining the impact of the American Jobs Creation Act of 2004 in order to determine the tax impact of declaring a dividend on a portion of such earnings. Based on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

current analysis, it is possible to remit between $50 and $81, with the respective tax liability ranging from $3 to $5. We will finalize our assessment after issuance of further regulatory guidance.

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

HRS

Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our payroll processing, tax filing services, benefit administration services, work-life and employee assistance services, and human resource outsourcing products. This revenue is generated by service fees, income from investment of customer funds in lieu of fees, software maintenance and subscription fees.

Payroll Processing and Tax Filing Services.   Generally, service fees for HRS payroll transaction processing are contracted on a per transaction basis and recognized as revenue when transaction services are provided and the amount is billable. We also recognize payroll services revenue from customer funds held temporarily pending remittance to the customer’s employees. These payroll deposits are primarily invested through grantor trusts. We derive and recognize investment income in lieu of fees as a component of revenue as earned.

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

Payroll processing and tax filing services are sold separately; accordingly, we have objective evidence of standalone value for each service. Separate sales also establish the fair value of each of the services sold in the event a customer contracts with us for multiple services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

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

Benefits administration services are sold separately; accordingly, we have objective evidence of standalone value for each service. Separate sales also establish the fair value of each of the services sold in the event a customer contracts with us for multiple services.

Work-Life and Employee Assistance Services.   We provide work-life and employee assistance programs (“LifeWorks”) to our clients. LifeWorks are delivered through on-line access and telephonically, and through face-to-face meetings provided by referral resources. Contracted fees for these services are generally billed monthly. Revenue is earned and recognized over the term of the contract based on the number of customer employees served and the level of service.

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

HRO services are sold separately by us or by our competitors; accordingly, there is evidence of standalone value for the repetitive deliverables. In certain arrangements, a qualified stated renewal rate in the contract provides evidence of the fair value for the undelivered repetitive processing services. In those situations where a qualified stated renewal rate is included in the arrangement, the use of the residual method afforded by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” allows us to recognize revenue on the delivered elements, generally consisting of non-repetitive conversion and implementation services. Where fair value cannot be established on the undelivered element, revenue (and the related costs of revenue) for the delivered elements are deferred and recognized ratably over the repetitive processing period.

Non-Repetitive Business

Less than 5% of our consolidated revenue in 2004 was generated from the sale and installation of software and data conversion services in our HRS businesses (including non-repetitive HRO services discussed above). These services may also include training and other consulting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

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

Comdata

Transportation

Comdata’s funds transfer system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destinations. Drivers may use Comdata’s proprietary Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from automated teller machines or through the use of Comchek drafts, make long distance phone calls and make direct deposits of pay, settlements or trip advances to personal bank accounts. Revenue from funds transfer transactions is based on a per transaction fee that is based on either a fixed amount or a percentage of the face value of the transaction and is recognized when the transaction takes place.

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

Comdata also provides fueling centers with:(1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized at the time the equipment is received and accepted by the customer. Recurring service revenues for these activities are recognized as earned. Support and maintenance contracts are generally for 12 month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period. These products and services are all sold separately; accordingly, we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services.

Retail Services

Comdata sells stored value cards and provides subsequent activation, reporting and transaction processing services (“services”). Customers may also choose to purchase cards alone, without a continuing obligation for services from SVS. SVS recognizes revenue for card sales without services upon shipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

For card sales with services, revenue on both the card sales and services are deferred and reported on the consolidated balance sheets as deferred income. Costs of the cards sold is deferred and reported on the consolidated balance sheets as prepaid expense. Costs on the services are recognized as incurred. The deferred income and prepaid expense on the card sale are recognized in earnings over the transaction processing period (up to approximately 30 months), which begins upon activation of the card. The deferred income on the services where we charge a fee for unlimited transactions processed on a card is recognized in earnings over the same transaction processing period which begins upon activation of the card. The deferred income on the services where we charge a fee each time a transaction is processed on a card is recognized in earnings over the same transaction processing period which begins each time a transaction is processed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately seven months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed.

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

For HRS, a substantial portion of the costs included in cost of revenue are recognized as incurred and the remaining costs are recognized over the period of use. The costs recognized as incurred consist primarily of customer service staff costs, customer technical support costs, consulting and purchased services, delivery services and royalties. The costs of revenue recognized over the period of use are depreciation and amortization of tangible and software assets, rentals of facilities and equipment, and direct and incremental costs associated with deferred implementation service revenue.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Selling, General and Administrative Expense

We include in selling expense costs related to maintaining a direct marketing infrastructure and sales force and other direct marketing efforts such as advertising, telemarketing, direct mail and trade shows.

General and administrative expense includes the cost of maintaining the infrastructure of the company that is not directly related to delivery of products and services or selling efforts. Also included in this category are the provision for doubtful accounts receivable, amortization of other intangible assets and net periodic pension costs.

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

We include in (gain) loss on derivative instruments the change in the fair value of derivative instruments designated as economic hedges, which are derivatives that do not meet the FAS 133 criteria for hedge accounting treatment. We do not enter into derivative instruments for speculative purposes. The effective portion of changes in the fair value of derivative contracts that meets the FAS 133 hedge accounting requirements is reported in accumulated other comprehensive income. We discuss our policy on derivative instruments earlier in this Note A under the caption “Cash and Investments, including Derivatives.”

Other Expense (Income)

We include in other expense (income) the results of transactions that are not appropriately classified in another costs and expenses category and that generally are not recurring. Those transactions might relate to litigation and contract settlements, currency exchange, asset sales, exit activities, and impairment of asset values (asset write-downs).

Translation of Foreign Currencies

We have determined that local currencies serve as functional currencies for our international operations. We translate foreign currency balance sheets at the end-of-period exchange rates and earnings statements at the weighted average exchange rates for each period. We report the effect of changes in the U.S. dollar carrying values of assets and liabilities of our international operations that are due to changes in exchange rates between the U.S. dollar and their functional currency as “foreign currency translation” in “accumulated other comprehensive income” in the accompanying consolidated statements of stockholders’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

equity. Gains and losses from translation of assets and liabilities denominated in other than the functional currency of the international operation are recorded in results of operations as “other expense (income).”

Receivables Securitization

We maintain a credit facility under which we sell Comdata receivables to third parties through a consolidated subsidiary of Comdata. The subsidiary is consolidated since Comdata owns 100% of the equity, the subsidiary’s activities are virtually all on Comdata’s behalf, and the substantive risks and rewards of the assets rest directly with Comdata. Additionally, the subsidiary has a unilateral right to reclaim all of the transferred assets. Therefore, we account for the outstanding advances as secured borrowings under FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and the sold receivables and borrowings remain in our consolidated balance sheet. We further explain our policy and the operation of this facility in Note K, “Financing.”

B.   RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004 (the “Restatement”). The determination to restate these financial statements was made after errors were discovered in March and April 2005. In addition, certain disclosures in other notes to our consolidated financial statements have been restated to reflect the Restatement adjustments. In the Restatement, we have:

•  recorded accelerated amortization of the CobraServ trademark

•  corrected the accounting for certain leases

•  corrected errors in the accounting for international acquisitions

•  corrected other accounting errors related to the accrual of costs and expenses

•  reduced income tax reserves

•  corrected balance sheet amounts for customer funds and employee benefits

The Restatement narrative below includes only the 2003 and 2002 audited amounts as well as the impact of prior period Restatement amounts on beginning retained earnings at January 1, 2002. The accompanying consolidated statement of operations table includes an unaudited column for the first nine months of 2004 to show the total impact of the Restatement on our 2004 quarterly periods.

The Restatement reduced our earnings before income taxes for 2002 and 2003 by $4.0 consisting of $3.2 related to leases, $0.5 related to international acquisition accounting and $0.3 related to the accrual of costs and expenses. All of the 2002 and 2003 pre-tax statement of operations Restatement entries were classified as selling, general and administrative expense except for $0.3 in 2003 related to leases that was charged to cost of revenue. The impact of the Restatement on the consolidated statements of operations for these periods is shown in an accompanying table. This consolidated statement of operations table also contains the unaudited amounts for the first nine months of 2004. The quarterly impact of the Restatement for 2003 and 2004 is presented in Note O, “Supplementary Quarterly Data.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The Restatement decreased beginning retained earnings for the year ended December 31, 2002 presented on our consolidated statements of stockholders’ equity from $327.4 as previously reported to $324.0 as restated. This $3.4 decrease, net of tax of $1.4, consisted of $2.0 for leases and $1.7 for international acquisition accounting, partially offset by a $0.3 increase related to accruals of costs and expenses.

The primary impact of the above adjustments on the December 31, 2003 consolidated balance sheet was to intangible assets due to international acquisition adjustments, customer funds, and other noncurrent liabilities due to lease adjustments. The impact of the Restatement on our consolidated balance sheet at December 31, 2003 is shown in an accompanying table.

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the years ended December 31, 2003 and 2002. The only impact on the consolidated statements of cash flows was to reclass certain amounts within operating cash flows.

The following is a more detailed description of the six classes of Restatement adjustments:

CobraServ trademark amortization

In March 2005, we discovered that as a result of the determination to rename the CobraServ product offering, the CobraServ trademark capitalized as part of a 1999 acquisition of our benefits services division was no longer being used. It was determined that the decision to abandon the trademark was made in January 2004 and to stop use of the CobraServ trademark in December 2004. As part of this abandonment, we began phasing out use of this trademark over the course of 2004, and the scheduled amortization expense for 2005 and future years of $40.9 was accelerated and amortized to selling, general and administrative expense in equal amounts of $10.2 over the four quarters of 2004. This treatment was applied as a change in accounting estimate under Accounting Principles Board Opinion No. 20, “Accounting Changes.” The impact on our consolidated balance sheets was a $10.2 reduction of other intangible assets in each of the four quarters in 2004.

Lease accounting

In April 2005, we discovered errors in our accounting for certain operating leases. Rent obligations were not being expensed on a straight-line basis in accordance with the Financial Accounting Standard’s Board Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The correction to a straight-line basis increased costs and expenses by $3.2 during 2002 and 2003. This $3.2 was charged to selling, general and administrative expense, except for $0.3 in 2003 that was charged to cost of revenue. The pretax impact for periods prior to 2002 was an expense of $2.8, which was recorded as a reduction of retained earnings at January 1, 2002 of $2.0, net of tax.

International acquisition accounting

As part of a March 2005 review of international purchase accounting entries for acquisitions in the United Kingdom and Canada in 1995 and 1998, errors were discovered in the initial entries as well as the ongoing accounting treatment. The net impact of these adjustments was an increase in selling, general and administrative expense of $0.5 during 2002 and 2003. The pretax impact for periods prior to 2002 was an expense of $2.4, which was recorded as a reduction of retained earnings at January 1, 2002 of $1.7, net of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

tax. The company also made errors in the application of certain foreign currency translation impacts for the international operations which impacted the balance sheet accounts for goodwill, other intangible assets, capitalized software and accumulated other comprehensive income—foreign currency translation.

Accrual of costs and expenses

As part of the ongoing review of our financial statements, we discovered certain other errors related to the accuracy and timeliness of the accrual of costs and expenses. These errors generally related to the timing of expense recognition and offset each other within annual reporting periods; however, the expense recognition timing between quarters had a larger impact as disclosed in Note O, “Supplementary Quarterly Data.” These adjustments increased selling, general and administrative expense for 2002 and 2003 by $0.3. The pretax impact for periods prior to 2002 was a reduction of expenses of $0.4, which was recorded as an increase in retained earnings at January 1, 2002 of $0.3, net of tax.

The adjustments consisted of:

•  Casualty loss reserves

•  Accrual of commissions and incentives

•  Prepayment of expenses originally recorded as an investment

•  Payroll taxes on third party contractors in the United Kingdom

Income tax reserves

It was determined that as a result of an error in the recording of a reduction in our income tax reserves, our liability was overstated by $0.9 as of December 31, 2003. Accordingly, a tax benefit was recorded in the fourth quarter of 2003 as part of the Restatement. This adjustment is in addition to the tax impact of the corrections to pretax earnings listed above.

Balance sheet corrections for customer funds and employee benefits

In reviewing our customer funds assets and liabilities we discovered that an $11.4 correction needed to be made at December 31, 2003 related to amounts due from customers and taxing authorities. We also determined that a $2.0 employee benefits accrual should have been recorded as a current liability rather than long-term and reclassified it at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The following table presents the effect of the Restatement on the consolidated statements of operations:

	First Nine	For Years Ended
	Months	December 31,
	of 2004	2003	2002
	(unaudited)
As Previously Reported
Revenue	$959.1	$1,213.9	$1,160.3
Costs and expenses	888.3	1,062.4	984.3
Earnings before income taxes	70.8	151.5	176.0
Income tax provision	24.5	52.8	62.8
Earnings from continuing operations	46.3	98.7	113.2
Discontinued operations	—	—	—
Net earnings	$46.3	$98.7	$113.2
Basic earnings per share
Continuing operations	$0.31	$0.66	$0.76
Net earnings	$0.31	$0.66	$0.76
Diluted earnings per share
Continuing operations	$0.31	$0.66	$0.76
Net earnings	$0.31	$0.66	$0.76
Restatement Summary
Trademark amortization	$30.6	$—	$—
Lease accounting	1.5	2.1	1.1
International acquisition accounting	(0.6)	(0.8)	1.3
Accrual of costs and expenses	(0.3)	—	0.3
Costs and expenses increase	31.2	1.3	2.7
Total pretax earnings decrease	(31.2)	(1.3)	(2.7)
Tax effect of restatement(1)	(10.8)	(1.4)	(1.0)
Total net earnings increase (decrease)	$(20.4)	$0.1	$(1.7)
As Restated
Revenue	$959.1	$1,213.9	$1,160.3
Costs and expenses	919.5	1,063.7	987.0
Earnings before income taxes	39.6	150.2	173.3
Income tax provision	13.7	51.4	61.8
Earnings from continuing operations	25.9	98.8	111.5
Discontinued operations	—	—	—
Net earnings	$25.9	$98.8	$111.5
Basic earnings per share
Continuing operations	$0.17	$0.66	$0.75
Net earnings	$0.17	$0.66	$0.75
Diluted earnings per share
Continuing operations	$0.17	$0.66	$0.74
Net earnings	$0.17	$0.66	$0.74

(1)    2003 includes a $0.9 tax reserve adjustment in addition to the $0.5 tax effect of the pretax earnings decrease of $1.3.

Please refer to Note O for the impact of the Restatement on our 2004 and 2003 quarterly information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The following table presents the effect of the Restatement on the consolidated balance sheet:

	December 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Assets
Cash and equivalents	$124.2	$—	$124.2
Trade and other receivables, net	467.3	—	467.3
Current portion of deferred income taxes	28.5	—	28.5
Other current assets	56.0	—	56.0
Total current assets	676.0	—	676.0
Goodwill	904.8	13.8	918.6
Other intangible assets, net	101.1	(10.9)	90.2
Software and development costs, net	85.8	0.4	86.2
Deferred income taxes, less current portion	6.0	3.6	9.6
Investments	23.2	(0.3)	22.9
Other noncurrent assets	224.6	—	224.6
Total assets before customer funds	2,021.5	6.6	2,028.1
Customer funds	3,141.3	11.4	3,152.7
Total assets	$5,162.8	$18.0	$5,180.8
Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$6.5	$—	$6.5
Accounts payable	39.1	—	39.1
Drafts and settlements payable	113.7	—	113.7
Customer advances	31.0	—	31.0
Deferred income	66.9	—	66.9
Accrued taxes	26.4	(0.9)	25.5
Employee compensation and benefits	53.9	1.4	55.3
Other accrued expenses	35.2	0.2	35.4
Total current liabilities	372.7	0.7	373.4
Long-term obligations, less current portion	157.0	—	157.0
Deferred income taxes	37.8	0.8	38.6
Employee benefit plans	198.0	(2.0)	196.0
Other noncurrent liabilities	12.0	5.9	17.9
Total liabilities before customer funds obligations	777.5	5.4	782.9
Customer funds obligations	3,141.3	11.4	3,152.7
Total liabilities	3,918.8	16.8	3,935.6
Common stock and additional paid-in capital	926.5	0.1	926.6
Retained earnings	533.6	(5.0)	528.6
Accumulated other comprehensive income	(216.1)	6.1	(210.0)
Total stockholders’ equity	1,244.0	1.2	1,245.2
Total liabilities and stockholders’ equity	$5,162.8	$18.0	$5,180.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The following table presents the Restatement effects by reason and line item on the consolidated balance sheet:

Balance sheet account	December 31, 2003
Increase (decrease)
Summary by Restatement Group by Balance Sheet Account
Lease accounting:
Other noncurrent liabilities increase	$5.9
International acquisition accounting:
Goodwill	13.8
Other intangible assets, net	(10.9)
Software and development costs, net	0.4
Accumulated other comprehensive income (currency translation)	6.1
Net liability/equity increase	$2.8
Accrual of costs and expenses:
Investments	(0.3)
Employee compensation and benefits (short-term liability)	(0.6)
Other accrued expenses	0.2
Net liability decrease	$(0.1)
Income tax impact of adjustments:
Deferred income taxes (long-term asset)	3.6
Accrued taxes (current income taxes payable)	(0.9)
Deferred income taxes (long-term liability)	0.8
Net asset increase	$3.7
Balance sheet reclassifications:
Customer funds (asset)	11.4
Customer funds obligations	11.4
Employee compensation and benefits (short-term liability)	2.0
Employee benefit plans (long-term liability)	(2.0)
Net balance sheet impact	$—
Line item summary of above adjustments and reclassifications:
Assets
Goodwill	13.8
Other intangible assets, net	(10.9)
Software and development costs, net	0.4
Deferred income taxes (long-term)	3.6
Investments	(0.3)
Customer funds	11.4
Net increase in assets	$18.0
Liabilities
Accrued taxes	(0.9)
Employee compensation and benefits	1.4
Other accrued expenses	0.2
Deferred income taxes (long-term)	0.8
Employee benefit plans (long-term)	(2.0)
Other noncurrent liabilities	5.9
Customer funds obligations	11.4
Net increase in liabilities	$16.8
Net increase in stockholders’ equity	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

C.   INCOME TAXES

At December 31, 2004, we had total net operating loss carryforwards of approximately $205.6. Amounts available to reduce future taxable income include $10.2 of U.S. federal net operating loss carryfowards, $192.6 of U.S. state net operating loss carryforwards, and $2.8 of international net operating loss carryfowards. If unused, these carryforwards will expire between 2005 and 2024.

Our income tax returns remain subject to income tax audits in various jurisdictions for 1989 and subsequent years, as a result of tax sharing agreements related to the disposition of certain operations. The IRS is currently examining us for the 2001 and 2002 tax years. Also, as disclosed in an accompanying table, we were able to favorably settle some tax issues with jurisdictions during each of the past three years. We have provided for probable additional taxes related to open audits. During 2004, the net amount of audit related items reflected in our income tax provision is a tax benefit of $4.0. We consider our tax accruals adequate to cover any U.S. and international tax deficiencies not recoverable through deductions in future years.

Components of Earnings and Taxes from	Years Ended December 31,
Continuing Operations	2004	2003	2002
		(restated)	(restated)
Earnings Before Income Taxes
U.S.	$9.1	$121.6	$144.4
International	32.1	28.6	28.9
Total	$41.2	$150.2	$173.3
Income Tax Provision
Current
U.S.	$25.9	$4.8	$21.6
State and other	(10.8)	(0.1)	3.0
International	9.0	12.5	12.5
	24.1	17.2	37.1
Deferred
U.S.	(21.9)	35.7	27.6
State and other	(1.9)	2.1	0.6
International	4.0	(3.6)	(3.5)
	(19.8)	34.2	24.7
Total	$4.3	$51.4	$61.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

	Years Ended December 31,
Effective Rate Reconciliation	2004	2003	2002
		(restated)	(restated)
U.S. statutory rate	35%	35%	35%
Income tax provision at U.S. statutory rate	$14.4	$52.6	$60.6
State income taxes, net	1.0	1.2	2.8
Meals and entertainment	1.0	0.8	0.8
Tax on international earnings	12.3	—	—
Tax settlements	(16.3)	(3.9)	(3.9)
Valuation allowance change	(7.0)	—	—
Other	(1.1)	0.7	1.5
Income tax provision	$4.3	$51.4	$61.8

Tax Effect of Items That Comprise a Significant Portion of the	December 31,
Net Deferred Tax Asset and Deferred Tax Liability	2004	2003
		(restated)
Deferred Tax Asset
Employment related accruals	$64.1	$64.0
Restructuring and other accruals	44.2	28.6
Net operating loss carryforwards	18.7	12.4
Other	14.5	13.1
Total gross deferred tax asset	141.5	118.1
Valuation allowance	(15.1)	(18.8)
Total deferred tax asset	126.4	99.3
Deferred Tax Liability
Intangibles	(84.1)	(67.4)
Other	(20.9)	(32.4)
Total deferred tax liability	(105.0)	(99.8)
Net deferred tax asset (liability)	$21.4	$(0.5)
Net Deferred Tax by Geography
United States	$48.3	$16.2
International	(26.9)	(16.7)
Total	$21.4	$(0.5)

We have established a valuation allowance related to future state income tax benefits because it is considered to be more likely than not that these benefits will not be realized. At December 31, 2004, the valuation allowance relating to state tax operating loss carryforwards was approximately $14.1 and the allowance related to international operating loss carryforwards was approximately $1.0. We decreased the valuation allowance for the state deferred income taxes related to the pension assets because it was more likely than not that we would realize its benefit in the future. The associated tax benefit of approximately $7.0 was recognized in tax expense for the current year. We also increased the valuation allowance due to the current year net operating loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

D.   SUPPLEMENTARY DATA TO STATEMENTS OF OPERATIONS

	Years Ended December 31,
Other Expense (Income)	2004	2003	2002
SourceWeb exit costs, net of recoveries	$28.5	$—	$—
Litigation and contract settlement costs	—	1.9	0.8
Foreign currency translation expense (income)	(0.8)	(0.2)	(0.6)
Gain on sale of assets	(0.6)	(1.6)	—
(Gain) loss on marketable securities	(4.5)	(3.4)	6.3
Accrued exit costs, net of recoveries	0.3	—	13.5
Factoring receivables loss	—	—	9.8
Asset write-downs	3.6	—	7.3
Reduction in environmental accrual	—	—	(4.1)
Other expense (income)	—	0.8	0.1
Total	$26.5	$(2.5)	$33.1

Unusual Losses (Gains)

SourceWeb exit costs, net of recoveries

On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. (“RSM”) for $4.0 pursuant to the terms and conditions of an Asset Purchase Agreement. In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $9.1 pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds. The impaired assets primarily consisted of a purchased software license from The Ultimate Software Group, Inc. (“Ultimate”) and capitalized software development costs. In addition to this asset impairment, we also recorded a $19.4 pre-tax loss on disposal which comprised the fair value of the future minimum royalty obligations to Ultimate of $19.2 and $0.2 of employee severance costs.

SourceWeb was a payroll platform within the small business division of our HRS business segment. Pursuant to the terms of the Asset Purchase Agreement, we agreed to provide certain transitional and third party services to RSM for up to nine months from December 31, 2004.

Litigation and contract settlement costs

During the third quarter of 2003, Comdata paid $1.9 to settle out of court with a former vendor. In the fourth quarter of 2002, we also recorded $0.8 of other costs in HRS for a litigation settlement.

(Gain) loss on marketable securities

During 2004, we sold 193,289 common shares of Ultimate for proceeds of $2.4 and a net gain of $1.6. Also in 2004, we sold 582,758 common shares of U.S.I. Holdings Corporation (“USIH”) for proceeds of $8.7 and a net gain of $2.9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

During September 2003, we sold 785,000 common shares of Ultimate for proceeds of $5.9 and a net gain of $3.0. In addition, we sold 137,158 common shares of USIH for proceeds of $1.8 and a net gain of $0.4. We further describe these transactions in Note H, “Investing Activity.”

During the fourth quarter of 2002, HRS recorded a $6.3 write-down of the carrying value of certain marketable equity securities. The investment write-down related primarily to our December 2001 cost-based investment in preferred stock of USIH, which was converted to common stock as a result of an initial public offering in October 2002.

Accrued exit costs, net of recoveries

	Accrued Exit Costs
	Severance	Occupancy Costs	Contracts	Total
2004
SourceWeb	$0.2	$—	$19.2	$19.4
Other	0.2	0.1	—	0.3
Total accrued costs	0.4	0.1	19.2	19.7
Utilization:
2004 cash payments	(0.1)	—	—	(0.1)
Balance at December 31, 2004	$0.3	$0.1	$19.2	$19.6
2002
Total accrued costs	$8.2	$6.7	$—	$14.9
Utilization:
2002 cash payments	(6.3)	(2.5)	—	(8.8)
2002 recoveries	(1.1)	—	—	(1.1)
2003 cash payments	(0.8)	(2.8)	—	(3.6)
2004 cash payments	—	(1.4)	—	(1.4)
Balance at December 31, 2004	$—	$—	$—	$—

During the third quarter of 2004, we announced a shut-down of a Comdata facility that resulted in accrued exit costs of $0.3 of which $0.2 was for severance and $0.1 was related to the lease of the facility.

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

In the fourth quarter of 2002, we reviewed the status of accrued exit costs and revised the estimated amounts to reduce the severance cost provisions made in prior years by $1.4. The revisions made by HRS included $0.8 related to provisions recorded in the first quarter of 2002 and $0.3 recorded in the first quarter of 2000. The revisions by Comdata amounted to $0.3 related to provisions recorded in the first quarter of 2002. We also incurred additional expense in HRS for severance costs of $1.3, involving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

81 employees, and other exit costs of $2.9 and in Comdata for severance costs of $0.6, involving 41 employees, and other exit costs of $1.1. We paid all of the additional HRS severance costs during the fourth quarter of 2002. The other exit costs largely represented lease commitments, net of expected recoveries.

Factoring receivables loss

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

Asset write-downs

In January 2004, we committed to the internal development of a replacement for our HRS LifeWorks customer management system as a result of the failure of an external contractor to meet our requirements for such a project. We recorded an asset write-down of $2.3 in the first quarter of 2004 representing the carrying value of the capitalized software related to the work performed by the external contractor that was abandoned and determined to have no future value to us. In addition, during the fourth quarter of 2004, we recorded an asset write-down of $0.9 due to an impairment of an internally developed software product in HRS.

HRS recorded a $4.9 asset write-down of internally developed software costs in the first quarter of 2002 as a result of the February 2002 acceptance of the software technology provided under a March 2001 agreement with Ultimate further described in Note L, “Commitments and Contingencies.” An additional software asset write-down of $0.6 was recorded in the second quarter of 2002. Also in the fourth quarter of 2002, HRS recorded a $1.5 write-down of the carrying values of certain cost-based investments and wrote off the $0.3 carrying value of an abandoned software product.

Reduction in environmental accrual

During the first quarter of 2002, we conducted a periodic reassessment of our environmental obligation. This obligation relates to the 1989 sale by our predecessor (Control Data Corporation) of its disk drive operations, which involved remediable environmental sites. The sale agreement provided terms describing how remedial costs related to remediable environmental sites would be shared between the buyer and us as the seller. The terms of the agreement included periodic joint reviews of the obligation by the buyer and us. Our obligations covered only those sites identified prior to the fifth anniversary of the sale. At the time of the sale, we established an accrual for our estimated costs that might occur as a result of this agreement. During the first 10 years following the sale, both parties incurred significant costs, which then began to decrease as these sites entered a water extraction and monitoring stage. During the first quarter of 2002, we participated in a periodic review of the status of this obligation with the environmental officer of the buyer. A site visit was made by our environmental representative at that time, and it was determined that our estimated liability was $4.1 less than previously determined. The excess accrual was then credited back to earnings as a component of other expense (income). Our accrual for this environmental obligation was $4.0 as of December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
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

Comdata provides transaction processing and decision support services to the transportation industry, including assistance in obtaining regulatory permits and other services, in its markets. Comdata sells stored value cards and provides card-based services primarily to retailers (“Retail Services”) in the form of gift cards and certificates, credits for product returns and retail promotions.

Further information about our business segments is presented in the section of Note A, “Accounting Policies” entitled “Revenue Recognition.”

The “Other” reporting element includes the unallocated amounts related to our corporate center operations. The assets of corporate center operations include cash and equivalents as well as deferred income tax and pension-related assets and liabilities.

We measure business segment results by reference to earnings before interest and taxes (“EBIT”). Expenses incurred by corporate center operations are charged or allocated to the business segments except for certain unusual gains and losses, which are reported as “Other”.

Revenue from sales between business segments is not material and is eliminated upon consolidation. Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the United Kingdom relate largely to the HRS segment. Geographic data for or at the end of each of the last three years, presented in an accompanying table, is determined by reference to the location of operation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

	Years Ended December 31,
Geographic Segment Data	2004	2003	2002
U.S. Operations
HRS Revenue
Payroll and tax filing	$452.0	$435.9	$417.1
Benefits services	146.1	135.9	124.8
LifeWorks	133.4	115.9	113.9
Total HRS U.S.	731.5	687.7	655.8
Comdata Revenue
Transportation	257.1	242.0	250.1
Retail services	98.9	77.7	62.9
Total Comdata	356.0	319.7	313.0
Total Revenue	$1,087.5	$1,007.4	$968.8
Property, plant and equipment at December 31	127.1	136.8	139.0
Non-U.S. Operations
United Kingdom Operations
Revenue	$91.8	$79.3	$78.6
Property, plant and equipment at December 31	5.8	3.5	4.0
Canadian Operations
Revenue	141.1	127.2	112.9
Property, plant and equipment at December 31	8.0	7.7	7.1
Total Non-U.S. Operations
Revenue	$232.9	$206.5	$191.5
Property, plant and equipment at December 31	13.8	11.2	11.1
Total Worldwide
Revenue	$1,320.4	$1,213.9	$1,160.3
Property, plant and equipment at December 31	140.9	148.0	150.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

	Years Ended December 31,
Business Segments	2004	2003	2002
		(restated)	(restated)
HRS
Revenue	$964.4	$894.2	$847.3
EBIT	$(72.6)	$48.5	$81.9
Total assets before customer funds	$1,332.8	$1,386.1	$1,345.4
Customer funds	4,079.6	3,143.5	2,440.9
Total assets at December 31	$5,412.4	$4,529.6	$3,786.3
Goodwill	$814.8	$801.6	$780.1
Depreciation and amortization	$110.5	$65.2	$62.1
Expended for property, plant and equipment	$25.6	$25.1	$25.2
Comdata
Revenue	$356.0	$319.7	$313.0
EBIT	$115.6	$104.3	$91.5
Total assets before customer funds	$650.8	$586.1	$583.0
Customer funds	16.4	9.2	5.7
Total assets at December 31	$667.2	$595.3	$588.7
Goodwill	$117.0	$117.0	$117.0
Depreciation and amortization	$13.3	$13.2	$12.8
Expended for property, plant and equipment	$7.0	$4.6	$5.8
Other
EBIT	$—	$—	$4.1
Total assets at December 31	$127.3	$55.9	$78.5
Depreciation and amortization	$0.9	$0.9	$0.9
Expended for property, plant and equipment	$0.3	$0.8	$0.1
Total Ceridian
Revenue	$1,320.4	$1,213.9	$1,160.3
EBIT	$43.0	$152.8	$177.5
Interest income (expense), net	(1.8)	(2.6)	(4.2)
Earnings before income taxes	$41.2	$150.2	$173.3
Total assets before customer funds	$2,110.9	$2,028.1	$2,006.9
Customer funds	4,096.0	3,152.7	2,446.6
Total assets at December 31	$6,206.9	$5,180.8	$4,453.5
Goodwill	$931.8	$918.6	$897.1
Depreciation and amortization	$124.7	$79.3	$75.8
Expended for property, plant and equipment	$32.9	$30.5	$31.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

F.   ACCOUNTS RECEIVABLE

	December 31,
	2004	2003
Trade receivables from customers	$508.0	$474.9
Interest receivable from invested customer funds	17.5	9.5
Other	1.5	2.2
Total gross receivables	527.0	486.6
Less: long-term portion of trade receivables	(1.0)	(2.0)
Less: reserves and allowances	(20.3)	(17.3)
Trade and other receivables, net	$505.7	$467.3

A portion of the trade receivables serve as collateral under the Comdata receivables securitization facility discussed in Note K, “Financing.” The aggregate amount serving as collateral under this facility amounted to $191.9 at December 31, 2004 and $187.0 at December 31, 2003. The long-term portion of trade receivables is included in other noncurrent assets on our consolidated balance sheets.

The interest earnings on invested customer funds is included in revenue as discussed in Note M, “Customer Funds.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

G.   CAPITAL ASSETS

	December 31,
Capital Assets	2004	2003
		(restated)
Property, Plant and Equipment
Land	$10.2	$10.4
Machinery and equipment (accumulated depreciation of $214.7 and $201.7)	288.6	281.6
Buildings and improvements (accumulated depreciation of $44.7 and $39.0)	101.5	96.7
Total property, plant and equipment	400.3	388.7
Accumulated depreciation	(259.4)	(240.7)
Property, plant and equipment, net	$140.9	$148.0
Goodwill, net of amortization
At beginning of year	$918.6	$897.1
Acquisitions in the current period (Note H)	7.6	—
Translation and other adjustments	5.6	21.5
At end of year	$931.8	$918.6
Tax-deductible goodwill at end of year	$270.1	$260.3
Other Intangible Assets
Customer lists and relationships (accumulated amortization of $34.0 and $26.7)	$59.0	$49.4
Trademarks (accumulated amortization of $77.9 and $31.6)	78.5	74.7
Technology (accumulated amortization of $40.8 and $32.1)	54.6	52.2
Non-compete agreements (accumulated amortization of $10.6 and $8.6)	14.8	12.9
Total other intangible assets	206.9	189.2
Accumulated amortization	(163.3)	(99.0)
Other intangible assets, net	$43.6	$90.2
Software and Development Costs
Purchased software (accumulated amortization of $44.2 and $40.6)	$67.5	$77.2
Internally development software costs (accumulated amortization of $48.5 and $36.5)	100.9	86.1
Total software and development costs	168.4	163.3
Accumulated amortization	(92.7)	(77.1)
Software and development costs, net	$75.7	$86.2

	Years Ended December 31,
Depreciation and Amortization	2004	2003	2002
		(restated)	(restated)
Depreciation of property, plant and equipment	$42.3	$43.1	$43.3
Amortization of other intangible assets	56.9	15.1	16.8
Amortization of software and development costs	25.5	21.1	15.7
Total	$124.7	$79.3	$75.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

In March 2005, we discovered that the CobraServ trademark capitalized as part of our 1999 acquisition of our HRS benefits services business was no longer being used. This discovery caused us to restate the amortization expense in our consolidated financial statements for the first three quarters of 2004 as discussed in Note B, “Restatement of Financial Statements.”

We estimate that amortization of other intangible assets held at December 31, 2004 will be $13.7 for 2005, $11.3 for 2006, $9.4 for 2007, $4.5 for 2008, and $2.8 for 2009.

H.   INVESTING ACTIVITY

Derivative Instruments

Interest Rate Contracts

During the three-year period ended December 31, 2004, we maintained interest rate contracts for the purpose of mitigating interest rate risk on customer funds. The counterparties to these arrangements are commercial banks with debt ratings of A or better. These arrangements, which do not require collateral, require the banks to pay us the amount by which a one-month LIBOR index of short-term interest rates falls below a specified floor strike level. Alternatively, when this index exceeds a specified cap strike level, we pay out to the banks the excess above the cap strike level. We believe that the risk of accounting loss through non-performance by the counterparties under any of these arrangements is negligible.

At December 31, 2004 and 2003, we had interest rate contracts in effect with an aggregate notional amount of $800.0. The active contracts at the end of 2004 had remaining terms of 6 to 35 months, floor strike levels ranging from 3.85% to 6.00% (averaging 4.99%) and cap strike levels ranging from 3.85% to 7.08% (averaging 5.69%). These contracts did not qualify for hedge accounting treatment so cash settlements and changes in fair value are included in results of operations as “(gain) loss on derivative instruments.” The fair market value of our interest rate contracts were $26.8 at December 31, 2004 and $55.7 at December 31, 2003.

On February 4, 2005, we disposed of our interest rate derivative instruments for cash proceeds of $21.0 which represented the fair market value of the contracts on the disposal date. From December 31, 2004 to the disposal date, we received $3.5 in cash for realized gains on these contracts. The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received will be recorded as a loss on interest rate derivatives in the first quarter of 2005.

Fuel Price Contracts

The revenue and net earnings of Comdata’s transportation services business is exposed to variability based on changes in the prices of diesel fuel. For a large portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase/decrease in the price of diesel fuel increases/decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly. We estimate that for each 10¢ change in the average price of diesel fuel per year, Comdata revenue and pretax profit are impacted by $1.8, absent the effect of any fuel price contracts.

Our risk management objective of managing fuel price risk is to protect Comdata net income from the effects of falling diesel fuel prices by entering into derivative contracts that convert the floating price of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

fuel used in revenue calculations to a fixed price. During 2003 and 2004, Comdata entered into fuel price derivative contracts to swap the floating price of fuel for a fixed price. These contracts had the effect of reducing the exposure to price variability of diesel fuel noted above by approximately one half for the last three quarters of each of these years. Since the floating fuel price remained above the fixed price during the course of the hedges, we paid $0.8 to counterparties over the term of the agreement and this realized loss was reported in (gain) loss on derivative instruments in our consolidated statement of operations for the year ended December 31, 2003. These payments had the effect of offsetting a portion of the revenue benefit received during the term of the derivative contracts from the higher-than-expected floating prices. At December 31, 2004 Comdata held similar contracts that are intended to largely offset the overall impact of diesel fuel price changes during 2005. Contracts held during 2004 resulted in $2.2 in payments to counterparties as well as unrealized gains of $0.8, resulting in a $1.4 net loss reported in (gain) loss on derivative instruments on our consolidated statement of operations. We continuously monitor fuel price volatility and the cost of derivative contracts and may enter into additional fuel price derivative contracts solely for the purpose of managing fuel price risk when market conditions are favorable to such transactions. The fair market value of our fuel price contracts was $1.3 at December 31, 2004.

Investments and Acquisitions of Businesses

At December 31, 2004 and 2003, we held the following publicly- or privately-held investments that were accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” as “available for sale” for the publicly-held securities and on a cost basis for the private holdings.

At December 31, 2004

Investment	% Owned	Amount	Holding
U.S.I. Holdings Corporation	under 5%	$2.3	Public
The Ultimate Software Group, Inc.	under 5%	7.7	Public
iSarla, Inc.	19.9%	1.6	Private
SASH Management, LLC	19.9%	0.6	Private
ProfitPoint, Inc.	17.5%	1.5	Private
Notes receivable and other		2.7	Private
Total Investments		$16.4

At December 31, 2003

Investment	% Owned	Amount	Holding
U.S.I. Holdings Corporation	under 5%	$10.2	Public
The Ultimate Software Group, Inc.	under 5%	6.9	Public
iSarla, Inc. (restated)	19.9%	1.6	Private
SASH Management, LLC	19.9%	0.6	Private
Notes receivable and other		3.6	Private
Total Investments		$22.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Publicly held investments

At December 31, 2003, we held 750,000 shares of Ultimate common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share. In March 2004, we sold 50,000 shares of Ultimate for $0.7 and a net gain of $0.5. In June 2004, we sold 106,600 shares of Ultimate for $1.3 and a net gain of $0.9. In August 2004, we sold 36,689 shares of Ultimate for $0.4 and a net gain of $0.2. Our holdings of Ultimate as of December 31, 2004 included 556,711 shares and the warrant. In addition, we held 782,069 common shares of USIH at December 31, 2003 and 199,311 shares of USIH at December 31, 2004. In June 2004, we sold 360,758 shares of USIH for $5.7 and a net gain of $2.1. In September 2004, we sold 222,000 shares of USIH for $3.0 and a net gain of $0.8. Gains and losses on sales of marketable securities are reported in other expense (income) in our consolidated statements of operations.

During March 2003, we paid to Ultimate $3.0 to acquire 750,000 unregistered shares of Ultimate common stock and a warrant to purchase an additional 75,000 unregistered Ultimate common shares at a price of $4.00 per share. At December 31, 2002, we also held 785,000 Ultimate common shares purchased on the open market in 2001, which we sold in September 2003 for proceeds of $5.9 and a net gain of $3.0 reported in other expense (income). In addition, we held 919,227 common shares of USIH at December 31, 2002 and 782,069 common shares at December 31, 2003. During September 2003, we sold 137,158 common shares of USIH for proceeds of $1.8 and a gain of $0.4, which we reported in other expense (income).

The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in comprehensive income. At December 31, 2004, the net unrealized gain related to these securities amounted to $3.6, after reduction for deferred income taxes of $2.2, and is reported in accumulated other comprehensive income. This compares to a net unrealized gain of $3.9, after reduction for deferred income taxes of $2.4, at December 31, 2003. The unrealized gain for these securities during 2004 amounted to $3.9 ($2.4 net of tax), $8.1 ($4.9 net of tax) during 2003 and $1.0 ($0.7 net of tax) during 2002. The realized gain for these securities during 2004 amounted to $4.4 ($2.7 net of tax) and during 2003 amounted to $3.4 ($2.0 net of tax). For 2002, the realized loss for these securities was $1.0 ($0.6 net of tax).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Acquisitions of businesses, including privately held investments

During 2004, net investing cash outflows included $11.0 for the April acquisition of Recruiting Solutions International, Inc. (“RSI”), a provider of web-based recruiting products. The acquisition resulted in the recording of $10.1 of goodwill and intangible assets. RSI’s revenue for its most recent fiscal year was $5.5. We also paid $0.9 for a customer base for COBRA services from a major insurance company near the end of the first quarter of 2004. In July 2004, we paid net cash of $0.7 to acquire ITS Information Technology Systems Ltd (“ITS”), a leading provider of HR software solutions in Ireland. We also paid $1.5 for a minority interest in ProfitPoint, Inc., a loyalty and gift card business, in July 2004. During October 2004, we paid $4.1 to acquire Datamark Technologies, Inc., a provider of stored value and customer loyalty programs. During December 2004, we paid $1.1 for certain customer relationships from Stone Partners, Inc. These acquisitions were all for the benefit of our HRS business segment except for Datamark Technologies, Inc. which was for the benefit of Comdata.

During July 2003, we settled in advance the revenue sharing arrangement associated with the 2002 acquisition of GLS Benefit Services LLC, a benefits administration outsourcing firm (“Great Lakes Strategies”) by paying the sellers $1.4 of the $2.8 escrowed for this purpose at the time of acquisition. At the same time, we released to the sellers the $0.5 of escrowed funds related to representations and warranties. These transactions reduced other current assets by $0.5 and other noncurrent assets by $2.8 while increasing goodwill by $1.9 and cash and equivalents by $1.4. Also during 2003, we finalized the amount of purchase cost allocated to the acquired intangible assets, which increased intangible assets and decreased goodwill by $2.2.

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

In December 2002, we acquired selected assets of Great Lakes Strategies, for $19.0. Under the purchase agreement, we paid $15.7 to the sellers and placed $3.3 in escrow. Of the total escrow amount, $0.5 would apply to the representations and warranties provisions of the purchase agreement. The $2.8 escrow deposit represented an estimate of an additional amount that could be paid to the sellers in February 2004 under a revenue sharing arrangement that applied when revenue earned from the acquired business during 2003 rose above a stated amount. We recorded the escrowed funds as other noncurrent assets. The remaining $15.7 of recorded net assets included $8.8 of goodwill and $4.0 of other intangible assets, subject to further evaluation of the intangibles acquired.

During 2002, we also paid $6.8 to acquire certain call center assets and cost-based investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

I.   RETIREMENT PLANS

Pension Benefits

We provide retirement income benefits to our employees through a combination of defined benefit and defined contribution plans. Our principal pension plan is a contributory (salary reduction) defined benefit plan for U.S. employees that closed to new participants on January 2, 1995. Assets of this plan are held in an irrevocable trust, do not include any Ceridian securities and consist principally of equity securities, U.S. government securities, and other fixed income obligations. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees are required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 94% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of an independent consulting actuary. We also sponsor a nonqualified supplemental defined benefit plan, which is unfunded and provides benefits to selected U.S. employees in addition to the principal pension plan. We expect to make contributions amounting to $2.6 to the supplemental plan in 2005.

In the fourth quarter of 2004, we changed our measurement date for our U.S. pension and postretirement plans from September 30 to December 31. We considered the December 31 measurement date to be preferable since that date allows for the use of more current information in determining the funded status and net periodic cost as of the end of our reporting year. We determined the effect of this change with the assistance of our independent consulting actuary by recalculating the net periodic benefit cost as of the December 31 date over the past ten years. The recalculation involved reference to the change in interest rates (using the “Aa” bond rate published by Moody’s Investors Service as a guide) between September 30 and December 31 and consideration of the discount rate used with appropriate adjustments to plan liabilities and service cost where needed. The December 31 pension assets were used for the annual pension funding valuation. The recalculation resulted in a reduction of net periodic pension cost of $4.9 of which $0.9 was attributable to periods prior to 2004. The $4.9 was recorded as a reduction of net periodic pension cost in 2004 as shown in a table later in this discussion. The $4.0 reduction in net periodic pension cost attributable to 2004 was significantly affected by an employer contribution of $75.0 in December 2003 and by asset growth during the fourth quarter of 2004, which effect is heightened by the low level of active participants in the principal plan.

We provide a funded pension plan for our employees in the United Kingdom (the “UK Plan”). The UK Plan contains both defined benefit and defined contribution elements. The assets held by the UK Plan on behalf of its defined benefit participants amounted to £15,900,000, or $30.6, at December 31, 2004 and consisted primarily of equity securities (84%) and debt securities (10%). The weighted average long-term rate of return on these assets was 7.6%. The investment policy for the UK Plan is to have sufficient monies at all times to meet its obligations as and when they occur in the future. Effective in October 2003, the UK Plan was amended to freeze the defined benefit element and enhance the defined contribution element of the plan. For U.S. reporting, this resulted in both a $1.8 reduction of the projected benefit obligation and an equal reduction in the net unrecognized loss of the plan. The benefit of this reduction will be amortized through net periodic pension cost over the average expected remaining service life of ex-defined benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

participants of 10 years. We expect to make contributions to this plan amounting to £664,000, or $1.3, during 2005.

The accompanying tables reflect the combined funded status and net periodic pension cost (credit) and blended supporting assumptions for the defined benefit elements of all three plans.

We account for our defined benefit pension plans using actuarial models required by present accounting rules under FAS 87, “Employers’ Accounting for Pensions.” This model uses an attribution approach that generally spreads the effect of individual events over the service lives of the employees in the plan. These events include plan amendments and changes in actuarial assumptions such as the expected long-term rate of return on plan assets, discount rate related to the benefit obligation, rate of active participants’ compensation increases and mortality rates. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions are earned in, and should follow, the same pattern.

One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns that contribute to the settlement of the liability. Differences between actual and expected returns are recognized in the net periodic pension calculation over five years. We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop our expected return on plan assets.

In the table below we present the allocation of assets held for the principal pension plan, which is by far the largest of our defined benefit plans, as of the measurement date.

	December 31,		September 30,
	2004		2003		Target %
Domestic Equity	$269.2	50.5%	$222.2	53.2%	50% +/–8%
Domestic Fixed Income	178.4	33.5%	130.1	31.2%	35% +/-5%
International Equity	85.4	16.0%	65.3	15.6%	15% +/-4%
Total Invested Assets	533.0	100.0%	417.6	100.0%	100%
Cash and Other Assets	5.5		17.1
Total Assets	$538.5		$434.7

The investment policy for our principal pension plan specifies the objective is to earn the highest possible total returns consistent with the preservation of capital and anticipated liquidity requirements while minimizing the volatility of returns. Target asset allocation ranges specified in the policy are designed to achieve policy objectives and are based upon actuarial and capital market studies performed by experienced outside consultants. On a regular basis we rebalance assets to maintain asset allocations within policy ranges. Within asset categories we use a range of passive and active investment management styles to achieve our principal pension plan’s investment objectives and hire outside managers to manage all assets. The principal pension plan currently has no allocation to real estate, derivative instruments, or other alternative investment strategies; however a small amount of real estate and venture capital investments from prior investments is shown in “Cash and Other Assets.” Certain asset managers may use

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

futures contracts within limitations to achieve objectives under their assigned investment mandate. Investment of the principal pension plan assets in securities of Ceridian Corporation is prohibited by the investment policy.

In November 2003, upon completion of a trading cost optimization study conducted by a plan consultant, the target ranges were changed to the amounts shown in the asset allocation table above. During December of 2003, we undertook rebalancing of plan assets to bring allocations within the new target ranges.

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

The accumulated benefit obligation of our principal pension plan exceeded the fair value of plan assets by $157.9 at December 31, 2004 and $104.6 at December 31, 2003. Under pension accounting rules, this condition required that we reclassify the prepaid pension cost related to this plan to recognize this unfunded liability and record the remainder (net of deferred income taxes and a small intangible asset amount) as a loss in accumulated other comprehensive income, which reduces stockholders’ equity. During 2003, we made employer contributions to the principal pension plan amounting to $103.7 including $75.0 in the fourth quarter of 2003. We made no contribution in 2004 and do not presently plan to make additional contributions to the principal pension plan in 2005. Subsequent developments in investment performance, interest rates or regulatory actions may require reconsideration of this position.

The amount included in other comprehensive income arising from the change in the additional minimum pension liability for each of the past three years is presented in the accompanying consolidated statements of stockholders’ equity. At December 31, 2004 and 2003, our prepaid pension cost asset represented $12.8 and $11.9 held in benefit protection trusts for certain nonqualified plan participants and an intangible pension asset of $0.3 and $0.3. We recognized expense of $15.2 in 2004, $12.7 in 2003 and $13.4 in 2002 with respect to employer contributions to our defined contribution retirement plans.

Benefits Expected to be Paid in Future Years as of December 31, 2004

Years Ended December 31
2005	2006	2007	2008	2009	2010-2014
$45.8	$46.2	$47.0	$48.7	$49.7	$260.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Funded Status of Defined Benefit	Dec 31,	Sep 30,
Retirement Plans at Measurement Date	2004	2003
Accumulated Benefit Obligation	$727.0	$677.9
Change in Projected Benefit Obligation During the Period
At beginning of period	$697.4	$639.4
Service cost	3.6	3.8
Interest cost	41.8	42.9
Employee contributions to the UK Plan	0.1
Curtailment of the UK Plan	—	(1.8)
Currency translation	6.2	2.1
Actuarial (gain) loss	62.0	60.4
Benefits paid	(60.2)	(49.5)
At end of period	$750.8	$697.4
Change in Fair Value of Plan Assets During the Period
At beginning of period	$457.8	$400.2
Actual return on plan assets	88.6	73.4
Currency translation	3.6	1.1
Employee contributions to the UK Plan	—	0.1
Employer contributions	79.3	32.5
Benefits paid	(60.2)	(49.5)
At end of period	$569.1	$457.8
Funded status of plan	$(181.7)	$(239.6)
Accrued contribution	—	75.0
Unrecognized net loss	393.1	380.7
Total	$211.4	$216.1
Balance Sheet Presentation
Prepaid and intangible pension asset	$0.3	$0.3
Accrued benefit liability	(157.9)	(144.7)
Accumulated other comprehensive income, net of tax	240.9	235.1
Deferred income tax	128.1	125.4
Total	$211.4	$216.1

	Years Ended December 31,
Assumptions Used in Calculations	2004	2003	2002
Discount rate used to determine net benefit cost (credit)	5.99%	6.70%	7.42%
Rate of compensation increase	4.00%	3.78%	4.01%
Expected return on plan assets	8.70%	8.70%	9.43%
Discount rate used to determine benefit obligations	5.53%	5.99%	6.70%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

	Years Ended December 31,
Net Periodic Pension Cost (Credit)	2004	2003	2002
Service cost	$3.6	$3.8	$3.0
Interest cost	41.8	42.9	43.9
Expected return on plan assets	(46.6)	(45.7)	(54.9)
Net amortization and deferral	15.4	9.0	6.1
Total before effect of change in measurement date	14.2	10.0	(1.9)
Effect of change attributable to current year	(4.0)	—	—
Effect of change attributable to prior years	(0.9)	—	—
Total after effect of change in measurement date	$9.3	$10.0	$(1.9)

Postretirement Benefits

We provide health care and life insurance benefits for eligible retired employees, including individuals who retired from operations we subsequently sold or discontinued. We sponsor several health care plans in the U.S. for both pre- and post-age 65 retirees. Our contributions to these plans differ for various groups of retirees and future retirees. Most retirees outside the U.S. are covered by governmental health care programs, and our cost is not significant. As previously described in this Note, we changed the measurement date for postretirement benefit plans from September 30 to December 31 effective for the 2004 reporting year. This change did not have a material effect on our postretirement liability or net periodic postretirement benefit cost. As discussed in Note A, “Accounting Policies—Recently Issued Accounting Pronouncements,” we also implemented FSP 106-2 in 2004, which addressed the accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans that commences in 2006. The implementation of FSP 106-2 reduced our accumulated postretirement benefit obligation by $4.8 and our net periodic postretirement benefit cost for 2004 by $0.5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The accompanying tables present the amounts and changes in the aggregate benefit obligation at the beginning and end of and for each of the last two measurement periods and the components of net periodic postretirement benefit cost for U.S. plans for the last three years. We do not prefund these costs.

Funded Status of Postretirement Health Care and Life Insurance Plans	Dec 31, 2004	Sep 30, 2003
Change in Benefit Obligation
At beginning of period	$61.3	$54.2
Service cost	0.1	0.1
Interest cost	3.3	3.5
Participant contributions	4.2	0.8
Actuarial loss (gain)	(2.1)	6.5
Benefits paid	(9.4)	(3.8)
At end of period	$57.4	$61.3
Change in Plan Assets
At beginning of period	$—	$—
Company contributions	5.2	3.0
Participant contributions	4.2	0.8
Benefits paid	(9.4)	(3.8)
At end of period	$—	$—
Funded Status of Plan
Benefit obligation, net	$57.4	$61.3
Unrecognized actuarial gain (loss)	(10.3)	(12.5)
At end of period	$47.1	$48.8
Current portion	$5.6	$6.0
Noncurrent portion	41.5	42.8
Total	$47.1	$48.8

	Years Ended December 31,
Net Periodic Postretirement Benefit Cost	2004	2003	2002
Service cost	$0.1	$0.1	$0.1
Interest cost	3.3	3.5	3.0
Actuarial loss (gain) amortization	0.1	0.1	(0.1)
Net periodic benefit cost	$3.5	$3.7	$3.0

The assumed health care cost trend rate used in measuring the benefit obligation is 10% in 2004 with rates declining at a rate of 1% per year to an ultimate rate of 5% in 2010. A one percent increase in this rate would increase the benefit obligation at December 31, 2004 by $4.4 and the aggregate service and interest cost for the 2004 measurement period by $0.3. A one percent decrease in this rate would decrease the benefit obligation at December 31, 2004 by $4.1 and the aggregate service and interest cost for the 2004 measurement period by $0.3. The weighted average discount rates used in determining the net periodic postretirement benefit cost were 6.00% for 2004, 6.75% for 2003 and 7.50% for 2002. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 5.50% for 2004 and 6.00% for 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are included in the table below.

	Payments	Receipts
2005	$5.3	$—
2006	5.4	0.6
2007	5.6	0.6
2008	5.6	0.6
2009	5.6	0.6
2010-2014	25.7	2.7

J.   STOCK PLANS

During the three-year period ended December 31, 2004, we maintained stock-based compensation plans for directors, officers, other employees, consultants and independent contractors.

Our Amended and Restated 2001 Director Performance Incentive Plan authorizes the issuance of up to 350,000 shares in connection with awards of stock options, non-performance restricted stock and deferred stock to our non-employee directors. An annual grant of a non-qualified stock option to purchase 4,000 shares is made to each eligible non-employee director with such grants becoming fully exercisable six months after the date of grant. The exercise price of the options is the fair market value of the underlying stock at the date of grant, and the options expire in ten years.

A one-time award of non-performance restricted shares is made to each non-employee director when the director first joins the Board with restrictions on transfer that will ordinarily lapse annually over a five-year period. The number of shares awarded will have a fair market value equal to two and one-half times the then-current annual retainer paid to non-employee directors.

Additionally, at least one-half of the annual Board retainer for each non-employee director is also provided in the form of restricted stock, deferred stock or a combination of the two. The restrictions on transfer of the retainer awards will lapse at the conclusion of the director’s service.

Our 2004 Long-Term Stock Incentive Plan (“2004 LTSIP”) authorizes the issuance until May 11, 2014 of up to 6,000,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. Eligible participants in the 2004 LTSIP include our employees, officers, consultants, advisors and non-employee directors.

In connection with the approval by our stockholders of the 2004 LTSIP, the 2002 Employee Stock Incentive Plan (“2002 ESIP”), under which only non-statutory stock options were issued to employees who were not executive officers or directors of Ceridian, terminated on May 12, 2004, which eliminated 41,843 shares available for award. All outstanding awards granted under the 2002 ESIP remained in effect at the time of termination pursuant to the terms of such awards. The number of options outstanding under the 2002 ESIP amounted to 3,447,482 at May 12, 2004 and 3,114,789 at December 31, 2004.

Our Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorizes the issuance until November 27, 2010 of up to 27,000,000 common shares in connection with similar awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors.

Stock options awarded under the 2002 ESIP and 2001 LTSIP generally vest annually either over a three-year period or on a specific date if certain performance criteria were satisfied, have either a 5-year or 10-year term and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. No awards were made under the 2004 LTSIP in 2004.

The Compensation and Human Resources Committee of our Board has the discretion to determine the effect that a change of control of Ceridian will have upon awards made under these plans. In most cases, the vesting of stock options and restricted stock awards granted under these plans will accelerate upon a change of control of Ceridian.

We have reserved 725,495 common shares for issuance under “Save-As-You-Earn” stock-based compensation plans for our employees in the United Kingdom (the “SAYE Plans”). At December 31, 2004, there were 510,216 shares available for issuance under the SAYE Plans including 143,764 options outstanding.

Our Amended and Restated Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 1,600,000 shares of newly issued or treasury common stock of Ceridian to eligible employees. The purchase price of the stock to ESPP participants is 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period.

For holders of Ceridian common stock at November 9, 2001, we distributed one right for each outstanding share entitling the holder to purchase from us one ten-thousandth of a share of an unissued class of preferred stock for $75 dollars. In the event of a certain effort to acquire Ceridian, the holder would have the right to exercise the right for cash, property or securities of the issuer with a value of twice the exercise price. At December 31, 2004, no such event had occurred.

As reported in Note A, “Accounting Policies,” we adopted the disclosure-only provisions of FAS 123 and FAS 148 and continue to account for stock-based compensation under APB 25. Therefore, since all option exercise prices are at or above fair market value on the date of grant and the ESPP is a non-compensatory plan, no expense is recorded with respect to our stock option or employee stock purchase plans.

We provide the following disclosure, including referenced tables, with respect to the provisions of FAS 123. We employ the Black-Scholes-Merton option pricing model for determining the fair value of stock option grants and ESPP purchases as presented in an accompanying table. Weighted average exercise prices for stock option activity and options outstanding at December 31, 2004, 2003 and 2002 are included in the Stock Plans table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
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

Stock Plans	Option Price Per Share	Outstanding	Exercisable	Shares Available	Weighted- Average Exercise Price
At December 31, 2001	$3.71 – $31.66	20,392,653	11,173,363	7,260,283	$15.88
Authorized	—	—	—	4,000,000
Granted	13.97 – 22.25	4,978,925	—	(4,978,925)	18.11
Became exercisable	11.88 – 28.94	—	4,419,513	—
Exercised	3.71 – 21.16	(2,122,138)	(2,122,138)	—	14.34
Canceled	8.96 – 26.68	(2,141,341)	(734,811)	2,141,341	16.73
ESPP purchases	—	—	—	(297,830)
Restricted stock, net	—	—	—	(25,665)
At December 31, 2002	$4.80 – $31.66	21,108,099	12,735,927	8,099,204	$16.43
Granted	13.65 – 21.50	3,906,790	—	(3,906,790)	15.03
Became exercisable	11.88 – 22.22	—	3,545,499	—
Exercised	4.80 – 20.70	(2,725,025)	(2,725,025)	—	13.57
Canceled	5.37 – 24.57	(894,185)	(300,901)	894,185	16.59
Expired	5.37 – 18.66	(74,161)	(74,161)	74,161	18.66
ESPP purchases	—	—	—	(308,879)
Restricted stock, net	—	—	—	(213,007)
At December 31, 2003	$4.80 – $31.66	21,321,518	13,181,339	4,638,874	$16.57
Authorized, net	—	—	—	6,558,157
Granted	18.00 – 22.64	3,291,708	—	(3,291,708)	20.59
Became exercisable	8.96 – 22.22	—	4,250,193	—
Exercised	4.80 – 21.95	(3,096,035)	(3,096,035)	—	15.19
Canceled	13.71 – 24.57	(937,292)	(236,367)	790,147	18.18
Expired	8.77 – 8.96	(3,533)	(3,533)	3,533	8.81
ESPP purchases	—	—	—	(209,075)
Restricted stock, net	—	—	—	(153,252)
At December 31, 2004	$7.81 – $31.66	20,576,366	14,095,597	8,336,676	$17.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Common shares reserved for future issuance under all plans at December 31, 2004 were 29,423,258.

Stock Option Information as of December 31, 2004	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.81 - $13.71	2,469,756	1.12	$13.62	2,463,090	$13.62
$13.83 - $14.80	4,545,696	3.71	$14.62	2,671,391	$14.67
$14.81 - $15.78	2,014,011	2.29	$15.37	1,998,533	$15.37
$15.92 - $18.11	4,021,800	2.38	$17.73	2,863,657	$17.63
$18.19 - $20.29	1,503,997	3.03	$18.89	1,236,919	$18.88
$20.35 - $20.35	1,934,801	3.81	$20.35	1,934,801	$20.35
$20.42 - $20.56	2,880,443	4.11	$20.56	64,858	$20.50
$20.65 - $31.66	1,205,862	3.75	$22.82	862,348	$23.16
	20,576,366			14,095,597

	Years Ended December 31,
Pro Forma Effect of Fair Value Accounting	2004	2003	2002
		(restated)	(restated)
Net earnings as reported	$36.9	$98.8	$111.5
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.5	$0.8	$0.2
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(14.3)	(15.6)	(15.7)
Pro forma net earnings	$24.1	$84.0	$96.0
Basic earnings per share as reported	$0.25	$0.66	$0.75
Pro forma basic earnings per share	$0.16	$0.57	$0.65
Diluted earnings per share as reported	$0.24	$0.66	$0.74
Pro forma diluted earnings per share	$0.16	$0.56	$0.64
Weighted-Average Assumptions
Expected lives in years	3.90	3.93	3.82
Expected volatility	38.7%	43.3%	37.5%
Expected dividend rate	—	—	—
Risk-free interest rate	2.6%	2.3%	4.5%

Weighted Average Fair Values of Grants, Awards and Purchases	2004		2003		2002
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Stock options	3,291,708	$6.83	3,906,790	$5.41	4,978,925	$6.26
ESPP	209,075	$4.33	308,879	$3.48	297,830	$2.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

K.   FINANCING

Debt and Capital Lease Obligations

The table below presents our debt and capital lease obligations, followed by a discussion of each of these obligations.

	December 31,
Debt and Capital Lease Obligations	2004	2003
Comdata receivable securitization facility	$75.0	$140.0
Ceridian Centrefile overdraft facility	9.0	2.7
Total revolving credit facilities and overdrafts	84.0	142.7
Capital lease obligations	16.7	20.8
Total debt and capital lease obligations	100.7	163.5
Less short-term debt and current portions of long-term debt	14.9	6.5
Long-term obligations, less current portions	$85.8	$157.0

Revolving Credit Facility

Under an agreement with a syndicate of commercial banks dated January 31, 2001, we entered into a $350.0 domestic revolving credit facility, of which $50.0 may be used for letters of credit, that expires in March 2006. This domestic revolving credit facility also permits us to request that the bank syndicate use its best efforts to provide additional commitments so long as the total commitment does not exceed $500.0. The domestic revolving credit facility is unsecured and its pricing for both loans and letters of credit is based on our senior unsecured debt ratings and LIBOR (our interest rate is 1% per annum over LIBOR). Under the terms of the domestic revolving credit facility, our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any fiscal quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The domestic revolving credit facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. In late 2004 and early 2005, we amended our domestic revolving credit facility to allow additional time to deliver our quarterly reports on Form 10-Q for the second and third quarters of 2004 and this Form 10-K to our lenders without the delayed delivery constituting a default under the domestic revolving credit facility. In March 2005, we further amended the domestic revolving credit facility to apply the provisions with respect to amortization and/or impairment of goodwill as are in effect under GAAP on March 31, 2005 for the fourth quarter 2004 and periods thereafter for the calculation of financial ratios and other financial requirements set forth in such agreement.

Under the domestic revolving credit facility, we used the $150.0 proceeds from the receivables securitization facility and additional payments of $45.0 during 2002 to reduce the advances outstanding to $40.0 at December 31, 2002. During 2003, we paid off the $40.0 of advances outstanding since December 31, 2002 while $2.3 of letters of credit remain outstanding. At December 31, 2004, we have unused borrowing capacity under the domestic revolving credit facility of $347.7, of which we have designated $75.0 as backup to the Comdata receivables securitization facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Comdata Receivables Securitization Facility

In June 2002, Comdata entered into a $150.0 receivables securitization facility with a three-year term involving certain of its trade receivables (the “Receivables”). The facility is subject to financial covenants similar to those included in our $350.0 revolving credit facility and consists of two steps.

In the first step, Comdata Funding Corporation (“CFC”), a bankruptcy-remote special purpose subsidiary of Comdata, buys and accepts capital contributions of the Receivables in transactions intended to constitute true sales or other outright conveyances.

In the second step, CFC sells undivided interests in those Receivables to a third-party multi-seller commercial paper conduit (the “Conduit”) or its liquidity banks (together with the Conduit, “Purchasers”) in transactions reported as secured loans.

Although title to the Receivables passes to CFC under the first step of the facility and the Receivables are no longer available to satisfy claims of Comdata’s creditors, Comdata has agreed to act as the servicing agent for the Receivables acquired by CFC in exchange for a servicing fee of 1% per annum on the average outstanding balance of the Receivables. Ceridian Corporation has guaranteed Comdata’s performance as both originator of and servicing agent for the Receivables.

CFC may increase or decrease its use of the securitization facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 2.27% at December 31, 2004), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.125% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.25% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

During September 2003, we made a payment of $10.0 on this facility. During 2004, we made payments of $10.0 in June, $35.0 in September and $20.0 in December. The amount outstanding under this facility was $75.0 at December 31, 2004, and $140.0 at December 31, 2003. The aggregate amount of receivables serving as collateral amounted to $191.9 at December 31, 2004 and $187.0 at December 31, 2003. The invested amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet, even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC.

Other Debt Financing

In May 2004, Ceridian Centrefile replaced its £3.0 million over draft facility with a £6.5 million overdraft facility available through April 2005. The amount outstanding under this overdraft facility amounted to £4.7 million ($9.0) at December 31, 2004 and £1.6 million ($2.7) at December 31, 2003.

Ceridian Canada had available at December 31, 2004 and 2003 a committed bank credit facility that provided up to $5.0 million in Canadian currency for issuance of letters of credit and guarantees that is renewed annually by the granting bank. The amounts of letters of credit outstanding under this facility in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Canadian currency were $1.0 million (U.S. $0.7) at December 31, 2004 and $1.2 million (U.S. $0.8) at December 31, 2003.

Equity Activities

During 2004, we repurchased 4,012,400 shares of our common stock for $80.3 on the open market at an average net price of $20.01 per share. We also repurchased 1,844,100 shares of our common stock during 2003 for $28.8 on the open market at an average net price of $15.60. As of December 31, 2004, we may repurchase up to 6,350,500 additional shares of our common stock under an existing authorization from our Board. We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

Capital Lease Obligations

During the second quarter of 2003, we entered into two leasing agreements with different lessors intended to provide us with greater flexibility to take advantage of future data storage technology at a lower cost. One arrangement involved the sale and leaseback of storage equipment acquired by us. We received $6.3 as cash proceeds from the sale of the equipment, which is reported as an investing cash inflow. We accounted for the leaseback of this equipment, which has a 3-year term commencing on May 1, 2003 and a negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment at $6.5, net of a deferred gain, and the related capital lease obligation in long term debt at $6.9 with no effect on cash flows. The carrying value of the capital lease asset will be amortized on a straight line basis over the term of the lease.

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

L.   COMMITMENTS AND CONTINGENCIES

Contracts

In March 2001, we entered into an agreement with Ultimate that provided us with a non-exclusive license to use Ultimate’s software as part of a Web-enabled integrated payroll/HR/self-service offering to our small business customers. Our initial payment to Ultimate amounted to $10.0, which provided us with a non-exclusive license to use its software product in our product offerings. This payment was partially refundable pending successful transfer of the technology. Amendments to the license agreement in August 2001 and February 2002 eliminated any refundable nature of the initial payment and deemed the technology transfer complete as of February 2002. In February 2002, we agreed to pay Ultimate an additional $0.5 if an upgraded release were to be delivered prior to August 31, 2002, which did occur. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

$10.5 was accounted for as purchased software under SOP 98-1 and amortized on a straight-line basis over a seven-year period that began in March 2003 when our SourceWeb software product incorporating this Ultimate software was placed in service.

Pursuant to the February 2002 amendment, the license agreement also provided for a monthly royalty commencing in January 2003, which is based on the number of our customers’ employees paid by using the software and subject to minimum and maximum amounts. Pursuant to the February 2002 amendment, we made an advance payment of $6.0 to Ultimate at that time representing the minimum royalty commitment for 2003. We were also obligated to future minimum monthly payments of $0.5 per month from January 2004 until January 1, 2006, when the per-employee monthly charge will escalate at a rate of 5% per annum until the end of the noncancelable term in March 2008. We recorded the $6.0 payment as prepaid expense and amortized this amount to cost of revenue on a straight line basis over the 12 months of 2003. Royalty costs under this agreement were charged monthly to cost of revenue and paid according to the terms of the agreement.

On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform and ceased use of this contractual relationship. We remain obligated to make the minimum monthly payments to Ultimate discussed above that totaled $20.7 at December 31, 2004.

In connection with the acquisition of certain call center assets in December 2002, we entered into royalty and services arrangements that are noncancelable for the first 36 months. Under these arrangements, we remain obligated to make a minimum payment of $2.2 in 2005.

Leasing

We conduct a substantial portion of our operations in leased facilities. Most of our leases contain renewal options and require payments for taxes, insurance and maintenance.

Substantially all our leasing arrangements for equipment and facilities are operating leases and the rental payments under these leases are charged to operations as incurred. The amounts in the accompanying tables do not include capital lease obligations recorded as liabilities.

Our rental expense and sublease income for each of the three years ended December 31, 2004 appear in the following table:

	Years Ended December 31,
Rental Expense	2004	2003	2002
		(restated)	(restated)
Rental expense	$54.2	$54.1	$50.6
Sublease rental income	(0.6)	(0.4)	(0.6)
Net rental expense	$53.6	$53.7	$50.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

Our future minimum noncancelable lease payments on existing operating leases at December 31, 2004, which have an initial term of more than one year, are presented in the following table:

Future Minimum Lease Payments
2005	$52.7
2006	46.2
2007	41.2
2008	34.3
2009	28.3
Thereafter	91.5

M.   CUSTOMER FUNDS

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. In connection with our HRS benefits services operation, we receive funds on behalf of our customers for remittances to employees, insurance providers and others. Comdata also holds non-interest bearing funds in a trust for its eCash customers.

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

Effective May 1, 2004, we transferred our investments of customer funds from the “held-to-maturity” category to the “available-for-sale” category to reflect our decision to change the holding period of underlying investments, in order to provide additional flexibility in managing credit risks for this portfolio. As a result, investments of customer funds are reported at fair value rather than amortized cost at all dates subsequent to the change. The after tax impact of unrealized gains and losses resulting from periodic revaluation of these securities are reported as accumulated other comprehensive income in stockholders’ equity.

At December 31, 2004, the fair value of investments of customer funds exceeded the related amortized cost by $28.8. This change resulted in an after-tax unrealized gain of $18.5 in accumulated other comprehensive income.

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $75.6 in 2004, $62.2 in 2003 and $64.6 in 2002 and does not include realized gains from our interest rate derivative instruments. We further discuss our accounting for this investment income in the section entitled “Revenue Recognition” of Note A, “Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The average cost basis of invested customer funds amounted to $2,435.2 and $2,145.9, respectively, for the years ended December 31, 2004 and 2003. The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

			Gross Unrealized
Investments of Customer Funds at December 31, 2004	Cost	Market*	Gain	Loss
(Available-for-sale)
Money market securities and other cash equivalents	$2,619.4	$2,619.4	$—	$—
Held-to-maturity investments:
U.S. government and agency securities	750.4	758.7	8.8	(0.5)
Canadian and provincial government securities	323.0	337.0	14.0	—
Corporate debt securities	243.1	247.8	5.3	(0.6)
Asset-backed securities	77.7	78.8	1.4	(0.3)
Mortgage-backed and other securities	40.0	40.7	0.8	(0.1)
Total held-to-maturity investments	1,434.2	1,463.0	30.3	(1.5)
Invested customer funds	4,053.6	4,082.4	$30.3	$(1.5)
Trust receivables	13.6	13.6
Total customer funds	$4,067.2	$4,096.0

(*)   As reported in the consolidated balance sheet.

Investments of Customer Funds at December 31, 2003 (restated)	Cost*	Market
(Held-to-maturity)
Money market securities and other cash equivalents	$2,202.0	$2,202.0
Held-to-maturity investments:
U.S. government and agency securities	311.1	317.4
Canadian and provincial government securities	201.0	208.1
Corporate debt securities	209.0	216.0
Asset-backed securities	159.5	163.0
Mortgage-backed and other securities	58.7	59.6
Total held-to-maturity investments	939.3	964.1
Invested customer fund	3,141.3	3,166.1
Trust receivables	11.4	11.4
Total customer funds	$3,152.7	$3,177.5

(*)   As reported in the consolidated balance sheet.

	December 31, 2004
Investments of Customer Funds by Maturity Date	Cost	Market
Due in one year or less	$2,686.6	$2,687.4
Due in one to three years	319.3	328.8
Due in three to five years	443.6	448.0
Due after five years	604.1	618.2
Total	$4,053.6	$4,082.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

N.   LEGAL MATTERS

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

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of this complexity, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities. There can be no certainty that we may not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available reserves and insurance and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain executive officers in United States District Court, District of Minnesota. Edmund Biancarelli v. Ceridian Corp., et al., filed August 16, 2004; Garco Investments v. Ceridian Corp., et al., filed September 2, 2004; Ellen Lear v. Ceridian Corp., et al., filed August 26, 2004; Bruce Valentine Mickan v. Ceridian Corp., et al., filed September 24, 2004; Richard Shaller v. Ceridian Corp., et al., filed August 6, 2004; and Sharon Zaks v. Ceridian Corp., et al., filed August 25, 2004. The complaints for these actions are virtually identical. In an order dated March 7, 2005, the Court consolidated the cases into a captioned In re: Ceridian Corporation Securities Litigation. These consolidated actions purport to be class actions filed on behalf of all persons who purchased or otherwise acquired common stock of the company between April 17, 2003 through and including July 19, 2004, and allege claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue at its Stored Value Systems business unit and accounting for capitalization and expensing of certain costs in Ceridian’s U.S. Human Resource Solutions business.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions. We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its executive officers in United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated. The consolidated lawsuit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These complaints rely on the same factual allegations as the purported class action shareholder lawsuits as described above.

Ceridian is awaiting the filing of an amended complaint. Ceridian intends to appropriately defend itself in the consolidated action. We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of an investigation the Audit Committee of the Board of Directors was directing (the “Audit Committee Investigation”). We kept the SEC advised on a regular basis of the Audit Committee Investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatement, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. We are cooperating with the SEC and are in the process of responding to the SEC’s additional document request.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

O.   SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

As described in Note B, “Restatement of Financial Statements”, we have made corrections to our consolidated statements of operations related to trademark amortization, leases, international acquisitions, and accrual of costs and expenses and income tax reserves. The effect of the Restatement on our quarterly results in 2004 and 2003 is presented in an accompanying table.

	2004				2003
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
		(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Revenue	$361.3	$328.7	$316.5	$313.9	$324.3	$291.6	$291.1	$306.9
Costs and Expenses
Cost of revenue	200.7	192.4	178.0	177.2	180.1	169.8	173.8	170.1
Selling, general and administrative	119.9	121.3	117.1	117.2	96.7	86.1	85.6	96.7
Research and development	6.9	7.0	8.3	4.6	6.1	5.0	5.3	3.0
(Gain) loss on derivative instruments	2.9	(7.9)	19.0	(13.7)	4.0	0.5	(12.9)	(6.3)
Other expense (income)(1)	29.0	(0.8)	(2.9)	1.2	(1.2)	(1.1)	0.2	(0.4)
Interest income	(0.9)	(0.7)	(0.5)	(0.5)	(0.5)	(0.5)	(0.5)	(0.5)
Interest expense	1.2	1.2	0.9	1.1	1.0	1.3	1.1	1.2
Total costs and expenses	359.7	312.5	319.9	287.1	286.2	261.1	252.6	263.8
Earnings (loss) before income taxes	1.6	16.2	(3.4)	26.8	38.1	30.5	38.5	43.1
Income tax provision (benefit)	(9.4)	5.3	(1.1)	9.5	11.8	11.1	13.5	15.0
Net earnings (loss)	$11.0	$10.9	$(2.3)	$17.3	$26.3	$19.4	$25.0	$28.1
Earnings (loss) per share(2)
Basic	$0.07	$0.07	$(0.02)	$0.12	$0.18	$0.13	$0.17	$0.19
Diluted	$0.07	$0.07	$(0.02)	$0.11	$0.17	$0.13	$0.17	$0.19
Shares used in calculations (in thousands)
Weighted average shares (basic)	147,343	149,098	148,607	149,250	149,696	148,426	147,970	148,451
Dilutive securities(3)	1,237	1,544	—	2,422	2,916	2,156	866	275
Weighted average shares (diluted)	148,580	150,642	148,607	151,672	152,612	150,582	148,836	148,726

(1)    Includes in 2004, gain from sale of stock of $0.5 in the first quarter, $3.0 in the second quarter, and $1.0 in the third quarter. Also in the fourth quarter of 2004 we incurred a $28.5 charge related to the sale of the SourceWeb Assets. In 2003, includes gain from sale of stock of $3.4 in the third quarter and 2002 unusual losses of $9.8 for the first quarter, $0.6 for the second quarter, $9.8 for the third quarter and $13.4 for the fourth quarter as described in Note D, “Supplementary Data to Statements of Operations.”

(2)    For information on the calculation of earnings per share, see the section entitled “Earnings per Share” in Note A, “Accounting Policies.”

(3)    Second quarter 2004 dilutive securities have been restated to zero vs. 3,036,000 shares previously reported since the restated results are a net loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2004) (Continued)
(Dollars in millions, except per share data)

The following table presents the effect of the Restatement on the quarterly consolidated statements of operation as previously reported:

	2004			2003
	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
As Previously Reported
Revenue	$ 328.7	$ 316.5	$ 313.9	$ 324.3	$ 291.6	$ 291.1	$ 306.9
Costs and expenses	301.7	309.0	277.6	284.0	261.0	252.6	264.8
Earnings before income taxes	27.0	7.5	36.3	40.3	30.6	38.5	42.1
Income tax provision	9.1	2.6	12.8	13.4	11.1	13.5	14.8
Net earnings	$ 17.9	$ 4.9	$ 23.5	$ 26.9	$ 19.5	$ 25.0	$ 27.3
Earnings per share
Basic	$ 0.12	$ 0.03	$ 0.16	$ 0.18	$ 0.13	$ 0.17	$ 0.18
Diluted	$ 0.12	$ 0.03	$ 0.16	$ 0.18	$ 0.13	$ 0.17	$ 0.18
Restatement Summary
Trademark amortization	10.2	10.2	10.2	—	—	—	—
Lease accounting	0.5	0.6	0.4	0.8	0.5	0.4	0.4
International acquisition accounting	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)
Accrual of costs and expenses	0.3	0.3	(0.9)	1.6	(0.2)	(0.2)	(1.2)
Costs and expenses increase	10.8	10.9	9.5	2.2	0.1	—	(1.0)
Total pretax earnings decrease	(10.8)	(10.9)	(9.5)	(2.2)	(0.1)	—	1.0
Tax effect of restatement(1)	(3.8)	(3.7)	(3.3)	(1.6)	—	—	0.2
Total net earnings decrease	$ (7.0)	$ (7.2)	$ (6.2)	$ (0.6)	$ (0.1)	$ —	$ 0.8
Earnings per share
Basic	$ (0.05)	$ (0.05)	$ (0.04)	$ —	$ —	$ —	$ 0.01
Diluted	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.01)	$ —	$ —	$ 0.01
As Restated
Revenue	$ 328.7	$ 316.5	$ 313.9	$ 324.3	$ 291.6	$ 291.1	$ 306.9
Costs and expenses	312.5	319.9	287.1	286.2	261.1	252.6	263.8
Earnings (loss) before income taxes	16.2	(3.4)	26.8	38.1	30.5	38.5	43.1
Income tax provision (benefit)	5.3	(1.1)	9.5	11.8	11.1	13.5	15.0
Net earnings (loss)	$ 10.9	$ (2.3)	$ 17.3	$ 26.3	$ 19.4	$ 25.0	$ 28.1
Earnings (loss) per share
Basic	$ 0.07	$ (0.02)	$ 0.12	$ 0.18	$ 0.13	$ 0.17	$ 0.19
Diluted	$ 0.07	$ (0.02)	$ 0.11	$ 0.17	$ 0.13	$ 0.17	$ 0.19

(1)          The fourth quarter of 2003 includes a $0.9 tax reserve adjustment in addition to a $0.7 tax impact of the pretax earnings decrease.

SCHEDULE II

CERIDIAN CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Reserves and Allowances	Years Ended December 31,
	2004	2003	2002
Balance at beginning of year	$17.3	$18.4	$16.2
Additions charged to costs and expenses	9.7	11.2	17.0
Deductions(1)	(6.7)	(12.3)	(14.8)
Balance at end of year	$20.3	$17.3	$18.4

(1)          Amounts determined not to be collectible, net of recoveries. Amount also includes the effect of acquisitions and dispositions of businesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CERIDIAN CORPORATION:

Under date of April 20, 2005, we reported on the consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004, as contained in Ceridian’s 2004 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 15.(a)2.). This financial statement schedule is the responsibility of Ceridian’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Standards No. 142, “Goodwill and other Intangible Assets,” on January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ceridian Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 20, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
April 20, 2005

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of December 31, 2004. As a result of the material weaknesses identified in our Management’s Report on Internal Control over Financial Reporting located in Part II, Item 8 of this report, we have concluded that as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, to address the material weaknesses described in our Management’s Report on Internal Control over Financial Reporting, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this report. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Other than such actions noted below under the heading “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting”, there have been no other changes to our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the attestation report of KPMG LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included at the beginning of Part II, Item 8 “Financial Statements and Supplementary Data” of this report and are incorporated by reference into this item of the report.

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting

In July 2004, we began performing periodic internal accounting reviews of HRS. These reviews are performed at least once per quarter and evaluate compliance with our policies and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to the capitalization and amortization of internally developed software costs, and the month-end close and cost and expense accrual process. These reviews are performed by HRS personnel, as well as by our Internal Audit Department, and have been completed through the end of 2004.

In order to remediate the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting processes, we implemented in 2004 or are in the process of implementing the following actions:

•       a comprehensive review of internal control over financial reporting through our ongoing review being carried out in connection with our efforts to comply with the Section 404 of the

Sarbanes-Oxley Act of 2002 and the rules issued thereunder (the “Section 404 Requirements”), including additional remediation as necessary;

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

•       implementation of detective controls in the form of (i) random internal audits by our Internal Audit Department of selected HRS software development projects for compliance with our new capitalization policy, (ii) monthly testing processes at HRS to analyze whether costs and expenses have been accrued properly, and (iii) quarterly monitoring procedures at HRS to analyze costs and expenses incurred during such period and determine whether such costs and expenses were classified correctly on our consolidated statement of operations;

•       modification of systems and procedures to (i) ensure that appropriate cut-off dates for the monthly accounts payable cycle are strictly observed, thereby preventing improper deferral of costs and expenses, (ii) ensure that purchases in an amount of over $1,000 be evidenced by a written purchase order form and that appropriate purchase order reports are generated and analyzed monthly and (iii) establish appropriate deterrent controls, including clear and regular communication of operating policies and procedures by management to HRS employees emphasizing that noncompliance with such policies and procedures will result in corrective action, which may include termination;

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

•       periodic review of details supporting the consolidated statement of operations to determine whether significant costs and expenses are being classified appropriately on a historical and recurring basis and to reclassify where appropriate;

•       reconciliation of balance sheet accounts for HRS that were unreconciled for the third and fourth quarters of 2004. We have reviewed our account reconciliation process at HRS to ensure that,

among other things, such accounts are being reconciled on a timely basis, the reconciliation is being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed; and

•       establishment of a process to review long-lived assets on a quarterly basis.

In addition, in an effort to improve internal control over financial reporting, we continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and the importance of identifying areas of improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist. Furthermore, in an effort to improve internal control over financial reporting, we have hired additional accounting expertise, continued our use of external resources, taken certain disciplinary actions and terminated certain individuals. In addition, a new chief financial officer joined Ceridian in February 2005.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Election of Directors (Item 1)” for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

Information regarding our executive officers is found in Item 1A of this report under the heading “Executive Officers of the Registrant.”

We refer to you to our Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Meetings of the Board of Directors and Committees of the Board” for information regarding our “audit committee financial expert” and our Audit Committee. This information is incorporated by reference into this item of the report.

We refer you to our Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

We have a code of conduct for all of our employees, including our principal executive, financial and accounting officers, and each of the non-employee directors on our Board of Directors. The Ceridian Corporation Code of Conduct may be found on our web site at www.ceridian.com in the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by our executive officers or directors by posting such information on our website, at the address and location specified above.

Item 11.                 Executive Compensation

We refer you to our Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the headings “Director Compensation,” “Executive Compensation,” and “Employment Agreements and Change of Control Arrangements.” This information is incorporated by reference into this item of the report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

We refer you to our Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Share Ownership Information.” This information is incorporated by reference into this item of the report.

The following table and accompanying notes provide information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	17,461,577 (1)	$17.15	8,336,676	(2)
Equity compensation plans not approved by security holders	3,114,789	$18.45	510,216	(3)
Total	20,576,366		8,846,892

(1)          The Ceridian Corporation Deferred Compensation Plan allows executive officers the opportunity to invest in various book accounts, including one that tracks the performance of our common stock (referred to as “phantom stock”). Upon distribution, such participants will receive the amounts invested in phantom stock in the form of shares of Ceridian common stock from the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan. Column (a) does not include the number of shares that are currently credited to participants’ phantom stock accounts and would be issued as Ceridian common stock upon a complete distribution of all amounts in the phantom stock account as of December 31, 2004. Furthermore, Column (a) does not include any unvested restricted stock awards that have been issued.

(2)          The following number of shares remained available for issuance under each of our equity compensation plans that have been approved by our stockholders as of December 31, 2004. Grants under these plans may be in the form of any of the listed types of awards:

Plan	Number of Shares	Types of Awards
Amended and Restated 2001 Long-Term Stock Incentive Plan	1,507,573	Stock options, restricted stock,
		performance units
Amended and Restated 2001 Director Performance Incentive Plan	212,812	Non-statutory stock options,
		restricted stock
2004 Long-Term Stock Incentive Plan	6,000,000	Stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards

Also, as of December 31, 2004, 616,291 shares remained available under the Ceridian Corporation Amended and Restated Employee Stock Purchase Plan, an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended.

(3)          The following equity compensation plans have not been approved by our stockholders. These plans are available to employees in the United Kingdom, have been approved by Inland Revenue under a

“save-as-you-earn” plan design and have the following number of shares that remain available for issuance as of December 31, 2004:

Plan	Number of Shares
2001 Savings-Related Share Option Plan	462,177
UK Compensation Share Option Plan	21,125
Amended Savings-Related Share Option Plan	26,914

Ceridian Corporation 2001 Savings-Related Share Option Plan, Ceridian Corporation UK Compensation Share Option Plan and Ceridian Corporation Amended Savings-Related Share Option Plan (referred to as the “SAYE Plans”). The SAYE Plans have been adopted by our Board. The SAYE Plans have been approved by Inland Revenue in the United Kingdom under the “save-as-you-earn” plan design and are available to employees of Ceridian’s subsidiaries in the United Kingdom.

In 2001, our Board of Directors adopted the Ceridian Corporation 2001 Savings-Related Share Option Plan (referred to as the “2001 SAYE”). Under the 2001 SAYE, employee-participants can commit to save a specified amount from after-tax pay for a fixed period (either three or five years). At the end of the period chosen, participants have the choice to receive the savings amount and accumulated tax-free interest credits either in cash or to use the amount to purchase common stock from Ceridian at an exercise price equal to the market price of the stock as of the beginning of the savings contract period, less a 15% discount. Under the 2001 SAYE Plan, an aggregate of 500,000 shares of Ceridian common stock has been reserved for issuance. As of December 31, 2004, 95,725 shares of common stock are eligible to be purchased under the 2001 SAYE Plan.

In connection with the spin-off, Ceridian’s predecessor amended the Ceridian Corporation Amended Savings-Related Share Option Plan (referred to as the “Rollover Plan”) and transferred the Rollover Plan to Ceridian. As a result of the spin-off and transfer of the Rollover Plan to Ceridian, the savings contracts held by employee-participants lost their tax-favored status. To make employee-participants whole for the income tax and national insurance liability resulting from the spin-off, employees were awarded additional savings contracts under the Ceridian Corporation UK Compensation Share Option Plan (referred to as the “Compensation Plan”). Under the Rollover Plan and Compensation Plan, at the end of the contract period chosen (three or five years), participants had the choice to receive the savings amount and accumulated interest credits either in cash or to use the amount to purchase common stock from Ceridian at an exercise price equal to the spin-adjusted market price of the stock as of the original date of joining the Rollover Plan, less a 20% discount. No new contributions are permitted under the Rollover Plan and the Compensation Plan. As of December 31, 2004, 26,914 and 21,125 shares of common stock are eligible to be purchased from outstanding options under the Rollover Plan and Compensation Plan, respectively.

Item 13.                 Certain Relationships and Related Transactions

We refer you to our Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Certain Relationships and Related Transactions.” This information is incorporated by reference into this item of the report.

Item 14.                 Principal Accountant Fees and Services

We refer you to our Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Independent Registered Public Accounting Firm Fees.” This information is incorporated by reference into this item of the report.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

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

10.12*

Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 2003 (File No. 001-15168)).

10.13*

Mutual Termination Agreement dated March 25, 2005 between Ceridian Corporation and Robert H. Ewald (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K dated March 31, 2005 (File No. 001-15168)).

10.14*

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

10.17*

Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002 (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.18*

Executive Employment Agreement between Ceridian Corporation and Douglas C. Neve, dated March 14, 2005 (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K dated March 14, 2005 (File No. 001-15168)).

10.19*

Ceridian Corporation 2004 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15168)).

10.20*

Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.05 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.21*

Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.22*	Ceridian Corporation 2002 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).
10.23*

Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.24*

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

10.26*

Ceridian Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15168)).

10.27*

Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to Ceridian’s Annual Report on Form 10-K or the year ended December 31, 2001 (File No. 001-15168)).

10.28*

Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.29*

Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.30*

Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.31*

Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.32*

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

10.35*

First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.36*

Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.23 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.37*

Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-15168)).

10.38*

Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-15168)).

10.39*

Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.40*

Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 001-15168)).

10.41*

Ceridian Corporation 2001 Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.38 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.42*	Ceridian Corporation UK Compensation Share Option Plan (incorporated by reference to Exhibit 10.39 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).
10.43*

Ceridian Corporation Amended Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.40 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-15168)).

10.44

Credit Agreement dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, NA, as the Administrative Agent and L/C issuer, Other Lenders thereto (exhibits and schedules omitted) (incorporated by reference to Exhibit 10.28 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.45

First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA, as the Administrative Agent for itself and the other Lenders (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-15168)).

10.46

Second Amendment to Credit Agreement dated as of August 4, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.47

Third Amendment to Credit Agreement dated as of September 30, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA (incorporated by reference to Exhibit 10.08 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.48

Fourth Amendment to Credit Agreement dated as of November 9, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA (incorporated by reference to Exhibit 10.14 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.49

Fifth Amendment to Credit Agreement dated as of December 31, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA. (incorporated by reference to Exhibit 10.15 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.50

Sixth Amendment to Credit Agreement dated as of January 14, 2005 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.51

Seventh Amendment to Credit Agreement dated as of March 31, 2005 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.52

Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.53

Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.54

Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation (incorporated by reference to Exhibit 10.03 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 001-15168)).

10.55

Amendment No. 1 to Receivables Purchase Agreement entered into as of June 20, 2003 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15168)).

10.56

Amendment No. 2 to Receivables Purchase Agreement entered into as of June 17, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-15168)).

10.57

Amendment No. 3 to Receivables Purchase Agreement and Amendment No. 1 to Performance Undertaking entered into as of August 4, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.58

Amendment No. 4 to Receivables Purchase Agreement and Amendment No. 2 to Performance Undertaking entered into as of September 30, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.59

Amendment No. 5 to Receivables Purchase Agreement and Amendment No. 3 to Performance Undertaking entered into as of November 9, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.11 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.60

Amendment No. 6 to Receivables Purchase Agreement and Amendment No. 4 to Performance Undertaking entered into as of December 31, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA. (incorporated by reference to Exhibit 10.12 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.61

Amendment No. 7 to Receivables Purchase Agreement and Amendment No. 5 to Performance Undertaking entered into as of January 14, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA (incorporated by reference to Exhibit 10.13 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-15168)).

10.62

Amendment No. 8 to Receivables Purchase Agreement and Amendment No. 6 to Performance Undertaking entered into as of March 31, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

10.63*	Ceridian Corporation Board of Directors Compensation Summary.
18.01	Preferability letter from KPMG LLP dated April 20, 2005 regarding change in accounting principle.
21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
24.01	Power of Attorney.
31.01	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of our Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of our Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 20, 2005.

CERIDIAN CORPORATION
By	/s/ RONALD L. TURNER
Ronald L. Turner
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 20, 2005.

/s/ RONALD L. TURNER	/s/ DOUGLAS C. NEVE
Ronald L. Turner	Douglas C. Neve
Chairman, President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ WILLIAM J. CADOGAN	/s/ NICHOLAS D. CHABRAJA
William J. Cadogan, Director	Nicholas D. Chabraja, Director
/s/ RONALD T. LEMAY	/s/ GEORGE R. LEWIS
Ronald T. LeMay, Director	George R. Lewis, Director
/s/ CAROLE J. UHRICH SHAPAZIAN	/s/ ALAN F. WHITE
Carole J. Uhrich Shapazian, Director	Alan F. White, Director

CERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10-K

Exhibit Index

Exhibit No.	Description of Exhibit

3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).

3.02*	Amendment to Amended and Restated Certificate of Incorporation of Ceridian Corporation (formerly known as New Ceridian Corporation).

3.03*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).

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

10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.04*	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001.

10.05*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.06*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.07*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.

10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.

10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.

10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002.

10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002.

10.12*	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003.

10.13*	Mutual Termination Agreement dated March 25, 2005 between Ceridian Corporation and Robert H. Ewald.

10.14*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.

10.15*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.

10.16*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.

10.17*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.

10.18*	Executive Employment Agreement between Ceridian Corporation and Douglas C. Neve, dated March 14, 2005.

10.19*	Ceridian Corporation 2004 Long-Term Stock Incentive Plan.

10.20*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).

10.21*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan.

10.22*	Ceridian Corporation 2002 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-15168)).

10.23*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.

10.24*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).

10.25*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).

10.26*	Ceridian Corporation Amended and Restated Employee Stock Purchase Plan.

10.27*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.

10.28*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).

10.29*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).

10.30*	Ceridian Corporation Benefit Equalization Plan, as amended.

10.31*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.

10.32*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.

10.33*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.

10.34*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.

10.35*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.

10.36*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.

10.37*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.

10.38*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).

10.39*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.

10.40*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.

10.41*	Ceridian Corporation 2001 Savings-Related Share Option Plan.

10.42*	Ceridian Corporation UK Compensation Share Option Plan.

10.43*	Ceridian Corporation Amended Savings-Related Share Option Plan.

10.44*

Credit Agreement dated as of January 31, 2001 among Ceridian Corporation (formerly known as New Ceridian Corporation), as the borrower, Bank of America, NA, as the Administrative Agent and L/C issuer, Other Lenders thereto (exhibits and schedules omitted).

10.45*

First Amendment to Credit Agreement, dated as of April 19, 2002 among Ceridian Corporation, as the borrower, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA, as the Administrative Agent for itself and the other Lenders.

10.46*

Second Amendment to Credit Agreement dated as of August 4, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA.

10.47*

Third Amendment to Credit Agreement dated as of September 30, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA.

10.48*

Fourth Amendment to Credit Agreement dated as of November 9, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA.

10.49*

Fifth Amendment to Credit Agreement dated as of December 31, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA.

10.50*

Sixth Amendment to Credit Agreement dated as of January 14, 2005 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, NA.

10.51

Seventh Amendment to Credit Agreement dated as of March 31, 2005 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A

10.52*	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.

10.53*

Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, NA.

10.54*	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.

10.55*

Amendment No. 1 to Receivables Purchase Agreement entered into as of June 20, 2003 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.56*

Amendment No. 2 to Receivables Purchase Agreement entered into as of June 17, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.57*

Amendment No. 3 to Receivables Purchase Agreement and Amendment No. 1 to Performance Undertaking entered into as of August 4, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.58*

Amendment No. 4 to Receivables Purchase Agreement and Amendment No. 2 to Performance Undertaking entered into as of September 30, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.59*

Amendment No. 5 to Receivables Purchase Agreement and Amendment No. 3 to Performance Undertaking entered into as of November 9, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.60*

Amendment No. 6 to Receivables Purchase Agreement and Amendment No. 4 to Performance Undertaking entered into as of December 31, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.61*

Amendment No. 7 to Receivables Purchase Agreement and Amendment No. 5 to Performance Undertaking entered into as of January 14, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

10.62

Amendment No. 8 to Receivables Purchase Agreement and Amendment No. 5 to Performance Undertaking entered into as of March 31, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

10.63	Ceridian Corporation Board of Director Compensation Summary.

18.01	Preferability letter from KPMG LLP dated April 20, 2005 regarding change in accounting principle.

21.01	Subsidiaries of Ceridian.

23.01	Consent of Independent Registered Public Accounting Firm- KPMG LLP.

24.01	Power of Attorney.

31.01	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of our Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of our Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by Reference.