Form 10-Q/A
period 2004-03-31
CERIDIAN CORP /DE/
filed 2005-05-04
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

March 31, 2004

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (the “Form 10-Q”) for Ceridian Corporation (the “Company”) was initially filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2004 (the “Original Filing Date”).  On February 18, 2005, the Company filed Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A-1”) to the Form 10-Q with the SEC to reflect restatements of its consolidated financial statements contained in the Form 10-Q.  As described in the Form 10-Q/A-1, the Company restated its consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 (the “Prior Restatement”) to make the following classes of adjustments:

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

•                  reduction of the number of dilutive shares for calculation of earnings per share

•                  reclassifications between cost and expense categories

•                  reclassification of Comdata assets and liabilities

•                  transfer of excess pre-1999 restructuring liabilities directly to retained earnings

The restatements of the Company’s consolidated balance sheet as of March 31, 2004 and the Company’s consolidated statements of cash flows and operations for the three-month periods ended March 31, 2004 and March 31, 2003 and the notes related thereto arising from the Prior Restatement are reflected in the Form 10-Q/A-1.  For a more detailed description of the Prior Restatement, see the Form 10-Q/A-1 and Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K/A”), filed with the SEC on February 18, 2005.

This Amendment No. 2 on Form 10-Q/A (the “Form 10-Q/A-2”) to the Form 10-Q is being filed to reflect further restatements of the Company’s consolidated balance sheet as of March 31, 2004 and the Company’s consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003 and the notes related thereto.  As previously disclosed, after errors were discovered in March and April 2005, the Company restated its consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004 (the “Restatement”) to make the following adjustments:

•                  record accelerated amortization of the CobraServ trademark

•                  correct the accounting for certain leases

•                  correct errors in the accounting for international acquisitions

•                  correct other accounting errors related to the accrual of costs and expenses

•                  reduce income tax reserves

•                  correct balance sheet amounts for customer funds and employee benefits

For a more detailed description of the Restatement, see the note entitled “Restatement of Financial Statements” to the accompanying consolidated financial statements and the section entitled “Restatement” in

Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A-2 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), filed with the SEC on April 21, 2005.

For the convenience of the reader, this Form 10-Q/A-2 sets forth the Form 10-Q/A-1 in its entirety.  However, this Form 10-Q/A-2 only amends and restates Items 1, 2, and 4 of Part I of the Form 10-Q/A-1, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Form 10-Q/A-1 is amended hereby.  Except for the Prior Restatement, the foregoing items have not been updated to reflect other events occurring after the Original Filing Date or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-Q/A-1 has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A-2 as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, this Form 10-Q/A-2 continues to speak as of the Original Filing Date, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in the 2004 Form 10-K or will be addressed in any reports filed with the SEC subsequent to the date of this filing.

Concurrently with the filing of this Form 10-Q/A-2, the Company is filing (i) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and (ii) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.  The Company has not amended and does not intend to amend the 2003 Form 10-K/A or its previously-filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2003.  For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in the 2003 Form 10-K/A and in such reports should no longer be relied upon.

INDEX

		Page
Part I.	Financial Information (Restated)	5

	Item 1. Financial Statements	5
	Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003	5

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	6

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003	7

	Notes to Consolidated Financial Statements	8

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

	The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements.

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4. Controls and Procedures	38

Part II.	Other Information	45

	Item 2. Changes in Securities and Use of Proceeds	45

	Item 6. Exhibits and Reports on Form 8-K	46

Signature		47

FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in millions, except per share data)	Ceridian Corporation and Subsidiaries

	For Periods Ended March 31, Three Months
	2004	2003
	(restated)	(restated)
Revenue	$313.9	$306.9
Costs and Expenses
Cost of revenue	177.2	170.1
Selling, general and administrative	117.2	96.7
Research and development	4.6	3.0
(Gain) loss on derivative instruments	(13.7)	(6.3)
Other expense (income)	1.2	(0.4)
Interest income	(0.5)	(0.5)
Interest expense	1.1	1.2
Total costs and expenses	287.1	263.8
Earnings before income taxes	26.8	43.1
Income tax provision	9.5	15.0
Net earnings	$17.3	$28.1

Earnings per share
Basic	$0.12	$0.19
Diluted	$0.11	$0.19

Shares used in calculations (in 000’s)
Weighted average shares (basic)	149,250	148,451
Dilutive securities	2,422	275
Weighted average shares (diluted)	151,672	148,726

Antidilutive shares excluded (in 000’s)	6,398	18,567

See notes to consolidated financial statements.

FORM 10-Q/A CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in millions)	Ceridian Corporation and Subsidiaries

	March 31, 2004	December 31, 2003
	(restated)	(restated)
Assets
Cash and equivalents	$135.3	$124.2
Trade receivables, less allowance of $18.6 and $17.3	435.8	436.4
Other receivables	33.8	30.9
Current portion of deferred income taxes	36.4	28.5
Other current assets	64.0	56.0
Total current assets	705.3	676.0
Property, plant and equipment, net	143.7	148.0
Goodwill	926.1	918.6
Other intangible assets, net	77.9	90.2
Software and development costs, net	84.3	86.2
Prepaid pension cost	12.2	12.2
Deferred income taxes, less current portion	9.0	9.6
Investments	27.6	22.9
Derivative instruments	61.2	55.7
Other noncurrent assets	8.2	8.7
Total assets before customer funds	2,055.5	2,028.1
Customer funds	3,682.2	3,152.7
Total assets	$5,737.7	$5,180.8

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$6.9	$6.5
Accounts payable	35.9	39.1
Drafts and settlements payable	136.1	113.7
Customer advances	30.7	31.0
Deferred income	65.8	66.9
Accrued taxes	44.9	25.5
Employee compensation and benefits	45.4	55.3
Other accrued expenses	39.4	35.4
Total current liabilities	405.1	373.4
Long-term obligations, less current portion	155.8	157.0
Deferred income taxes	47.1	38.6
Employee benefit plans	201.0	196.0
Other noncurrent liabilities	18.2	17.9
Total liabilities before customer funds obligations	827.2	782.9
Customer funds obligations	3,682.2	3,152.7
Total liabilities	4,509.4	3,935.6

Stockholders’ equity	1,228.3	1,245.2
Total liabilities and stockholders’ equity	$5,737.7	$5,180.8

See notes to consolidated financial statements.

FORM 10-Q/A CONSOLIDATED STATEMENTS OF CASH FLOWS	Ceridian Corporation and Subsidiaries
(Unaudited) (Dollars in millions)

	For Periods Ended March 31, Three Months
	2004	2003
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17.3	$28.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	0.1	2.2
Depreciation and amortization	30.7	19.7
Asset write-downs	2.3	—
Unrealized (gain) loss on derivative instruments	(5.5)	1.1
Gain on sale of marketable securities	(0.5)	—
Contribution to retirement plan trusts	—	(4.1)
Provision for doubtful accounts	2.6	3.8
Other	4.0	2.1
Decrease (Increase) in trade and other receivables	(2.5)	(60.2)
Increase (Decrease) in accounts payable	(3.2)	(2.8)
Increase (Decrease) in drafts and settlements payable	22.4	23.8
Increase (Decrease) in employee compensation and benefits	(10.6)	(14.6)
Increase (Decrease) in accrued taxes	21.1	1.8
Increase (Decrease) in other current assets and liabilities	(7.0)	(7.9)
Net cash provided by (used for) operating activities	71.2	(7.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(6.0)	(6.2)
Expended for software and development costs	(5.7)	(3.3)
Expended for investments in and advances to businesses, less cash acquired	(0.9)	(3.1)
Proceeds from sales of businesses and assets	—	0.5
Net cash provided by (used for) investing activities	(12.6)	(12.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and overdrafts, net	0.1	—
Repayment of capital lease obligations	(1.0)	—
Repurchase of common stock	(58.4)	(9.1)
Exercise of stock options and other	11.6	1.4
Net cash provided by (used for) financing activities	(47.7)	(7.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.2	1.3

NET CASH PROVIDED (USED)	11.1	(25.5)
Cash and equivalents at beginning of period	124.2	134.3
Cash and equivalents at end of period	$135.3	$108.8

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

March 31, 2004

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

STOCKHOLDERS’ EQUITY

	March 31, 2004	December 31, 2003
	(restated)	(restated)
Common Stock
Par value - $.01
Shares authorized – 500,000,000
Shares issued – 150,617,306 and 150,028,289	$1.5	$1.5
Shares outstanding – 147,885,754 and 150,022,441
Additional paid-in capital	932.5	925.2
Retained earnings	545.9	528.6
Treasury stock, at cost (2,731,552 and 5,848 common shares)	(52.9)	(0.1)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	7.1	3.9
Cumulative translation adjustment	29.3	21.2
Pension liability adjustment	(235.1)	(235.1)
Total stockholders’ equity	$1,228.3	$1,245.2

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended March 31, Three Months
	2004	2003
	(restated)	(restated)

Net earnings	$17.3	$28.1
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	8.1	13.2
Change in unrealized gain from marketable securities	5.4	(1.1)
Change in pension liability	—	—
Less unrealized gain previously reported on marketable securities sold or settled in this period	(0.5)	—
Other comprehensive income (loss) before income taxes	13.0	12.1
Income tax (provision) benefit	(1.7)	0.4
Other comprehensive income (loss) after income taxes	11.3	12.5
Comprehensive income	$28.6	$40.6

RESTATEMENT OF FINANCIAL STATEMENTS

This Note should be read in conjunction with Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2004 Form 10-K, which we filed with the SEC on April 21, 2005 and which provides further information on the nature and impact of the Restatement.

As described in “Explanatory Note” in the forepart of this report, in the 2003 Form 10-K/A, in the Form 10-Q/A-1 and in the 2004 Form 10-K, we (i) previously restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 and (ii) have restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004.

The Prior Restatement included the following classes of adjustments:

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

•                  reduction of the number of dilutive shares for calculation of earnings per share

•                  reclassifications between cost and expense categories

•                  reclassification of Comdata assets and liabilities

•                  transfer of excess pre-1999 restructuring liabilities directly to retained earnings

A more detailed description of the Prior Restatement is contained in the Form 10-Q/A-1 and in the 2003 Form 10-K/A.

In addition to the Prior Restatement, we have also restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004.  The determination to restate these financial statements was made after errors were discovered in March and April 2005.  In the Restatement, we have:

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

The Restatement reduced our earnings before income taxes for the first quarter of 2004 by $9.5 consisting of $10.2 related to accelerated amortization of the CobraServ trademark and $0.4 related to leases, partially offset by increases of $0.2 related to international acquisition accounting and $0.9 related to the accrual of costs and expenses.  The Restatement increased our earnings before income taxes for the first quarter of 2003 by $1.0 consisting of $0.2 related to international acquisition accounting and $1.2 related to the accrual of costs and expenses, partially offset by a decrease of $0.4 related to leases.  The impact of the Restatement on the consolidated statements of operations for these periods is shown in an accompanying table.

The Restatement decreased retained earnings at December 31, 2003 from $533.6 as previously reported to $528.6 as restated, which is presented on a table entitled “Stockholders’ Equity” at the beginning of these notes to consolidated financial statements.  This $5.0 decrease, net of $3.8 tax, consisted of $4.0 for leases and $2.0 for international acquisition accounting, partially offset by increases of $0.9 related to income tax reserves and $0.1 related to accruals of costs and expenses.

The primary impact of the above adjustments on the March 31, 2004 and December 31, 2003 consolidated balance sheets was to intangible assets due to international acquisition adjustments, customer funds related to trust receivables, and other noncurrent liabilities due to lease adjustments.  The March 31, 2004 balance sheet was also impacted by the accelerated amortization of the CobraServ trademark.  The impact of the Restatement on our consolidated balance sheets at March 31, 2004 and December 31, 2003 is shown in an accompanying table.  The “As Previously Reported” consolidated balance sheet information at December 31, 2003 as presented in an accompanying table is as reported in the Form 10-Q/A-1.  The 2004 Form 10-K also contains information related to the impact of the Restatement on the December 31, 2003 consolidated balance sheet.

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the quarters ended March 31, 2004 and 2003.  The only impact on the consolidated statements of cash flows was to reclassify certain amounts within operating cash flows.

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

Lease accounting

In April 2005, we discovered errors in our accounting for certain operating leases.  Rent obligations were not being expensed on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  The correction to a straight-line basis increased costs and expenses by $0.4 for the first quarter of 2004.  The pretax impact for periods prior to 2004 was an expense of $6.0, which reduced retained earnings at December 31, 2003 by $4.0, net of tax.

International acquisition accounting

As part of a March 2005 review of international purchase accounting entries for acquisitions in the United Kingdom and Canada in 1995 and 1998, errors were discovered in the initial entries as well as the ongoing accounting treatment.  The net impact of these adjustments was a decrease in selling, general and administrative expense of $0.2 for the first quarter of 2004.  The pretax impact for periods prior to 2004 was an expense of $2.9, which reduced retained earnings at December 31, 2003 by $2.0, net of tax.  We also made errors in the application of certain foreign currency translation impacts for the international operations which impacted the balance sheet accounts for goodwill, other intangible assets, capitalized software and accumulated other comprehensive income — foreign currency translation.

Accrual of costs and expenses

As part of the ongoing review of our financial statements, we discovered certain other errors related to the accuracy and timeliness of the accrual of costs and expenses. These errors generally related to the timing of expense recognition and offset each other within annual reporting periods; however, the expense recognition timing between quarters had a larger impact.  These adjustments decreased selling, general and administrative expense by $0.9 for the first quarter of 2004.  The pretax impact for periods prior to 2004 was a reduction in expense of $0.1, which increased retained earnings at December 31, 2003 by $0.1, net of tax.  The accrual of costs and expenses adjustments consisted of:

•                  Casualty loss reserves

•                  Accrual of commissions and incentives

•                  Prepayment of expenses originally recorded as an investment

•                  Payroll taxes on third party contractors in the United Kingdom

Income tax reserves

It was determined that as a result of an error in the recording of a reduction in our income tax reserves, our liability was overstated by $0.9 as of December 31, 2003.  Accordingly, a tax benefit was recorded in the fourth quarter of 2003 as part of the Restatement which increased retained earnings at December 31, 2003 by $0.9.  This adjustment is in addition to the tax impact of the corrections to pretax earnings listed above.

Balance sheet corrections for customer funds and employee benefits

In reviewing our customer funds assets and liabilities we discovered that corrections needed to be made related to amounts due from customers and taxing authorities.  These corrections increased customer funds assets and liabilities by $14.0 at March 31, 2004 and $11.4 at December 31, 2003.  We also determined that a $2.0 employee benefits accrual should have been recorded as a current liability rather than long-term and reclassified it at March 31, 2004 and December 31, 2003.

The following table presents the effect of the Restatement on the consolidated statements of operations:

	As Previously Reported (1)	CobraServ Trademark	Leases	International Acquisitions	Accrual of Costs & Expenses	Total Adjust- ments	As Restated
Three months ended March 31, 2004
Revenue	$313.9	$—	$—	$—	$—	$—	$313.9
Costs and expenses
Cost of revenue	177.2	—	—	—	—	—	177.2
Selling, general and administrative	107.7	10.2	0.4	(0.2)	(0.9)	9.5	117.2
Research and development	4.6	—	—	—	—	—	4.6
(Gain) loss on derivative instruments	(13.7)	—	—	—	—	—	(13.7)
Other expense (income)	1.2	—	—	—	—	—	1.2
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.1	—	—	—	—	—	1.1
Total costs and expenses	277.6	10.2	0.4	(0.2)	(0.9)	9.5	287.1
Earnings before income taxes	36.3	(10.2)	(0.4)	0.2	0.9	(9.5)	26.8
Income tax provision	12.8	(3.5)	(0.1)	—	0.3	(3.3)	9.5
Net earnings	$23.5	$(6.7)	$(0.3)	$0.2	$0.6	$(6.2)	$17.3

Three months ended March 31, 2003
Revenue	$306.9	$—	$—	$—	$—	$—	$306.9
Costs and expenses
Cost of revenue	170.0	—	0.1	—	—	0.1	170.1
Selling, general and administrative	97.8	—	0.3	(0.2)	(1.2)	(1.1)	96.7
Research and development	3.0	—	—	—	—	—	3.0
(Gain) loss on derivative instruments	(6.3)	—	—	—	—	—	(6.3)
Other expense (income)	(0.4)	—	—	—	—	—	(0.4)
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.2	—	—	—	—	—	1.2
Total costs and expenses	264.8	—	0.4	(0.2)	(1.2)	(1.0)	263.8
Earnings before income taxes	42.1	—	(0.4)	0.2	1.2	1.0	43.1
Income tax provision	14.8	—	(0.1)	—	0.3	0.2	15.0
Net earnings	$27.3	$—	$(0.3)	$0.2	$0.9	$0.8	$28.1

(1)  Amounts were previously restated in the Form 10-Q/A-1 in connection with the Prior Restatement, as described in the preceding text of this Note.

The following table presents the effect of the Restatement on the consolidated balance sheets:

	March 31, 2004			December 31, 2003
	As Previously Reported (1)	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Cash and equivalents	$135.3	$—	$135.3	$124.2	$—	$124.2
Trade and other receivables, net	469.6	—	469.6	467.3	—	467.3
Current portion of deferred income taxes	36.2	0.2	36.4	28.5	—	28.5
Other current assets	64.0	—	64.0	56.0	—	56.0
Total current assets	705.1	0.2	705.3	676.0	—	676.0
Goodwill	907.4	18.7	926.1	904.8	13.8	918.6
Other intangible assets, net	98.8	(20.9)	77.9	101.1	(10.9)	90.2
Software and development costs, net	83.7	0.6	84.3	85.8	0.4	86.2
Deferred income taxes, less current portion	6.8	2.2	9.0	6.0	3.6	9.6
Investments	27.9	(0.3)	27.6	23.2	(0.3)	22.9
Other noncurrent assets	225.4	(0.1)	225.3	224.6	—	224.6
Total assets before customer funds	2,055.1	0.4	2,055.5	2,021.5	6.6	2,028.1
Customer funds	3,668.2	14.0	3,682.2	3,141.3	11.4	3,152.7
Total assets	$5,723.3	$14.4	$5,737.7	$5,162.8	$18.0	$5,180.8

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$6.9	$—	$6.9	$6.5	$—	$6.5
Accounts payable	35.8	0.1	35.9	39.1	—	39.1
Drafts and settlements payable	136.1	—	136.1	113.7	—	113.7
Customer advances	30.7	—	30.7	31.0	—	31.0
Deferred income	65.8	—	65.8	66.9	—	66.9
Accrued taxes	45.7	(0.8)	44.9	26.4	(0.9)	25.5
Employee compensation and benefits	43.9	1.5	45.4	53.9	1.4	55.3
Other accrued expenses	41.0	(1.6)	39.4	35.2	0.2	35.4
Total current liabilities	405.9	(0.8)	405.1	372.7	0.7	373.4
Long-term obligations, less current portion	155.8	—	155.8	157.0	—	157.0
Deferred income taxes	50.2	(3.1)	47.1	37.8	0.8	38.6
Employee benefit plans	203.0	(2.0)	201.0	198.0	(2.0)	196.0
Other noncurrent liabilities	11.9	6.3	18.2	12.0	5.9	17.9
Total liabilities before customer funds obligations	826.8	0.4	827.2	777.5	5.4	782.9
Customer funds obligations	3,668.2	14.0	3,682.2	3,141.3	11.4	3,152.7
Total liabilities	4,495.0	14.4	4,509.4	3,918.8	16.8	3,935.6

Common stock and additional paid-in capital	881.2	(0.1)	881.1	926.5	0.1	926.6
Retained earnings	557.1	(11.2)	545.9	533.6	(5.0)	528.6
Accumulated other comprehensive income	(210.0)	11.3	(198.7)	(216.1)	6.1	(210.0)
Total stockholders’ equity	1,228.3	—	1,228.3	1,244.0	1.2	1,245.2
Total liabilities and stockholders’ equity	$5,723.3	$14.4	$5,737.7	$5,162.8	$18.0	$5,180.8

(1)  Amounts were previously restated in the Form 10-Q/A-1 in connection with the Prior Restatement, as described in the preceding text of this Note.

The following table presents the Restatement effects by reason on the consolidated balance sheets:

Balance sheet account	March 31, 2004	December 31, 2003
	Increase (decrease)
Summary by Restatement Group by Balance Sheet Account

CobraServ trademark amortization:
Other intangible assets, net	$(10.2)	$—

Lease accounting:
Other noncurrent liabilities increase	$6.3	$5.9

International acquisition accounting:
Goodwill	18.7	13.8
Other intangible assets, net	(10.7)	(10.9)
Software and development costs, net	0.6	0.4
Accumulated other comprehensive income (currency translation)	11.3	6.1
Net liability/equity increase	$2.7	$2.8

Accrual of costs and expenses:
Investments	(0.3)	(0.3)
Other noncurrent assets	(0.1)	—
Accounts payable	0.1	—
Employee compensation and benefits (short-term liability)	(0.5)	(0.6)
Other accrued expenses	(1.6)	0.2
Net liability decrease	$(1.6)	$(0.1)

Income tax impact of adjustments:
Current portion of deferred income taxes	0.2	—
Deferred income taxes (long-term asset)	2.2	3.6
Accrued taxes (current income taxes payable)	(0.8)	(0.9)
Deferred income taxes (long-term liability)	(3.1)	0.8
Net asset increase	$6.3	$3.7

Balance sheet reclassifications:
Customer funds (asset)	14.0	11.4
Customer funds obligations	14.0	11.4
Employee compensation and benefits (short-term liability)	2.0	2.0
Employee benefit plans (long-term liability)	(2.0)	(2.0)
Net balance sheet impact	$—	$—

The following table presents the Restatement effects by line item on the consolidated balance sheets:

Balance sheet account	March 31, 2004	December 31, 2003

Line item summary of above adjustments and reclassifications:
Assets
Current portion of deferred income taxes	0.2	—
Goodwill	18.7	13.8
Other intangible assets, net	(20.9)	(10.9)
Software and development costs, net	0.6	0.4
Deferred income taxes (long-term)	2.2	3.6
Investments	(0.3)	(0.3)
Other noncurrent assets	(0.1)	—
Customer funds	14.0	11.4
Net increase in assets	$14.4	$18.0

Liabilities
Accounts payable	0.1	—
Accrued taxes	(0.8)	(0.9)
Employee compensation and benefits	1.5	1.4
Other accrued expenses	(1.6)	0.2
Deferred income taxes (long-term)	(3.1)	0.8
Employee benefit plans (long-term)	(2.0)	(2.0)
Other noncurrent liabilities	6.3	5.9
Customer funds obligations	14.0	11.4
Net increase in liabilities	$14.4	$16.8

Net increase in stockholders’ equity	$—	$1.2

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

ACCRUED EXIT COSTS

	Severance	Other Costs	Total
Additions:
First quarter 2002	$6.3	$2.7	$9.0
Fourth quarter 2002	1.9	4.0	5.9
Total 2002 accrued exit costs	8.2	6.7	14.9
Deductions:
2002 cash payments	(6.3)	(2.5)	(8.8)
2002 recoveries	(1.1)	—	(1.1)
2003 cash payments	(0.8)	(2.8)	(3.6)
2004 cash payments	—	(0.5)	(0.5)
Balance at March 31, 2004	$—	$0.9	$0.9

OTHER EXPENSE (INCOME)

	For Periods Ended March 31, Three Months
	2004	2003
Foreign currency translation expense (income)	$(0.6)	$(0.3)
Gain on sale of marketable securities	(0.5)	—
Gain on sale of assets	—	(0.2)
Asset write-downs	2.3	—
Other expense (income)	—	0.1
Total	$1.2	$(0.4)

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

	For Periods Ended March 31,
Pro Forma Effect of Fair Value Accounting	2004	2003
	(restated)	(restated)
Net earnings as reported	$17.3	$28.1
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.3)	(3.9)
Pro forma net earnings	$14.0	$24.2
Basic earning per share as reported	$0.12	$0.19
Pro forma basic earnings per share	$0.09	$0.16
Diluted earnings per share as reported	$0.11	$0.19
Pro forma diluted earnings per share	$0.09	$0.16
Weighted-Average Assumptions
Expected lives in years	3.92	3.89
Expected volatility	38.8%	43.6%
Expected dividend rate	—	—
Risk-free interest rate	2.6%	2.3%
Weighted-average fair value of stock options granted in the period	$6.84	$5.24

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

The fair market value of the derivative instruments is reported in the noncurrent asset section of the balance sheet.  The fair market value increased from $55.7 at December 31, 2003 to $61.2 at March 31, 2004.  This increase in value was primarily due to an increase in forward interest rates net of collections of cash payments from counterparties of $8.1 during the first three months of 2004.  Unrealized gains and losses due to changes in the fair value of derivative instruments are reflected in (gain) loss on derivative instruments in our consolidated statements of operation.  Based upon future expected interest rates as determined from LIBOR futures prices in effect at the close of business on March 31, 2004, we expect to collect an additional $29.1 during the next 12 months.

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

See Note A, “Accounting Policies—Cash and Investments, including Derivatives,” and Note B, “Restatement of Financial Statements,” in the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A for a further discussion of the reclassification of realized gains and unrealized gains on derivative instruments as part of the Prior Restatement.

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

CUSTOMER FUNDS

We have restated the total amount of customer funds to include amounts due from customers and taxing authorities (shown as “Trust receivables” in the table below).  Invested customer funds were not impacted by the Restatement.  In the Prior Restatement, we restated the amount of customer funds to include funds held by Comdata for its eCash customers, which amounted to $9.8 at March 31, 2004 and $9.2 at December 31, 2003 (at cost and market).

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers.  The restated investment income from invested customer funds included in revenue amounted to $17.8 and $16.7 for the quarterly periods ended March 31, 2004 and 2003.

Customer funds and the offsetting obligations amounted to $3,682.2 at March 31, 2004 and $3,152.7 at December 31, 2003.  The amount for invested customer funds varies significantly during the year and averaged $2,785.3 and $2,423.2, respectively, for the three-month periods ended March 31, 2004 and 2003.  The following tables provide information on cost and market price for various classifications of customer fund investments and amounts by maturity date.

Investments of Customer Funds

	March 31, 2004		December 31, 2003
	(restated)		(restated)
	Cost	Market	Cost	Market
Money market securities and other cash equivalents	$2,578.4	$2,578.5	$2,202.0	$2,202.0
Held-to-maturity investments:
U.S. government and agency securities	435.4	442.1	311.1	317.4
Canadian and provincial government securities	249.5	261.4	201.0	208.1
Corporate debt securities	215.9	223.9	209.0	216.0
Asset-backed securities	142.4	144.9	159.5	163.0
Mortgage-backed and other securities	46.6	47.7	58.7	59.6
Total held-to-maturity investments	1,089.8	1,120.0	939.3	964.1
Invested customer funds	3,668.2	3,698.5	3,141.3	3,166.1
Trust receivables	14.0	14.0	11.4	11.4
Total Customer funds	$3,682.2	$3,712.5	$3,152.7	$3,177.5

Investments of Customer Funds by Maturity Date

	March 31, 2004
	Cost	Market
Due in one year or less	$2,730.3	$2,732.2
Due in one to three years	310.7	323.5
Due in three to five years	277.2	286.7
Due after five years	350.0	356.1
Total	$3,668.2	$3,698.5

CAPITAL ASSETS

	March 31, 2004	December 31, 2003
	(restated)	(restated)
Property, Plant and Equipment
Land	$10.4	$10.4
Machinery and equipment	286.0	281.6
Buildings and improvements	97.6	96.7
Total property, plant and equipment	394.0	388.7
Accumulated depreciation	(250.3)	(240.7)
Property, plant and equipment, net	$143.7	$148.0

Goodwill
At beginning of year (HRS $801.6 and $780.1, Comdata $117.0 and $117.0)	$918.6	$897.1
Translation and other adjustments (HRS)	7.5	21.5
At end of period (HRS $809.1 and $801.6, Comdata $117.0 and $117.0)	$926.1	$918.6

Other Intangible Assets
Customer lists (accumulated amortization of $29.5 and $26.7)	$52.5	$49.4
Trademarks (accumulated amortization of $45.4 and $31.6)	78.0	74.7
Technology (accumulated amortization of $33.9 and $32.1)	52.1	52.2
Non-compete agreements (accumulated amortization of $9.4 and $8.6)	13.5	12.9
Total other intangible assets	196.1	189.2
Accumulated amortization	(118.2)	(99.0)
Other intangible assets, net	$77.9	$90.2

Software and Development Costs
Purchased software	$78.7	$77.2
Other software development cost	88.8	86.1
Total software and development costs	167.5	163.3
Accumulated amortization	(83.2)	(77.1)
Software and development costs, net	$84.3	$86.2

	For Periods Ended March 31,
	(restated)
	2004	2003
Depreciation and Amortization
Depreciation and amortization of property, plant and equipment	$10.8	$10.8
Amortization of other intangible assets	14.0	3.8
Amortization of software and development costs	5.9	5.1
Total	$30.7	$19.7

Amortization for other intangible assets held at March 31, 2004 is estimated to be $56.9 for 2004, $13.7 for 2005, $11.3 for 2006, $9.4 for 2007 and $4.5 for 2008.

SEGMENT DATA

	For Periods Ended March 31, Three Months
	2004	2003
	(restated)	(restated)
HRS
Revenue	$232.4	$227.6
Earnings before interest and taxes	$0.5	$18.8
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$1,376.7	$1,386.1
Customer funds	3,672.4	3,143.5
Total assets at March 31, 2004 and December 31, 2003	$5,049.1	$4,529.6

Comdata
Revenue	$81.5	$79.3
Earnings before interest and taxes	$26.9	$25.0
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$608.5	$586.1
Customer funds	9.8	9.2
Total assets at March 31, 2004 and December 31, 2003	$618.3	$595.3

Other
Revenue	$—	$—
Earnings before interest and taxes	$—	$—
Total assets at March 31, 2004 and December 31, 2003	$70.3	$55.9

Total Ceridian
Revenue	$313.9	$306.9
Earnings before interest and taxes	$27.4	$43.8
Interest income (expense), net	(0.6)	(0.7)
Earnings before income taxes	$26.8	$43.1
Total assets at March 31, 2004 and December 31, 2003 before customer funds	$2,055.5	$2,028.1
Customer funds	3,682.2	3,152.7
Total assets at March 31, 2004 and December 31, 2003	$5,737.7	$5,180.8

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

MANAGEMENT SUMMARY

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q/A and (ii) the consolidated financial statements and the notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A.  All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

Restatement

As described in “Explanatory Note” in the forepart of this report, in the 2003 Form 10-K/A, in the Form 10-Q/A-1 and in the 2004 Form 10-K, we (i) previously restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 and (ii) have restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004.

The Prior Restatement included the following classes of adjustments:

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

•      reduction of the number of dilutive shares for calculation of earnings per share

•      reclassifications between cost and expense categories

•      reclassification of Comdata assets and liabilities

•      transfer of excess pre-1999 restructuring liabilities directly to retained earnings

A more detailed description of the Prior Restatement is contained in the Form 10-Q/A-1 and in the 2003 Form 10-K/A.

In addition to the Prior Restatement, we have also restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004.  The determination to restate these financial statements was made after errors were discovered in March and April 2005.  The Restatement is further described in the note entitled “Restatement of Financial Statements” in the notes to our consolidated financial statements included in this report.  This note also includes various tables showing the impact of the Restatement on our consolidated statements of operations and balance sheets.  In the Restatement, we have:

•      recorded accelerated amortization of the CobraServ trademark

•      corrected the accounting for certain leases

•      corrected errors in the accounting for international acquisitions

•      corrected other accounting errors related to the accrual of costs and expenses

•      reduced income tax reserves

•      corrected balance sheet amounts for customer funds and employee benefits

The Restatement reduced our earnings before income taxes for the first quarter of 2004 by $9.5 million consisting of $10.2 million related to accelerated amortization of the CobraServ trademark and $0.4 related to leases, partially offset by increases of $0.2 million related to international acquisition accounting and $0.9 million related to the accrual of costs and expenses.  The Restatement increased our earnings before income taxes for the first quarter of 2003 by $1.0 million consisting of $0.2 million related to international acquisition accounting and $1.2 million related to the accrual of costs and expenses, partially offset by a decrease of $0.4 million related to leases.

The primary impact of the above adjustments on the March 31, 2004 and December 31, 2003 consolidated balance sheets was to intangible assets due to international acquisition adjustments, customer funds related to trust receivables, and other noncurrent liabilities due to lease adjustments.  The March 31, 2004 balance sheet was also impacted by the accelerated amortization of the CobraServ trademark.

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the quarters ended March 31, 2004 and 2003.  The only impact on the consolidated statements of cash flows was to reclassify certain amounts within operating cash flows.

Operations

Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations located in the United States, Canada and the United Kingdom.  We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

Our net earnings for the first quarter of 2004 amounted to $17.3 million, or 11¢ per diluted share, compared to net earnings of $28.1 million, or 19¢ per diluted share, in the same quarter of 2003.

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

•      “NM” represents percentage relationships in the tables that are not meaningful

RESULTS OF OPERATIONS

Consolidated Results - Overview

Statements of Operations First Quarter Comparisons (Restated)

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
Revenue	$313.9	$306.9	7.0	2.3	100.0	100.0
Cost of revenue	177.2	170.1	7.1	4.2	56.4	55.4
SG&A expense	117.2	96.7	20.5	21.3	37.4	31.6
R&D expense	4.6	3.0	1.6	53.5	1.5	0.9
(Gain) loss on derivative instruments	(13.7)	(6.3)	(7.4)	NM	(4.3)	(2.0)
Other expense (income)	1.2	(0.4)	1.6	NM	0.4	(0.1)
Interest income	(0.5)	(0.5)	—	—	(0.2)	(0.2)
Interest expense	1.1	1.2	(0.1)	(9.3)	0.3	0.4
Total costs and expenses	287.1	263.8	23.3	8.8	91.5	86.0
Earnings before income taxes	26.8	43.1	(16.3)	(37.8)	8.5	14.0
Income taxes	9.5	15.0	(5.5)	(36.6)	3.0	4.9
Earnings from continuing operations	$17.3	$28.1	(10.8)	(38.4)	5.5	9.1
Diluted EPS from continuing operations	$0.11	$0.19	(0.08)	(42.1)

The correction to the accounting for our interest rate derivative instruments contributed significantly to the variability of revenue and earnings during the reported periods.  For a further discussion, see (i) the note entitled “Restatement of Financial Statements” to our consolidated financial statements contained in this Form 10-Q/A and (ii) Note A, “Accounting Policies—Cash and Investments, including Derivatives” and Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A.

Our consolidated revenue increased by $7.0 million in the quarterly comparison with $4.8 million of the increase coming from HRS and $2.2 million coming from Comdata.

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

The following factors had the most significant impacts on our Comdata revenue performance:

•      Continued growth in Comdata’s retail cards in use and transaction volume

•      Lower revenue from the sale of point-of-sale terminal equipment

•      Higher transportation card transaction volume

Our total costs and expenses increased by $23.3 million in the quarterly comparison.  Interest income and interest expense, which are not allocated to our business segments, both remained at the same level in the 2004 quarter as in the first quarter of 2003.  Excluding unallocated net interest expense, HRS costs and expenses increased by $23.1 million and Comdata costs and expenses increased by $0.3 million.  The principal factors affecting the comparison of total costs and expenses included:

•      Accelerated amortization of the CobraServ trademark

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

Our effective tax rate was 35.4% for the first quarter of 2004 and 34.8% for the first quarter of 2003.

Business Segment Results

Segment First Quarter Comparisons (Restated)

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003
Revenue
HRS	$232.4	$227.6	4.8	2.1	74.1	74.2
Comdata	81.5	79.3	2.2	2.7	25.9	25.8
Total	$313.9	$306.9	7.0	2.3	100.0	100.0

EBIT*
HRS	$0.5	$18.8	(18.3)	(97.4)	0.2	8.3
Comdata	26.9	25.0	1.9	7.6	32.9	31.5
Total	$27.4	$43.8	(16.4)	(37.6)	8.7	14.3

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

Total costs and expenses, excluding net interest, for our HRS business increased by $23.1 million in the quarterly comparison.  Total costs and expenses increased by $14.9 million for U.S. operations, $5.8 million for Ceridian Canada and $2.4 million for Ceridian Centrefile.  The U.S. operations increase included $10.2 million of accelerated amortization on the CobraServ trademark.  Total costs and expenses also included $2.8 million of severance costs in the first quarter of 2004 related to productivity improvement efforts including $1.8 million for Ceridian Canada and $1.0 million for Ceridian Centrefile.  For HRS, cost of revenue increased by $6.3 million, SG&A expense increased by $21.5 million, R&D expense increased by $1.3 million, gains from interest rate derivative instruments increased by $7.4 million and other expense (income) increased by $1.5 million.

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

SG&A expense for U.S. operations increased by $16.2 million in the quarterly comparison including a $13.4 million increase in general and administrative expense and a $2.8 million increase in selling expense.  The increase in selling expense reflected a higher staffing level in U.S. operations in the first quarter of 2004 compared to the first quarter of 2003 and higher compensation costs between those periods.  The staffing level increase included the addition of sales positions during the course of 2003 and the reassignment of personnel formerly dedicated to production or administrative duties to commissioned sales duties.  The increase of $13.4 million in general and administrative expense in the quarterly comparison related primarily to $10.2 million accelerated amortization on the CobraServ trademark and higher compensation expense.

SG&A expense for Ceridian Canada increased by $3.7 million of which $1.5 million represented the impact of currency rate changes.  The additional increase of $2.2 million reflected increased marketing efforts and $0.3 million of severance costs incurred during the first quarter of 2004.  SG&A expense for Ceridian Centrefile increased by $1.6 million including $1.1 million for the impact of currency rate changes and severance costs of $1.0 million during the first quarter of 2004, which were offset in part by the benefits from cost reduction efforts during 2003.

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

FINANCIAL CONDITION

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Three Months Ended March 31,
	2004	2003	Change
Operating activities	$71.2	$(7.0)	$78.2
Investing activities	(12.6)	(12.1)	(0.5)
Financing activities	(47.7)	(7.7)	(40.0)
Effect of exchange rate changes on cash	0.2	1.3	(1.1)
Net cash flows provided (used)	$11.1	$(25.5)	$36.6

Cash and equivalents at 3/31/04 and 12/31/03	$135.3	$124.2	$11.1

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (Restated)

(Dollars in millions)

	Three Months Ended March 31,
	2004	2003	Change
Earnings from continuing operations	$17.3	$28.1	$(10.8)
Provision for deferred income taxes	0.1	2.2	(2.1)
Depreciation and amortization	30.7	19.7	11.0
Contributions to retirement plan trusts	—	(4.1)	4.1
Asset write-downs	2.3	—	2.3
Unrealized (gain) loss on derivative instruments	(5.5)	1.1	(6.6)
Other reconciling items	6.1	5.9	0.2
From continuing operations earnings	51.0	52.9	(1.9)
From continuing operations working capital activities	20.2	(59.9)	80.1
Cash flows provided by operating activities	$71.2	$(7.0)	$78.2

Cash Flows

Cash Balances and Operations

Our cash and equivalents increased by $11.1 million to $135.3 million during the first quarter of 2004.  Net cash inflows from working capital activities significantly increased operating cash flows and exceeded the amount needed to fund investing activities and repurchases of our common stock.  Our net operating cash outflow amounted to $7.0 million for the first quarter of 2003 as cash outflows associated with an investment in net working capital of $59.9 million exceeded operating cash inflows from earnings activities of $52.9 million.

We discussed the factors that determined the operating cash inflows from earnings activities in the previous section of this discussion called “Results of Operations.”  The $80.1 million increase in operating cash flows related to working capital activities in the quarterly comparison is largely driven by a net reduction of receivables in the first quarter of 2004 compared to the first quarter of 2003, which contributed a net cash inflow of $57.7 million to the comparison.  The reduction in receivables largely represents improved collections performance at Comdata.  The increase of $19.3 million in accrued taxes, due largely to a $16.5 million benefit provided by our contribution of $75.0 million to our principal defined benefit pension plan in the fourth quarter of 2003, also contributed to the increase in operating cash flows in the quarterly comparison.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by the 2004 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule      13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based upon that evaluation, we have concluded that as of March 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  However, to address the material weaknesses described in the paragraphs below, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this report.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. This assessment identified deficiencies in our internal control over financial reporting, and management has determined that each of the following deficiencies individually constitutes a “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2004:

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

•      Inadequate policies and procedures for the identification, calculation and recording of acquisition and consolidation entries for international subsidiaries;

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

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting

In July 2004, we began performing periodic internal accounting reviews of HRS. These reviews are performed at least once per quarter and evaluate compliance with our policies and in accordance with U.S. GAAP related to the capitalization and amortization of internally developed software costs, and the month-end close and cost and expense accrual process. These reviews are performed by HRS personnel, as well as by our Internal Audit Department, and have been completed through the end of 2004.

In order to remediate the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting processes, we implemented in 2004 or are in the process of implementing the following actions:

•      a comprehensive review of internal control over financial reporting through our ongoing review being carried out in connection with our efforts to comply with the Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, including additional remediation as necessary;

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

Changes in Internal Controls

We did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.  However, as discussed above, since March 31, 2004, we have made significant changes to our internal control over financial reporting.

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

The table below sets forth information with respect to our repurchases of our common stock during the three months ended March 31, 2004.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (January 1, 2004-January 31, 2004)	133,303	(2)	$20.6174	120,000	10,242,900

Month #2 (February 1, 2004-February 29, 2004)	973,000		$18.4600	973,000	9,269,900

Month #3 (March 1, 2004-March 31, 2004)	1,919,616	(3)	$19.8321	1,919,400	7,350,500

Total:	3,025,919	(2)(3)	$19.4255	3,012,400	7,350,500

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: May 4, 2005	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)