Form 10-Q/A
period 2004-06-30
CERIDIAN CORP /DE/
filed 2005-05-04
CIK 1124887

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

YES   ☐  NO   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒  NO   ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2004, was 149,047,195.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

June 30, 2004

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Form 10-Q”) for Ceridian Corporation (the “Company”) was initially filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2005 (the “Original Filing Date”).  As described in the Form 10-Q, the Company restated its consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 (the “Prior Restatement”) to make the following classes of adjustments:

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

•                  reduction of the number of dilutive shares for calculation of earnings per share

•                  reclassifications between cost and expense categories

•                  reclassification of Comdata assets and liabilities

•                  transfer of excess pre-1999 restructuring liabilities directly to retained earnings

The restatements of the Company’s consolidated statements of operations for the three-month and six-month periods ended June 30, 2003, the consolidated statement of cash flows for the six-month period ended June 30, 2003, and the notes related thereto arising from the Prior Restatement are reflected in the Form 10-Q.  For a more detailed description of the Prior Restatement, see the Form
10-Q and Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K/A”), filed with the SEC on February 18, 2005.

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Form 10-Q is being filed to reflect recent restatements of the Company’s consolidated balance sheet as of June 30, 2004, the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003, and the consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and the notes related thereto.  As previously disclosed, after errors were discovered in March and April 2005, the Company restated its consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004 (the “Restatement”) to make the following adjustments:

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

•                  correct errors in the accounting for international acquisitions

•                  correct other accounting errors related to the accrual of costs and expenses

•                  reduce income tax reserves

•                  correct balance sheet amounts for customer funds and employee benefits

For a more detailed description of the Restatement, see the note entitled “Restatement of Financial Statements” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this

Form 10-Q/A and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), filed with the SEC on April 21, 2005.

For the convenience of the reader, this Form 10-Q/A sets forth the Form 10-Q in its entirety.  However, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I of the Form 10-Q, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Form 10-Q is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the Original Filing Date or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-Q/A has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the Original Filing Date, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in the 2004 Form 10-K or will be addressed in any reports filed with the SEC subsequent to the date of this filing.

Concurrently with the filing of this Form 10-Q/A, the Company is filing (i) Amendment No. 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and (ii) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.  The Company has not amended and does not intend to amend the 2003 Form 10-K/A or its previously-filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2003.  For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in the 2003 Form 10-K/A and in such reports should no longer be relied upon.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

June 30, 2004

FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation
(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Revenue	$316.5	$291.1	$630.4	$598.0
Costs and Expenses
Cost of revenue	178.0	173.8	355.2	343.9
Selling, general and administrative	117.1	85.6	234.3	182.3
Research and development	8.3	5.3	12.9	8.3
(Gain) loss on derivative instruments	19.0	(12.9)	5.3	(19.2)
Other expense (income)	(2.9)	0.2	(1.7)	(0.2)
Interest income	(0.5)	(0.5)	(1.0)	(1.0)
Interest expense	0.9	1.1	2.0	2.3
Total costs and expenses	319.9	252.6	607.0	516.4
Earnings (loss) before income taxes	(3.4)	38.5	23.4	81.6
Income tax provision (benefit)	(1.1)	13.5	8.4	28.5
Net earnings (loss)	$(2.3)	$25.0	$15.0	$53.1

Earnings (loss) per share
Basic	$(0.02)	$0.17	$0.10	$0.36
Diluted	$(0.02)	$0.17	$0.10	$0.36

Shares used in calculations (in 000’s)
Weighted average shares (basic)	148,607	147,970	148,928	148,210
Dilutive securities	—	866	2,737	511
Weighted average shares (diluted)	148,607	148,836	151,665	148,721

Antidilutive shares excluded (in 000’s)	753	10,777	927	11,631

See notes to consolidated financial statements.

FORM 10-Q/A
CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	June 30,	December 31,
	2004	2003
	(restated)	(restated)
Assets
Cash and equivalents	$166.6	$124.2
Trade receivables, less allowance of $16.6 and $17.3	452.6	436.4
Other receivables	43.6	30.9
Current portion of deferred income taxes	35.9	28.5
Other current assets	58.1	56.0
Total current assets	756.8	676.0
Property, plant and equipment, net	141.0	148.0
Goodwill	930.7	918.6
Other intangible assets, net	66.0	90.2
Software and development costs, net	87.3	86.2
Prepaid pension cost	12.3	12.2
Deferred income taxes, less current portion	8.8	9.6
Investments	18.9	22.9
Derivative instruments	35.0	55.7
Other noncurrent assets	8.8	8.7
Total assets before customer funds	2,065.6	2,028.1
Customer funds	3,007.5	3,152.7
Total assets	$5,073.1	$5,180.8

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$14.2	$6.5
Accounts payable	37.6	39.1
Drafts and settlements payable	161.8	113.7
Customer advances	30.6	31.0
Deferred income	59.1	66.9
Accrued taxes	28.8	25.5
Employee compensation and benefits	55.6	55.3
Other accrued expenses	40.7	35.4
Total current liabilities	428.4	373.4
Long-term obligations, less current portion	144.8	157.0
Deferred income taxes	36.9	38.6
Employee benefit plans	202.4	196.0
Other noncurrent liabilities	20.4	17.9
Total liabilities before customer funds obligations	832.9	782.9
Customer funds obligations	3,002.2	3,152.7
Total liabilities	3,835.1	3,935.6

Stockholders’ equity	1,238.0	1,245.2
Total liabilities and stockholders’ equity	$5,073.1	$5,180.8

See notes to consolidated financial statements.

FORM 10-Q/A	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS	and Subsidiaries
(Unaudited)
(Dollars in millions)

	For Periods Ended June 30,
	Six Months
	2004	2003
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15.0	$53.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax benefit	(8.9)	(2.8)
Depreciation and amortization	61.4	39.7
Provision for doubtful accounts	5.2	6.2
Asset write-downs	2.5	—
Unrealized (gain) loss on derivative instruments	21.6	(4.2)
Gain on sale of marketable securities	(3.5)	—
Contribution to retirement plan trusts	—	(16.9)
Other	7.2	4.0
Decrease (Increase) in trade and other receivables	(25.4)	(50.2)
Increase (Decrease) in accounts payable	(1.7)	1.5
Increase (Decrease) in drafts and settlements payable	48.1	37.4
Increase (Decrease) in employee compensation and benefits	—	(9.0)
Increase (Decrease) in accrued taxes	11.4	(1.0)
Increase (Decrease) in other current assets and liabilities	(8.9)	(4.9)
Net cash provided by (used for) operating activities	124.0	52.9
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(13.9)	(12.5)
Expended for software and development costs	(15.4)	(14.3)
Expended for acquisition of investments and businesses, less cash acquired	(11.9)	(3.1)
Proceeds from sales of businesses and assets	0.9	11.5
Net cash provided by (used for) investing activities	(40.3)	(18.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(2.6)	0.8
Repayment of other debt	(2.0)	—
Repurchase of common stock	(80.3)	(19.0)
Proceeds from stock option exercises and stock sales	44.5	6.8
Net cash provided by (used for) financing activities	(40.4)	(11.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.9)	3.2

NET CASH FLOWS PROVIDED (USED)	42.4	26.3
Cash and equivalents at beginning of period	124.2	134.3
Cash and equivalents at end of period	$166.6	$160.6

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

June 30, 2004

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003
	(restated)	(restated)
Common Stock
Par value - $.01, shares authorized – 500,000,000
Shares issued – 151,028,038 and 150,028,289	$1.5	$1.5
Shares outstanding – 148,998,501 and 150,022,441
Additional paid-in capital	936.3	925.2
Retained earnings	543.6	528.6
Treasury stock, at cost (2,029,537 and 5,848 common shares)	(41.0)	(0.1)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	4.1	3.9
Unrealized gain on customer fund securities	3.4	—
Cumulative translation adjustment	25.1	21.2
Pension liability adjustment	(235.0)	(235.1)
Total stockholders’ equity	$1,238.0	$1,245.2

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)

Net earnings (loss)	$(2.3)	$25.0	$15.0	$53.1
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(4.2)	9.0	3.9	22.2
Change in unrealized gain (loss) from marketable securities	(1.7)	3.0	3.7	1.9
Change in unrealized gain (loss) from customer funds securities	5.3	—	5.3	—
Change in pension liability	0.1	—	0.1	—
Less unrealized gain previously reported on:
Marketable securities sold or settled in this period	(3.0)	—	(3.5)	—
Customer funds securities sold or settled in this period	(0.1)	—	(0.1)
Other comprehensive income (loss) before income taxes	(3.6)	12.0	9.4	24.1
Income tax (provision) benefit	(0.1)	(1.2)	(1.8)	(0.8)
Other comprehensive income (loss) after income taxes	(3.7)	10.8	7.6	23.3
Comprehensive income (loss)	$(6.0)	$35.8	$22.6	$76.4

INTRODUCTION

In the opinion of Ceridian Corporation, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of June 30, 2004, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2004 and 2003.  These consolidated financial statements have been restated as described in the accompanying note entitled “Restatement of Financial Statements.”  The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

As described in “Explanatory Note” in the forepart of this report, in the 2003 Form 10-K/A, in the Form 10-Q and in the 2004 Form 10-K, we (i) previously restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 and (ii) have restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004.

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

•                  reduction of the number of dilutive shares for calculation of earnings per share

•                  reclassifications between cost and expense categories

•                  reclassification of Comdata assets and liabilities

•                  transfer of excess pre-1999 restructuring liabilities directly to retained earnings

A more detailed description of the Prior Restatement is contained in the Form 10-Q and in the 2003 Form 10-K/A.

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

The Restatement reduced our earnings before income taxes for the three months ended June 30, 2004 by $10.9 consisting of $10.2 related to accelerated amortization of the CobraServ trademark, $0.6 related to leases and $0.3 related to the accrual of costs and expenses, partially offset by an increase of $0.2 related to international acquisition accounting.  The Restatement had no net impact on our earnings before income taxes for the three months ended June 30, 2003 since increases in earnings of $0.2 related to international acquisition accounting and $0.2 related to the accrual of costs and expenses were entirely offset by a decrease of $0.4 related to leases.

The Restatement reduced our earnings before income taxes for the first six months of 2004 by $20.4 consisting of $20.4 related to accelerated amortization of the CobraServ trademark and $1.0 related to leases, partially offset by increases of $0.4 related to international acquisition accounting and $0.6 related to the accrual of costs and expenses.  The Restatement increased our earnings before income taxes for the first six months of 2003 by $1.0 consisting of $0.4 related to international acquisition accounting and $1.4 related to the accrual of costs and expenses, partially offset by a decrease of $0.8 related to leases.

The impact of the Restatement on the consolidated statements of operations for the three and six-month periods ended June 30, 2004 and 2003 is shown in an accompanying table.

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

The primary impact of the above adjustments on the June 30, 2004 and December 31, 2003 consolidated balance sheets was to intangible assets due to international acquisition adjustments, customer funds related to trust receivables, and other noncurrent liabilities due to lease adjustments.  The June 30, 2004 balance sheet was also impacted by the accelerated amortization of the CobraServ trademark.  The impact of the Restatement on our consolidated balance sheets at June 30, 2004 and December 31, 2003 is shown in an accompanying table.  The “As Previously Reported” consolidated balance sheet information at December 31, 2003 as presented in an accompanying table is as reported in the Form 10-Q.  The 2004 Form 10-K also contains information related to the impact of the Restatement on the December 31, 2003 consolidated balance sheet.

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the six months ended June 30, 2004 and 2003.  The only impact on the consolidated statements of cash flows was to reclassify certain amounts within operating cash flows.

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

Lease accounting

In April 2005, we discovered errors in our accounting for certain operating leases.  Rent obligations were not being expensed on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  The correction to a straight-line basis increased costs and expenses by $1.0 for the first six months of 2004.  The pretax impact for periods prior to 2004 was an expense of $6.0, which reduced retained earnings at December 31, 2003 by $4.0, net of tax.

International acquisition accounting

As part of a March 2005 review of international purchase accounting entries for acquisitions in the United Kingdom and Canada in 1995 and 1998, errors were discovered in the initial entries as well as the ongoing accounting treatment.  The net impact of these adjustments was a decrease in selling, general and administrative expense of $0.4 for the first six months of 2004.  The pretax impact for periods prior to 2004 was an expense of $2.9, which reduced retained earnings at December 31, 2003 by $2.0, net of tax.  We also made errors in the application of certain foreign currency translation impacts for the international operations which impacted the balance sheet accounts for goodwill, other intangible assets, capitalized software and accumulated other comprehensive income – foreign currency translation.

Accrual of costs and expenses

As part of the ongoing review of our financial statements, we discovered certain other errors related to the accuracy and timeliness of the accrual of costs and expenses. These errors generally related to the timing of expense recognition and offset each other within annual reporting periods; however, the expense recognition timing between quarters had a larger impact.  These adjustments decreased selling, general and administrative expense by $0.6 for the first six months of 2004.  The pretax impact for periods prior to 2004 was a reduction in expense of $0.1, which increased retained earnings at December 31, 2003 by $0.1, net of tax.  The accrual of costs and expenses adjustments consisted of:

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

Balance sheet corrections for customer funds and employee benefits

In reviewing our customer funds assets and liabilities we discovered that corrections needed to be made related to amounts due from customers and taxing authorities.  These corrections increased customer funds assets and liabilities by $17.9 at June 30, 2004 and $11.4 at December 31, 2003.  We also determined that a $2.0 employee benefits accrual should have been recorded as a current liability rather than long-term and reclassified it at June 30, 2004 and December 31, 2003.

The following table presents the effect of the Restatement on the consolidated statements of operations:

	As Previously Reported (1)	CobraServ Trademark	Leases	International Acquisitions	Accrual of Costs & Expenses	Total Adjustments	As Restated
Three months ended June 30, 2004
Revenue	$316.5	$—	$—	$—	$—	$—	$316.5
Costs and expenses
Cost of revenue	177.7	—	0.3	—	—	0.3	178.0
Selling, general and administrative	106.5	10.2	0.3	(0.2)	0.3	10.6	117.1
Research and development	8.3	—	—	—	—	—	8.3
(Gain) loss on derivative instruments	19.0	—	—	—	—	—	19.0
Other expense (income)	(2.9)	—	—	—	—	—	(2.9)
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	0.9	—	—	—	—	—	0.9
Total costs and expenses	309.0	10.2	0.6	(0.2)	0.3	10.9	319.9
Earnings (loss) before income taxes	7.5	(10.2)	(0.6)	0.2	(0.3)	(10.9)	(3.4)
Income tax provision (benefit)	2.6	(3.5)	(0.2)	0.1	(0.1)	(3.7)	(1.1)
Net earnings (loss)	$4.9	$(6.7)	$(0.4)	$0.1	$(0.2)	$(7.2)	$(2.3)

Three months ended June 30, 2003
Revenue	$291.1	$—	$—	$—	$—	$—	$291.1
Costs and expenses
Cost of revenue	173.8	—	—	—	—	—	173.8
Selling, general and administrative	85.6	—	0.4	(0.2)	(0.2)	—	85.6
Research and development	5.3	—	—	—	—	—	5.3
(Gain) loss on derivative instruments	(12.9)	—	—	—	—	—	(12.9)
Other expense (income)	0.2	—	—	—	—	—	0.2
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.1	—	—	—	—	—	1.1
Total costs and expenses	252.6	—	0.4	(0.2)	(0.2)	—	252.6
Earnings before income taxes	38.5	—	(0.4)	0.2	0.2	—	38.5
Income tax provision	13.5	—	(0.2)	0.1	0.1	—	13.5
Net earnings	$25.0	$—	$(0.2)	$0.1	$0.1	$—	$25.0

(1) Amounts for the three months ended June 30, 2003 were previously restated in the Form 10-Q in connection with the Prior Restatement, as described in the preceding text of this note.

The following table presents the effect of the Restatement on the consolidated statements of operations:

	As Previously Reported (1)	CobraServ Trademark	Leases	International Acquisitions	Accrual of Costs & Expenses	Total Adjustments	As Restated
Six months ended June 30, 2004
Revenue	$630.4	$—	$—	$—	$—	$—	$630.4
Costs and expenses
Cost of revenue	354.9	—	0.3	—	—	0.3	355.2
Selling, general and administrative	214.2	20.4	0.7	(0.4)	(0.6)	20.1	234.3
Research and development	12.9	—	—	—	—	—	12.9
(Gain) loss on derivative instruments	5.3	—	—	—	—	—	5.3
Other expense (income)	(1.7)	—	—	—	—	—	(1.7)
Interest income	(1.0)	—	—	—	—	—	(1.0)
Interest expense	2.0	—	—	—	—	—	2.0
Total costs and expenses	586.6	20.4	1.0	(0.4)	(0.6)	20.4	607.0
Earnings before income taxes	43.8	(20.4)	(1.0)	0.4	0.6	(20.4)	23.4
Income tax provision	15.4	(7.0)	(0.3)	0.1	0.2	(7.0)	8.4
Net earnings	$28.4	$(13.4)	$(0.7)	$0.3	$0.4	$(13.4)	$15.0

Six months ended June 30, 2003
Revenue	$598.0	$—	$—	$—	$—	$—	$598.0
Costs and expenses
Cost of revenue	343.8	—	0.1	—	—	0.1	343.9
Selling, general and administrative	183.4	—	0.7	(0.4)	(1.4)	(1.1)	182.3
Research and development	8.3	—	—	—	—	—	8.3
(Gain) loss on derivative instruments	(19.2)	—	—	—	—	—	(19.2)
Other expense (income)	(0.2)	—	—	—	—	—	(0.2)
Interest income	(1.0)	—	—	—	—	—	(1.0)
Interest expense	2.3	—	—	—	—	—	2.3
Total costs and expenses	517.4	—	0.8	(0.4)	(1.4)	(1.0)	516.4
Earnings before income taxes	80.6	—	(0.8)	0.4	1.4	1.0	81.6
Income tax provision	28.3	—	(0.3)	0.1	0.4	0.2	28.5
Net earnings	$52.3	$—	$(0.5)	$0.3	$1.0	$0.8	$53.1

(1) Amounts for the six months ended June 30, 2003 were previously restated in the Form 10-Q in connection with the Prior Restatement, as described in the preceding text of this note.

The following table presents the effect of the Restatement on the consolidated balance sheets:

	June 30, 2004			December 31, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported (1)	Adjustments	As Restated
Assets
Cash and equivalents	$166.6	$—	$166.6	$124.2	$—	$124.2
Trade and other receivables, net	496.2	—	496.2	467.3	—	467.3
Current portion of deferred income taxes	35.6	0.3	35.9	28.5	—	28.5
Other current assets	58.3	(0.2)	58.1	56.0	—	56.0
Total current assets	756.7	0.1	756.8	676.0	—	676.0
Goodwill	912.0	18.7	930.7	904.8	13.8	918.6
Other intangible assets, net	96.9	(30.9)	66.0	101.1	(10.9)	90.2
Software and development costs, net	86.8	0.5	87.3	85.8	0.4	86.2
Deferred income taxes, less current portion	6.9	1.9	8.8	6.0	3.6	9.6
Investments	19.2	(0.3)	18.9	23.2	(0.3)	22.9
Other noncurrent assets	197.0	0.1	197.1	224.6	—	224.6
Total assets before customer funds	2,075.5	(9.9)	2,065.6	2,021.5	6.6	2,028.1
Customer funds	2,989.6	17.9	3,007.5	3,141.3	11.4	3,152.7
Total assets	$5,065.1	$8.0	$5,073.1	$5,162.8	$18.0	$5,180.8

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$14.2	$—	$14.2	$6.5	$—	$6.5
Accounts payable	37.4	0.2	37.6	39.1	—	39.1
Drafts and settlements payable	161.8	—	161.8	113.7	—	113.7
Customer advances	30.6	—	30.6	31.0	—	31.0
Deferred income	59.1	—	59.1	66.9	—	66.9
Accrued taxes	29.5	(0.7)	28.8	26.4	(0.9)	25.5
Employee compensation and benefits	54.0	1.6	55.6	53.9	1.4	55.3
Other accrued expenses	42.4	(1.7)	40.7	35.2	0.2	35.4
Total current liabilities	429.0	(0.6)	428.4	372.7	0.7	373.4
Long-term obligations, less current portion	144.8	—	144.8	157.0	—	157.0
Deferred income taxes	43.9	(7.0)	36.9	37.8	0.8	38.6
Employee benefit plans	204.4	(2.0)	202.4	198.0	(2.0)	196.0
Other noncurrent liabilities	13.6	6.8	20.4	12.0	5.9	17.9
Total liabilities before customer funds obligations	835.7	(2.8)	832.9	777.5	5.4	782.9
Customer funds obligations	2,984.3	17.9	3,002.2	3,141.3	11.4	3,152.7
Total liabilities	3,820.0	15.1	3,835.1	3,918.8	16.8	3,935.6

Common stock and additional paid-in capital	896.8	—	896.8	926.5	0.1	926.6
Retained earnings	562.0	(18.4)	543.6	533.6	(5.0)	528.6
Accumulated other comprehensive income	(213.7)	11.3	(202.4)	(216.1)	6.1	(210.0)
Total stockholders’ equity	1,245.1	(7.1)	1,238.0	1,244.0	1.2	1,245.2
Total liabilities and stockholders’ equity	$5,065.1	$8.0	$5,073.1	$5,162.8	$18.0	$5,180.8

(1)  Amounts were previously restated in the 2003 Form 10-K/A in connection with the Prior Restatement, as described in the preceding text of this note.

The following table presents the Restatement effects by reason on the consolidated balance sheets:

Balance sheet account	June 30, 2004	December 31, 2003
	Increase (decrease)
Summary by Restatement Group by Balance Sheet Account

CobraServ trademark amortization:
Other intangible assets, net	$(20.4)	$—

Lease accounting:
Other noncurrent liabilities increase	$6.8	$5.9

International acquisition accounting:
Goodwill	18.7	13.8
Other intangible assets, net	(10.5)	(10.9)
Software and development costs, net	0.5	0.4
Accumulated other comprehensive income (currency translation)	11.3	6.1
Net liability/equity increase	$2.6	$2.8

Accrual of costs and expenses:
Other current assets	(0.2)	—
Investments	(0.3)	(0.3)
Other noncurrent assets	0.1	—
Accounts payable	0.2	—
Employee compensation and benefits (short-term liability)	(0.4)	(0.6)
Other accrued expenses	(1.7)	0.2
Net liability decrease	$(1.5)	$(0.1)

Income tax impact of adjustments:
Current portion of deferred income taxes	0.3	—
Deferred income taxes (long-term asset)	1.9	3.6
Accrued taxes (current income taxes payable)	(0.7)	(0.9)
Deferred income taxes (long-term liability)	(7.0)	0.8
Net asset increase	$9.9	$3.7

Balance sheet reclassifications:
Customer funds (asset)	17.9	11.4
Customer funds obligations	17.9	11.4
Employee compensation and benefits (short-term liability)	2.0	2.0
Employee benefit plans (long-term liability)	(2.0)	(2.0)
Net balance sheet impact	$—	$—

The following table presents the Restatement effects by line item on the consolidated balance sheets:

Balance sheet account	June 30, 2004	December 31, 2003

Line item summary of above adjustments and reclassifications:
Assets
Current portion of deferred income taxes	0.3	—
Other current assets	(0.2)	—
Goodwill	18.7	13.8
Other intangible assets, net	(30.9)	(10.9)
Software and development costs, net	0.5	0.4
Deferred income taxes (long-term)	1.9	3.6
Investments	(0.3)	(0.3)
Other noncurrent assets	0.1	—
Customer funds	17.9	11.4
Net increase in assets	$8.0	$18.0

Liabilities
Accounts payable	0.2	—
Accrued taxes	(0.7)	(0.9)
Employee compensation and benefits	1.6	1.4
Other accrued expenses	(1.7)	0.2
Deferred income taxes (long-term)	(7.0)	0.8
Employee benefit plans (long-term)	(2.0)	(2.0)
Other noncurrent liabilities	6.8	5.9
Customer funds obligations	17.9	11.4
Net increase in liabilities	$15.1	$16.8

Net increase (decrease) in stockholders’ equity	$(7.1)	$1.2

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

OTHER EXPENSE (INCOME)

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
Gain on sale of marketable securities	$(3.0)	$—	$(3.5)	$—
Foreign currency translation expense (income)	(0.2)	0.2	(0.8)	(0.1)
Gain on sale of assets	(0.1)	—	(0.1)	(0.2)
Asset write-downs	0.2	—	2.5	—
Other expense (income)	0.2	—	0.2	0.1
Total	$(2.9)	$0.2	$(1.7)	$(0.2)

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

Pro Forma Effect of Fair Value Accounting

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Net earnings (loss) as reported	$(2.3)	$25.0	$15.0	$53.1
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.4	0.2	0.8	0.4
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4.0)	(3.8)	(7.8)	(7.9)
Pro forma net earnings (loss)	$(5.9)	$21.4	$8.0	$45.6
Basic earnings (loss) per share as reported	$(0.02)	$0.17	$0.10	$0.36
Pro forma basic earnings (loss) per share	$(0.04)	$0.14	$0.05	$0.31
Diluted earnings (loss) per share as reported	$(0.02)	$0.17	$0.10	$0.36
Pro forma diluted earnings (loss) per share	$(0.04)	$0.14	$0.05	$0.31
Weighted-Average Assumptions
Expected lives in years	3.77	3.81	3.92	3.89
Expected volatility	37.9%	42.4%	38.7%	43.6%
Expected dividend rate	—	—	—	—
Risk-free interest rate	3.6%	2.2%	2.6%	2.3%
Weighted-average fair value of stock options granted in the period	$7.28	$5.50	$6.85	$5.25

Retirement Plans

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted, which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  On May 19, 2004, the FASB issued Financial Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” to discuss certain accounting and disclosure issues raised by the Medicare Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for such plans.  Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 or upon earlier adoption if elected.

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

See Note A, “Accounting Policies – Cash and Investments, including Derivatives” and Note B, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A for a further discussion of the reclassification of realized and unrealized gains and losses on derivative instruments as part of the Prior Restatement.

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

We were in compliance with covenants under our credit facilities at June 30, 2004.  We amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver our quarterly reports on Form 10-Q for the second and third quarters of 2004 to our lenders without the delayed delivery constituting a default under these agreements.

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

Investments of Customer Funds at June 30, 2004 (Restated)

(Available-for-sale)

			Gross Unrealized
	Cost	Market*	Gain	Loss
Money market securities and other cash equivalents	$1,598.8	$1,598.8	$—	$—
U.S. government and agency securities	773.4	769.6	1.5	(5.3)
Canadian and provincial government securities	251.3	254.6	5.1	(1.8)
Corporate debt securities	214.4	217.8	4.6	(1.2)
Asset-backed securities	106.1	108.0	2.2	(0.3)
Mortgage-backed and other debt securities	40.3	40.8	0.7	(0.2)
Invested customer funds	2,984.3	2,989.6	$14.1	$(8.8)
Trust receivables	17.9	17.9
Total customer funds	$3,002.2	$3,007.5

(*) As reported in the consolidated balance sheet

Investments of Customer Funds at December 31, 2003 (Restated)

(Held-to-maturity)

	Cost*	Market
Money market securities and other cash equivalents	$2,202.0	$2,202.0
U.S. government and agency securities	311.1	317.4
Canadian and provincial government securities	201.0	208.1
Corporate debt securities	209.0	216.0
Asset-backed securities	159.5	163.0
Mortgage-backed and other debt securities	58.7	59.6
Invested customer funds	3,141.3	3,166.1
Trust receivables	11.4	11.4
Total customer funds	$3,152.7	$3,177.5

(*) As reported in the consolidated balance sheet

Investments of Customer Funds by Maturity Date

	June 30, 2004
	Cost	Market*
Due in one year or less	$1,683.3	$1,684.3
Due in one to three years	317.5	326.8
Due in three to five years	410.5	410.4
Due after five years	573.0	568.1
Total	$2,984.3	$2,989.6

(*) As reported in the consolidated balance sheet

CAPITAL ASSETS

	June 30,	December 31,
	2004	2003
	(restated)	(restated)
Property, Plant and Equipment
Land	$10.4	$10.4
Machinery and equipment	284.2	281.6
Buildings and improvements	97.3	96.7
Total property, plant and equipment	391.9	388.7
Accumulated depreciation	(250.9)	(240.7)
Property, plant and equipment, net	$141.0	$148.0

Goodwill
At beginning of year (HRS $801.6 and $780.1, Comdata $117.0 and $117.0)	$918.6	$897.1
Acquisitions (HRS)	7.1	—
Translation and other adjustments (HRS)	5.0	21.5
At end of period (HRS $813.7 and $801.6, Comdata $117.0 and $117.0)	$930.7	$918.6

Other Intangible Assets
Customer lists (accumulated amortization of $30.1 and $26.7)	$53.0	$49.4
Trademarks (accumulated amortization of $54.6 and $31.6)	76.5	74.7
Technology (accumulated amortization of $35.7 and $32.1)	52.8	52.2
Non-compete agreements (accumulated amortization of $9.6 and $8.6)	13.7	12.9
Total other intangible assets	196.0	189.2
Accumulated amortization	(130.0)	(99.0)
Other intangible assets, net	$66.0	$90.2

Software and Development Costs
Purchased software	$79.8	$77.2
Other software development cost	95.4	86.1
Total software and development costs	175.2	163.3
Accumulated amortization	(87.9)	(77.1)
Software and development costs, net	$87.3	$86.2

	For Periods Ended June 30,
	Six Months
	2004	2003
	(restated)	(restated)
Depreciation and Amortization
Depreciation of property, plant and equipment	$21.3	$21.4
Amortization of other intangible assets	28.3	7.7
Amortization of software and development costs	11.8	10.6
Total	$61.4	$39.7

Amortization for other intangible assets held at June 30, 2004 is estimated to be $56.9 for 2004, $13.7 for 2005, $11.3 for 2006, $9.4 for 2007 and $4.5 for 2008.

SEGMENT DATA

	For Periods Ended June 30,
	Three Months		Six Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
HRS
Revenue	$227.6	$212.0	$460.0	$439.6
Earnings (loss) before interest and taxes	$(30.7)	$12.7	$(30.2)	$31.5
Total assets at June 30, 2004 and December 31, 2003 before customer funds			$1,360.5	$1,386.1
Customer funds			2,997.0	3,143.5
Total assets at June 30, 2004 and December 31, 2003			$4,357.5	$4,529.6

Comdata
Revenue	$88.9	$79.1	$170.4	$158.4
Earnings before interest and taxes	$27.7	$26.4	$54.6	$51.4
Total assets at June 30, 2004 and December 31, 2003 before customer funds			$624.4	$586.1
Customer funds			10.5	9.2
Total assets at June 30, 2004 and December 31, 2003			$634.9	$595.3

Other
Revenue	$—	$—	$—	$—
Earnings before interest and taxes	$—	$—	$—	$—
Total assets at June 30, 2004 and December 31, 2003			$80.7	$55.9

Total Ceridian
Revenue	$316.5	$291.1	$630.4	$598.0
Earnings (loss) before interest and taxes	$(3.0)	$39.1	$24.4	$82.9
Interest income (expense), net	(0.4)	(0.6)	(1.0)	(1.3)
Earnings (loss) before income taxes	$(3.4)	$38.5	$23.4	$81.6
Total assets at June 30, 2004 and December 31, 2003 before customer funds			$2,065.6	$2,028.1
Customer funds			3,007.5	3,152.7
Total assets at June 30, 2004 and December 31, 2003			$5,073.1	$5,180.8

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission and later in this Form 10-Q/A, under the heading “Cautionary Factors That Could Affect Future Results.”

You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

MANAGEMENT SUMMARY

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q/A and (ii) the consolidated financial statements and related notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2003 Form 10-K/A.  We have restated our consolidated financial statements as described in the note to the consolidated financial statements entitled “Restatement of Financial Statements” contained in this report.  All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

Restatement

As described in “Explanatory Note” in the forepart of this report, in the 2003 Form 10-K/A, in the Form 10-Q and in the 2004 Form 10-K, we (i) previously restated our consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 and (ii) have restated our consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004.

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

•                  reduction of the number of dilutive shares for calculation of earnings per share

•                  reclassifications between cost and expense categories

•                  reclassification of Comdata assets and liabilities

•                  transfer of excess pre-1999 restructuring liabilities directly to retained earnings

A more detailed description of the Prior Restatement is contained in the Form 10-Q and in the 2003 Form 10-K/A.

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

•                  corrected errors in the accounting for international acquisitions

•                  corrected other accounting errors related to the accrual of costs and expenses

•                  reduced income tax reserves

•                  corrected balance sheet amounts for customer funds and employee benefits

The Restatement reduced our earnings before income taxes for the three months ended June 30, 2004 by $10.9 million consisting of $10.2 million related to accelerated amortization of the CobraServ trademark, $0.6 million related to leases and $0.3 million related to the accrual of costs and expenses, partially offset by an increase of $0.2 million related to international acquisition accounting.  The Restatement had no net impact on our earnings before income taxes for the three months ended June 30, 2003 since increases in earnings of $0.2 million related to international acquisition accounting and $0.2 million related to the accrual of costs and expenses were entirely offset by a decrease of $0.4 million related to leases.

The Restatement reduced our earnings before income taxes for the first six months of 2004 by $20.4 million consisting of $20.4 million related to accelerated amortization of the CobraServ trademark and $1.0 million related to leases, partially offset by increases of $0.4 million related to international acquisition accounting and $0.6 million related to the accrual of costs and expenses.

The Restatement increased our earnings before income taxes for the first six months of 2003 by $1.0 million consisting of $0.4 million related to international acquisition accounting and $1.4 million related to the accrual of costs and expenses, partially offset by a decrease of $0.8 million related to leases.

The primary impact of the above adjustments on the June 30, 2004 and December 31, 2003 consolidated balance sheets was to intangible assets due to international acquisition adjustments, customer funds related to trust receivables, and other noncurrent liabilities due to lease adjustments.  The June 30, 2004 balance sheet was also impacted by the accelerated amortization of the CobraServ trademark.

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the quarters ended June 30, 2004 and 2003.  The only impact on the consolidated statements of cash flows was to reclassify certain amounts within operating cash flows.

Operations

Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations located in the United States, Canada and the United Kingdom.  We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

Our net loss for the second quarter of 2004 amounted to $2.3 million, or 2¢ per diluted share, compared to net earnings of $25.0 million, or 17¢ per diluted share, in the same quarter of 2003.  Our revenue for the second quarter of 2004 amounted to $316.5 million compared to $291.1 million in the same quarter of 2003.  For the year-to-date periods ended June 30, our net earnings in 2004 amounted to $15.0 million, or 10¢ per diluted share, on revenue of $630.4 million compared to net earnings of $53.1 million, or 36¢ per diluted share, on revenue of $598.0 million in 2003.  The comparisons of net earnings between these reporting periods were significantly affected by the decrease in the carrying value of our interest rate derivative instruments, which are required to be marked-to-market on a current basis and the resulting gain or loss recognized on our consolidated statements of operations.  During the first half of 2004, rising interest rates and the expectation of future rate increases resulted in a reduction of the carrying value of these instruments, which we reported as a loss on derivative instruments of $5.3 million.  The offsetting benefit of rising interest income due to rising interest rates is recognized in revenue in future periods if market expectations are realized.  Market expectations for lower future interest rates during the first half of 2003 resulted in a gain on derivative instruments of $19.2 million.

Further information on our consolidated financial condition and results of operations, including business segment operating results, appear in the following sections of this discussion.

Financial Condition

Balance Sheet Comparisons (restated)

	Amount		Inc (Dec)		% of Total
(Dollars in millions, except per share data)	Jun 2004	Dec 2003	$	%	Jun 2004	Dec 2003
Cash and equivalents	$166.6	$124.2	42.4	34.1	22.0	18.4
Receivables, net	496.2	467.3	28.9	6.2	65.6	69.1
Other current assets	94.0	84.5	9.5	11.2	12.4	12.5
Total current assets	$756.8	$676.0	80.8	12.0	100.0	100.0
Ratio of current assets to total operating assets					36.6	33.3
Current Ratio					1.77	1.81

Capital assets	$1,225.0	$1,243.0	(18.0)	(1.4)	93.6	91.9
Investments, including derivatives	53.9	78.6	(24.7)	(31.4)	4.1	5.8
Other noncurrent assets	29.9	30.5	(0.6)	(2.0)	2.3	2.3
Total noncurrent assets	$1,308.8	$1,352.1	(43.3)	(3.2)	100.0	100.0

Total operating assets	$2,065.6	$2,028.1	37.5	1.8	40.7	39.1
Customer funds	3,007.5	3,152.7	(145.2)	(4.6)	59.3	60.9
Total assets	$5,073.1	$5,180.8	(107.7)	(2.1)	100.0	100.0

Current debt	$14.2	$6.5	7.7	118.5	3.3	1.7
Drafts and settlements payable	161.8	113.7	48.1	42.3	37.8	30.5
Other current liabilities	252.4	253.2	(0.8)	(0.3)	58.9	67.8
Total current liabilities	$428.4	$373.4	55.0	14.7	100.0	100.0

Noncurrent debt	$144.8	$157.0	(12.2)	(7.8)	35.8	38.3
Employee benefit plans	202.4	196.0	6.4	3.3	50.0	47.9
Other noncurrent liabilities	57.3	56.5	0.8	1.4	14.2	13.8
Total noncurrent liabilities	$404.5	$409.5	(5.0)	(1.2)	100.0	100.0
Total operating liabilities	$832.9	$782.9	50.0	6.4	16.4	15.1
Customer funds obligations	3,002.2	3,152.7	(150.5)	(4.8)	59.2	60.9
Stockholders’ equity	1,238.0	1,245.2	(7.2)	(0.6)	24.4	24.0
Total liabilities and stockholders’ equity	$5,073.1	$5,180.8	(107.7)	(2.1)	100.0	100.0

Total Debt	$159.0	$163.5	(4.5)	(2.8)	11.4	11.6
Stockholders’ Equity	1,238.0	1,245.2	(7.2)	(0.6)	88.6	88.4
Total Capitalization	$1,397.0	$1,408.7	(11.7)	(0.8)	100.0	100.0

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

Our operating assets increased by $37.5 million during the first half of 2004 as current assets increased by $80.8 million and noncurrent assets decreased by $43.3 million.  Our current assets increase was due primarily to increases of $42.4 million in cash and equivalents and $28.9 million in receivables.  We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.”  The increase in receivables included a $34.1 million increase in Comdata trade receivables due largely to the seasonally lower level of transportation services activity at the end of the calendar year.  Our noncurrent assets decreased by $43.3 million as the carrying value of our investments (including derivatives) declined by $24.7 million and other intangible assets declined by $24.2 million due primarily to the accelerated trademark amortization.  The decrease in the carrying value of investments reflected both the disposition of equity securities as well as settlements and revaluation of derivative instruments.  Customer funds assets decreased by $145.2 million over the first half of 2004 as growth in the customer deposits partially offset the reduction in customer funds caused by the seasonally high level of payments of customer funds obligations during the second quarter of each year.  At June 30, 2004, customer funds assets were revalued at current market prices, which included $5.3 million of net unrealized gains in their carrying value.  For further information on customer funds, see the accompanying note to our consolidated financial statements entitled “Customer Funds.”

Current liabilities increased by $55.0 million during the first half of 2004 as Comdata drafts and settlements payable increased by $48.1 million and current debt increased by $7.7 million.  The higher level of drafts and settlements payable at June 30, 2004 compared to the amount payable at December 31, 2003 largely reflected the seasonally low level of the related Comdata transportation receivables at year-end.  The increase in current debt largely represents drawings by Ceridian Centrefile on its bank overdraft facility.  The decrease of $5.0 million in noncurrent liabilities includes increases related to employee benefit plans as well as a reduction in borrowings under our Comdata receivables securitization facility of $10.0 million.  Customer funds obligations decreased by $150.5 million in concert with the decrease in customer funds assets, without regard to unrealized gains added to the assets as a result of revaluing these securities at market prices on June 30, 2004.  The decrease of $7.2 million in stockholders’ equity is largely comprised of net earnings of $15.0 million increased by $49.7 million related to exercises of stock options and sales of stock to employees and reduced by $80.3 million representing the cost of reacquired Ceridian common shares held as treasury stock.

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

•                  “NM” represents percentage relationships in the tables that are not meaningful

RESULTS OF OPERATIONS

Consolidated Results - Overview

Statements of Operations Second Quarter Comparisons (restated)

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2004	2003	$	%	2004	2003

Revenue	$316.5	$291.1	25.4	8.7	100.0	100.0
Cost of revenue	178.0	173.8	4.2	2.4	56.3	59.7
SG&A expense	117.1	85.6	31.5	36.5	37.0	29.4
R&D expense	8.3	5.3	3.0	57.9	2.6	1.8
(Gain) loss on derivative instruments	19.0	(12.9)	31.9	NM	6.0	(4.5)
Other expense (income)	(2.9)	0.2	(3.1)	NM	(0.9)	0.1
Interest income	(0.5)	(0.5)	—	—	(0.2)	(0.2)
Interest expense	0.9	1.1	(0.2)	(13.4)	0.3	0.4
Total costs and expenses	319.9	252.6	67.3	26.6	101.1	86.8
Earnings (loss) before income taxes	(3.4)	38.5	(41.9)	NM	(1.1)	13.2
Income taxes	(1.1)	13.5	(14.6)	NM	(0.3)	4.6
Earnings (loss) from continuing operations	$(2.3)	$25.0	(27.3)	NM	(0.7)	8.6
Diluted EPS from continuing operations	$(0.02)	$0.17	(0.19)	NM

Statements of Operations Year-To-Date June 30 Comparisons (restated)

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2004	2003	$	%	2004	2003

Revenue	$630.4	$598.0	32.4	5.4	100.0	100.0
Cost of revenue	355.2	343.9	11.3	3.3	56.3	57.5
SG&A expense	234.3	182.3	52.0	28.5	37.2	30.5
R&D expense	12.9	8.3	4.6	56.3	2.1	1.4
(Gain) loss on derivative instruments	5.3	(19.2)	24.5	NM	0.8	(3.2)
Other expense (income)	(1.7)	(0.2)	(1.5)	NM	(0.3)	—
Interest income	(1.0)	(1.0)	—	—	(0.2)	(0.2)
Interest expense	2.0	2.3	(0.3)	(11.3)	0.3	0.4
Total costs and expenses	607.0	516.4	90.6	17.5	96.3	86.4
Earnings before income taxes	23.4	81.6	(58.2)	(71.4)	3.7	13.6
Income taxes	8.4	28.5	(20.1)	(70.6)	1.3	4.8
Earnings from continuing operations	$15.0	$53.1	(38.1)	(71.8)	2.4	8.9
Diluted EPS from continuing operations	$0.10	$0.36	(0.26)	(72.2)

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

Our total costs and expenses for our business segments, excluding net interest, increased by $67.5 million in the quarterly comparison and $90.9 million in the year-to-date comparison.  HRS costs and expenses, excluding net interest, increased by $59.1 million in the quarterly comparison and $82.1 million in the year-to-date comparison.  Comdata costs and expenses, excluding net interest, increased by $8.4 million in the quarterly comparison and $8.8 million in the year-to-date comparison.  The principal factors affecting the comparison of total costs and expenses included:

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

Our effective tax rate for the second quarter 2004 was 32.1% and for the 2004 year-to-date period was 35.9%.  For the comparative 2003 periods, our effective tax rate was 35.1% for the second quarter and 34.9% for first half of the year.

Business Segment Results

Segment Second Quarter Comparisons  (restated)

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003

Revenue
HRS	$227.6	$212.0	15.6	7.3	71.9	72.8
Comdata	88.9	79.1	9.8	12.4	28.1	27.2
Total	$316.5	$291.1	25.4	8.7	100.0	100.0

EBIT*
HRS	$(30.7)	$12.7	(43.4)	NM	(13.5)	6.0
Comdata	27.7	26.4	1.3	5.0	31.2	33.4
Total	$(3.0)	$39.1	(42.1)	NM	(0.9)	13.4

Segment Year-To-Date June 30 Comparisons (restated)

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2004	2003	$	%	2004	2003

Revenue
HRS	$460.0	$439.6	20.4	4.6	73.0	73.5
Comdata	170.4	158.4	12.0	7.6	27.0	26.5
Total	$630.4	$598.0	32.4	5.4	100.0	100.0

EBIT*
HRS	$(30.2)	$31.5	(61.7)	NM	(6.6)	7.2
Comdata	54.6	51.4	3.2	6.2	32.0	32.5
Total	$24.4	$82.9	(58.5)	(70.6)	3.9	13.9

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

Total costs and expenses, excluding net interest, for our HRS business increased by $59.1 million in the quarterly comparison and $82.1 million in the year-to-date comparison due primarily to the accelerated amortization of the CobraServ trademark and changes in the carrying value of interest rate derivative instruments held for our U.S. operations, which are reported as (gain) loss on derivative instruments within costs and expenses.  The additional CobraServ trademark amortization was $10.2 million for the second quarter of 2004 and $20.4 million for the first six months of 2004.  During the second quarter of 2004, the loss from derivative instruments amounted to $18.1 million compared to a gain of $12.9 million during the second quarter of 2003, which increased HRS costs and expenses by $31.0 million.  In the year-to-date comparison, the 2004 period reported a $4.4 million loss while the 2003 period reported a $19.2 million gain, which increased HRS costs and expenses by $23.6 million.  The decrease in carrying value of these derivatives largely reflected a change in market expectations for future interest rates from falling in 2003 to rising in 2004.  Without regard to the accelerated amortization of the CobraServ trademark and changes in (gain) loss from derivative instruments, HRS total costs and expenses increased by $17.9 million in the quarterly comparison and increased by $38.1 million in the year-to-date comparison as further described below.

For U.S. operations, total costs and expenses, excluding net interest, increased by $57.0 million in the quarterly comparison of which $31.0 million related to the change in (gain) loss on derivative instruments and $10.2 million related to the accelerated amortization of the CobraServ trademark.  Of the remaining quarterly increase of $15.8 million, $5.0 million related to selling expense and $10.8 million related to general and administrative expense.  In the year-to-date comparison, total costs and expenses increased by $71.9 million of which $23.6 million related to the change in (gain) loss on derivative instruments and $20.4 million related to the accelerated amortization of the CobraServ trademark.  Of the remaining year-to-date increase of $27.9 million, $7.8 million related to selling expense and $13.9 million related to general and administrative expense.  Cost of revenue increased by $0.1 million in the quarterly comparison and increased by $2.5 million in the year-to-date comparison while R&D expense increased by $2.7 million in the quarterly comparison and $4.2 million in the year-to-date comparison due to increased software development effort.

Other expense (income) included gains of $3.0 million in the second quarter and $3.5 million in the first half of 2004 from the sales of Ultimate and USIH common stock.  Also included in other expense (income) for the first half of 2004 was a $2.3 million asset write-down of capitalized software that was abandoned and determined to have no future value.

Cost of revenue for U.S. operations increased by $0.1 million in the quarterly comparison and increased by $2.5 million in the year-to-date comparison as payroll and tax filing costs decreased by $0.2 million in the quarterly comparison and increased $1.0 million in the year-to-date comparison.  Both comparisons for payroll and tax filing included increased royalty costs and the quarterly comparison also reflected a higher level of installation efforts.  These increases were offset in part by cost reductions of $1.5 million in the quarterly comparison and $3.0 million resulting from the reassignment of certain personnel from production operations to selling operations.  LifeWorks experienced increased cost of revenue of $0.4 million in the quarterly comparison and $1.6 million in the year-to-date comparison related to the additional revenue from the U.S. Armed Services contract referred to above.  Benefits services operations cost of revenue decreased by $0.1 million in the quarterly comparison and $0.1 million in the year-to-date comparison due to cost reductions associated with the consolidation of other operations with our Florida operation completed in 2003.

SG&A expense for U.S. operations increased by $26.0 million in the quarterly comparison and $42.2 million in the year-to-date comparison primarily due to $10.2 million for the quarter and $20.4 million for the year-to-date for accelerated amortization of the CobraServ trademark, as well as increases in headcount and in commissions related to a higher level of and an increased emphasis on implementation of new orders and higher levels of compensation and benefits.  The increase in selling expense of $5.0 million in the quarterly comparison and $7.8 million in the year-to-date comparison reflected additional staffing, which added $3.0 million to the quarterly comparison and $6.4 million to the year-to-date comparison including the transfer of personnel from production positions to selling positions.  Staff support costs were largely responsible for the remaining increase in selling expense in both comparisons.  Excluding the impact of the accelerated amortization of the CobraServ trademark, general and administrative expense increased by $10.8 million in the quarterly comparison and $13.9 million in the year-to-date comparison as corporate allocations of pension costs contributed an additional $1.5 million to the quarterly comparison and $2.4 million to the year-to-date comparison.  The remaining increase in both comparisons was primarily due to higher staff support costs including compensation and benefits.

Total costs and expenses for Ceridian Canada increased by $1.6 million in the quarterly comparison and $7.5 million in the year-to-date comparison as currency rate changes contributed $1.9 million to the quarterly comparison and $5.8 million to the year-to-date comparison.  The year-to-date comparison reflected severance costs of $1.8 million recorded in the first quarter of 2004, and this action provided some cost reduction benefit to the quarterly comparison that helped offset higher selling expense resulting from increased marketing efforts in 2004.

Total costs and expenses for Ceridian Centrefile increased by $0.4 million in the quarterly comparison and $2.9 million in the year-to-date comparison as currency rate changes contributed

$2.3 million to the quarterly comparison and $4.8 million to the year-to-date comparison.  The year-to-date comparison reflected severance costs of $1.0 million recorded in the first quarter of 2004.  Cost reductions of $1.9 million in the quarterly comparison and $2.8 million in the year-to-date comparison resulted from cost savings related to the staff reductions in the first quarter of 2004 and outsourcing to Ceridian Centrefile’s Mauritius operations.

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

Comdata’s costs and expenses, excluding net interest, increased by $8.5 million in the quarterly comparison and $8.8 million in the year-to-date comparison.  Cost of revenue increased $4.2 million in the quarterly comparison and $5.1 million in the year-to-date comparison due primarily to increases of $4.0 million in the quarterly comparison and $6.1 million in the year-to-date comparison related to higher levels of retail card sales and processing revenue.  SG&A expense increased by $2.6 million in the quarterly comparison and $1.7 million in the year-to-date comparison.  Bad debt expense in SG&A expense increased by $0.2 million in the quarterly comparison and decreased by $1.2 million in the year-to-date comparison largely due to the provision for a particular doubtful account in the first quarter of 2003.  Corporate allocations of pension costs included in general and administrative expense contributed $0.5 million to the quarterly comparison and $0.8 million to the year-to-date comparison.  Other increases in SG&A expense related primarily to higher levels of compensation expense and contracted services.  In the second quarter of 2004, Comdata recorded a $0.9 million loss on derivative instruments as a result of a decrease in carrying value of the diesel fuel derivative price contracts executed in March 2004.

FINANCIAL CONDITION

CASH FLOWS

Consolidated Statements of Cash Flows Highlights

(Dollars in millions)

	Six Months Ended June 30,
	2004	2003	Change

Operating activities	$124.0	$52.9	$71.1
Investing activities	(40.3)	(18.4)	(21.9)
Financing activities	(40.4)	(11.4)	(29.0)
Effect of exchange rate changes on cash	(0.9)	3.2	(4.1)
Net cash flows provided (used)	$42.4	$26.3	$16.1

Cash and equivalents at 6/30/04 and 12/31/03	$166.6	$124.2	$42.4

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities (restated)

(Dollars in millions)

	Six Months Ended June 30,
	2004	2003	Change

Earnings from continuing operations	$15.0	$53.1	$(38.1)
Provision for deferred income taxes	(8.9)	(2.8)	(6.1)
Depreciation and amortization	61.4	39.7	21.7
Contributions to retirement plan trusts	—	(16.9)	16.9
Unrealized (gain) loss on derivative instruments	21.6	(4.2)	25.8
Other reconciling items	11.4	10.2	1.2
From continuing operations earnings	100.5	79.1	21.4
From continuing operations working capital activities	23.5	(26.2)	49.7
Cash flows provided by operating activities	$124.0	$52.9	$71.1

Cash Balances

Our cash and equivalents increased by $42.4 million to $166.6 million during the first half of 2004.  Our net cash flows provided by operating activities amounted to $124.0 million as we used operating cash flows and cash balances to fund investing activities and repurchases of our common stock.  Our cash flows provided by operating activities amounted to $52.9 million for the first half of 2003 as cash inflows from continuing operations earnings of $79.1 million exceeded cash outflows associated with an investment in net working capital of $26.2 million.

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

As of June 30, 2004, we have unused borrowing capacity under the $350.0 million revolving credit facility amounting to $347.7 million of which we have designated $130.0 million as backup to the Comdata receivables securitization facility.  We are in compliance with all covenants related to these facilities.  These covenants require that our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  These covenants also limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures, among other things.  We amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver our quarterly reports on Form 10-Q for the second and third quarters of 2004 to our lenders without the delayed delivery constituting a default under these agreements.

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

In July 2004, we announced a postponement of our second quarter 2004 earnings release and the investigation being directed by the Audit Committee of our Board of Directors (the “Audit Committee Investigation”) focusing on the capitalization and expensing of certain costs in our HRS business.

In August 2004, a number of shareholder putative class actions and derivative suits were filed against the company.  The judgment, settlement and costs of this litigation could have an adverse effect on our financial results.

In addition, we restated our financial results for the years 1999 through 2003 and for the quarterly period ended March 31, 2004 to correct errors in accounting relating principally to the capitalization of internally developed software, the commencement of amortization of capitalized software development costs, accounting for interest rate and fuel price derivative instruments and the accrual of costs and expenses.  We refer you to the note entitled “Restatement of Prior Period Financial Statements” contained in Part I, Item 1, “Financial Statements” of the Form 10-Q for additional discussion of the Prior Restatement.  The Prior Restatement could result in new litigation or expand existing litigation.  The judgments, settlement and costs of such litigation could have an adverse effect on our financial results.

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

As we disclose in Part I, Item 4, “Controls and Procedures” of the Form 10-Q, we have discovered deficiencies, including material weaknesses, in our internal control over financial reporting.  While we are taking immediate steps to correct our internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until the new and improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively.  Pending the successful completion of such testing, we will perform mitigating procedures relating to our internal control weaknesses.

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

We provided further information on interest rate and fuel price derivatives in notes entitled “Restatement of Prior Period Financial Statements” and “Investing Activity” to the consolidated financial statements contained in Part I, Item 1 of the Form 10-Q.

For additional information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2003 Form 10-K/A including a discussion of certain changes in our market risk analysis as a result of the application of corrected hedge accounting principles under FAS 133.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by the 2004 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based upon that evaluation, we have concluded that as of June 30, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  However, to address the material weaknesses described in the paragraphs below, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this report.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Controls

We did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.  However, as discussed above, since June 30, 2004, we have made significant changes to our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our repurchases of our common stock during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (April 1, 2004-April 30, 2004)	100,000		$21.35	100,000	7,250,500

Month #2 (May 1, 2004-May 31, 2004)	900,000		$21.97	900,000	6,350,500

Month #3 (June 1, 2004-June 30, 2004)	340	(2)	$22.60	—	6,350,500

Total:	1,000,340	(2)	$21.91	1,000,000	6,350,500

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

Item 6.  Exhibits

(a)    Exhibits.

10.01*	Ceridian Corporation 2004 Long-Term Stock Incentive Plan.

10.02*	Ceridian Corporation Amended and Restated Employee Stock Purchase Plan.

10.03*

Amendment No. 1 to Receivables Purchase Agreement entered into as of June 20, 2003 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.04*

Amendment No. 2 to Receivables Purchase Agreement entered into as of June 17, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

31.01**	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02**	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01**	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02**	Certification of our Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Previously filed with the Form 10-Q

**           Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: May 4, 2005	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)