Form 10-Q/A
period 2004-09-30
CERIDIAN CORP /DE/
filed 2005-05-04
CIK 1124887

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

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2004

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (the “Form 10-Q”) for Ceridian Corporation (the “Company”) was initially filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2005 (the “Original Filing Date”).  As described in the Form 10-Q, the Company restated its consolidated financial statements for the years 1999 through 2003 and for the first quarter of 2004 (the “Prior Restatement”) to make the following classes of adjustments:

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

•                  reduction of the number of dilutive shares for calculation of earnings per share

•                  reclassifications between cost and expense categories

•                  reclassification of Comdata assets and liabilities

•                  transfer of excess pre-1999 restructuring liabilities directly to retained earnings

The restatements of the Company’s consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003, the consolidated statement of cash flows for the nine-month period ended September 30, 2003, and the notes related thereto arising from the Prior Restatement are reflected in the Form 10-Q.  For a more detailed description of the Prior Restatement, see the Form 10-Q and Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K/A”), filed with the SEC on February 18, 2005.

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Form 10-Q is being filed to reflect recent restatements of the Company’s consolidated balance sheet as of September 30, 2004, the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and the notes related thereto.  As previously disclosed, after errors were discovered in March and April 2005, the Company restated its consolidated financial statements for the years 2000 through 2003 and for the first nine months of 2004 (the “Restatement”) to make the following adjustments:

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

FORM 10-Q/A
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	Ceridian Corporation
(Unaudited)	and Subsidiaries
(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)

Revenue	$328.7	$291.6	$959.1	$889.6
Costs and Expenses
Cost of revenue	192.4	169.8	547.6	513.7
Selling, general and administrative	121.3	86.1	355.6	268.4
Research and development	7.0	5.0	19.9	13.3
(Gain) loss on derivative instruments	(7.9)	0.5	(2.6)	(18.7)
Other expense (income)	(0.8)	(1.1)	(2.5)	(1.3)
Interest income	(0.7)	(0.5)	(1.7)	(1.5)
Interest expense	1.2	1.3	3.2	3.6
Total costs and expenses	312.5	261.1	919.5	777.5
Earnings before income taxes	16.2	30.5	39.6	112.1
Income tax provision	5.3	11.1	13.7	39.6
Net earnings	$10.9	$19.4	$25.9	$72.5

Earnings per share
Basic	$0.07	$0.13	$0.17	$0.49
Diluted	$0.07	$0.13	$0.17	$0.49

Shares used in calculations (in 000’s)
Weighted average shares (basic)	149,098	148,426	148,985	148,282
Dilutive securities	1,544	2,156	2,271	1,098
Weighted average shares (diluted)	150,642	150,582	151,256	149,380

Antidilutive shares excluded (in 000’s)	6,833	4,054	6,282	9,924

See notes to consolidated financial statements.

FORM 10-Q/A
CONSOLIDATED BALANCE SHEETS (Unaudited)	Ceridian Corporation
(Dollars in millions)	and Subsidiaries

	September 30,	December 31,
	2004	2003
	(restated)	(restated)
Assets
Cash and equivalents	$156.3	$124.2
Trade receivables, less allowance of $16.1 and $17.3	511.2	436.4
Other receivables	29.2	30.9
Current portion of deferred income taxes	37.1	28.5
Other current assets	51.6	56.0
Total current assets	785.4	676.0
Property, plant and equipment, net	138.7	148.0
Goodwill	935.0	918.6
Other intangible assets, net	53.1	90.2
Software and development costs, net	89.9	86.2
Prepaid pension cost	13.1	12.2
Deferred income taxes, less current portion	8.8	9.6
Investments	17.4	22.9
Derivative instruments	37.0	55.7
Other noncurrent assets	8.9	8.7
Total assets before customer funds	2,087.3	2,028.1
Customer funds	3,322.6	3,152.7
Total assets	$5,409.9	$5,180.8

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$14.2	$6.5
Accounts payable	43.4	39.1
Drafts and settlements payable	180.8	113.7
Customer advances	37.2	31.0
Deferred income	58.8	66.9
Accrued taxes	30.4	25.5
Employee compensation and benefits	49.5	55.3
Other accrued expenses	43.6	35.4
Total current liabilities	457.9	373.4
Long-term obligations, less current portion	108.8	157.0
Deferred income taxes	44.9	38.6
Employee benefit plans	204.9	196.0
Other noncurrent liabilities	21.6	17.9
Total liabilities before customer funds obligations	838.1	782.9
Customer funds obligations	3,298.3	3,152.7
Total liabilities	4,136.4	3,935.6

Stockholders’ equity	1,273.5	1,245.2
Total liabilities and stockholders’ equity	$5,409.9	$5,180.8

See notes to consolidated financial statements.

FORM 10-Q/A	Ceridian Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS	and Subsidiaries

(Unaudited)

(Dollars in millions)

	For Periods Ended September 30,
	Nine Months
	2004	2003
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$25.9	$72.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(8.8)	(3.2)
Depreciation and amortization	92.7	60.3
Provision for doubtful accounts	7.3	8.9
Asset write-downs	2.5	—
Unrealized (gain) loss on derivative instruments	20.6	4.2
Gain on sale of marketable securities	(4.5)	(3.4)
Contribution to retirement plan trusts	—	(29.2)
Other	10.1	5.9
Decrease (Increase) in trade and other receivables	(76.1)	(33.0)
Increase (Decrease) in accounts payable	3.8	0.4
Increase (Decrease) in drafts and settlements payable	67.1	17.3
Increase (Decrease) in employee compensation and benefits	(6.5)	(14.1)
Increase (Decrease) in accrued taxes	9.7	1.5
Increase (Decrease) in other current assets and liabilities	8.4	(5.2)
Net cash provided by (used for) operating activities	152.2	82.9
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(21.7)	(22.1)
Expended for software and development costs	(24.2)	(19.6)
Expended for acquisition of investments and businesses, less cash acquired	(14.1)	(1.7)
Proceeds from sales of businesses and assets	11.3	12.7
Net cash provided by (used for) investing activities	(48.7)	(30.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(37.7)	(50.8)
Repayment of other debt	(3.2)	(0.6)
Repurchase of common stock	(80.3)	(28.3)
Proceeds from stock option exercises and stock sales	47.3	25.2
Net cash provided by (used for) financing activities	(73.9)	(54.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.5	3.1

NET CASH FLOWS PROVIDED (USED)	32.1	0.8
Cash and equivalents at beginning of period	124.2	134.3
Cash and equivalents at end of period	$156.3	$135.1

See notes to consolidated financial statements.

CERIDIAN CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2004
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

(Unaudited)

STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(restated)	(restated)
Common Stock
Par value - $.01, shares authorized – 500,000,000
Shares issued – 151,039,408 and 150,028,289	$1.5	$1.5
Shares outstanding – 149,179,552 and 150,022,441
Additional paid-in capital	936.3	925.2
Retained earnings	554.5	528.6
Treasury stock, at cost (1,859,856 and 5,848 common shares)	(37.5)	(0.1)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain (loss) on marketable securities	3.8	3.9
Unrealized gain (loss) on customer fund securities	15.5	—
Cumulative translation adjustment	34.4	21.2
Pension liability adjustment	(235.0)	(235.1)
Total stockholders’ equity	$1,273.5	$1,245.2

COMPREHENSIVE INCOME (LOSS)

	For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)

Net earnings	$10.9	$19.4	$25.9	$72.5
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	9.3	(0.6)	13.2	21.6
Change in unrealized gain (loss) from marketable securities	0.4	5.8	4.1	7.7
Change in unrealized gain (loss) from customer funds securities	19.1	—	24.4	—
Change in pension liability	—	—	0.1	—
Less unrealized gain previously reported on:
Marketable securities sold or settled in this period	(0.9)	(3.4)	(4.4)	(3.4)
Customer funds securities sold or settled in this period	—	—	(0.1)	—
Other comprehensive income (loss) before income taxes	27.9	1.8	37.3	25.9
Income tax (provision) benefit	(6.8)	(0.8)	(8.6)	(1.6)
Other comprehensive income (loss) after income taxes	21.1	1.0	28.7	24.3
Comprehensive income	$32.0	$20.4	$54.6	$96.8

INTRODUCTION

In the opinion of Ceridian Corporation, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of September 30, 2004, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2004 and 2003.  These consolidated financial statements have been restated as described in the accompanying note entitled “Restatement of Financial Statements.”  The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The Restatement reduced our earnings before income taxes for the three months ended September 30, 2004 by $10.8 consisting of $10.2 related to accelerated amortization of the CobraServ trademark, $0.5 related to leases and $0.3 related to the accrual of costs and expenses, partially offset by an increase of $0.2 related to international acquisition accounting.  The Restatement decreased our earnings before income taxes for the three months ended September 30, 2003 by $0.1 consisting of $0.5 related to leases, partially offset by increases of $0.2 related to international acquisition accounting and $0.2 related to the accrual of costs and expenses.

The Restatement reduced our earnings before income taxes for the first nine months of 2004 by $31.2 consisting of $30.6 related to accelerated amortization of the CobraServ trademark and $1.5 related to leases, partially offset by increases of $0.6 related to international acquisition accounting and $0.3 related to the accrual of costs and expenses.  The Restatement increased our earnings before income taxes for the first nine months of 2003 by $0.9 consisting of $0.6 related to international acquisition accounting and $1.6 related to the accrual of costs and expenses, partially offset by a decrease of $1.3 related to leases.

The impact of the Restatement on the consolidated statements of operations for the three and nine-month periods ended September 30, 2004 and 2003 is shown in an accompanying table.

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

The primary impact of the above adjustments on the September 30, 2004 and December 31, 2003 consolidated balance sheets was to intangible assets due to international acquisition adjustments, customer funds related to trust receivables, and other noncurrent liabilities due to lease adjustments.  The September 30, 2004 balance sheet was also impacted by the accelerated amortization of the CobraServ trademark.  The impact of the

Restatement on our consolidated balance sheets at September 30, 2004 and December 31, 2003 is shown in an accompanying table.  The “As Previously Reported” consolidated balance sheet information at December 31, 2003 as presented in an accompanying table is as reported in the Form 10-Q.  The 2004 Form 10-K also contains information related to the impact of the Restatement on the December 31, 2003 consolidated balance sheet.

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the nine months ended September 30, 2004 and 2003.  The only impact on the consolidated statements of cash flows was to reclassify certain amounts within operating cash flows.

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

Lease accounting

In April 2005, we discovered errors in our accounting for certain operating leases.  Rent obligations were not being expensed on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  The correction to a straight-line basis increased costs and expenses by $1.5 for the first nine months of 2004.  The pretax impact for periods prior to 2004 was an expense of $6.0, which reduced retained earnings at December 31, 2003 by $4.0, net of tax.

International acquisition accounting

As part of a March 2005 review of international purchase accounting entries for acquisitions in the United Kingdom and Canada in 1995 and 1998, errors were discovered in the initial entries as well as the ongoing accounting treatment.  The net impact of these adjustments was a decrease in selling, general and administrative expense of $0.6 for the first nine months of 2004.  The pretax impact for periods prior to 2004 was an expense of $2.9, which reduced retained earnings at December 31, 2003 by $2.0, net of tax.  We also made errors in the application of certain foreign currency translation impacts for the international operations which impacted the balance sheet accounts for goodwill, other intangible assets, capitalized software and accumulated other comprehensive income – foreign currency translation.

Accrual of costs and expenses

As part of the ongoing review of our financial statements, we discovered certain other errors related to the accuracy and timeliness of the accrual of costs and expenses. These errors generally related to the timing of expense recognition and offset each other within annual reporting periods; however, the expense recognition timing between quarters had a larger impact.  These adjustments decreased selling, general and administrative expense by $0.3 for the first nine months of 2004.  The pretax impact for periods prior to 2004 was a reduction in expense of $0.1, which increased retained earnings at December 31, 2003 by $0.1, net of tax.  The accrual of costs and expenses adjustments consisted of:

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

Balance sheet corrections for customer funds and employee benefits

In reviewing our customer funds assets and liabilities we discovered that corrections needed to be made related to amounts due from customers and taxing authorities.  These corrections increased customer funds assets and liabilities by $12.6 at September 30, 2004 and $11.4 at December 31, 2003.  We also determined that a $2.0 employee benefits accrual should have been recorded as a current liability rather than long-term and reclassified it at September 30, 2004 and December 31, 2003.

The following table presents the effect of the Restatement on the consolidated statements of operations:

	As				Accrual of
	Previously	CobraServ		International	Costs &	Total	As
	Reported (1)	Trademark	Leases	Acquisitions	Expenses	Adjustments	Restated
Three months ended September 30, 2004
Revenue	$328.7	$—	$—	$—	$—	$—	$328.7
Costs and expenses
Cost of revenue	192.1	—	0.3	—	—	0.3	192.4
Selling, general and administrative	110.8	10.2	0.2	(0.2)	0.3	10.5	121.3
Research and development	7.0	—	—	—	—	—	7.0
(Gain) loss on derivative instruments	(7.9)	—	—	—	—	—	(7.9)
Other expense (income)	(0.8)	—	—	—	—	—	(0.8)
Interest income	(0.7)	—	—	—	—	—	(0.7)
Interest expense	1.2	—	—	—	—	—	1.2
Total costs and expenses	301.7	10.2	0.5	(0.2)	0.3	10.8	312.5
Earnings before income taxes	27.0	(10.2)	(0.5)	0.2	(0.3)	(10.8)	16.2
Income tax provision	9.1	(3.6)	(0.2)	0.1	(0.1)	(3.8)	5.3
Net earnings	$17.9	$(6.6)	$(0.3)	$0.1	$(0.2)	$(7.0)	$10.9

Three months ended September 30, 2003
Revenue	$291.6	$—	$—	$—	$—	$—	$291.6
Costs and expenses
Cost of revenue	169.7	—	0.1	—	—	0.1	169.8
Selling, general and administrative	86.1	—	0.4	(0.2)	(0.2)	—	86.1
Research and development	5.0	—	—	—	—	—	5.0
(Gain) loss on derivative instruments	0.5	—	—	—	—	—	0.5
Other expense (income)	(1.1)	—	—	—	—	—	(1.1)
Interest income	(0.5)	—	—	—	—	—	(0.5)
Interest expense	1.3	—	—	—	—	—	1.3
Total costs and expenses	261.0	—	0.5	(0.2)	(0.2)	0.1	261.1
Earnings before income taxes	30.6	—	(0.5)	0.2	0.2	(0.1)	30.5
Income tax provision	11.1	—	(0.2)	0.1	0.1	—	11.1
Net earnings	$19.5	$—	$(0.3)	$0.1	$0.1	$(0.1)	$19.4

(1) Amounts for the three months ended September 30, 2003 were previously restated in the Form 10-Q in connection with the Prior Restatement, as described in the preceding text of this note.

The following table presents the effect of the Restatement on the consolidated statements of operations:

	As				Accrual of
	Previously	CobraServ		International	Costs &	Total	As
	Reported (1)	Trademark	Leases	Acquisitions	Expenses	Adjustments	Restated
Nine months ended September 30, 2004
Revenue	$959.1	$—	$—	$—	$—	$—	$959.1
Costs and expenses
Cost of revenue	547.0	—	0.6	—	—	0.6	547.6
Selling, general and administrative	325.0	30.6	0.9	(0.6)	(0.3)	30.6	355.6
Research and development	19.9	—	—	—	—	—	19.9
(Gain) loss on derivative instruments	(2.6)	—	—	—	—	—	(2.6)
Other expense (income)	(2.5)	—	—	—	—	—	(2.5)
Interest income	(1.7)	—	—	—	—	—	(1.7)
Interest expense	3.2	—	—	—	—	—	3.2
Total costs and expenses	888.3	30.6	1.5	(0.6)	(0.3)	31.2	919.5
Earnings before income taxes	70.8	(30.6)	(1.5)	0.6	0.3	(31.2)	39.6
Income tax provision	24.5	(10.6)	(0.5)	0.2	0.1	(10.8)	13.7
Net earnings	$46.3	$(20.0)	$(1.0)	$0.4	$0.2	$(20.4)	$25.9

Nine months ended September 30, 2003
Revenue	$889.6	$—	$—	$—	$—	$—	$889.6
Costs and expenses
Cost of revenue	513.5	—	0.2	—	—	0.2	513.7
Selling, general and administrative	269.5	—	1.1	(0.6)	(1.6)	(1.1)	268.4
Research and development	13.3	—	—	—	—	—	13.3
(Gain) loss on derivative instruments	(18.7)	—	—	—	—	—	(18.7)
Other expense (income)	(1.3)	—	—	—	—	—	(1.3)
Interest income	(1.5)	—	—	—	—	—	(1.5)
Interest expense	3.6	—	—	—	—	—	3.6
Total costs and expenses	778.4	—	1.3	(0.6)	(1.6)	(0.9)	777.5
Earnings before income taxes	111.2	—	(1.3)	0.6	1.6	0.9	112.1
Income tax provision	39.4	—	(0.5)	0.2	0.5	0.2	39.6
Net earnings	$71.8	$—	$(0.8)	$0.4	$1.1	$0.7	$72.5

(1) Amounts for the nine months ended September 30, 2003 were previously restated in the Form 10-Q in connection with the Prior Restatement, as described in the preceding text of this note.

The following table presents the effect of the Restatement on the consolidated balance sheets:

	September 30, 2004			December 31, 2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported (1)	Adjustments	Restated
Assets
Cash and equivalents	$156.3	$—	$156.3	$124.2	$—	$124.2
Trade and other receivables, net	540.4	—	540.4	467.3	—	467.3
Current portion of deferred income taxes	36.8	0.3	37.1	28.5	—	28.5
Other current assets	51.9	(0.3)	51.6	56.0	—	56.0
Total current assets	785.4	—	785.4	676.0	—	676.0
Goodwill	916.2	18.8	935.0	904.8	13.8	918.6
Other intangible assets, net	93.9	(40.8)	53.1	101.1	(10.9)	90.2
Software and development costs, net	89.4	0.5	89.9	85.8	0.4	86.2
Deferred income taxes, less current portion	7.0	1.8	8.8	6.0	3.6	9.6
Investments	17.7	(0.3)	17.4	23.2	(0.3)	22.9
Other noncurrent assets	197.7	—	197.7	224.6	—	224.6
Total assets before customer funds	2,107.3	(20.0)	2,087.3	2,021.5	6.6	2,028.1
Customer funds	3,310.0	12.6	3,322.6	3,141.3	11.4	3,152.7
Total assets	$5,417.3	$(7.4)	$5,409.9	$5,162.8	$18.0	$5,180.8

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$14.2	$—	$14.2	$6.5	$—	$6.5
Accounts payable	43.1	0.3	43.4	39.1	—	39.1
Drafts and settlements payable	180.8	—	180.8	113.7	—	113.7
Customer advances	37.2	—	37.2	31.0	—	31.0
Deferred income	58.8	—	58.8	66.9	—	66.9
Accrued taxes	31.1	(0.7)	30.4	26.4	(0.9)	25.5
Employee compensation and benefits	47.8	1.7	49.5	53.9	1.4	55.3
Other accrued expenses	45.2	(1.6)	43.6	35.2	0.2	35.4
Total current liabilities	458.2	(0.3)	457.9	372.7	0.7	373.4
Long-term obligations, less current portion	108.8	—	108.8	157.0	—	157.0
Deferred income taxes	55.6	(10.7)	44.9	37.8	0.8	38.6
Employee benefit plans	206.9	(2.0)	204.9	198.0	(2.0)	196.0
Other noncurrent liabilities	14.6	7.0	21.6	12.0	5.9	17.9
Total liabilities before customer funds obligations	844.1	(6.0)	838.1	777.5	5.4	782.9
Customer funds obligations	3,285.7	12.6	3,298.3	3,141.3	11.4	3,152.7
Total liabilities	4,129.8	6.6	4,136.4	3,918.8	16.8	3,935.6
Common stock and additional paid-in capital	900.2	0.1	900.3	926.5	0.1	926.6
Retained earnings	579.9	(25.4)	554.5	533.6	(5.0)	528.6
Accumulated other comprehensive income	(192.6)	11.3	(181.3)	(216.1)	6.1	(210.0)
Total stockholders’ equity	1,287.5	(14.0)	1,273.5	1,244.0	1.2	1,245.2
Total liabilities and stockholders’ equity	$5,417.3	$(7.4)	$5,409.9	$5,162.8	$18.0	$5,180.8

(1) Amounts were previously restated in the 2003 Form 10-K/A in connection with the Prior Restatement, as described in the preceding text of this note.

The following table presents the Restatement effects by reason on the consolidated balance sheets:

	September 30,	December 31,
Balance sheet account	2004	2003
	Increase (decrease)
Summary by Restatement Group by Balance Sheet Account

CobraServ trademark amortization:
Other intangible assets, net	$(30.6)	$—

Lease accounting:
Other noncurrent liabilities increase	$7.0	$5.9

International acquisition accounting:
Goodwill	18.8	13.8
Other intangible assets, net	(10.2)	(10.9)
Software and development costs, net	0.5	0.4
Accumulated other comprehensive income (currency translation)	11.3	6.1
Net liability/equity increase	$2.2	$2.8

Accrual of costs and expenses:
Other current assets	(0.3)	—
Investments	(0.3)	(0.3)
Accounts payable	0.3	—
Employee compensation and benefits (short-term liability)	(0.3)	(0.6)
Other accrued expenses	(1.6)	0.2
Net liability decrease	$(1.0)	$(0.1)

Income tax impact of adjustments:
Current portion of deferred income taxes	0.3	—
Deferred income taxes (long-term asset)	1.8	3.6
Accrued taxes (current income taxes payable)	(0.7)	(0.9)
Deferred income taxes (long-term liability)	(10.7)	0.8
Net asset increase	$13.5	$3.7

Balance sheet reclassifications:
Customer funds (asset)	12.6	11.4
Customer funds obligations	12.6	11.4
Employee compensation and benefits (short-term liability)	2.0	2.0
Employee benefit plans (long-term liability)	(2.0)	(2.0)
Net balance sheet impact	$—	$—

The following table presents the Restatement effects by line item on the consolidated balance sheets:

	September 30,	December 31,
Balance sheet account	2004	2003

Line item summary of above adjustments and reclassifications:
Assets
Current portion of deferred income taxes	0.3	—
Other current assets	(0.3)	—
Goodwill	18.8	13.8
Other intangible assets, net	(40.8)	(10.9)
Software and development costs, net	0.5	0.4
Deferred income taxes (long-term)	1.8	3.6
Investments	(0.3)	(0.3)
Customer funds	12.6	11.4
Net increase (decrease) in assets	$(7.4)	$18.0

Liabilities
Accounts payable	0.3	—
Accrued taxes	(0.7)	(0.9)
Employee compensation and benefits	1.7	1.4
Other accrued expenses	(1.6)	0.2
Deferred income taxes (long-term)	(10.7)	0.8
Employee benefit plans (long-term)	(2.0)	(2.0)
Other noncurrent liabilities	7.0	5.9
Customer funds obligations	12.6	11.4
Net increase in liabilities	$6.6	$16.8

Net increase (decrease) in stockholders’ equity	$(14.0)	$1.2

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

Pro Forma Effect of Fair Value Accounting

	For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Net earnings as reported	$10.9	$19.4	$25.9	$72.5
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.4	0.2	1.2	0.6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4.0)	(3.7)	(11.7)	(11.6)
Pro forma net earnings	$7.3	$15.9	$15.4	$61.5
Basic earnings per share as reported	$0.07	$0.13	$0.17	$0.49
Pro forma basic earnings per share	$0.05	$0.11	$0.10	$0.41
Diluted earnings per share as reported	$0.07	$0.13	$0.17	$0.49
Pro forma diluted earnings per share	$0.05	$0.11	$0.10	$0.41
Weighted-Average Assumptions
Expected lives in years	3.62	4.42	3.91	3.94
Expected volatility	37.4%	41.0%	38.7%	41.0%
Expected dividend rate	—	—	—	—
Risk-free interest rate	3.2%	2.6%	2.6%	2.3%
Weighted-average fair value of stock options granted in the period	$6.26	$6.77	$6.84	$5.40

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

Net Periodic Postretirement Benefit Cost

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

Investments of Customer Funds at September 30, 2004 (restated)

			Gross Unrealized
(Available-for-sale)	Cost	Market*	Gain	Loss
Money market securities and other cash equivalents	$1,890.6	$1,890.6	$—	$—
U.S. government and agency securities	746.9	756.9	10.3	(0.3)
Canadian and provincial government securities	275.0	283.0	8.6	(0.6)
Corporate debt securities	248.9	253.3	4.9	(0.5)
Asset-backed securities	84.4	85.7	1.5	(0.2)
Mortgage-backed and other debt securities	39.9	40.5	0.6	—
Invested customer funds	3,285.7	3,310.0	$25.9	$(1.6)
Trust receivables	12.6	12.6
Total customer funds	$3,298.3	$3,322.6

(*) As reported in the consolidated balance sheet

Investments of Customer Funds at December 31, 2003 (restated)

(Held-to-maturity)	Cost*	Market
Money market securities and other cash equivalents	$2,202.0	$2,202.0
U.S. government and agency securities	311.1	317.4
Canadian and provincial government securities	201.0	208.1
Corporate debt securities	209.0	216.0
Asset-backed securities	159.5	163.0
Mortgage-backed and other debt securities	58.7	59.6
Invested customer funds	3,141.3	3,166.1
Trust receivables	11.4	11.4
Total customer funds	$3,152.7	$3,177.5

(*) As reported in the consolidated balance sheet

Investments of Customer Funds by Maturity Date

	September 30, 2004
	Cost	Market*
Due in one year or less	$1,965.7	$1,966.8
Due in one to three years	331.0	340.7
Due in three to five years	404.8	408.6
Due after five years	584.2	593.9
Total	$3,285.7	$3,310.0

(*) As reported in the consolidated balance sheet

CAPITAL ASSETS

	September 30,	December 31,
	2004	2003
	(restated)	(restated)
Property, Plant and Equipment
Land	$10.4	$10.4
Machinery and equipment	284.7	281.6
Buildings and improvements	99.6	96.7
Total property, plant and equipment	394.7	388.7
Accumulated depreciation	(256.0)	(240.7)
Property, plant and equipment, net	$138.7	$148.0

Goodwill
At beginning of year (HRS $801.6 and $780.1, Comdata $117.0 and $117.0)	$918.6	$897.1
Acquisitions (HRS)	7.5	—
Translation and other adjustments (HRS)	8.9	21.5
At end of period (HRS $818.0 and $801.6, Comdata $117.0 and $117.0)	$935.0	$918.6

Other Intangible Assets
Customer lists (accumulated amortization of $31.7 and $26.7)	$53.5	$49.4
Trademarks (accumulated amortization of $65.7 and $31.6)	76.9	74.7
Technology (accumulated amortization of $37.6 and $32.1)	53.8	52.2
Non-compete agreements (accumulated amortization of $10.0 and $8.6)	13.9	12.9
Total other intangible assets	198.1	189.2
Accumulated amortization	(145.0)	(99.0)
Other intangible assets, net	$53.1	$90.2

Software and Development Costs
Purchased software	$82.7	$77.2
Other software development cost	102.1	86.1
Total software and development costs	184.8	163.3
Accumulated amortization	(94.9)	(77.1)
Software and development costs, net	$89.9	$86.2

	For Periods Ended September 30, Nine Months
	2004	2003
	(restated)	(restated)
Depreciation and Amortization
Depreciation of property, plant and equipment	$31.7	$32.4
Amortization of other intangible assets	42.6	11.4
Amortization of software and development costs	18.4	16.5
Total	$92.7	$60.3

Amortization for other intangible assets held at September 30, 2004 is estimated to be $56.9 for 2004, $13.7 for 2005, $11.3 for 2006, $9.4 for 2007 and $4.5 for 2008.

SEGMENT DATA

	For Periods Ended September 30,
	Three Months		Nine Months
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
HRS
Revenue	$235.1	$211.5	$695.1	$651.1
Earnings (loss) before interest and taxes	$(12.4)	$4.1	$(42.6)	$35.6
Total assets at September 30, 2004 and December 31, 2003 before customer funds			$1,352.0	$1,386.1
Customer funds			3,309.1	3,143.5
Total assets at September 30, 2004 and December 31, 2003			$4,661.1	$4,529.6

Comdata
Revenue	$93.6	$80.1	$264.0	$238.5
Earnings before interest and taxes	$29.1	$27.2	$83.7	$78.6
Total assets at September 30, 2004 and December 31, 2003 before customer funds			$658.6	$586.1
Customer funds			13.5	9.2
Total assets at September 30, 2004 and December 31, 2003			$672.1	$595.3

Other
Revenue	$—	$—	$—	$—
Earnings before interest and taxes	$—	$—	$—	$—
Total assets at September 30, 2004 and December 31, 2003			$76.7	$55.9

Total Ceridian
Revenue	$328.7	$291.6	$959.1	$889.6
Earnings before interest and taxes	$16.7	$31.3	$41.1	$114.2
Interest income (expense), net	(0.5)	(0.8)	(1.5)	(2.1)
Earnings before income taxes	$16.2	$30.5	$39.6	$112.1
Total assets at September 30, 2004 and December 31, 2003 before customer funds			$2,087.3	$2,028.1
Customer funds			3,322.6	3,152.7
Total assets at September 30, 2004 and December 31, 2003			$5,409.9	$5,180.8

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.  Such important factors include:

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

•      corrected errors in the accounting for international acquisitions

•      corrected other accounting errors related to the accrual of costs and expenses

•      reduced income tax reserves

•      corrected balance sheet amounts for customer funds and employee benefits

The Restatement reduced our earnings before income taxes for the three months ended September 30, 2004 by $10.8 million consisting of $10.2 million related to accelerated amortization of the CobraServ trademark, $0.5 million related to leases and $0.3 million related to the accrual of costs and expenses, partially offset by an increase of $0.2 million related to international acquisition accounting.  The Restatement decreased our earnings before income taxes for the three months ended September 30, 2003 by $0.1 million consisting of $0.5 million related to leases, partially offset by increases of $0.2 million related to international acquisition accounting and $0.2 million related to the accrual of costs and expenses.

The Restatement reduced our earnings before income taxes for the first nine months of 2004 by $31.2 million consisting of $30.6 million related to accelerated amortization of the CobraServ trademark and $1.5 million related to leases, partially offset by increases of $0.6 million related to international acquisition accounting and $0.3 million related to the accrual of costs and expenses.  The Restatement increased our earnings before income taxes for the first nine months of 2003 by $0.9 million consisting of $0.6 million related to international acquisition accounting and $1.6 million related to the accrual of costs and expenses, partially offset by a decrease of $1.3 million related to leases.

The primary impact of the above adjustments on the September 30, 2004 and December 31, 2003 consolidated balance sheets was to intangible assets due to international acquisition adjustments, customer funds related to trust receivables, and other noncurrent liabilities due to lease adjustments.  The September 30, 2004 balance sheet was also impacted by the accelerated amortization of the CobraServ trademark.

The Restatement had no impact on historical cash balances or total cash flows from operating, investing or financing activities for the quarters ended September 30, 2004 and 2003.  The only impact on the consolidated statements of cash flows was to reclassify certain amounts within operating cash flows.

Operations

Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations located in the United States, Canada and the United Kingdom.  We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

Our net earnings for the third quarter of 2004 amounted to $10.9 million, or 7¢ per diluted share, compared to net earnings of $19.4 million, or 13¢ per diluted share, in the same quarter of 2003.

Our revenue for the third quarter of 2004 amounted to $328.7 million compared to $291.6 million in the same quarter of 2003.  For the year-to-date periods ended September 30, our net earnings in 2004 amounted to $25.9 million, or 17¢ per diluted share, on revenue of $959.1 million compared to net earnings of $72.5 million, or 49¢ per diluted share, on revenue of $889.6 million in 2003.  The comparisons of net earnings between these reporting periods were significantly affected by the decrease in the carrying value of our interest rate derivative instruments, which are required to be marked-to-market on a current basis and the resulting gain or loss recognized on our consolidated statements of operations.  During the first nine months of 2004, rising interest rates and the expectation of future increases resulted in a reduction of the carrying value of these instruments, which reduced our gain from derivative instruments from $18.7 million in the 2003 period to $2.6 million in the 2004 period.  The offsetting benefit of rising interest rates is recognized in revenue in future periods if market expectations are realized.

Further information on our consolidated financial condition and results of operations, including business segment operating results, appear in the following sections of this discussion.

Financial Condition

Balance Sheet Comparisons (restated)

	Amount		Inc (Dec)		% of Total
(Dollars in millions, except per share data)	Sep 2004	Dec 2003	$	%	Sep 2004	Dec 2003
Cash and equivalents	$156.3	$124.2	32.1	25.8	19.9	18.4
Receivables, net	540.4	467.3	73.1	15.6	68.8	69.1
Other current assets	88.7	84.5	4.2	5.0	11.3	12.5
Total current assets	$785.4	$676.0	109.4	16.2	100.0	100.0
Ratio of current assets to total operating assets					37.6	33.3
Current Ratio					1.72	1.81

Capital assets	$1,216.7	$1,243.0	(26.3)	(2.1)	93.4	91.9
Investments, including derivatives	54.4	78.6	(24.2)	(30.8)	4.2	5.8
Other noncurrent assets	30.8	30.5	0.3	1.0	2.4	2.3
Total noncurrent assets	$1,301.9	$1,352.1	(50.2)	(3.7)	100.0	100.0

Total operating assets	$2,087.3	$2,028.1	59.2	2.9	38.6	39.1
Customer funds	3,322.6	3,152.7	169.9	5.4	61.4	60.9
Total assets	$5,409.9	$5,180.8	229.1	4.4	100.0	100.0

Current debt	$14.2	$6.5	7.7	118.5	3.1	1.7
Drafts and settlements payable	180.8	113.7	67.1	59.0	39.5	30.5
Other current liabilities	262.9	253.2	9.7	3.8	57.4	67.8
Total current liabilities	$457.9	$373.4	84.5	22.6	100.0	100.0

Noncurrent debt	$108.8	$157.0	(48.2)	(30.7)	28.6	38.3
Employee benefit plans	204.9	196.0	8.9	4.5	53.9	47.9
Other noncurrent liabilities	66.5	56.5	10.0	17.7	17.5	13.8
Total noncurrent liabilities	$380.2	$409.5	(29.3)	(7.2)	100.0	100.0
Total operating liabilities	$838.1	$782.9	55.2	7.1	15.5	15.1
Customer funds obligations	3,298.3	3,152.7	145.6	4.6	61.0	60.9
Stockholders’ equity	1,273.5	1,245.2	28.3	2.3	23.5	24.0
Total liabilities and stockholders’ equity	$5,409.9	$5,180.8	229.1	4.4	100.0	100.0

Total Debt	$123.0	$163.5	(40.5)	(24.8)	8.8	11.6
Stockholders’ Equity	1,273.5	1,245.2	28.3	2.3	91.2	88.4
Total Capitalization	$1,396.5	$1,408.7	(12.2)	(0.9)	100.0	100.0

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

Our operating assets increased by $59.2 million during the first nine months of 2004 as current assets increased by $109.4 million and noncurrent assets decreased by $50.2 million.  Our current assets increase was due primarily to increases of $32.1 million in cash and equivalents and $73.1 million in receivables.  We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.”  The increase in receivables included a $77.5 million increase in Comdata trade receivables due largely to the seasonally lower level of transportation services activity at the end of the calendar year and high level at the end of the third quarter.  Our noncurrent assets decreased by $50.2 million as the carrying value of our investments (including derivatives) declined by $24.2 million while goodwill and other intangible assets declined by $20.7 million due primarily to the accelerated trademark amortization.  The decrease in the carrying value of investments reflected both the disposition of equity securities as well as settlements and revaluation of derivative instruments.  Customer funds assets increased by $169.9 million over the first nine months of 2004 as growth in customer deposits partially offset the reduction in customer funds caused by the seasonally high level of payments of customer funds obligations during the second quarter of each year.

Current liabilities increased by $84.5 million during the first nine months of 2004 as current debt increased by $7.7 million and Comdata drafts and settlements payable increased by $67.1 million.  The higher level of drafts and settlements payable at September 30, 2004 compared to the amount payable at December 31, 2003 largely reflected the seasonally low level of the related Comdata transportation receivables at year-end and high levels at the end of third quarter.  The increase in current debt largely represents drawings of $7.5 million by Ceridian Centrefile on its bank overdraft facility.  The decrease of $29.3 million in noncurrent liabilities includes a reduction in borrowings under our Comdata receivables securitization facility of $45.0 million as well as increases related to employee benefit plans and deferred income taxes.  Customer funds obligations increased by $145.6 million in concert with the increase in customer funds assets, without regard to unrealized gains added to the assets as a result of revaluing these securities at market prices.  The increase of $28.3 million in stockholders’ equity is largely comprised of year-to-date net earnings of $25.9 million and unrealized gains from customer funds and currency translation of $23.5 million, further increased by $52.6 million from exercises of stock options and sales of stock to employees and reduced by $80.3 million representing the cost of reacquired Ceridian common shares held as treasury stock.

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

•      “NM” represents percentage relationships in the tables that are not meaningful

RESULTS OF OPERATIONS

Consolidated Results - Overview

Statements of Operations Third Quarter Comparisons (restated)

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2004	2003	$	%	2004	2003

Revenue	$328.7	$291.6	37.1	12.8	100.0	100.0
Cost of revenue	192.4	169.8	22.6	13.3	58.5	58.2
SG&A expense	121.3	86.1	35.2	41.0	36.9	29.5
R&D expense	7.0	5.0	2.0	40.4	2.1	1.7
(Gain) loss on derivative instruments	(7.9)	0.5	(8.4)	NM	(2.4)	0.2
Other expense (income)	(0.8)	(1.1)	0.3	(33.8)	(0.2)	(0.4)
Interest income	(0.7)	(0.5)	(0.2)	28.1	(0.2)	(0.2)
Interest expense	1.2	1.3	(0.1)	(9.6)	0.4	0.4
Total costs and expenses	312.5	261.1	51.4	19.7	95.1	89.5
Earnings before income taxes	16.2	30.5	(14.3)	(46.7)	4.9	10.5
Income taxes	5.3	11.1	(5.8)	(52.4)	1.6	3.8
Earnings from continuing operations	$10.9	$19.4	(8.5)	(43.4)	3.3	6.7
Diluted EPS from continuing operations	$0.07	$0.13	(0.06)	(46.2)

Statements of Operations Year-To-Date September 30 Comparisons (restated)

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2004	2003	$	%	2004	2003

Revenue	$959.1	$889.6	69.5	7.8	100.0	100.0
Cost of revenue	547.6	513.7	33.9	6.6	57.1	57.8
SG&A expense	355.6	268.4	87.2	32.5	37.1	30.2
R&D expense	19.9	13.3	6.6	50.3	2.1	1.5
(Gain) loss on derivative instruments	(2.6)	(18.7)	16.1	(86.2)	(0.3)	(2.1)
Other expense (income)	(2.5)	(1.3)	(1.2)	NM	(0.3)	(0.1)
Interest income	(1.7)	(1.5)	(0.2)	14.5	(0.2)	(0.2)
Interest expense	3.2	3.6	(0.4)	(10.6)	0.3	0.4
Total costs and expenses	919.5	777.5	142.0	18.3	95.9	87.4
Earnings before income taxes	39.6	112.1	(72.5)	(64.7)	4.1	12.6
Income taxes	13.7	39.6	(25.9)	(65.5)	1.4	4.5
Earnings from continuing operations	$25.9	$72.5	(46.6)	(64.2)	2.7	8.1
Diluted EPS from continuing operations	$0.17	$0.49	(0.32)	(65.3)

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

Our total costs and expenses, excluding net interest, increased by $51.7 million in the quarterly comparison and $142.6 million in the year-to-date comparison.  HRS costs and expenses, excluding net interest, increased by $40.1 million in the quarterly comparison and $122.2 million in the year-to-date comparison.  Comdata costs and expenses, excluding net interest, increased by $11.6 million in the quarterly comparison and $20.4 million in the year-to-date comparison.  The principal factors affecting the comparison of total costs and expenses included:

•      Accelerated amortization of the CobraServ trademark in 2004

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

Our effective tax rates for the quarterly and year-to-date 2004 periods were 32.5% and 34.5%.  For the comparative 2003 periods, our effective tax rate was 36.4% for the third quarter and 35.3% for first nine months of the year.

Business Segment Results

Segment Third Quarter Comparisons (restated)

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2004	2003	$	%	2004	2003

Revenue
HRS	$235.1	$211.5	23.6	11.2	71.5	72.5
Comdata	93.6	80.1	13.5	16.8	28.5	27.5
Total	$328.7	$291.6	37.1	12.8	100.0	100.0

EBIT*
HRS	$(12.4)	$4.1	(16.5)	NM	(5.2)	1.9
Comdata	29.1	27.2	1.9	7.0	31.1	34.0
Total	$16.7	$31.3	(14.6)	(46.4)	5.1	10.7

Segment Year-To-Date September 30 Comparisons (restated)

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2004	2003	$	%	2004	2003

Revenue
HRS	$695.1	$651.1	44.0	6.8	72.5	73.2
Comdata	264.0	238.5	25.5	10.7	27.5	26.8
Total	$959.1	$889.6	69.5	7.8	100.0	100.0

EBIT*
HRS	$(42.6)	$35.6	(78.2)	NM	(6.1)	5.5
Comdata	83.7	78.6	5.1	6.5	31.7	33.0
Total	$41.1	$114.2	(73.1)	(64.0)	4.3	12.8

*We measure the financial performance of our business segments by reference to earnings before interest and taxes since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue for our HRS business increased by $23.6 million in the third quarter and $44.0 million in the first nine months of 2004 over the amounts reported in the same periods of 2003.  Revenue from U.S. operations increased by $15.7 million in the quarterly comparison and $26.9 million in the year-to-date comparison as payroll and tax services contributed $8.9 million to the quarterly comparison and $11.2 million to the year-to-date comparison.  Both comparisons benefited from increases in investment income from customer funds and tax service fees as well as growth in our Payments Solutions service.  As previously reported, the acceleration of W-2 information delivery to customers of U.S. operations, made possible by technological advances first accomplished at the end of 2003, resulted in the recognition of $9.2 million of revenue in December 2003 that would otherwise not have been recognized until the first quarter of 2004.

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

Ceridian Canada revenue increased by $2.0 million to $33.3 million from $31.3 million in the quarterly comparison and by $8.5 million to $99.7 million from $91.2 million in the year-to-date comparison due largely to the effect of currency rate changes of $1.4 million in the quarterly comparison and $8.6 in the year-to-date comparison.  Without regard to currency rate changes, revenue increased in both comparisons due to improved order performance and customer retention.  The year-to-date comparison was negatively effected by a $2.0 million decrease in revenue from invested customer funds.

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

Total costs and expenses, excluding net interest, for our HRS business increased by $40.1 million in the quarterly comparison and $122.2 million in the year-to-date comparison including the accelerated amortization of the CobraServ trademark and the effect of changes in the carrying value of interest rate derivative instruments held for our U.S. operations, which are reported as (gain) loss on derivative instruments within costs and expenses.  The additional CobraServ trademark amortization was $10.2 million for the third quarter of 2004 and $30.6 million for the first nine months of 2004.  During the third quarter of 2004, the gain from interest rate derivative instruments amounted to $9.4 million compared to a gain of $0.3 million during the third quarter of 2003, which decreased HRS costs and expenses by $9.1 million.  In the year-to-date comparison, the 2004 period reported a $5.1 million gain while the 2003 period reported a $19.5 million gain, which increased HRS costs and expenses by $14.4 million.  The changes in carrying value of these derivatives largely reflected a change in market expectations for future interest rates from falling in 2003 to rising in 2004.  Without regard to accelerated amortization of the CobraServ trademark and the changes in (gain) loss from derivative instruments, HRS total costs and expenses, excluding net interest, increased by $39.0 million in the quarterly comparison and by $77.2 million in the year-to-date comparison.

For U.S. operations, total costs and expenses, excluding net interest, increased by $34.8 million in the quarterly comparison including $10.2 million related to the accelerated amortization of the CobraServ trademark and an increased gain on derivative instruments of $9.1 million.  Excluding the effect of CobraServ amortization and the derivatives gain, the remaining quarterly increase of $33.7 million included $12.2 million for cost of revenue, $5.6 million for selling expense and $11.9 million for general and administrative expense.  In addition, R&D expense increased by $1.7 million and other expense (income) increased by $2.4 million in the quarterly comparison.  Other expense (income) included gains from sales of Ultimate and USIH common stock of $1.0 million during the third quarter of 2004 compared to gains of $3.4 million in the third quarter of 2003.  In the year-to-date comparison, total costs and expenses, excluding net interest, for U.S. operations increased by $106.5 million of which $30.6 million related to the accelerated amortization of the CobraServ trademark and $14.4 million related to the change in (gain) loss on derivative instruments.  Of the remaining year-to-date increase of $61.5 million, $14.7 million related to cost of revenue, $13.5 million related to selling expense and $25.8 million related to general and administrative expense.  R&D expense increased by $5.9 million, due to a higher level of software development efforts, and other expense (income) increased by $1.6 million.  Other expense (income) included gains of $4.5 million from sales of Ultimate and USIH common stock during the first nine months of 2004 compared to $3.4 million during the same period of 2003.  Also included in other expense (income) was a $2.3 million software impairment loss in the first quarter of 2004.

Cost of revenue for U.S. operations increased by $12.2 million in the quarterly comparison and $14.7 million in the year-to-date comparison primarily due to increased costs in payroll and tax filing services of $6.8 million in the quarterly comparison and $7.9 million in the year-to-date comparison.  Both comparisons for payroll and tax filing included higher technology support costs and a higher level of installation efforts.  These cost increases were offset in part by cost reductions of $1.5 million in the quarterly comparison and $4.5 million in the year-to-date comparison resulting from the reassignment of certain personnel from production operations to selling operations.  LifeWorks experienced increased cost of revenue of $2.8 million in the quarterly comparison and $4.4 million in the year-to-date comparison related to the additional revenue from the U.S. Armed Services contract referred to above.  Benefits services operations cost of revenue increased by $2.6 million in the quarterly comparison and $2.5 million in the year-to-date comparison due to growth in COBRA and flexible spending services.  The year-to-date increase was reduced by cost reductions associated with the consolidation of other operations with our Florida operation completed in 2003.

SG&A expense for U.S. operations increased by $27.7 million in the quarterly comparison and $69.8 million in the year-to-date comparison primarily due to $10.2 million for the quarter and $30.6 million for the year-to-date for accelerated amortization of the CobraServ trademark, as well as increased staffing, compensation and benefits and staff support costs related in part to a higher level of and an increased emphasis on successful completion of new orders.  The increase in selling expense of $5.6 million in the quarterly comparison and $13.5 million in the year-to-date comparison reflected additional costs of $1.5 million in the quarterly comparison and $7.9 million in the year-to-date comparison related to additional staffing, including the transfer of personnel from production positions to selling positions.  The remainder of the increase in both comparisons was largely due to higher staff support costs.  Excluding the accelerated CobraServ amortization, general and administrative expense increased by $11.9 million in the quarterly comparison and $25.8 million in the year-to-date comparison as incremental spending on an investigation directed by the Audit Committee of the Board of Directors which led to the Prior Restatement (the “Audit Committee Investigation”) and Sarbanes-Oxley compliance added $5.5 million in the quarterly comparison and $6.4 million in the year-to-date comparison.  Corporate allocations of pension costs contributed an additional $1.0 million to the quarterly comparison and $3.4 million to the year-to-date comparison.  The remaining increase in both comparisons was largely due to higher compensation and staff support costs.

Total costs and expenses for Ceridian Canada increased by $1.2 million in the quarterly comparison and $8.7 million in the year-to-date comparison as currency rate changes contributed $1.2 million to the quarterly comparison and $6.9 million to the year-to-date comparison.  The year-to-date comparison reflected severance costs of $1.8 million recorded in the first quarter of 2004; and this action provided some cost reduction benefit to the quarterly comparison that helped offset higher selling expense resulting from increased marketing efforts in 2004.

Total costs and expenses for Ceridian Centrefile increased by $4.2 million in the quarterly comparison and $7.0 million in the year-to-date comparison as currency rate changes contributed $3.0 million to the quarterly comparison and $7.8 million to the year-to-date comparison.  The year-to-date comparison reflected severance costs of $1.0 million recorded in the first quarter of 2004, and this action provided some cost reduction benefit to the quarterly comparison.

Comdata

Comdata revenue grew by $13.5 million in the quarterly comparison and $25.5 million in the year-to-date comparison due primarily to increased revenue from retail card sales and processing.  For arrangements that include retail card sales and related services, revenue from the card sale and the related services is deferred at the time of delivery of the cards or service.  Revenue from both retail card sales and related services is substantially recognized within a six-month period after activation of the card.  Therefore, the increased revenue in the comparisons largely reflected sales of retail cards and related services in late 2003.  Revenue from retail card sales and related services recognized during the comparative quarters increased by $8.0 million while revenue recognized during the comparative year-to-date periods increased by $17.6 million.  Gross billable fees for card sales and related services increased by $5.6 million in the quarterly comparison and $10.5 million in the year-to-date comparison reflecting the addition of new customers and increasing usage of retail cards.  Over-the-road transportation services revenue increased by $3.4 million in the quarterly comparison and $8.0 million in the year-to-date comparison as higher fuel prices contributed $1.8 million to the quarterly and $3.7 million to the year-to-date comparisons.  The remainder of the increase in the quarterly comparison of over-the-road revenue related primarily to an increase in transportation card transaction volume, including the BusinessLink product.

Comdata’s costs and expenses, excluding net interest, increased by $11.6 million in the quarterly comparison and $20.4 million in the year-to-date comparison as cost of revenue increased $7.1 million in the quarterly comparison and $12.3 million in the year-to-date comparison and other expenses increased $4.5 million in the quarterly comparison and $8.1 million in the year-to-date comparison.  Higher levels of retail card sales and processing revenue resulted in increases to cost of revenue of $6.5 million to the quarterly comparison and $12.6 million in the year-to-date comparison.  Bad debt expense in SG&A expense decreased by $0.8 million in the quarterly comparison and, largely due to the provision for a particular doubtful account in the first quarter of 2003, decreased by $2.1 million in the year-to-date comparison.  On a year-to-date basis, selling expense increased by $0.8 million due primarily to higher commissions.  Incremental spending on the Audit Committee Investigation and Sarbanes-Oxley compliance added $1.0 million to the quarterly and $1.3 million to the year-to-date general and administrative expense.  Corporate allocations of pension costs included in general and administrative expense contributed $0.3 million to the quarterly comparison and $1.1 million to the year-to-date comparison.  The third quarter of 2004 included an increase of $2.7 million of incentive compensation and business meetings expense compared to the third quarter of 2003.  The loss on fuel price derivative instruments increased in the quarterly comparison by $0.7 million to $1.5 million in 2004 from $0.8 million in 2003 and in the year-to-date comparison by $1.7 million to $2.5 million in 2004 from $0.8 million in 2003.  Other increases in operating expenses related primarily to contracted services and R&D expenses in both comparisons.

FINANCIAL CONDITION

CASH FLOWS

Consolidated Statements of Cash Flows Highlights

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003	Change

Operating activities	$152.2	$82.9	$69.3
Investing activities	(48.7)	(30.7)	(18.0)
Financing activities	(73.9)	(54.5)	(19.4)
Effect of exchange rate changes on cash	2.5	3.1	(0.6)
Net cash flows provided (used)	$32.1	$0.8	$31.3

Cash and equivalents at 9/30/04 and 12/31/03	$156.3	$124.2	$32.1

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities  (restated)

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003	Change

Earnings from continuing operations	$25.9	$72.5	$(46.6)
Provision for deferred income taxes	(8.8)	(3.2)	(5.6)
Depreciation and amortization	92.7	60.3	32.4
Unrealized (gain) loss on derivative instruments	20.6	4.2	16.4
Contributions to retirement plan trusts	—	(29.2)	29.2
Other reconciling items	15.4	11.4	4.0
From continuing operations earnings	145.8	116.0	29.8
From continuing operations working capital activities	6.4	(33.1)	39.5
Cash flows provided by operating activities	$152.2	$82.9	$69.3

Cash Balances

Our cash and equivalents increased by $32.1 million to $156.3 million during the first nine months of 2004.  Our net cash flows provided by operating activities amounted to $152.2 million as we used operating cash flows and cash balances to fund investing activities, repurchases of our common stock and payment on our securitization facility.  Our net cash flows provided by operating activities amounted to $82.9 million for the first nine months of 2003 as cash inflows from continuing operations earnings of $116.0 million exceeded cash outflows associated with an investment in net working capital of $33.1 million.

Operating Activities

Net cash inflows from operating activities grew by $69.3 million to $152.2 million during the first nine months of 2004 compared to $82.9 million during the first nine months of 2003.  Net cash inflows from continuing operations earnings contributed $29.8 million to the increase while changes in working capital items contributed $39.5 million.  We discussed the factors that determined the operating cash inflows from earnings activities in the previous section of this discussion called “Results of Operations.”  Higher cash inflows from Comdata drafts and settlements payable increased cash flows from working capital activities by $49.8 million in the first nine months of 2004 compared to the same period in 2003.  This was offset by an increase in trade receivables during the first nine months of 2004 than in the comparable 2003 period by $43.1 million.  We also received a tax refund of $16.5 million during the first quarter of 2004 related to our $75.0 million contribution to our principal pension plan made during the fourth quarter of 2003.

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

Proceeds from exercises of stock options and employee stock plan purchases amounted to $47.3 million during the first nine months of 2004 compared to $25.2 million in the first nine months of 2003 due to higher market prices for Ceridian stock in 2004.  During the first nine months of 2004, we paid down our Comdata receivables securitization facility by $45.0 million and capital lease obligations by $3.0 million.  During the first nine months of 2004, Ceridian Centrefile increased borrowings from its overdraft facility by $7.5 million principally to fund the retirement of an intercompany note held by Ceridian Canada.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by the 2004 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based upon that evaluation, we have concluded that as of September 30, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  However, to address the material weaknesses described in the paragraphs below, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this report.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Controls

In the third quarter of 2004, we began to remediate identified deficiencies in our internal control over financial reporting.  Other than such actions noted above under the heading “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting” as were implemented in the third quarter of 2004, there have been no other changes to our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our repurchases of our common stock during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (July 1, 2004-July 31, 2004)	—		—	—	6,350,500

Month #2 (August 1, 2004-August 31, 2004)	3,329	(2)	$18.00	—	6,350,500

Month #3 (September 1, 2004-September 30, 2004)	974	(2)	$18.8854	—	6,350,500

Total:	4,303	(2)	$18.2004	—	6,350,500

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

(a)   Exhibits.

10.01*

Amendment No. 3 to Receivables Purchase Agreement and Amendment No. 1 to Performance Undertaking entered into as of August 4, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.02*

Amendment No. 4 to Receivables Purchase Agreement and Amendment No. 2 to Performance Undertaking entered into as of September 30, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.03*

Second Amendment to Credit Agreement dated as of August 4, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.04*

Third Amendment to Credit Agreement dated as of September 30, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.05*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).

10.06*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).

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

10.11*

Amendment No. 5 to Receivables Purchase Agreement and Amendment No. 3 to Performance Undertaking entered into as of November 9, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.12*

Amendment No. 6 to Receivables Purchase Agreement and Amendment No. 4 to Performance Undertaking entered into as of December 31, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.13*

Amendment No. 7 to Receivables Purchase Agreement and Amendment No. 5 to Performance Undertaking entered into as of January 14, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

10.14*

Fourth Amendment to Credit Agreement dated as of November 9, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.15*

Fifth Amendment to Credit Agreement dated as of December 31, 2004 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.16*

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

*              Previously filed with the Form 10-Q.

**           Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: May 4, 2005	/s/ Douglas C. Neve
Douglas C. Neve
ExecutiveVice President and Chief Financial Officer
(Principal Financial and Accounting Officer)