Form 10-Q
period 2005-03-31
CERIDIAN CORP /DE/
filed 2005-05-23
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

YES  ☒   NO ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2005, was 149,755,344.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2005

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity as of March 31, 2005 and December 31, 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature

Part I. Financial Information

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended March 31, Three Months
	2005	2004

Revenue	$357.4	$313.9
Costs and Expenses
Cost of revenue	192.9	177.2
Selling, general and administrative	114.1	117.2
Research and development	6.5	4.6
(Gain) loss on derivative instruments	9.5	(13.7)
Other expense (income)	(1.0)	1.2
Interest income	(1.4)	(0.5)
Interest expense	1.6	1.1
Total costs and expenses	322.2	287.1
Earnings before income taxes	35.2	26.8
Income tax provision	13.2	9.5
Net earnings	$22.0	$17.3

Earnings per share
Basic	$0.15	$0.12
Diluted	$0.15	$0.11

Shares used in calculations (in 000’s)
Weighted average shares (basic)	149,637	149,250
Dilutive securities	1,025	2,422
Weighted average shares (diluted)	150,662	151,672

Antidilutive shares excluded (in 000’s)	12,464	6,398

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)

	March 31,	December 31,
	2005	2004
Assets
Cash and equivalents	$254.0	$220.7
Trade and other receivables, less reserves and allowance for doubtful accounts of $21.7 and $20.3	547.5	505.7
Current deferred income taxes	28.5	27.2
Other current assets	73.4	70.4
Total current assets	903.4	824.0
Property, plant and equipment, net	135.8	140.9
Goodwill	934.7	931.8
Other intangible assets, net	44.6	43.6
Software and development costs, net	77.1	75.7
Prepaid pension cost	13.0	13.1
Deferred income taxes	26.0	26.7
Investments	16.8	16.4
Derivative instruments	—	28.1
Other noncurrent assets	11.6	10.6
Total assets before customer funds	2,163.0	2,110.9
Customer funds	4,896.0	4,096.0
Total assets	$7,059.0	$6,206.9

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$69.8	$14.9
Accounts payable	50.4	62.8
Drafts and settlements payable	187.0	153.4
Customer advances	38.2	31.1
Deferred income	83.9	87.4
Accrued taxes	38.5	28.7
Employee compensation and benefits	56.6	53.0
Other accrued expenses	48.0	47.7
Total current liabilities	572.4	479.0
Long-term obligations, less current portion	9.3	85.8
Deferred income taxes	27.9	32.5
Employee benefit plans	210.9	208.4
Other noncurrent liabilities	45.7	38.3
Total liabilities before customer funds obligations	866.2	844.0
Customer funds obligations	4,885.7	4,067.2
Total liabilities	5,751.9	4,911.2

Stockholders’ equity	1,307.1	1,295.7
Total liabilities and stockholders’ equity	$7,059.0	$6,206.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	For Periods Ended March 31, Three Months
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$22.0	$17.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	0.5	0.1
Depreciation and amortization	20.3	30.7
Provision for doubtful accounts	2.4	2.6
Asset write-downs	—	2.3
Unrealized (gain) loss on derivative instruments	12.5	(5.5)
Gain on sale of marketable securities	(1.0)	(0.5)
Other	3.1	4.0
Decrease (increase) in trade and other receivables	(44.3)	(2.5)
Increase (decrease) in accounts payable	(12.0)	(3.2)
Increase (decrease) in drafts and settlements payable	33.7	22.4
Increase (decrease) in employee compensation and benefits	3.9	(10.6)
Increase (decrease) in accrued taxes	11.5	21.1
Increase (decrease) in other current assets and liabilities	1.1	(7.0)
Net cash provided by (used for) operating activities	53.7	71.2
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(5.5)	(6.0)
Expended for software and development costs	(8.1)	(5.7)
Proceeds from sales of businesses and assets	22.4	—
Expended for acquisitions of investments and businesses, less cash acquired	(8.2)	(0.9)
Net cash provided by (used for) investing activities	0.6	(12.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(20.3)	0.1
Repayment of other debt and long-term obligations	(2.5)	(1.0)
Repurchase of common stock	—	(58.4)
Proceeds from stock option exercises and stock sales	2.3	11.6
Net cash provided by (used for) financing activities	(20.5)	(47.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.5)	0.2

NET CASH FLOWS PROVIDED (USED)	33.3	11.1
Cash and equivalents at beginning of period	220.7	124.2
Cash and equivalents at end of period	$254.0	$135.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in millions)

	March 31,	December 31,
	2005	2004
Common Stock
Par value - $.01
Shares authorized – 500,000,000
Shares issued – 151,257,505 and 151,073,244	$1.5	$1.5
Shares outstanding – 149,729,131 and 149,423,127
Additional paid-in capital	936.8	936.6
Retained earnings	587.5	565.5
Treasury stock, at cost (1,528,374 and 1,650,117 common shares)	(30.7)	(33.2)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	4.2	3.6
Unrealized gain on invested customer funds	6.7	18.5
Foreign currency translation adjustment	41.9	44.1
Pension liability adjustment	(240.8)	(240.9)
Total stockholders’ equity	$1,307.1	$1,295.7

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

(Dollars in millions, except per share data)

NOTE 1 – GENERAL

Basis of Presentation

In the opinion of Ceridian Corporation, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in the notes to consolidated financial statements) necessary to present fairly our financial position as of March 31, 2005, and results of operations and cash flows for the three month periods ended March 31, 2005 and 2004.  We have reclassified certain prior year amounts to conform to the current year’s presentation.  The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements should be read in conjunction with these notes to consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standards entitled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95” (“FAS 123R”).  The principal effect of FAS 123R will be to require the inclusion in our earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements.  FAS 123R will become effective for our quarterly report for the period ended March 31, 2006.  We are presently studying FAS 123R and believe that the compensation expense that would be determined as a result of adoption of its provisions would not differ materially from the pro-forma amounts previously presented in the notes to our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets” (“FAS 153”), which is effective for transactions occurring after June 15, 2005.  We do not expect that adoption of FAS 153 will have a material effect on our investing activities.

NOTE 2 – ACCRUED EXIT COSTS

On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. (“RSM”) for $4.0 pursuant to the terms and conditions of an asset purchase agreement (“Asset Purchase Agreement”).  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $9.1 pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds.  The impaired assets primarily consisted of a purchased software license from The Ultimate Software Group, Inc. (“Ultimate”) and capitalized software development costs.   In addition to this asset impairment, we also recorded a $19.4 pre-tax loss on disposal which comprised the fair value of the future minimum royalty obligations to Ultimate of $19.2 and $0.2 of employee severance costs.

SourceWeb was a payroll platform within the small business division of our Human Resource Solutions (“HRS”) business segment.  Pursuant to the terms of the Asset Purchase Agreement, we agreed to provide certain transitional and third party services to RSM for up to nine months from December 31, 2004.

	Severance	Occupancy Costs	Contracts	Total

2004 Exit Activities
SourceWeb	$0.2	$—	$19.2	$19.4
Other	0.2	0.1	—	0.3
Total accrued exit costs	0.4	0.1	19.2	19.7
Utilization:
2004 cash payments	(0.1)	—	—	(0.1)
2005 cash payments	(0.3)	(0.1)	(1.3)	(1.7)
Balance at March 31, 2005	$—	$—	$17.9	$17.9

NOTE 3 – COMPREHENSIVE INCOME

	For Periods Ended March 31, Three Months
	2005	2004

Net earnings	$22.0	$17.3
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(2.2)	8.1
Change in unrealized gain (loss) from marketable securities	1.8	5.4
Change in unrealized gain (loss) from invested customer funds	(18.6)	—
Change in pension liability	0.1	—
Less unrealized gain previously reported on:
Marketable securities sold or settled in this period	(1.0)	(0.5)
Other comprehensive income (loss) before income taxes	(19.9)	13.0
Income tax (provision) benefit	6.6	(1.7)
Other comprehensive income (loss) after income taxes	(13.3)	11.3
Comprehensive income	$8.7	$28.6

NOTE 4 – OTHER EXPENSE (INCOME)

	For Periods Ended March 31, Three Months
	2005	2004
Gain on sale of marketable securities	$(1.0)	$(0.5)
Foreign currency translation expense (income)	—	(0.6)
Asset write-downs	—	2.3
Total	$(1.0)	$1.2

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

NOTE 5 – EMPLOYEE PLANS

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

Pro Forma Effect of Fair Value Accounting

	For Periods Ended March 31, Three Months
	2005	2004

Net earnings as reported	$22.0	$17.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.7	0.6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.8)	(3.9)
Pro forma net earnings	$19.9	$14.0
Basic earning per share as reported	$0.15	$0.12
Pro forma basic earnings per share	$0.13	$0.09
Diluted earnings per share as reported	$0.15	$0.11
Pro forma diluted earnings per share	$0.13	$0.09
Weighted-Average Assumptions
Expected lives in years	3.91	3.92
Expected volatility	35.5%	38.8%
Expected dividend rate	—	—
Risk-free interest rate	4.1%	2.6%
Weighted-average fair value of stock options granted in the period	$6.00	$6.84

Retirement Plans

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

Net Periodic Pension Cost

	For Periods Ended March 31, Three Months
	2005	2004
Service cost	$1.0	$0.9
Interest cost	10.3	10.5
Expected return on plan assets	(11.7)	(11.7)
Net amortization and deferral	4.1	3.8
Net periodic pension cost	$3.7	$3.5

Net Periodic Postretirement Benefit Cost

	For Periods Ended March 31, Three Months
	2005	2004
Service cost	$—	$—
Interest cost	0.8	0.9
Actuarial loss (gain) amortization	0.1	0.1
Net periodic postretirement benefit cost	$0.9	$1.0

NOTE 6 – INVESTING ACTIVITY

Derivative Instruments

Interest Rate Derivative Instruments.  At December 31, 2004, we held interest rate derivative instruments with an aggregate notional amount of $800.0. These interest rate derivative instruments had remaining terms of 6 to 35 months, floor strike levels ranging from 3.85% to 6.00% (averaging 4.99%) and cap strike levels ranging from 3.85% to 7.08% (averaging 5.69%).  These derivative instruments did not qualify for hedge accounting treatment so cash settlements and changes in fair value are included in results of operations as (gain) loss on derivative instruments.  The fair market value of our interest rate derivative instruments was $26.8 at December 31, 2004.

On February 4, 2005, we disposed of our interest rate derivative instruments and received cash proceeds of $21.0, which represented the fair market value of the contracts on the disposal date.  From December 31, 2004 to the disposal date, we received $3.5 in cash for settlements on these derivative instruments.  The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005.

Fuel Price Derivative Instruments.  The revenue and net income of Comdata’s transportation services business is exposed to variability based on changes in fuel (both diesel fuel and gasoline) prices.  For a large portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase.  An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue. Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $1.8, absent the effect of any diesel fuel price derivative contracts.  In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.7, absent the effect of any gasoline price derivative contracts.

Our risk management objective of managing fuel price risk is to protect Comdata net income from the effects of falling fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price.  In March 2004, Comdata entered into a diesel fuel price derivative contract with a strike price of $1.51 per gallon that was effective until December 31, 2004.  In the fourth quarter of 2004, we entered into additional diesel fuel price derivative contracts with similar terms and an average strike price of $1.92 per gallon effective until December 31, 2005.  We made payments of $0.5 against these contracts and recorded a net loss on diesel fuel price derivative instruments of $7.1 during the first quarter of 2005.  Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $5.8 at March 31, 2005.

We continuously monitor fuel price volatility and the cost of derivative contracts and may enter into additional fuel price derivative contracts solely for the purpose of managing fuel price risk when market conditions are favorable to such transactions.  We may use gasoline derivative instruments as part of our fuel price risk management program, but no such instruments were held during the first quarter of 2005.

Investments and Acquisitions of Businesses

Publicly Held Investments.  At December 31, 2004, we held 556,711 shares of Ultimate common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share, which we acquired for $3.0 in March 2003.  During the first quarter of 2005, we sold 108,289 shares of Ultimate for proceeds of $1.4 and a net gain of $1.0 reported in other expense (income), which reduced our holdings to 448,422 Ultimate shares and the warrant at March 31, 2005.  The carrying values of our holdings of Ultimate amounted to $8.1 at March 31, 2005 and $7.7 at December 31, 2004.  In addition, we held 199,311 common shares of U.S.I. Holdings Corporation (“USIH”) at March 31, 2005 and December 31, 2004.  The carrying values of our holdings of USIH amounted to $2.3 at March 31, 2005 and December 31, 2004.  At March 31, 2005, the net unrealized gain on marketable securities amounted to $4.2, after reduction for deferred income taxes of $2.4, and is reported in accumulated other comprehensive income.  This compares to a net unrealized gain on marketable securities of $3.6, after reduction for deferred income taxes of $2.2, at December 31, 2004.

Acquisitions of Businesses.  In the first quarter of 2005, Comdata acquired Tranvia, Inc., a merchant processor for credit, debit, prepaid and e-commerce activities (“Tranvia”), for $8.2 and preliminarily recorded goodwill of $6.1 and other intangible assets totaling $3.4.  Tranvia revenue for its year ended December 31, 2004 was $3.3.  The results of operations for Tranvia have been included in our consolidated reports of operations since the date of acquisition.  Proforma results of operations have not been presented because the effect of the acquisition is not material.  During the first quarter of 2004, we acquired a customer base for COBRA services from a major insurance company for $0.9.

NOTE 7 – FINANCING

Debt Instruments

In June 2002, Comdata entered into a $150.0 receivables securitization facility with a three-year term that uses selected Comdata trade receivables as collateral for borrowings.  The interest rate on this facility is based on the lender’s commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum.  The amount outstanding under this facility was $75.0 at December 31, 2004, which we reduced by $20.0 in March 2005, with a remaining amount outstanding of $55.0 at March 31, 2005.  The aggregate amount of receivables serving as collateral amounted to $195.9 at March 31, 2005, and $191.9 at December 31, 2004.  The amounts outstanding as debt and the collateralized receivables remain on our consolidated balance sheet since the terms of the facility permit us to repurchase the receivables.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit until March 2006 at an interest rate of 1% per annum over LIBOR.  We utilized $2.5 of the facility at March 31, 2005 and $2.3 at December 31, 2004 for letters of credit.  Unused borrowing capacity under this facility amounted to $347.5 at March 31, 2005 and $347.7 at December 31, 2004 of which $55.0 serves as backup to the Comdata receivables securitization facility as of March 31, 2005.  The domestic revolving credit facility expires on March 30, 2006, which is less than one year to maturity at the date of this report.  Liabilities issued under the domestic revolving credit facility and liabilities backed up by the facility, including the $55.0 borrowings under the Comdata receivables securitization facility, are now categorized as current portion of long-term obligations rather than as long-term obligations, less current portion.  We expect to renew the Comdata receivables securitization facility and the domestic revolving credit facility prior to their respective maturity dates.

In May 2004, Ceridian Centrefile replaced its £3.0 million overdraft facility with a £6.5 million overdraft facility available through May 2005 at an interest rate of 1% per annum over the bank’s base rate (4.75% per annum at March 31, 2005) and used drawings on this facility to retire an intercompany note due to Ceridian Canada.  The amount outstanding under Ceridian Centrefile’s borrowing arrangements amounted to $8.5 at March 31, 2005, and $9.0 at December 31, 2004.  We expect to renew Ceridian Centrefile’s overdraft facility prior to its maturity date.

Our capital lease obligations for equipment amounted to $15.6 at March 31, 2005 and $16.7 at December 31, 2004.

We remained in compliance with covenants under our credit facilities at March 31, 2005.  In 2004 and early 2005, we amended our domestic revolving credit facility and the Comdata receivables securitization facility to allow additional time to deliver our Quarterly Reports on Form 10-Q for the second and third quarters of 2004, our 2004 Annual Report on Form 10-K and this report without the delayed delivery constituting a default under these agreements.

Equity Instruments

As of March 31, 2005, we may repurchase up to 6,350,500 additional shares of our common stock under an existing authorization from our board of directors.  We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

NOTE 8 – CUSTOMER FUNDS

Customer funds are invested in high quality collateralized short-term investments or money market mutual funds as well as long-term debt securities issued by U.S. or Canadian governments and agencies, AAA-rated asset-backed securities and corporate securities rated A3/A- or better.

Investments of customer funds are reported at fair value.  The after-tax impact of unrealized gains and losses resulting from periodic revaluation of these securities are reported as accumulated other comprehensive income in stockholders’ equity.

At March 31, 2005, the fair value of investments of customer funds exceeded the related amortized cost by $10.3.  This resulted in a net of tax unrealized gain of $6.7 in accumulated other comprehensive income.

Investment income from investments of customer funds includes the yield on these securities as well as realized gains and losses upon disposition and constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from investment of customer funds included in revenue for the three month periods ended March 31, 2005 and 2004 amounted to $27.0 and $17.8, respectively.  The average cost basis of invested customer funds amounted to $3,197.2 and $2,774.6 for the three month periods ended March 31, 2005 and 2004, respectively.

The following tables provide information on amortized cost and fair value for selected classifications of investments of customer funds and amounts by maturity date.  None of the securities that constituted the unrealized loss have been in an unrealized loss position continuously for twelve months or longer.

Investments of Customer Funds at March 31, 2005

(Available-for-sale)

			Gross Unrealized
	Cost	Market	Gain	Loss
Money market securities and other cash equivalents	$3,292.3	$3,292.3	$—	$—
U.S. government and agency securities	899.1	893.4	1.8	(7.5)
Canadian and provincial government securities	337.2	349.2	12.2	(0.2)
Corporate debt securities	222.6	224.7	3.5	(1.4)
Asset-backed securities	78.6	80.0	1.7	(0.3)
Mortgage-backed and other debt securities	38.4	38.9	0.5	—
Invested customer funds	4,868.2	4,878.5	$19.7	$(9.4)
Trust receivables	17.5	17.5
Total customer funds	$4,885.7	$4,896.0

Investments of Customer Funds at December 31, 2004

(Available-for-sale)

			Gross Unrealized
	Cost	Market	Gain	Loss
Money market securities and other cash equivalents	$2,619.4	$2,619.4	$—	$—
U.S. government and agency securities	750.4	758.7	8.8	(0.5)
Canadian and provincial government securities	323.0	337.0	14.0	—
Corporate debt securities	243.1	247.8	5.3	(0.6)
Asset-backed securities	77.7	78.8	1.4	(0.3)
Mortgage-backed and other debt securities	40.0	40.7	0.8	(0.1)
Invested customer funds	4,053.6	4,082.4	$30.3	$(1.5)
Trust receivables	13.6	13.6
Total customer funds	$4,067.2	$4,096.0

Investments of Customer Funds by Maturity Date

	March 31, 2005
	Cost	Market
Due in one year or less	$3,342.4	$3,342.7
Due in one to three years	342.8	350.4
Due in three to five years	541.2	538.0
Due after five years	641.8	647.4
Total	$4,868.2	$4,878.5

NOTE 9 – CAPITAL ASSETS

	March 31,	December 31,
	2005	2004
Property, Plant and Equipment
Land	$10.2	$10.2
Machinery and equipment (accumulated depreciation of $214.9 and $214.7)	284.5	288.6
Buildings and improvements (accumulated depreciation of $45.2 and $44.7)	101.2	101.5
Total property, plant and equipment	395.9	400.3
Accumulated depreciation	(260.1)	(259.4)
Property, plant and equipment, net	$135.8	$140.9

Goodwill
At beginning of year (HRS $814.8 and $801.6, Comdata $117.0 and $117.0)	$931.8	$918.6
Acquisitions (HRS $0.0 and $7.6, Comdata $6.1 and $0.0)	6.1	7.6
Translation and other adjustments (HRS)	(3.2)	5.6
At end of period (HRS $811.6 and $814.8, Comdata $123.1 and $117.0)	$934.7	$931.8

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $34.3 and $34.0)	$61.2	$59.0
Trademarks (accumulated amortization of $0.5 and $50.5)	1.0	51.1
Technology (accumulated amortization of $72.3 and $71.0)	85.3	84.8
Non-compete agreements (accumulated amortization of $8.3 and $7.8)	12.5	12.0
Total other intangible assets	160.0	206.9
Accumulated amortization	(115.4)	(163.3)
Other intangible assets, net	$44.6	$43.6

Software and Development Costs
Purchased software (accumulated amortization of $46.6 and $44.2)	$69.8	$67.5
Internally developed software costs (accumulated amortization of $52.5 and $48.5)	106.4	100.9
Total software and development costs	176.2	168.4
Accumulated amortization	(99.1)	(92.7)
Software and development costs, net	$77.1	$75.7

	For Periods Ended March 31,
	2005	2004
Depreciation and Amortization
Depreciation of property, plant and equipment	$10.4	$10.8
Amortization of other intangible assets	3.1	14.0
Amortization of software and development costs	6.8	5.9
Total	$20.3	$30.7

Amortization for other intangible assets held at March 31, 2005 is estimated to be $14.2 for 2005, $12.4 for 2006, $10.2 for 2007, $4.9 for 2008 and $2.4 for 2009.

NOTE 10 – SEGMENT DATA

	For Periods Ended March 31, Three Months
	2005	2004
HRS
Revenue	$265.2	$232.4
Earnings before interest and taxes	$12.3	$0.5

Total assets at March 31, 2005 and December 31, 2004 before customer funds	$1,309.4	$1,332.8
Customer funds	4,881.4	4,079.6
Total assets at March 31, 2005 and December 31, 2004	$6,190.8	$5,412.4

Comdata
Revenue	$92.2	$81.5
Earnings before interest and taxes	$23.1	$26.9

Total assets at March 31, 2005 and December 31, 2004 before customer funds	$699.1	$650.8
Customer funds	14.6	16.4
Total assets at March 31, 2005 and December 31, 2004	$713.7	$667.2

Other
Revenue	$—	$—
Earnings before interest and taxes	$—	$—

Total assets at March 31, 2005 and December 31, 2004	$154.5	$127.3

Total Ceridian
Revenue	$357.4	$313.9
Earnings before interest and taxes	$35.4	$27.4
Interest income (expense), net	(0.2)	(0.6)
Earnings before income taxes	$35.2	$26.8

Total assets at March 31, 2005 and December 31, 2004 before customer funds	$2,163.0	$2,110.9
Customer funds	4,896.0	4,096.0
Total assets at March 31, 2005 and December 31, 2004	$7,059.0	$6,206.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Factors that Could Affect Future Results” of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).  Such important factors include:

•                  Our ability to attract and retain customers

•                  The effect of changes in governmental regulations relating to employee benefits, taxes, funds transfer, the timing and amount of remittances of customer deposits, interest rates and other matters

•                  Success in introducing and selling new or enhanced products and services

•                  Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•                  Risks associated with litigation, including the pending stockholder litigation, SEC and other governmental investigations and similar matters

•                  Problems effecting system upgrades and conversions

•                  Our ability to adapt to changing technology

•                  Acquisition risks

•                  Our $350 million domestic revolving credit and Comdata receivables securitization facilities may restrict our operating flexibility

•                  Competitive conditions

•                  International operations risks

•                  Success of implementation of plans to improve performance of U.S. HRS business

•                  Our ability to increase operating efficiencies and reduce costs

•                  Liability for failures in legal compliance

•                  Seasonality of business

•                  Relationships with key vendors and suppliers

•                  Our change in the SVS revenue recognition policy and our changes in accounting for leases, derivative instruments and other items that resulted in our prior restatements

•                  Material weaknesses in our internal controls over financial reporting

You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this report and (ii) the consolidated financial statements and related notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2004 Form 10-K.

Ceridian Corporation provides human resource solutions to employers through our HRS business segment operations principally located in the United States, Canada and the United Kingdom.  We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

In the accompanying tables and text, we use certain abbreviations described below:

•                  “SG&A expense” represents selling, general and administrative expense

•                  “R&D expense” represents research and development costs

•                  “HRS” relates to our human resource solutions division and subsidiaries

•                  “Comdata” relates to the consolidated results of our transportation and retail services subsidiary, Comdata Network, Inc., and its subsidiaries

•                  “Other” relates to the results of our corporate center operations that were not allocated to our two business segments

•                  “NM” represents percentage relationships in the tables that are not meaningful

•                  “HRO” represents the human resource outsourcing services provided by HRS

RESULTS OF OPERATIONS

Consolidated Results - Overview

Our net earnings for the first quarter of 2005 amounted to $22.0 million, or 15¢ per diluted share, on revenue of $357.4 million compared to net earnings of $17.3 million, or 11¢ per diluted share, on revenue of $313.9 million in the first quarter of 2004.

Statements of Operations First Quarter Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue	$357.4	$313.9	43.5	13.8	100.0	100.0
Cost of revenue	192.9	177.2	15.7	8.8	54.0	56.4
SG&A expense	114.1	117.2	(3.1)	(2.8)	31.9	37.4
R&D expense	6.5	4.6	1.9	41.9	1.8	1.5
(Gain) loss on derivative instruments	9.5	(13.7)	23.2	NM	2.7	(4.3)
Other expense (income)	(1.0)	1.2	(2.2)	NM	(0.3)	0.4
Interest (income)	(1.4)	(0.5)	0.9	NM	(0.4)	(0.2)
Interest expense	1.6	1.1	0.5	45.6	0.5	0.3
Total costs and expenses	322.2	287.1	35.1	12.2	90.2	91.5
Earnings before income taxes	35.2	26.8	8.4	31.5	9.8	8.5
Income taxes	13.2	9.5	3.7	39.1	3.7	3.0
Net earnings	$22.0	$17.3	4.7	27.3	6.2	5.5
Diluted earnings per common share	$0.15	$0.11	0.04	36.4

Our consolidated revenue increased by $43.5 million in the first quarter of 2005 over the first quarter of 2004 with $32.8 million of the increase from HRS and $10.7 million from Comdata.

The following factors had the most significant impacts on our HRS revenue performance:

•                  Increased payroll services revenue from a higher customer base

•                  Increased revenue due to higher levels of invested customer funds and rising yields

•                  Increased revenue from LifeWorks and benefits services

•                  Benefits from changes in currency exchange rates on our international revenue

The following factors had the most significant impacts on our Comdata revenue performance:

•                  Continued growth in Comdata’s retail cards in use and transaction volume

•                  Higher transportation card transaction volume and fuel prices

Interest income and interest expense, which are not allocated to our business segments, both increased in the first quarter of 2005 over the first quarter of 2004.  The increase in interest income reflected higher yields as well as higher invested balances.  The increase in interest expense largely reflected costs related to the amendment of our credit facilities and the commencement of interest charges on the royalty obligation to Ultimate recorded as a result of the December 31, 2004 sale of the SourceWeb Assets.

Our total costs and expenses, excluding net interest, increased by $35.5 million in the first quarter of 2005 compared to the first quarter of 2004.  HRS costs and expenses increased by $21.0 million and Comdata costs and expenses increased by $14.5 million.  The principal factors affecting the comparison of total costs and expenses included:

•                  Gains and losses on our interest rate and diesel fuel price derivative instruments

•                  Accelerated amortization of the HRS CobraServ trademark in 2004

•                  Additional costs related to higher Comdata retail card sales and processing revenue

•                  Higher HRS technology support and implementation expenses

•                  Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•                  Severance costs in HRS in the first quarter of 2005

•                  Higher accounting compliance and SEC investigation costs

Our effective tax rate for the first quarter of 2005 was 37.5% compared to 35.5% for the first quarter of 2004 reflecting a favorable tax settlement in the first quarter of 2004.

Business Segment Results

Segment First Quarter Comparisons

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue
HRS	$265.2	$232.4	32.8	14.1	74.2	74.1
Comdata	92.2	81.5	10.7	13.2	25.8	25.9
Total	$357.4	$313.9	43.5	13.8	100.0	100.0

EBIT*
HRS	$12.3	$0.5	11.8	NM	4.6	0.2
Comdata	23.1	26.9	(3.8)	(13.9)	25.1	32.9
Total	$35.4	$27.4	8.0	29.6	9.9	8.7

*We measure the financial performance of our business segments by reference to earnings before interest and taxes (“EBIT”) since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue for our HRS business increased by $32.8 million to $265.2 million in the first quarter of 2005 over the first quarter of 2004.  Revenue from U.S. operations increased by $25.8 million as payroll and tax services contributed $18.2 million to the comparison, LifeWorks contributed $4.2 million and benefits services contributed $3.4 million.  The payroll and tax services comparison benefited from increases in investment income from customer funds as well as a higher payroll services customer base and growth in HRO services.  Additional services provided to U.S. Armed Services personnel under contract with the U.S. Department of Defense contributed $7.5 million to the increase in LifeWorks revenue, which more than offset a decrease in revenue from commercial customers.  Higher revenue for COBRA services largely provided the $3.4 million increase in benefits services operations revenue mainly due to the acquisitions of customer bases in 2004.

Our HRS revenue includes investment income from invested customer funds that constitutes a component of our fees for providing services to those customers.  Investment income from invested customer funds increased by $9.2 million to $27.0 million in the first quarter of 2005 from $17.8 million in the first quarter of 2004 due to higher average balances of invested customer funds and rising yields.  Higher average balances contributed $2.7 million to the increase in investment income and higher interest rates contributed $6.5 million.  The average balance of invested customer funds rose by $422.6 million or 15.2% to $3,197.2 million in the first quarter of 2005 from $2,774.6 million in the first quarter of 2004.  The higher average invested balance reflected continued growth of our payroll payment service where we make compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers.

Ceridian Canada revenue increased by $4.7 million to $39.5 million in the first quarter of 2005 from $34.8 million in the first quarter of 2004.  The effect of currency exchange rate changes contributed $2.4 million to this increase in revenue.  The remaining $2.3 million revenue increase resulted from price increases and improved sales performance.

Revenue from Ceridian Centrefile operations increased by $2.3 million to $24.1 million in the first quarter of 2005 from $21.8 million in the first quarter of 2004 as changes in currency exchange rates added $0.9 million.  Without regard to the currency exchange rate change, revenue increased by $1.4 million as growth in HRO and small business services provided $2.0 million while customer losses in the recurring payroll business and lower consulting revenue partially offset those gains.

Total costs and expenses, excluding net interest, for our HRS business increased by $21.0 million in the first quarter of 2005 compared to the first quarter of 2004 including the impact of a $16.0 million net loss as a result of changes in the carrying value of interest rate derivative instruments held for our U.S. operations, which are reported as (gain) loss on derivative instruments within costs and expenses.  The loss from interest rate derivative instruments amounted to $2.3 million in 2005 compared to a gain of $13.7 million during the first quarter of 2004, which increased HRS costs and expenses by $16.0 million.  The loss in the first quarter of 2005 represented the mark-to-market loss on our interest rate derivative instruments prior to their disposition in February 2005.  The first quarter of 2004 included $10.6 million of CobraServ trademark amortization of which $10.2 million was accelerated due to the decision in January 2004 to discontinue use of this trademark after December 2004.  Without regard to the impact of derivative instruments in the first quarter of 2005 compared to the first quarter of 2004, and the amortization of the CobraServ trademark in 2004, HRS total costs and expenses increased by $15.6 million in the first quarter of 2005 compared to the first quarter of 2004.

For U.S. operations, total costs and expenses, including the net loss on derivative instruments and 2004 amortization of the CobraServ trademark, increased by $16.6 million in the first quarter of 2005 compared to the first quarter of 2004.  Excluding the effect of the $16.0 million derivatives net loss between periods and the $10.6 million CobraServ amortization in 2004, the remaining increase of $11.2 million included increases of $8.2 million for cost of revenue, $3.6 million for SG&A expense and $2.1 million for R&D expense.  Other expense (income) decreased by $2.7 million in 2005 compared to 2004 largely due to a software impairment loss of $2.3 million in the first quarter of 2004.

Cost of revenue for U.S. operations increased by $8.2 million in the first quarter of 2005 compared to the first quarter of 2004 primarily due to increased costs of $4.4 million in payroll and tax filing services, $3.1 million in LifeWorks and $0.7 million in benefits services.  The increase for payroll and tax filing included $3.4 million from higher implementation and technology support costs and an increase of $2.5 million in compensation and benefits.  These increases were offset by the elimination of SourceWeb royalty costs since the present value of all future payments were expensed in December 2004 when the assets were sold.  The increase in LifeWorks largely reflected additional services provided to U.S. Armed Services personnel under contract with the U.S. Department of Defense.  The increase in benefits services cost of revenue largely reflected revenue growth in COBRA services.

SG&A expense for U.S. operations increased by $3.6 million in the first quarter of 2005 compared to the first quarter 2004 without regard to $10.6 million for CobraServ trademark amortization in 2004.  Selling expense decreased by $2.1 million due primarily to workforce reductions occurring after the first quarter of 2004.  Excluding the 2004 CobraServ amortization, general and administrative expense increased by $5.7 million largely due to severance costs of $3.0 million and accounting compliance and SEC investigation costs that were $1.8 million higher in the first quarter of 2005 than in the first quarter of 2004.  The remaining increase in both comparisons was largely due to higher staff support costs.

R&D expense for U.S. operations increased by $2.1 million in the first quarter of 2005 compared to the first quarter of 2004 due to additional staffing and an increase in compensation and benefits cost.

Total costs and expenses for Ceridian Canada increased by $1.5 million in the first quarter of 2005 compared to the first quarter of 2004.  Currency exchange rate changes in the first quarter of 2005 contributed $2.1 million to the increase.  Without regard to currency exchange and first quarter 2004 severance costs of $1.8 million, total costs and expenses increased by $1.2 million.  Increases in cost of revenue, due to revenue growth, and selling expense were offset in part by the conclusion of amortization on certain technology intangible assets in the first quarter of 2005.

Total costs and expenses for Ceridian Centrefile increased by $2.9 million in the first quarter of 2005 compared to the first quarter of 2004.  Currency exchange rate changes in the first quarter of 2005 contributed $0.8 million to the increase.  The remaining increase of $2.1 million included $1.7 million in cost of revenue, due primarily to additional staffing and growing the HRO business, and $1.1 million in SG&A expense.  These increases were offset in part by a $0.7 million reduction in R&D expense due to the completion of a project development effort later in 2004.

Comdata

Comdata revenue increased by $10.7 million to $92.2 million in the first quarter of 2005 compared to the first quarter of 2004 as revenue from retail services grew by $5.0 million and transportation revenue grew by $5.7 million due to improved general economic conditions and higher fuel prices.  The $5.0 million increase in revenue from retail services reflected a higher level of cards in use, greater transaction volume and the addition of new customers.  Gross billable fees, representing future revenue, increased during the first quarter of 2005 by $4.6 million compared to the same period in 2004 reflecting increased transaction volume as well as increased usage of the retail cards.  The $5.7 million increase for transportation services primarily related to the over-the-road business which increased by $3.4 million compared to 2004 as higher fuel prices contributed $2.1 million with the remaining increase largely due to higher transaction volume.  Business fleet revenue grew by $1.0 million due to higher fuel prices and greater utilization of BusinessLink services while revenue from sales of equipment to truck stops and truck stop services increased by $0.9 million.  The remaining increase in revenue of $0.4 million for the first quarter of 2005 over the first quarter of 2004 reflected growth in revenue from regulatory compliance services, including permitting and pilot services, and from factoring services.

Comdata costs and expenses, excluding net interest, increased by $14.5 million in the first quarter of 2005 compared to the first quarter of 2004 including the impact of a net loss on diesel fuel price derivative instruments of $7.1 million.  These instruments expire at the end of 2005.  Without regard to the net loss on diesel fuel derivative instruments, Comdata costs and expenses increased by $7.4 million.  Cost of revenue increased by $4.9 million in the first quarter of 2005 over the first quarter of 2004 with $4.0 million due primarily to the increase in retail services revenue.  The remaining $0.9 million increase in cost of revenue related primarily to equipment sold to truck stops.

Comdata SG&A expense increased by $2.1 million in the first quarter of 2005 compared to the first quarter of 2004 due primarily to an increase of $1.2 million in corporate allocations, including accounting compliance and SEC investigation costs and severance costs.  R&D expense increased by $0.4 million in the first quarter of 2005 compared to the first quarter of 2004.  The loss on diesel fuel price derivative instruments in the first quarter of 2005 was $7.1 million including $0.5 million of settlement payments made during the first quarter of 2005 as well as the $6.6 million revaluation as of March 31, 2005 of the amount expected to be paid to or received from counterparties before these instruments expire on December 31, 2005.  Comdata held no derivative instruments during the first quarter of 2004.

BALANCE SHEETS

Comparison of March 31, 2005 to December 31, 2004

(Dollars in millions)

	Amount		Inc (Dec)		% of Total
	Mar 2005	Dec 2004	$	%	Mar 2005	Dec 2004
Cash and equivalents	$254.0	$220.7	33.3	15.1	28.1	26.8
Receivables, net	547.5	505.7	41.8	8.3	60.6	61.4
Other current assets	101.9	97.6	4.3	4.4	11.3	11.8
Total current assets	$903.4	$824.0	79.4	9.6	100.0	100.0
Ratio of current assets to total operating assets					41.8	39.0
Current Ratio					1.58	1.72

Capital assets	$1,192.2	$1,192.0	0.2	—	94.7	92.6
Investments, including derivatives	16.8	44.5	(27.7)	(62.2)	1.3	3.5
Other noncurrent assets	50.6	50.4	0.2	0.4	4.0	3.9
Total noncurrent assets	$1,259.6	$1,286.9	(27.3)	(2.1)	100.0	100.0

Total operating assets	$2,163.0	$2,110.9	52.1	2.5	30.6	34.0
Customer funds	4,896.0	4,096.0	800.0	19.5	69.4	66.0
Total assets	$7,059.0	$6,206.9	852.1	13.7	100.0	100.0

Current debt	$69.8	$14.9	54.9	NM	12.2	3.1
Drafts and settlements payable	187.0	153.4	33.6	21.9	32.7	32.0
Other current liabilities	315.6	310.7	4.9	1.6	55.1	64.9
Total current liabilities	$572.4	$479.0	93.4	19.5	100.0	100.0

Noncurrent debt	$9.3	$85.8	(76.5)	(89.2)	3.2	23.5
Employee benefit plans	210.9	208.4	2.5	1.2	71.8	57.1
Other noncurrent liabilities	73.6	70.8	2.8	4.0	25.0	19.4
Total noncurrent liabilities	$293.8	$365.0	(71.2)	(19.5)	100.0	100.0
Total operating liabilities	$866.2	$844.0	22.2	2.6	12.3	13.6
Customer funds obligations	4,885.7	4,067.2	818.5	20.1	69.2	65.5
Stockholders’ equity	1,307.1	1,295.7	11.4	0.9	18.5	20.9
Total liabilities and stockholders’ equity	$7,059.0	$6,206.9	852.1	13.7	100.0	100.0

Total Debt	$79.1	$100.7	(21.6)	(21.4)	5.7	7.2
Stockholders’ Equity	1,307.1	1,295.7	11.4	0.9	94.3	92.8
Total Capitalization	$1,386.2	$1,396.4	(10.2)	(0.7)	100.0	100.0

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

Our operating assets increased by $52.1 million during the first three months of 2005 as current assets increased by $79.4 million and noncurrent assets decreased by $27.3 million.  Our current assets increase was due primarily to increases of $33.3 million in cash and equivalents and $41.8 million in receivables.  We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.”  The increase in receivables included a $56.9 million increase in Comdata receivables due largely to the seasonally lower level of transportation services activity at the end of the calendar year.  Our noncurrent assets decreased by $27.3 million largely as the result of the February 2005 disposition of our HRS interest rate derivative instruments, which were carried at $26.8 million at the end of 2004.  Customer funds assets increased by $800.0 million during the first quarter of 2005 due to seasonally high customer funds balances and growth in sales of payment services products.

Current liabilities increased by $93.4 million during the first three months of 2005 as the $55.0 million outstanding under the Comdata receivables securitization facility became due on a current basis.  In addition, Comdata drafts and settlements payable increased by $33.6 million, corresponding to the increase in Comdata receivables.  The decrease of $71.2 million in noncurrent liabilities includes a reduction in borrowings under our Comdata receivables securitization facility of $20.0 million as well as the reclassification of the remaining $55.0 million balance to a current status.  Customer funds obligations increased by $818.5 million together with the increase in customer funds assets, without regard to unrealized gains added to the assets as a result of revaluing these securities at market prices.  The increase of $11.4 million in stockholders’ equity is largely comprised of year-to-date net earnings of $22.0 million offset by a reduction in unrealized gains on invested customer funds.

CASH FLOWS

Cash and equivalents increased by $33.3 million to $254.0 million during the first quarter of 2005 as cash inflows from operating activities and proceeds from the disposition of our HRS interest rate derivative instruments of $21.0 million more than offset a $20.0 million reduction in the amount outstanding under our Comdata receivables securitization facility.  Changes in working capital had little effect on cash flows from operating activities in the first quarter of 2005 as the net cash outflow from seasonal variations in Comdata receivables and drafts and settlements payable largely offset an increase in accrued income taxes.  The net cash inflows from investing activities include the $21.0 million proceeds from the disposition of our HRS interest rate derivative instruments and $1.4 million from the sale of Ultimate stock as well as outflows of $13.6 million for capital expenditures and $8.2 million for the acquisition of Tranvia.  Cash outflows from financing activities largely reflected the $20.0 million reduction in the amount outstanding under our Comdata receivables securitization facility.

Consolidated Statements of Cash Flow Highlights

(Dollars in millions)

	Three Months Ended March 31,
	2005	2004	Change

Operating activities	$53.7	$71.2	$(17.5)
Investing activities	0.6	(12.6)	13.2
Financing activities	(20.5)	(47.7)	27.2
Effect of exchange rate changes on cash	(0.5)	0.2	(0.7)
Net cash flows provided (used)	$33.3	$11.1	$22.2

Cash and equivalents at 3/31/05 and 12/31/04	$254.0	$220.7	$33.3

Operating Activities

Net cash inflows from operating activities decreased by $17.5 million to $53.7 million during the first three months of 2005 compared to $71.2 million during the first three months of 2004.  While net cash inflows from net earnings increased by $8.8 million in the comparison, net cash from working capital items decreased by $26.3 million.  The change in net cash inflows (outflows) from working capital activities related largely to a greater increase in Comdata receivables, net of related drafts and settlements payable, in the first quarter of 2005 than in the first quarter of 2004.  The increase in net receivables is due in large part to the effect of rising diesel fuel prices on the carrying values of Comdata receivables.

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Three Months Ended March 31,
	2005	2004	Change

Net earnings	$22.0	$17.3	$4.7
Provision for deferred income taxes	0.5	0.1	0.4
Depreciation and amortization	20.3	30.7	(10.4)
Provision for doubtful accounts	2.4	2.6	(0.2)
Asset write-downs	—	2.3	(2.3)
Unrealized (gain) loss on derivative instruments	12.5	(5.5)	18.0
Other reconciling items	2.1	3.5	(1.4)
From net earnings	59.8	51.0	8.8
From working capital activities	(6.1)	20.2	(26.3)
Cash flows provided by operating activities	$53.7	$71.2	$(17.5)

Investing Activities

Investing activities provided net cash inflows of $0.6 million in the first quarter of 2005 compared to net cash outflows of $12.6 million in the first quarter of 2004.  In the first quarter of 2005, capital expenditures amounted to $13.6 million, consisting of property, plant and equipment expenditures of $5.5 million and software and development expenditures of $8.1 million.  In the first quarter of 2004, capital expenditures amounted to $11.7 million, consisting of property, plant and equipment expenditures of $6.0 million and software and development expenditures of $5.7 million.  Proceeds from sale of businesses and assets amounted to $22.4 million in the first quarter of 2005 including $21.0 million from the disposition of our interest rate derivative instruments and

$1.4 million from the sale of 108,289 shares of Ultimate common stock.  The amounts expended for acquisitions of investments and businesses, net of cash acquired, amounted to $8.2 million in 2005 and $0.9 million in 2004.  In the first quarter of 2005, Comdata acquired Tranvia, Inc., a merchant processor for credit, debit, prepaid and e-commerce activities, for $8.2 million.  During the first quarter of 2004, we acquired a customer base for COBRA services from a major insurance company for $0.9 million.  We describe these transactions further in the note to our consolidated financial statements entitled “Investing Activity.”

Financing Activities

Financing activities resulted in net cash outflows of $20.5 million during the first quarter of 2005 and $47.7 million during the first quarter of 2004.  We reduced the amount outstanding on our Comdata receivables securitization facility by $20.0 million in the 2005 quarter.

During the first quarter of 2004, we paid $58.4 million to repurchase 3,012,400 shares of our common stock on the open market at an average net price of $19.42 per share under an existing stock repurchase program.  No shares were repurchased on the open market during the first quarter of 2005.

Proceeds from exercises of stock options and employee stock plan purchases amounted to $2.3 million during the first quarter of 2005 and $11.6 million in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under external credit facilities.  Cash balances and cash flows are discussed under the section entitled “Cash Flows” above.  Cash flows from operations are primarily influenced by the same factors that influence operating results.  We discussed these in a preceding section of this discussion entitled “Results of Operations” and in several of the cautionary factors.  In addition to issues discussed in “Cash Flows” above, cautionary factors of particular relevance to our liquidity needs include those that refer to:

•                  The effects of changes in government regulations relating to employee benefits, taxes, funds transfer, the timing and amount of remittances and customer deposits, interest rates and other matters

•                  Our ability to attract and retain customers

•                  Economic factors such as trade, monetary and fiscal policies and political and economic conditions

Our Board of Directors approved a stock repurchase program in 2002 that authorized the repurchase of up to 12,500,000 Ceridian common shares.  As of March 31, 2005, 6,350,500 shares of our common stock remained under the repurchase authorization from our Board of Directors.  We resumed the stock repurchase program, which has been inactive since July 2004, during the second quarter of 2005.  We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

At March 31, 2005, our committed credit arrangements included a domestic revolving credit facility that provides up to $350.0 million for a combination of advances of which up to $50.0 million can be used for letters of credit until March 2006.  The interest rate on this facility is 1% per annum over LIBOR.  In addition, at March 31, 2005, we had a $150.0 million receivables securitization facility with a term ending in June 2005, which uses selected Comdata trade receivables as collateral for borrowing.  The interest rate on this facility is based on the lender’s commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum.  At March 31, 2005, Ceridian Centrefile held a £6.5 million overdraft facility available through May 2005 under which £4.5 million had been drawn.  The interest rate on this facility is 1% per annum over the bank’s base rate (4.75% per annum on March 31, 2005).

As of March 31, 2005, we have unused borrowing capacity under the $350.0 million domestic revolving credit facility amounting to $347.5 million of which $55.0 million serves as backup to the Comdata receivables securitization facility.

The domestic revolving credit facility expires on March 30, 2006, which is less than one year to maturity at the date of this report.  Liabilities issued under the domestic revolving credit facility and liabilities backed up by the facility, including the $55.0 million borrowings under the Comdata receivables securitization facility, are now categorized as current portion of long-term obligations rather than as long-term obligations, less current portion.  We expect to renew the Comdata receivables securitization facility and the domestic revolving credit facility prior to their respective maturity dates.

We are in compliance with all covenants related to our credit facilities.  These covenants require that our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  These covenants also limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures, among other things.  In 2004 and early 2005, we amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver our Quarterly Reports on Form 10-Q for the second and third quarters of 2004, our 2004 Form 10-K and this report to our lenders without the delayed delivery constituting a default under these agreements.

Our contractual commitments and contingencies at December 31, 2004 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in the 2004 Form 10-K.  There have been no material changes to these contractual commitments and contingencies during the quarter ended March 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in the 2004 Form 10-K.  There have been no material changes to these policies and estimates during the quarter ended March 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2004 Form 10-K.  There have been no material changes to our market risk during the quarter ended March 31, 2005.

Our market risk exposure is primarily due to the variability of interest income earned on the investment of customer funds in lieu of fees and reported as revenue.  On February 4, 2005, we disposed of our interest rate derivative instruments and received cash proceeds of $21.0 million, which represented the fair market value of the contracts on the disposal date.  From December 31,

2004 to the disposal date, we received $3.5 million in cash for settlements on these derivative instruments.  The $2.3 million difference between the December 31, 2004 carrying value of $26.8 million and the $24.5 million total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005.

We also face market risk exposure due to variability in the prices of fuel (both diesel fuel and gasoline).  In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased.  As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly.  In the fourth quarter of 2004, Comdata entered into diesel fuel price derivative contracts to swap the floating price of fuel for an average fixed price of $1.92 per gallon effective until December 31, 2005.  The carrying amount of these diesel fuel price derivative instruments at March 31, 2005 was a liability of $5.8 million, representing the expected aggregate future payments to the counterparty over the term of the contracts.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based upon that evaluation, we have concluded that as of March 31, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  However, to address the material weaknesses described in the paragraphs below, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this report.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. The assessment was provided in our “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2004 Form 10-K. This assessment identified deficiencies in our internal control over financial reporting, and management has determined that each of the following deficiencies individually constitutes a “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2004:

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

•                  We did not maintain policies and procedures designed to ensure that we accounted for software capitalization, revenue recognition, and expense recognition in accordance with accounting principles generally accepted in the United States of

America (“U.S. GAAP”) and did not maintain effectively-designed preventive and detective controls to ensure proper application of U.S. GAAP in the financial reporting process;

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

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting

In July 2004, we began performing periodic internal accounting reviews of HRS. These reviews are performed at least once per quarter and evaluate compliance with our policies and with U.S. GAAP related to the capitalization and amortization of internally developed software costs, and the month-end close and cost and expense accrual process. These reviews are performed by HRS personnel, as well as by our Internal Audit Department, and have been completed through the end of first quarter of 2005.

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

•                  redesigning of our account reconciliation process at HRS to ensure that, among other things, such accounts are being reconciled on a timely basis, the reconciliation is being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed; and

•                  establishment of a process to review long-lived assets on a quarterly basis.

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

Changes in Internal Controls

In the third quarter of 2004, we began to remediate identified deficiencies in our internal control over financial reporting.  Other than such actions noted above under the heading “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting” as were implemented in the first quarter of 2005, there have been no other changes to our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation.  In February 2004, we provided documents responsive to the SEC.  In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors.  We kept the SEC advised on a regular basis of the Audit Committee’s investigation.  On December 10, 2004, we received a further formal confidential document request from the SEC.  The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures.  The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws.  We are fully cooperating with the SEC and are in the process of responding to the SEC’s additional document request.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (January 1, 2005- January 31, 2005)	27,322	(2)	$17.65	—	6,350,500

Month #2 (February 1, 2005- February 28, 2005)	—		—	—	6,350,500

Month #3 (March 1, 2005- March 31, 2005)	—		—	—	6,350,500

Total:	27,322	(2)	$17.65	—	6,350,500

(1)          On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased.  We disclosed this repurchase program in our periodic reports filed with the SEC, including the Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003.  The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.  The total remaining authorization under the repurchase program was 6,350,500 shares as of April 1, 2005; the repurchase program has no set expiration or termination date.

(2)          27,322 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Item 6.  Exhibits

(a)                                  Exhibits.

10.01

Eighth Amendment to Credit Agreement dated as of May 15, 2005 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A.

10.02

Amendment No. 9 to Receivables Purchase Agreement and Amendment No. 6 to Performance Undertaking entered into as of May 15, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: May 23, 2005	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)