Form 10-Q
period 2005-06-30
CERIDIAN CORP /DE/
filed 2005-08-09
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

YES  ☒   NO  ☐

The number of shares of registrant’s Common Stock, par value $.01 per share, outstanding as of July 29, 2005, was 146,298,606.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2005

Part I.  Financial Information

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004

Revenue	$358.0	$316.5	$715.4	$630.4
Costs and Expenses
Cost of revenue	199.0	178.0	391.9	355.2
Selling, general and administrative	109.8	117.1	223.9	234.3
Research and development	7.2	8.3	13.7	12.9
(Gain) loss on derivative instruments	(0.1)	19.0	9.4	5.3
Other expense (income)	(0.7)	(2.9)	(1.7)	(1.7)
Interest income	(2.0)	(0.5)	(3.4)	(1.0)
Interest expense	1.3	0.9	2.9	2.0
Total costs and expenses	314.5	319.9	636.7	607.0
Earnings (loss) before income taxes	43.5	(3.4)	78.7	23.4
Income tax provision (benefit)	10.0	(1.1)	23.2	8.4
Net earnings (loss)	$33.5	$(2.3)	$55.5	$15.0

Earnings (loss) per share
Basic	$0.23	$(0.02)	$0.37	$0.10
Diluted	$0.22	$(0.02)	$0.37	$0.10

Shares used in calculations (in 000’s)
Weighted average shares (basic)	147,826	148,607	148,969	148,928
Dilutive securities	1,182	—	1,090	2,737
Weighted average shares (diluted)	149,008	148,607	150,059	151,665

Antidilutive shares excluded (in 000’s)	6,693	753	12,458	927

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)

	June 30, 2005	December 31, 2004
Assets
Cash and equivalents	$237.0	$220.7
Trade and other receivables, less reserves and allowance for doubtful accounts of $23.8 and $20.3	560.5	505.7
Current deferred income taxes	28.1	27.2
Other current assets	68.9	70.4
Total current assets	894.5	824.0
Property, plant and equipment, net	126.5	140.9
Goodwill	931.5	931.8
Other intangible assets, net	42.4	43.6
Software and development costs, net	80.1	75.7
Prepaid pension cost	10.0	13.1
Deferred income taxes	30.8	26.7
Investments	17.3	16.4
Derivative instruments	—	28.1
Other noncurrent assets	9.4	10.6
Total assets before customer funds	2,142.5	2,110.9
Customer funds	3,982.5	4,096.0
Total assets	$6,125.0	$6,206.9

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$67.6	$14.9
Accounts payable	49.7	62.8
Drafts and settlements payable	215.1	153.4
Customer advances	38.4	31.1
Deferred income	82.4	87.4
Accrued taxes	38.5	28.7
Employee compensation and benefits	63.1	53.0
Other accrued expenses	47.4	47.7
Total current liabilities	602.2	479.0
Long-term obligations, less current portion	8.1	85.8
Deferred income taxes	38.7	32.5
Employee benefit plans	209.9	208.4
Other noncurrent liabilities	40.4	38.3
Total liabilities before customer funds obligations	899.3	844.0
Customer funds obligations	3,947.7	4,067.2
Total liabilities	4,847.0	4,911.2

Stockholders’ equity	1,278.0	1,295.7
Total liabilities and stockholders’ equity	$6,125.0	$6,206.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	For Periods Ended June 30, Six Months
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$55.5	$15.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(4.4)	(8.9)
Depreciation and amortization	41.7	61.4
Provision for doubtful accounts	6.3	5.2
Asset write-downs	0.3	2.5
Unrealized (gain) loss on derivative instruments	11.1	21.6
Gain on sale of marketable securities	(1.0)	(3.5)
Gain on sale of property	(1.1)	—
Other	8.3	7.2
Decrease (increase) in trade and other receivables	(62.3)	(25.4)
Increase (decrease) in accounts payable	(16.0)	(1.7)
Increase (decrease) in drafts and settlements payable	61.8	48.1
Increase (decrease) in employee compensation and benefits	10.8	—
Increase (decrease) in accrued taxes	11.6	11.4
Increase (decrease) in other current assets and liabilities	4.7	(8.9)
Net cash provided by (used for) operating activities	127.3	124.0
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(13.9)	(13.9)
Expended for software and development costs	(18.5)	(15.4)
Proceeds from sales of businesses and assets	30.2	0.9
Expended for acquisitions of investments and businesses, less cash acquired	(8.2)	(11.9)
Net cash provided by (used for) investing activities	(10.4)	(40.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(21.6)	(2.6)
Repayment of other debt and long-term obligations	(5.4)	(2.0)
Repurchase of common stock	(87.4)	(80.3)
Proceeds from stock option exercises and stock sales	15.6	44.5
Net cash provided by (used for) financing activities	(98.8)	(40.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.8)	(0.9)

NET CASH FLOWS PROVIDED (USED)	16.3	42.4
Cash and equivalents at beginning of period	220.7	124.2
Cash and equivalents at end of period	$237.0	$166.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in millions)

	June 30, 2005	December 31, 2004
Common Stock
Par value - $.01
Shares authorized – 500,000,000
Shares issued – 151,422,542 and 151,073,244	$1.5	$1.5
Shares outstanding – 145,851,420 and 149,423,127
Additional paid-in capital	938.0	936.6
Retained earnings	621.0	565.5
Treasury stock, at cost (5,571,122 and 1,650,117 common shares)	(108.1)	(33.2)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	4.4	3.6
Unrealized gain on invested customer funds	22.3	18.5
Foreign currency translation adjustment	38.8	44.1
Pension liability adjustment	(239.9)	(240.9)
Total stockholders’ equity	$1,278.0	$1,295.7

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

(Dollars in millions, except per share data)

NOTE 1 – GENERAL

Basis of Presentation

In the opinion of Ceridian Corporation, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of June 30, 2005, and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2005 and 2004.  We have reclassified certain prior year amounts to conform to the current year’s presentation.  The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements should be read in conjunction with these notes to consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standards (“SFAS”) entitled “Share-Based Payment” (“SFAS 123R”).  The principal effect of SFAS 123R will be to require the inclusion in our earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements.  SFAS 123R will become effective for our quarterly report for the quarter ended March 31, 2006.  We are presently studying SFAS 123R and believe that the compensation expense that would be determined as a result of adoption of its provisions would not differ materially from the pro forma amounts previously presented in the notes to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” that is effective for transactions occurring in fiscal periods beginning after June 15, 2005.  We do not expect that adoption of this standard will have a material effect on our investing activities.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” that replaces Accounting Principles Board Opinion No. 20.  The new standard generally requires retrospective treatment (restatement of comparable prior period information) rather than a cumulative effect adjustment for the effect of a change in accounting principle or method of application.  The new standard is effective for years beginning after December 15, 2005 with early adoption permitted and is not expected to have a material effect on the presentation of our consolidated financial statements.

NOTE 2 – ACCRUED EXIT COSTS

On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. (“RSM”) for $4.0 pursuant to the terms and conditions of an asset purchase agreement (“Asset Purchase Agreement”).  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $9.1 pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds.  The impaired assets primarily consisted of a purchased software license from The Ultimate Software Group, Inc. (“Ultimate”) and

capitalized software development costs.   In addition to this asset impairment, we also recorded a $19.4 pre-tax loss on disposal which comprised the fair value of the future minimum royalty obligation to Ultimate of $19.2 and $0.2 of employee severance costs.

SourceWeb was a payroll platform within the small business division of our Human Resource Solutions (“HRS”) business segment.  Pursuant to the terms of the Asset Purchase Agreement, we agreed to provide certain transitional and third party services to RSM for up to nine months from December 31, 2004.

	Severance	Occupancy Costs	Contracts	Total

2004 Exit Activities
SourceWeb	$0.2	$—	$19.2	$19.4
Other	0.2	0.1	—	0.3
Total accrued exit costs	0.4	0.1	19.2	19.7
Utilization:
2004 cash payments	(0.1)	—	—	(0.1)
2005 cash payments	(0.3)	(0.1)	(2.6)	(3.0)
Balance at June 30, 2005	$—	$—	$16.6	$16.6

NOTE 3 — COMPREHENSIVE INCOME (LOSS)

	For Periods Ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004

Net earnings (loss)	$33.5	$(2.3)	$55.5	$15.0
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(3.1)	(4.2)	(5.3)	3.9
Change in unrealized gain (loss) from marketable securities	0.5	(1.7)	2.3	3.7
Change in unrealized gain (loss) from invested customer funds	25.3	5.3	6.7	5.3
Change in pension liability adjustment	1.3	0.1	1.4	0.1
Less unrealized gain previously reported on:
Marketable securities sold or settled in this period	—	(3.0)	(1.0)	(3.5)
Customer funds securities sold or settled in this period	(0.8)	(0.1)	(0.8)	(0.1)
Other comprehensive income (loss) before income taxes	23.2	(3.6)	3.3	9.4
Income tax (provision) benefit	(9.6)	(0.1)	(3.0)	(1.8)
Other comprehensive income (loss) after income taxes	13.6	(3.7)	0.3	7.6
Comprehensive income (loss)	$47.1	$(6.0)	$55.8	$22.6

NOTE 4 — OTHER EXPENSE (INCOME)

	For Periods Ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004
Gain on sale of marketable securities	$—	$(3.0)	$(1.0)	$(3.5)
Foreign currency translation expense (income)	0.1	(0.2)	0.1	(0.8)
Gain on sale of property	(1.1)	(0.1)	(1.1)	(0.1)
Asset write-downs	0.3	0.2	0.3	2.5
Other expense (income)	—	0.2	—	0.2
Total	$(0.7)	$(2.9)	$(1.7)	$(1.7)

During the second quarter of 2005, we sold land for $7.8 resulting in a net gain of $1.1 recorded in other expense (income).  In January 2004, we committed to the internal development of a replacement for our HRS LifeWorks customer management system as a result of the failure of an external contractor to meet our requirements for such a project.  We recorded an asset write-down of $2.3 in the first quarter of 2004 representing the carrying value of the capitalized software related to work performed by the external contractor that was abandoned and determined to have no future value to us.

NOTE 5 – EMPLOYEE PLANS

Retirement Plans

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	For Periods Ended June 30,
	Three months		Six months
Net Periodic Pension Cost	2005	2004	2005	2004
Service cost	$1.1	$0.9	$2.1	$1.8
Interest cost	10.2	10.4	20.5	20.9
Expected return on plan assets	(11.7)	(11.6)	(23.4)	(23.3)
Net amortization and deferral	4.1	3.8	8.2	7.6
Net periodic pension cost	3.7	3.5	7.4	7.0
Settlements	1.3	—	1.3	—
Total benefit cost	$5.0	$3.5	$8.7	$7.0

	For Periods Ended June 30,
	Three months		Six months
Net Periodic Postretirement Benefit Cost	2005	2004	2005	2004
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.7	0.8	1.5	1.7
Actuarial loss amortization	0.1	0.1	0.2	0.2
Net periodic postretirement benefit cost	$0.9	$0.9	$1.8	$1.9

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

Pro Forma Effect of Fair Value Accounting

	For Periods Ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004

Net earnings (loss) as reported	$33.5	$(2.3)	$55.5	$15.0
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.1	0.4	0.8	0.8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.3)	(4.0)	(5.1)	(7.8)
Pro forma net earnings (loss)	$31.3	$(5.9)	$51.2	$8.0
Basic earnings (loss) per share as reported	$0.23	$(0.02)	$0.37	$0.10
Pro forma basic earnings (loss) per share	$0.21	$(0.04)	$0.34	$0.05
Diluted earnings (loss) per share as reported	$0.22	$(0.02)	$0.37	$0.10
Pro forma diluted earnings (loss) per share	$0.21	$(0.04)	$0.34	$0.05
Weighted-Average Assumptions
Expected lives in years	3.76	3.77	3.90	3.92
Expected volatility	34.9%	37.9%	35.5%	38.7%
Expected dividend rate	—	—	—	—
Risk-free interest rate	3.7%	3.6%	4.1%	2.6%
Weighted-average fair value of stock options granted in the period	$5.44	$7.28	$5.98	$6.85

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

Our fuel price risk management objective is to protect Comdata net income from the effects of falling fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price.  In March 2004, Comdata entered into a diesel fuel price derivative contract with a strike price of $1.51 per gallon that was effective until December 31, 2004.  In the fourth quarter of 2004, we entered into additional diesel fuel price derivative contracts with similar terms and an average strike price of $1.92 per gallon effective until December 31, 2005.  We made payments of $1.8 against these contracts and recorded a net loss on diesel fuel price derivative instruments of $7.1 during the first six months of 2005.  During the first six months of 2004, we made no payments and recorded a net loss of $0.9 in the second quarter on diesel fuel derivative contracts.  Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $4.5 at June 30, 2005.

We continuously monitor fuel price volatility and the cost of derivative contracts and may enter into additional fuel price derivative contracts solely for the purpose of managing fuel price risk when market conditions are favorable to such transactions.  We may use gasoline derivative instruments as part of our fuel price risk management program, but no such instruments were held during the first half of 2005.

Investments and Acquisitions/Divestitures of Businesses

Publicly Held Investments.  At December 31, 2004, we held 556,711 shares of Ultimate common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share, which we acquired for $3.0 in March 2003.  During the first quarter of 2005, we sold 108,289 shares of Ultimate for proceeds of $1.4 and a net gain of $1.0 reported in other expense (income), which reduced our holding to 448,422 Ultimate shares and the warrant at June 30, 2005.  The carrying values of our holdings of Ultimate amounted to $8.3 at June 30, 2005 and $7.7 at December 31, 2004.  In addition, we held 199,311 common shares of U.S.I. Holdings Corporation (“USIH”) at June 30, 2005 and December 31, 2004.  The carrying values of our holdings of USIH amounted to $2.6 at June 30, 2005 and $2.3 at December 31, 2004.  At June 30, 2005, the net unrealized gain on marketable securities amounted to $4.5, after reduction for deferred income taxes of $2.6, and is reported in accumulated other comprehensive income.  This compares to a net unrealized gain on marketable securities of $3.6, after reduction for deferred income taxes of $2.2, at December 31, 2004.

Acquisitions/Divestitures of Businesses.  In the first quarter of 2005, Comdata acquired Tranvia, Inc. (“Tranvia”), a merchant processor for credit, debit, prepaid and e-commerce activities for $8.2 and preliminarily recorded goodwill of $6.1, other intangible assets totaling $3.4 and net liabilities of $1.3.

Tranvia revenue for its year ended December 31, 2004 was $3.3.  The results of operations for Tranvia have been included in our consolidated reports of operations since the date of acquisition.  Pro forma results of operations have not been presented because the effect of the acquisition is not material.

NOTE 7 – FINANCING

Debt Instruments

In June 2005, Comdata renewed its existing $150.0 receivables securitization program by amending the agreements to extend the facility to June 15, 2008 with similar terms.  The interest rate on this facility is based on the lender’s commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum.  The amount outstanding under this facility was $75.0 at December 31, 2004, which we reduced by $20.0 in March 2005, with a remaining amount outstanding of $55.0 at June 30, 2005.  The aggregate amount of receivables serving as collateral amounted to $202.2 at June 30, 2005, and $191.9 at December 31, 2004.  The amounts outstanding as debt and the collateralized receivables remain on our consolidated balance sheet since the terms of the facility permit us to repurchase the receivables.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit at an interest rate of 1% per annum over LIBOR.  We utilized $2.5 of the facility at June 30, 2005 and $2.3 at December 31, 2004 for letters of credit.  Unused borrowing capacity under this facility amounted to $347.5 at June 30, 2005 and $347.7 at December 31, 2004 of which $55.0 serves as backup to the Comdata receivables securitization facility as of June 30, 2005.  Liabilities issued under the domestic revolving credit facility and liabilities backed up by the facility, including the $55.0 borrowing under the Comdata receivables securitization facility, are categorized as current portion of long-term obligations since the domestic revolving credit facility expires on March 30, 2006.  We expect to renew the domestic revolving credit facility prior to its maturity date.

Ceridian Centrefile has available through February 28, 2006 a £6.5 million ($11.8 at June 30, 2005) overdraft facility at an interest rate of 1% per annum over the bank’s base rate totaling 5.75% per annum at June 30, 2005.  The amount outstanding under Ceridian Centrefile’s borrowing arrangements amounted to $6.7 at June 30, 2005, and $9.0 at December 31, 2004.

Our capital lease obligations for equipment amounted to $14.0 at June 30, 2005 and $16.7 at December 31, 2004.

We remained in compliance with covenants under our credit facilities at June 30, 2005.  In 2004 and 2005, we amended our domestic revolving credit facility and the Comdata receivables securitization facility to allow additional time to deliver our Quarterly Reports on Form 10-Q for the second and third quarters of 2004, our 2004 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of 2005 without the delayed delivery constituting a default under these agreements.

Equity Instruments

During the first six months of 2005, we paid $90.8 to repurchase 4,724,450 shares of our common stock on the open market at an average net price of $19.22 per share.  We recorded accounts payable of $3.4 for late June 2005 open market trades that were settled in early July 2005 and will report these financing cash outflows in the third quarter of 2005.  As of June 30, 2005, we had 1,626,050 additional shares of our common stock available for repurchase under an existing authorization from our Board of Directors.  On July 27, 2005, our

Board of Directors authorized the repurchase of up to 20,000,000 additional shares, from time to time, in the open market or in privately negotiated transactions bringing the total authorization to 21,626,050 at that date.  We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

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

At June 30, 2005, the fair value of investments of customer funds exceeded the related amortized cost by $34.8.  This resulted in a net of tax unrealized gain of $22.3 in accumulated other comprehensive income.

Investment income from investments of customer funds includes the yield on these securities as well as realized gains and losses upon disposition and constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from investment of customer funds included in revenue for the periods ended June 30, 2005 and 2004 amounted to $27.1 and $17.9 for the quarterly periods and $54.1 and $35.7 for the year-to-date periods.  Sale of customer funds investments resulted in a net realized gains of $0.8 and $0.1 for the six months ended June 30, 2005 and 2004 on a specific identification basis.  The average cost basis of invested customer funds amounted to $2,919.7 and $3,065.7 for the three and six month periods ended June 30, 2005 and $2,529.7 and $2,652.2 for the comparative periods of 2004.

The following tables provide information on amortized cost and fair value for selected classifications of investments of customer funds and amounts by maturity date.  None of the securities that constituted the unrealized loss have been in an unrealized loss position continuously for twelve months or longer.

Investments of Customer Funds at June 30, 2005

(Available-for-sale)

			Gross Unrealized
	Cost	Market	Gain	Loss
Money market securities and other cash equivalents	$2,370.0	$2,370.0	$—	$—
U.S. government and agency securities	894.8	901.5	7.5	(0.8)
Canadian and provincial government securities	339.8	362.0	22.2	—
Corporate debt securities	226.1	229.7	4.5	(0.9)
Asset-backed securities	73.8	75.5	1.9	(0.2)
Mortgage-backed and other debt securities	32.0	32.6	0.7	(0.1)
Invested customer funds	3,936.5	3,971.3	$36.8	$(2.0)
Trust receivables	11.2	11.2
Total customer funds	$3,947.7	$3,982.5

Investments of Customer Funds at December 31, 2004

(Available-for-sale)

			Gross Unrealized
	Cost	Market	Gain	Loss
Money market securities and other cash equivalents	$2,619.4	$2,619.4	$—	$—
U.S. government and agency securities	750.4	758.7	8.8	(0.5)
Canadian and provincial government securities	323.0	337.0	14.0	—
Corporate debt securities	243.1	247.8	5.3	(0.6)
Asset-backed securities	77.7	78.8	1.4	(0.3)
Mortgage-backed and other debt securities	40.0	40.7	0.8	(0.1)
Invested customer funds	4,053.6	4,082.4	$30.3	$(1.5)
Trust receivables	13.6	13.6
Total customer funds	$4,067.2	$4,096.0

Investments of Customer Funds by Maturity Date

	June 30, 2005
	Cost	Market
Due in one year or less	$2,463.8	$2,465.1
Due in one to three years	372.4	379.5
Due in three to five years	473.4	477.0
Due after five years	626.9	649.7
Total	$3,936.5	$3,971.3

NOTE 9 – INCOME TAXES

At December 31, 2004, our income tax returns remained subject to income tax audits in various jurisdictions for 1989 and subsequent years, as a result of tax sharing agreements related to the disposition of certain operations.  During the second quarter of 2005, we reversed $5.8 of income tax reserves as a result of a favorable tax settlement related to the tax returns of those operations for which Ceridian had remained liable under tax sharing agreements.

We currently have undistributed earnings in our international subsidiaries that may allow us to take advantage of the American Jobs Creation Act of 2004.  We are still examining the impact of this Act and have determined that it is possible to remit between $50 and $86, with the respective additional tax liability ranging from $3 to $5.

NOTE 10 – CAPITAL ASSETS

	June 30, 2005	December 31, 2004
Property, Plant and Equipment
Land	$3.5	$10.2
Machinery and equipment (accumulated depreciation of $208.7 and $214.7)	276.7	288.6
Buildings and improvements (accumulated depreciation of $45.4 and $44.7)	100.4	101.5
Total property, plant and equipment	380.6	400.3
Accumulated depreciation	(254.1)	(259.4)
Property, plant and equipment, net	$126.5	$140.9

Goodwill
At beginning of year (HRS $814.8 and $801.6, Comdata $117.0 and $117.0)	$931.8	$918.6
Acquisitions (HRS $0.0 and $7.6, Comdata $6.1 and $0.0)	6.1	7.6
Translation and other adjustments (HRS)	(6.4)	5.6
At end of period (HRS $808.4 and $814.8, Comdata $123.1 and $117.0)	$931.5	$931.8

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $35.1 and $34.0)	$60.0	$59.0
Trademarks (accumulated amortization of $0.5 and $50.5)	1.0	51.1
Technology (accumulated amortization of $72.0 and $71.0)	85.5	84.8
Non-compete agreements (accumulated amortization of $8.3 and $7.8)	11.8	12.0
Total other intangible assets	158.3	206.9
Accumulated amortization	(115.9)	(163.3)
Other intangible assets, net	$42.4	$43.6

Software and Development Costs
Purchased software (accumulated amortization of $48.2 and $44.2)	$72.7	$67.5
Internally developed software costs (accumulated amortization of $56.4 and $48.5)	112.0	100.9
Total software and development costs	184.7	168.4
Accumulated amortization	(104.6)	(92.7)
Software and development costs, net	$80.1	$75.7

	For the Six Month Periods Ended June 30,
	2005	2004
Depreciation and Amortization
Depreciation of property, plant and equipment	$20.8	$21.3
Amortization of other intangible assets	6.8	28.3
Amortization of software and development costs	14.1	11.8
Total	$41.7	$61.4

Amortization of other intangible assets in 2004 included $10.6 in the second quarter and $21.2 for the six months ended June 30, 2004 for the CobraServ trademark that was fully amortized and abandoned at the end of 2004.

Amortization for other intangible assets held at June 30, 2005 is estimated to be $16.0 for 2005, $13.2 for 2006, $9.9 for 2007, $5.3 for 2008 and $2.9 for 2009.

NOTE 11 – SEGMENT DATA

	For Periods Ended June 30,
	Three Months		Six Months
	2005	2004	2005	2004
HRS
Revenue	$255.5	$227.6	$520.7	$460.0
Earnings (loss) before interest and taxes	$8.9	$(30.7)	$21.2	$(30.2)
Total assets at June 30, 2005 and December 31, 2004 before customer funds			$1,286.8	$1,332.8
Customer funds			3,968.2	4,079.6
Total assets at June 30, 2005 and December 31, 2004			$5,255.0	$5,412.4

Comdata
Revenue	$102.5	$88.9	$194.7	$170.4
Earnings before interest and taxes	$33.9	$27.7	$57.0	$54.6
Total assets at June 30, 2005 and December 31, 2004 before customer funds			$725.8	$650.8
Customer funds			14.3	16.4
Total assets at June 30, 2005 and December 31, 2004			$740.1	$667.2

Other
Revenue	$—	$—	$—	$—
Earnings before interest and taxes	$—	$—	$—	$—
Total assets at June 30, 2005 and December 31, 2004			$129.9	$127.3

Total Ceridian
Revenue	$358.0	$316.5	$715.4	$630.4
Earnings (loss) before interest and taxes	$42.8	$(3.0)	$78.2	$24.4
Interest income (expense), net	0.7	(0.4)	0.5	(1.0)
Earnings (loss) before income taxes	$43.5	$(3.4)	$78.7	$23.4
Total assets at June 30, 2005 and December 31, 2004 before customer funds			$2,142.5	$2,110.9
Customer funds			3,982.5	4,096.0
Total assets at June 30, 2005 and December 31, 2004			$6,125.0	$6,206.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Factors that Could Affect Future Results” of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).  Such important factors include:

•                  Our ability to attract and retain customers

•                  The effect of changes in governmental regulations relating to employee benefits, taxes, funds transfer, the timing and amount of remittances of customer deposits, changes in interest rates and other matters

•                  Success in introducing and selling new or enhanced products and services

•                  Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•                  Risks associated with litigation, including the pending stockholder litigation, SEC and other governmental investigations and similar matters

•                  Problems effecting system upgrades and conversions

•                  Our ability to secure, maintain and adapt to the technological demands of our business

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

•                  Success of implementation of plans to improve performance of U.S. HRS business

•                  Our ability to increase operating efficiencies and reduce costs

•                  Liability for failures in legal compliance

•                  Relationships with key vendors and suppliers

•                  Volatility associated with Comdata’s fuel price derivative instruments

•                  Material weaknesses in our internal controls over financial reporting and our failure to timely comply with Section 404 of the Sarbanes-Oxley Act of 2002

You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

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

In the accompanying tables and text, we use certain abbreviations described below:

•                  “SG&A expense” represents selling, general and administrative expense

•                  “R&D expense” represents research and development costs

•                  “HRS” relates to the consolidated results of our human resource solutions division and subsidiaries

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

•                  “NM” represents percentage relationships in the tables that are not meaningful

•                  “HRO” represents the human resource outsourcing services provided by HRS

RESULTS OF OPERATIONS

Consolidated Results - Overview

Our net earnings for the second quarter of 2005 amounted to $33.5 million, or 22¢ per diluted share, on revenue of $358.0 million compared to a net loss of $2.3 million, or 2¢ per diluted share, on revenue of $316.5 million in the second quarter of 2004.  For the year-to-date periods ended June 30, our net earnings in 2005 amounted to $55.5 million, or 37¢ per share, on revenue of $715.4 million compared to net earnings of $15.0 million, or 10¢ per share, on revenue of $630.4 million in 2004.

Statements of Operations Second Quarter Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue	$358.0	$316.5	41.5	13.1	100.0	100.0
Cost of revenue	199.0	178.0	21.0	11.8	55.6	56.3
SG&A expense	109.8	117.1	(7.3)	(6.2)	30.6	37.0
R&D expense	7.2	8.3	(1.1)	(13.4)	2.0	2.6
(Gain) loss on derivative instruments	(0.1)	19.0	(19.1)	NM	—	6.0
Other expense (income)	(0.7)	(2.9)	2.2	NM	(0.2)	(0.9)
Interest (income)	(2.0)	(0.5)	(1.5)	NM	(0.6)	(0.2)
Interest expense	1.3	0.9	0.4	42.1	0.4	0.3
Total costs and expenses	314.5	319.9	(5.4)	(1.7)	87.9	101.1
Earnings before income taxes	43.5	(3.4)	46.9	NM	12.1	(1.1)
Income taxes	10.0	(1.1)	11.1	NM	2.8	(0.3)
Net earnings	$33.5	$(2.3)	35.8	NM	9.4	(0.7)
Diluted earnings per common share	$0.22	$(0.02)	0.24	NM

Statements of Operations Year-To-Date June 30 Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue	$715.4	$630.4	85.0	13.5	100.0	100.0
Cost of revenue	391.9	355.2	36.7	10.3	54.8	56.3
SG&A expense	223.9	234.3	(10.4)	(4.5)	31.3	37.2
R&D expense	13.7	12.9	0.8	6.3	1.9	2.1
(Gain) loss on derivative instruments	9.4	5.3	4.1	NM	1.3	0.8
Other expense (income)	(1.7)	(1.7)	—	NM	(0.2)	(0.3)
Interest (income)	(3.4)	(1.0)	(2.4)	NM	(0.5)	(0.2)
Interest expense	2.9	2.0	0.9	44.0	0.4	0.3
Total costs and expenses	636.7	607.0	29.7	4.9	89.0	96.3
Earnings before income taxes	78.7	23.4	55.3	237.0	11.0	3.7
Income taxes	23.2	8.4	14.8	176.2	3.2	1.3
Net earnings	$55.5	$15.0	40.5	271.1	7.8	2.4
Diluted earnings per common share	$0.37	$0.10	0.27	270.0

Our consolidated revenue increased by $41.5 million in the second quarter of 2005 over the second quarter of 2004 with $27.9 million of the increase from HRS and $13.6 million from Comdata.  In the year-to-date comparison, our consolidated revenue increased by $85.0 million in 2005 compared to 2004 with $60.7 million of the increase from HRS and $24.3 million from Comdata.

The following factors had the most significant impacts on our HRS revenue performance in both comparisons:

•                  Increased payroll services revenue from a higher customer base

•                  Increased revenue due to higher levels of invested customer funds and rising yields

•                  Increased revenue from LifeWorks and benefits services

•                  Benefits from changes in currency exchange rates on our international revenue

The following factors had the most significant impacts on our Comdata revenue performance in both comparisons:

•                  Continued growth in Comdata’s retail cards in use and transaction volume

•                  Higher transportation card transaction volume and fuel prices

Interest income and interest expense, which are not allocated to our business segments, increased in both the quarterly and year-to-date comparisons.  The increase in interest income reflected higher yields as well as higher invested balances.  The increase in interest expense largely reflected costs related to the amendment of our credit facilities in 2005 and the commencement of interest charges on the royalty obligation to The Ultimate Software Group, Inc. (“Ultimate”) recorded as a result of the December 31, 2004 sale of certain customer relationships and other assets associated with our SourceWeb payroll platform.

Our total costs and expenses, excluding net interest, decreased by $4.3 million in the quarterly comparison and increased by $31.2 million in the year-to-date comparison.  HRS costs and expenses decreased by $11.7 million in the quarterly comparison and increased by $9.3 million in the year-to-date comparison.  Comdata costs and expenses increased by $7.4 million in the quarterly comparison and by $21.9 million in the year-to-date comparison.  The principal factors affecting both comparisons of total costs and expenses included:

•                  Gains and losses on our interest rate and diesel fuel price derivative instruments

•                  Accelerated amortization of the HRS CobraServ trademark in 2004

•                  Additional costs related to increased revenue

•                  Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

•                  Severance costs in HRS primarily in the first quarter of 2005

•                  Higher accounting compliance and SEC investigation costs

Our effective tax rate for the second quarter of 2005 was 22.9% compared to 32.1% for the second quarter of 2004 and in the year-to-date comparison the 2005 rate was 29.5% compared to 35.9% in 2004.  The lower rates in 2005 reflect a favorable tax settlement in the second quarter of 2005 related to tax returns of operations that were disposed of for which Ceridian had remained liable under tax sharing agreements.

Business Segment Results

Segment Second Quarter Comparisons

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue
HRS	$255.5	$227.6	27.9	12.3	71.4	71.9
Comdata	102.5	88.9	13.6	15.2	28.6	28.1
Total	$358.0	$316.5	41.5	13.1	100.0	100.0

EBIT*
HRS	$8.9	$(30.7)	39.6	NM	3.5	(13.5)
Comdata	33.9	27.7	6.2	22.1	33.1	31.2
Total	$42.8	$(3.0)	45.8	NM	12.0	(0.9)

Segment Year-To-Date June 30 Comparisons

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue
HRS	$520.7	$460.0	60.7	13.2	72.8	73.0
Comdata	194.7	170.4	24.3	14.2	27.2	27.0
Total	$715.4	$630.4	85.0	13.5	100.0	100.0

EBIT*
HRS	$21.2	$(30.2)	51.4	NM	4.1	(6.6)
Comdata	57.0	54.6	2.4	4.4	29.3	32.0
Total	$78.2	$24.4	53.8	221.3	10.9	3.9

*We measure the financial performance of our business segments by reference to earnings before interest and taxes (“EBIT”) since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue for our HRS business increased by $27.9 million to $255.5 million in the second quarter of 2005 over the second quarter of 2004 and by $60.7 million to $520.7 million in the first six months of 2005 compared to the first six months of 2004.  Revenue from U.S. operations increased by $21.3 million in the quarterly comparison and $47.0 million in the year-to-date comparison.  In the quarterly comparison for U.S. operations, payroll and tax services contributed $12.5 million to the comparison, LifeWorks contributed $5.6 million and benefits services contributed $3.2 million.  In the year-to-date comparison for U.S. operations, payroll and tax services contributed $30.7 million to the comparison, LifeWorks contributed $9.8 million and benefits services contributed $6.5 million.  The payroll and tax services comparison benefited from increases in investment income from customer funds as well as a higher payroll services customer base and growth in HRO services.  Additional services provided by LifeWorks to U.S. Armed Services personnel under contract with the U.S. Department of Defense contributed $9.6 million in the quarterly comparison and $17.1 million in the year-to-date comparison to LifeWorks revenue, which more than offset lower revenue from commercial customers.  Higher revenue for COBRA services largely provided the increases in the quarterly and year-to-date comparisons in revenue for benefits services operations mainly due to the acquisitions of customer bases in 2004.

Our HRS revenue includes investment income from invested customer funds that constitutes a component of our fees for providing services to those customers.  Investment income from invested customer funds increased by $9.2 million to $27.1 million in the quarterly comparison and $18.4 million to $54.1 million in the year-to-date comparison due to higher average balances of invested customer funds and rising yields.  In the quarterly comparison, higher average balances contributed $2.7 million to the increase in investment income and higher interest rates contributed $6.5 million.  In the year-to-date comparison, higher average balances contributed $5.4 million to the increase in investment income and higher interest rates contributed $13.0 million.  The average balance of invested customer funds rose by $374.9 million or 14.8% to $2,904.6 million in the quarterly comparison and $397.9 million or 15.0% to $3,050.1 million in the year-to-date comparison.  The higher average invested balance reflected continued growth of our payroll payment service where we make compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers.

Ceridian Canada revenue increased by $4.9 million to $36.5 million in the quarterly comparison and $9.7 million to $76.1 million in the year-to-date comparison.  The effect of currency exchange rate changes contributed $2.6 million in the quarterly comparison and $5.0 million in the year-to-date comparison to this increase in revenue.  The remaining revenue increase of $2.3 million in the quarterly comparison and $4.7 million in the year-to-date comparison resulted from high customer retention, price increases and increased nonrecurring revenue in 2005.

Revenue from Ceridian Centrefile operations increased by $1.7 million to $25.1 million in the quarterly comparison and $4.0 million to $49.2 million in the year-to-date comparison.  Changes in currency exchange rates added $0.7 million in the quarterly comparison and $1.6 million in the year-to-date comparison.  Without regard to the currency exchange rate change, revenue increased by $1.0 million in the quarterly comparison and $2.4 million in the year-to-date comparison as growth in revenue from large customers during the second quarter and continued growth in small business services more than offset customer losses in the recurring payroll business and lower consulting revenue.

Total costs and expenses, excluding net interest, for our HRS business decreased by $11.7 million in the quarterly comparison and increased by $9.3 million in the year-to-date comparison including the impact of changes in the carrying value of interest rate derivative instruments held for our U.S. operations, which are reported as (gain) loss on derivative instruments within costs and expenses.  We disposed of the interest rate derivative instruments during the first quarter of 2005.  The loss from interest rate derivative instruments in the second quarter of 2004 amounted to $18.1 million.  The year-to-date loss on these instruments amounted to $2.3 million in 2005 compared to a loss of $4.4 million in 2004.  These results increased HRS costs and expenses in the quarterly comparison by $18.1 million and reduced HRS costs and expenses in the year-to-date comparison by $2.1 million.  The loss in the first six months of 2005 represented the mark-to-market loss on our interest rate derivative instruments prior to their disposition in February 2005.  Both the first and second quarters of 2004 included $10.6 million of CobraServ trademark amortization of which $10.2 million was accelerated due to the decision in January 2004 to discontinue use of this trademark after December 2004.  Without regard to the impact of derivative instruments and the amortization of the CobraServ trademark, HRS total costs and expenses increased by $17.0 million in the quarterly comparison and $32.6 million in the year-to-date comparison.

For U.S. operations, total costs and expenses, including the net loss on derivative instruments and 2004 amortization of the CobraServ trademark, decreased by $19.2 million in quarterly comparison and decreased by $2.7 million in year-to-date comparison.  Excluding the effect of the change in the derivatives net loss and CobraServ amortization, the remaining increases amounted to $9.5 million in the quarterly comparison and $20.6 million in the year-to-date comparison as the benefit from staff reductions and tighter cost controls partially offset additional costs related to higher revenue.  The $9.5 million increase in the quarterly comparison included an increase of $11.8 million for cost of revenue, a decrease of $3.0 million for SG&A expense and a decrease of $1.7 million for R&D expense.  The $20.6 million increase in the year-to-date comparison included increases of $19.9 million for cost of revenue, $0.6 million for SG&A expense and $0.4 million for R&D expense.  Other expense (income) decreased by $2.4 million in the quarterly comparison due largely to a gain from sale of land of $1.1 million during the second quarter of 2005 that partially offset a gain on the sales of marketable securities of $3.0 million in the second quarter of 2004.  The year-to-date comparison of other expense (income) decreased by $0.3 million as the 2005 gain from the land sale was largely offset by the effect of the gain from 2004 sales of marketable securities and a software impairment loss of $2.3 million in the first quarter of 2004.

Cost of revenue for U.S. operations increased by $11.8 million in the quarterly comparison due to increased costs of $5.4 million in payroll and tax filing services, $3.4 million in LifeWorks and $3.0 million in benefits services.  In the year-to-date comparison, cost of revenue for U.S. operations increased by $19.9 million due to increased costs of $9.8 million in payroll and tax filing services, $6.5 million in LifeWorks and $3.6 million in benefits services.  The increases for payroll and tax filing included increases of $3.2 million in the quarterly comparison and $5.7 million in the year-to-date comparison from higher compensation and benefits and $2.2 million in the quarterly comparison and $5.6 million in the year-to-date comparison from higher implementation and technology support costs.  The change in technology costs included the elimination of SourceWeb royalty costs of $0.9 million per quarter incurred in 2004 since the present value of all future payments were expensed in December 2004 when the assets were sold.  The increase in LifeWorks largely reflected additional services provided to U.S. Armed Services personnel under contract with the U.S. Department of Defense.  The increase in benefits services cost of revenue largely reflected revenue growth in COBRA services.

SG&A expense for U.S. operations decreased by $3.0 million in the quarterly comparison and increased by $0.6 million in the year-to-date comparison without regard to the 2004 CobraServ trademark amortization.  Selling expense decreased by $6.2 million in the quarterly comparison and $8.2 million in the year-to-date comparison due primarily to workforce reductions occurring after the second quarter of 2004.  Excluding the 2004 CobraServ trademark amortization, general and administrative expense increased by $3.2 million in the quarterly comparison and $8.8 million in the year-to-date comparison.  Both comparisons included increased accounting compliance and SEC investigation costs and compensation increases.  The year-to-date comparison also included first quarter 2005 severance costs of $3.0 million.

R&D expense for U.S. operations decreased by $1.7 million in the quarterly comparison and increased by $0.4 million in the year-to-date comparison.

Total costs and expenses for Ceridian Canada increased by $3.7 million in the quarterly comparison and $5.2 million in the year-to-date comparison as currency exchange rate changes contributed $2.1 million to the quarterly comparison and $4.2 million to the year-to-date increase.  Without regard to currency exchange and first quarter 2004 severance costs of $1.8 million, total costs and expenses increased by $1.6 million in the quarterly comparison and $2.8 million in the year-to-date comparison.  In both comparisons, increases in cost of revenue, due to revenue growth, and selling expense were offset in part by the conclusion of amortization on certain technology intangible assets in the first quarter of 2005.

Total costs and expenses for Ceridian Centrefile increased by $3.8 million in the quarterly comparison and $6.8 million in the year-to-date comparison as currency exchange rate contributed increases of $0.8 million to the quarterly comparison and $1.6 million to the year-to-date comparison.  The remaining increase of $3.0 million in the quarterly comparison and $5.2 million in the year-to-date comparison largely represented increases in cost of revenue, due primarily to additional staffing and growing the HRO business.  These increases were offset in part by the effect of $1.0 million in severance costs in the first quarter of 2004.

Comdata

Comdata revenue increased by $13.6 million to $102.5 million in the quarterly comparison and $24.3 million to $194.7 million in the year-to-date comparison due primarily to higher revenue from retail services and over-the-road transportation services.  Revenue from retail services grew by $6.6 million in the quarterly comparison and $11.6 million in the year-to-date comparison reflecting a higher level of cards in use, greater transaction volume and the addition of new customers.  Transportation revenue grew by $7.0 million in the quarterly comparison and $12.7 million in the year-to-date comparison due to improved general economic conditions and higher fuel prices.  Gross billable fees, representing future revenue, increased during the first six months of 2005 by $7.3 million compared to the same period in 2004 reflecting increased transaction volume as well as increased usage of the retail cards.  The increases for transportation services primarily related to the over-the-road business which increased by $4.4 million in the quarterly comparison and $7.8 million in the year-to-date comparison as higher fuel prices contributed $2.4 million in the quarterly comparison and $4.5 million in the year-to-date comparison with the remaining increase largely due to higher transaction volume.  Business fleet revenue grew by $1.0 million in the quarterly comparison and $2.0 million in the year-to-date comparison due to higher fuel prices and greater utilization of services related to our BusinessLink payment transaction services card.  Revenue from sales of equipment to truck stops and truck stop services increased by $0.6 million in the quarterly comparison and $1.5 million in the year-to-date comparison while revenue from regulatory compliance services increased by $0.7 million in the quarterly comparison and $1.1 million in the year-to-date comparison.  The remaining increase in revenue of $0.3 million in both comparisons largely reflected growth in revenue from factoring services.

Comdata costs and expenses, excluding net interest, increased by $7.4 million in the quarterly comparison and $21.9 million in the year-to-date comparison.  In the quarterly comparison, a gain of $0.1 million on diesel fuel price derivative instruments in 2005 compared to a loss of $0.9 million in 2004 reduced other expense (income) by $1.0 million.  In the year-to-date comparison, a loss of $7.1 million on diesel fuel price derivative instruments in 2005 compared to a loss of $0.9 million in 2004 increased other expense (income) by $6.2 million.  Without regard to diesel fuel derivative instruments, Comdata costs and expenses increased by $8.4 million in the quarterly comparison and $15.7 million in the year-to-date comparison.

Cost of revenue increased by $5.3 million in the quarterly comparison and $10.2 million in the year-to-date comparison with $4.4 million in the quarterly comparison and $8.4 million in the year-to-date comparison due to the increase in retail services revenue.  The remaining increase in cost of revenue of $0.9 million in the quarterly comparison and $1.8 million in the year-to-date comparison related primarily to compensation increases and equipment sold to truck stops.

Comdata SG&A expense increased by $3.0 million in the quarterly comparison due primarily to an increase of $0.8 million in the provision for doubtful accounts, higher compensation levels and additional amortization expense related to recent acquisitions.  Comdata SG&A expense increased by $5.2 million in the year-to-date comparison due primarily to $1.6 million in corporate allocations, including accounting compliance and SEC investigation costs and severance costs, an increase of $1.0 million in the provision for doubtful accounts, additional amortization expense related to recent acquisitions and higher compensation levels.  R&D expense increased by $0.4 million in the quarterly comparison and $0.8 million in the year-to-date comparison.

BALANCE SHEETS

Comparison of June 30, 2005 to December 31, 2004

(Dollars in millions)

	Amount		Inc (Dec)		% of Total
	Jun 2005	Dec 2004	$	%	Jun 2005	Dec 2004
Cash and equivalents	$237.0	$220.7	16.3	7.4	26.5	26.8
Receivables, net	560.5	505.7	54.8	10.8	62.7	61.4
Other current assets	97.0	97.6	(0.6)	0.6	10.8	11.8
Total current assets	$894.5	$824.0	70.5	8.6	100.0	100.0
Ratio of current assets to total operating assets					41.8	39.0
Current Ratio					1.49	1.72

Capital assets	$1,180.5	$1,192.0	(11.5)	(1.0)	94.6	92.6
Investments, including derivatives	17.3	44.5	(27.2)	(61.1)	1.4	3.5
Other noncurrent assets	50.2	50.4	(0.2)	(0.4)	4.0	3.9
Total noncurrent assets	$1,248.0	$1,286.9	(38.9)	(3.0)	100.0	100.0

Total operating assets	$2,142.5	$2,110.9	31.6	1.5	35.0	34.0
Customer funds	3,982.5	4,096.0	(113.5)	(2.8)	65.0	66.0
Total assets	$6,125.0	$6,206.9	(81.9)	(1.3)	100.0	100.0

Current debt	$67.6	$14.9	52.7	NM	11.2	3.1
Drafts and settlements payable	215.1	153.4	61.7	40.2	35.7	32.0
Other current liabilities	319.5	310.7	8.8	2.8	53.1	64.9
Total current liabilities	$602.2	$479.0	123.2	25.7	100.0	100.0

Noncurrent debt	$8.1	$85.8	(77.7)	(90.6)	2.7	23.5
Employee benefit plans	209.9	208.4	1.5	0.7	70.7	57.1
Other noncurrent liabilities	79.1	70.8	8.3	11.7	26.6	19.4
Total noncurrent liabilities	$297.1	$365.0	(67.9)	(18.6)	100.0	100.0
Total operating liabilities	$899.3	$844.0	55.3	6.6	14.7	13.6
Customer funds obligations	3,947.7	4,067.2	(119.5)	(2.9)	64.4	65.5
Stockholders’ equity	1,278.0	1,295.7	(17.7)	(1.4)	20.9	20.9
Total liabilities and stockholders’ equity	$6,125.0	$6,206.9	(81.9)	(1.3)	100.0	100.0

Total Debt	$75.7	$100.7	(25.0)	(24.8)	5.6	7.2
Stockholders’ Equity	1,278.0	1,295.7	(17.7)	(1.4)	94.4	92.8
Total Capitalization	$1,353.7	$1,396.4	(42.7)	(3.1)	100.0	100.0

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

Our operating assets increased by $31.6 million during the first half of 2005 as current assets increased by $70.5 million and noncurrent assets decreased by $38.9 million.  Our current assets increase was due primarily to increases of $16.3 million in cash and equivalents and $54.8 million in receivables.  We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.”  The increase in receivables included a $75.2 million increase in Comdata receivables due largely to the seasonally lower level of transportation services activity at the end of the calendar year and rising fuel prices.  Our noncurrent assets decreased by $38.9 million largely as the result of the February 2005 disposition of our HRS interest rate derivative instruments, which were carried at $26.8 million at the end of 2004, and the sale of land in the second quarter of 2005 that reduced assets by $6.7 million.  Customer funds assets decreased by $113.5 million during the first half of 2005 as expected due to the seasonally high level of payments of customer funds obligations during the second quarter of each year.

Current liabilities increased by $123.2 million during the first half of 2005 as the $55.0 million outstanding under the Comdata receivables securitization facility became due within one year.  In addition, Comdata drafts and settlements payable increased by $61.7 million, corresponding to the increase in Comdata receivables.  The decrease of $67.9 million in noncurrent liabilities includes a reduction in borrowings under our Comdata receivables securitization facility of $20.0 million as well as the reclassification of the remaining $55.0 million balance to a current status.  Customer funds obligations decreased by $119.5 million together with the decrease in customer funds assets, without regard to unrealized gains added to the assets as a result of revaluing these securities at market prices.  The decrease of $17.7 million in stockholders’ equity is largely composed of year-to-date net earnings of $55.5 million increased by $16.5 million related to exercises of stock options and sales of stock to employees and reduced by $90.8 million representing the cost of reacquired Ceridian common shares held as treasury stock.

CASH FLOWS

Cash and equivalents increased by $16.3 million to $237.0 million during the first six months of 2005 as cash inflows from operating activities more than offset financing cash outflows that included $87.4 million for the repurchase of our common stock and a $20.0 million reduction in the amount outstanding under our Comdata receivables securitization facility.  Changes in working capital had little effect on cash flows from operating activities in the first six months of 2005 as the net cash outflow from an increase accounts receivable closely matched the net cash inflows from an increase in drafts and settlements payable.  The net cash inflows from investing activities during the first six months of 2005 included proceeds of $21.0 million from the disposition of our HRS interest rate derivative instruments, $7.8 million from the sale of land and $1.4 million from the sale of Ultimate stock.  Cash outflows from investing activities during the first half of 2005 included $32.4 million for capital expenditures and $8.2 million for the acquisition of Tranvia Inc., (“Tranvia”), a merchant processor for credit, debit, prepaid and e-commerce activities.  Cash outflows from financing activities included $87.4 million for repurchases of our common stock, a $20.0 million reduction in the amount outstanding under our Comdata receivables securitization facility and $7.0 million for other financing obligations, which were offset in part by proceeds of $15.6 million from exercises of stock options and employee stock plan purchases.

Consolidated Statements of Cash Flow Highlights

(Dollars in millions)

	Six Months Ended June 30,
	2005	2004	Change

Operating activities	$127.3	$124.0	$3.3
Investing activities	(10.4)	(40.3)	29.9
Financing activities	(98.8)	(40.4)	(58.4)
Effect of exchange rate changes on cash	(1.8)	(0.9)	(0.9)
Net cash flows provided (used)	$16.3	$42.4	$(26.1)

Cash and equivalents at 6/30/05 and 12/31/04	$237.0	$220.7	$16.3

Operating Activities

Net cash inflows from operating activities increased by $3.3 million to $127.3 million during the first six months of 2005 compared to $124.0 million during the first six months of 2004.  While net cash inflows from net earnings increased by $16.2 million in the comparison, net cash from working capital items decreased by $12.9 million.  The change in net cash inflows (outflows) from working capital activities related largely to a greater increase in Comdata receivables, net of related drafts and settlements payable, in the first six months of 2005 than in the first six months of 2004.  The increase in net receivables is due in large part to higher sales volume and the effect of rising diesel fuel prices on the carrying values of Comdata receivables.

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Six Months Ended June 30,
	2005	2004	Change

Net earnings	$55.5	$15.0	$40.5
Provision for deferred income taxes	(4.4)	(8.9)	4.5
Depreciation and amortization	41.7	61.4	(19.7)
Provision for doubtful accounts	6.3	5.2	1.1
Asset write-downs	0.3	2.5	(2.2)
Unrealized (gain) loss on derivative instruments	11.1	21.6	(10.5)
Other reconciling items	6.2	3.7	2.5
From net earnings	$116.7	$100.5	$16.2
From working capital activities	10.6	23.5	(12.9)
Cash flows provided by operating activities	$127.3	$124.0	$3.3

Investing Activities

Investing activities resulted in net cash outflows of $10.4 million in the first six months of 2005 compared to net cash outflows of $40.3 million in the first six months of 2004.  In the first six months of 2005, capital expenditures amounted to $32.4 million, consisting of property, plant and equipment expenditures of $13.9 million and software and development expenditures of $18.5 million.  In the first six months of 2004, capital expenditures amounted to $29.3 million, consisting of property, plant and equipment expenditures of $13.9 million and software and development expenditures of $15.4 million.  Proceeds from sale of businesses and assets amounted to $30.2 million in the first six months of 2005 including $21.0 million from the disposition of our interest rate derivative instruments, $1.4 million from the sale of 108,289 shares of Ultimate common stock and $7.8 million from the sale of land.  The amounts expended for acquisitions of investments and businesses, net of cash acquired, amounted to $8.2 million in 2005 and $11.9 million in 2004.  In the first six months of 2005, Comdata acquired Tranvia for $8.2 million.  During the first six months of 2004, we acquired Recruiting Solutions International, Inc., a provider of web-based recruiting products for $11.0 million and a customer base for COBRA services from a major insurance company for $0.9 million.

Financing Activities

Financing activities resulted in net cash outflows of $98.8 million during the first six months of 2005 and $40.4 million during the first six months of 2004.  We reduced the amount outstanding on our Comdata receivables securitization facility by $20.0 million in the first quarter 2005.  During the first six months of 2005, we also made principal payments of $2.8 million on capital leases and $2.6 million related to the Ultimate royalty obligation and reduced the Centrefile overdraft by $1.6 million.

During the second quarter of 2005, we resumed our existing stock repurchase program, which had been inactive since mid-2004, and repurchased 4,724,450 shares of our common stock on the open market at an average net price of $19.22 per share.  In addition, during the first six months of 2005, we repurchased 31,071 shares in connection with the payment of withholding taxes due with respect to the vesting of restricted stock awards.  As a result of these transactions, we reported financing cash outflows during the first half of 2005 of $87.4 million for settled trades.  We recorded accounts payable of $3.4 million for late June 2005 open market trades that were settled in early July 2005 and will report these financing cash outflows in the third quarter of 2005.  During the first six months of 2004, we paid $80.3 million to repurchase 4,012,400 shares of our common stock on the open market at an average net price of $20.01 per share under our stock repurchase program.

Proceeds from exercises of stock options and employee stock plan purchases amounted to $15.6 million during the first six months of 2005 and $44.5 million in the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

We expect to meet our liquidity needs from existing cash balances, cash flows from operations, exercised stock options and borrowings under external credit facilities.  Cash balances and cash flows are discussed under the section entitled “Cash Flows” above.  Cash flows from operations are primarily influenced by the same factors that influence operating results.  We discussed these in a preceding section of this discussion entitled “Results of Operations” and in several of the cautionary factors.  In addition to issues discussed in “Cash Flows” above, cautionary factors of particular relevance to our liquidity needs include those that refer to:

•                  The effects of changes in government regulations relating to employee benefits, taxes, funds transfer, the timing and amount of remittances and customer deposits, interest rates and other matters

•                  Our ability to attract and retain customers

•                  Economic factors such as trade, monetary and fiscal policies and political and economic conditions

Our Board of Directors approved a stock repurchase program in 2002 that authorized the repurchase of up to 12,500,000 Ceridian common shares.  As of June 30, 2005, we had 1,626,050 additional shares of our common stock available for repurchase under an existing authorization from our Board of Directors.  On July 27, 2005, our Board of Directors authorized the repurchase of up to 20,000,000 additional shares in the open market or in privately negotiated transactions bringing the total authorization to 21,626,050 at that date.  We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

At June 30, 2005, our committed credit arrangements included a domestic revolving credit facility that provides up to $350.0 million for a combination of advances of which up to $50.0 million can be used for letters of credit.  The interest rate on this facility is 1% per annum over LIBOR.  As of June 30, 2005, we have unused borrowing capacity under the $350.0 million domestic revolving credit facility amounting to $347.5 million of which we have designated $55.0 million as backup to the receivables securitization facility.  The domestic revolving credit facility expires on March 30, 2006.  We expect to renew this facility prior to its expiration.

In addition, at June 30, 2005, we had a $150.0 million receivables securitization facility that uses selected Comdata trade receivables as collateral for borrowing that we extended with similar terms to June 15, 2008 during the second quarter of 2005.  The interest rate on this facility is based on the lender’s commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum.  The amount outstanding under this facility was $55.0 million at June 30, 2005.

Ceridian Centrefile has available through February 28, 2006 a £6.5 million ($11.8 million at June 30, 2005) overdraft facility at an interest rate of 1% per annum over the bank’s base rate totaling 5.75% per annum.  The amount outstanding under Ceridian Centrefile’s borrowing arrangements amounted to $6.7 million at June 30, 2005, and $9.0 million at December 31, 2004.

We are in compliance with all covenants related to our credit facilities.  These covenants require that our consolidated debt must not exceed our stockholders’ equity, as defined in the agreement, as of the end of any quarter, and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  These covenants also limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures, among other things.  In 2004 and early 2005, we amended our domestic revolving credit facility and Comdata receivables securitization facility to allow additional time to deliver our Quarterly Reports on Form 10-Q for the second and third quarters of 2004, our 2004 Form 10-K and our Quarterly Report on Form 10-Q for first quarter of 2005 to our lenders without the delayed delivery constituting a default under these agreements.

Our contractual commitments and contingencies at December 31, 2004 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in the 2004 Form 10-K.  There have been no material changes to these contractual commitments and contingencies during the six months ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in the 2004 Form 10-K.  There have been no material changes to these policies and estimates during the six months ended June 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2004 Form 10-K.  There have been no material changes to our market risk during the quarter ended June 30, 2005.

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

We also face market risk exposure due to variability in the prices of fuel (both diesel fuel and gasoline).  In providing services to certain of our trucking customers, Comdata calculates a portion of the fees it charges as a fixed percentage of the total cost of fuel purchased.  As fuel prices rise and fall, Comdata’s revenue rises and falls accordingly.  In the fourth quarter of 2004, Comdata entered into diesel fuel price derivative contracts to swap the floating price of fuel for an average fixed price of $1.92 per gallon effective until December 31, 2005.  The carrying amount of these diesel fuel price derivative instruments at June 30, 2005 was a liability of $4.5 million, representing the expected aggregate future payments to the counterparty over the remaining term of the contracts.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based upon that evaluation, we have concluded that as of June 30, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  However, to address the material weaknesses described in the paragraphs below, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this report.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting

In July 2004, we began performing periodic internal accounting reviews of HRS. These reviews are performed at least once per quarter and evaluate compliance with our policies and with U.S. GAAP related to the capitalization and amortization of internally developed software costs, and the month-end close and cost and expense accrual process. These reviews are performed by HRS personnel, as well as by our Internal Audit Department, and have been completed through the end of second quarter of 2005.

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

•                  implementation of a detailed, new internally developed software capitalization and amortization policy and formal procedures that are consistent with U.S. GAAP;

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

•                  retained a new Finance Director for our U.K. payroll division and created new position, Internal Control Manager, and retained such individual for our U.K. payroll division;

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

•                  creation of a project accounting function to centralize the accounting for internally developed software projects;

•                  periodic review of details supporting the consolidated statement of operations to determine whether significant costs and expenses are being classified appropriately on a historical and recurring basis and to reclassify where appropriate;

•                  redesigning of our account reconciliation process at HRS to ensure that, among other things, such accounts are being reconciled on a timely basis, the reconciliations are being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed;

•                  review of the appropriate documentation and approval of journal entries made at our corporate office and U.S. and U.K. payroll divisions;

•                  review of the calculation and recording of consolidation entries for our international subsidiaries; and

•                  establishment of a process to review long-lived assets on a quarterly basis.

In addition, in an effort to improve internal control over financial reporting, we:

•                  continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting, and the importance of identifying areas of improvement;

•                  continue to create and implement new policies and procedures where material weaknesses or significant deficiencies exist;

•                  have hired additional accounting expertise;

•                  continue our use of external resources;

•                  have taken certain disciplinary actions and terminated certain individuals; and

•                  have hired a new chief financial officer and a new controller at Ceridian in February 2005 and June 2005, respectively.

Changes in Internal Controls

In the third quarter of 2004, we began to remediate identified deficiencies in our internal control over financial reporting.  Other than such actions noted above under the heading “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting” as were implemented in the second quarter of 2005, there have been no other changes to our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Reference is made to Part II, Item 1, “Legal Proceedings” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain executive officers in United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 MJD-JGL.   This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and allege claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions. We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its executive officers in United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  These complaints rely on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian intends to appropriately defend itself in the consolidated action.  We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation.  In February 2004, we provided documents responsive to the SEC.  In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors.  We kept the SEC advised on a regular basis of the Audit Committee’s investigation.  On December 10, 2004, we received a further formal confidential document request from the SEC.  The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures.  The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws.  As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above.  The subpoena is consistent with investigations of this type and was anticipated.  We continue to fully cooperate with the SEC and are in the process of responding to the SEC’s additional document request and subpoena.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2005-April 30, 2005)	885	(2)	$17.48	—	6,350,500

Month #2 (May 1, 2005-May 31, 2005)	2,160,400	(3)	$19.11	2,158,000	4,192,500

Month #3 (June 1, 2005-June 30, 2005)	2,566,914	(4)	$19.31	2,566,450	1,626,050
Total:	4,728,199	(2)(3)(4)	$19.21	4,724,450	1,626,050

(1)          On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased.  We disclosed this repurchase program in our periodic reports filed with the SEC, including the Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003.  On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock.  We disclosed this increase in the repurchase program in a press release on July 28, 2005.  The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.  The total remaining authorization under the repurchase program was 21,626,050 shares as of August 1, 2005; the repurchase program has no set expiration or termination date.

(2)          885 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(3)          2,400 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(4)          464 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Item 4.  Submission of Matters to a Vote of Security Holders

Ceridian’s annual meeting of stockholders was held on May 26, 2005.  Of the 149,729,131 shares of Ceridian common stock entitled to vote at the meeting, 140,228,754 shares were present at the meeting in person or by proxy.  The stockholders of Ceridian voted solely on the election of five individuals to serve as directors of Ceridian at the annual meeting of stockholders.  The five individuals designated by Ceridian’s Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld
Nicholas D. Chabraja	123,602,233	16,626,521
Ronald T. LeMay	120,459,382	19,769,372
George R. Lewis	135,120,125	5,108,629
Ronald L. Turner	139,211,550	1,017,204
Alan F. White	123,126,225	17,102,529

Item 6.  Exhibits

(a)                                  Exhibits.

10.01

Amendment No. 9 to Receivables Purchase Agreement and Amendment No. 6 to Performance Undertaking entered into as of May 15, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 001-15168)).

10.02

Amendment No. 10 to Receivables Purchase Agreement entered into as of June 16, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA (incorporated by reference to Exhibit 10.01 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated June 16, 2005 and filed with the Securities and Exchange Commission on June 22, 2005
(File No. 001-15168)).

10.03

Eighth Amendment to Credit Agreement dated as of May 15, 2005 among Ceridian Corporation, the several financial institutions party to the Credit Agreement, dated as of January 31, 2001, and Bank of America, N.A. (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 001-15168)).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: August 9, 2005	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)