Form 10-Q
period 2005-09-30
CERIDIAN CORP /DE/
filed 2005-11-09
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of October 31, 2005, was 145,266,709.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2005

Part I.  Financial Information

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2005	2004	2005	2004

Revenue	$364.1	$328.7	$1,079.5	$959.1
Costs and Expenses
Cost of revenue	198.2	192.4	592.2	547.6
Selling, general and administrative	112.7	121.3	334.5	355.6
Research and development	6.4	7.0	20.1	19.9
(Gain) loss on derivative instruments	3.1	(7.9)	12.5	(2.6)
Other expense (income)	4.6	(0.8)	2.9	(2.5)
Interest income	(2.0)	(0.7)	(5.4)	(1.7)
Interest expense	1.0	1.2	3.9	3.2
Total costs and expenses	324.0	312.5	960.7	919.5
Earnings before income taxes	40.1	16.2	118.8	39.6
Income tax provision	14.4	5.3	37.6	13.7
Net earnings	$25.7	$10.9	$81.2	$25.9

Earnings per share
Basic	$0.18	$0.07	$0.55	$0.17
Diluted	$0.17	$0.07	$0.54	$0.17

Shares used in calculations (in 000’s)
Weighted average shares (basic)	145,543	149,098	147,668	148,985
Dilutive securities	1,929	1,544	1,389	2,271
Weighted average shares (diluted)	147,472	150,642	149,057	151,256

Antidilutive shares excluded (in 000’s)	3,594	6,833	6,192	6,282

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)

	September 30,	December 31,
	2005	2004
Assets
Cash and equivalents	$241.4	$220.7
Trade and other receivables, less reserves and allowance for doubtful accounts of $25.3 and $20.3	625.1	505.7
Current deferred income taxes	32.1	27.2
Other current assets	65.7	70.4
Total current assets	964.3	824.0
Property, plant and equipment, net	123.2	140.9
Goodwill	934.9	931.8
Other intangible assets, net	39.2	43.6
Software and development costs, net	75.1	75.7
Prepaid pension cost	10.0	13.1
Deferred income taxes	32.2	26.7
Investments	17.1	16.4
Derivative instruments	—	28.1
Other noncurrent assets	9.5	10.6
Total assets before customer funds	2,205.5	2,110.9
Customer funds	3,489.2	4,096.0
Total assets	$5,694.7	$6,206.9

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$63.8	$14.9
Accounts payable	56.3	62.8
Drafts and settlements payable	261.3	153.4
Customer advances	39.6	31.1
Deferred income	73.5	87.4
Accrued taxes	37.0	28.7
Employee compensation and benefits	66.5	53.0
Other accrued expenses	54.9	47.7
Total current liabilities	652.9	479.0
Long-term obligations, less current portion	7.2	85.8
Deferred income taxes	33.2	32.5
Employee benefit plans	212.6	208.4
Other noncurrent liabilities	40.0	38.3
Total liabilities before customer funds obligations	945.9	844.0
Customer funds obligations	3,472.6	4,067.2
Total liabilities	4,418.5	4,911.2

Stockholders’ equity	1,276.2	1,295.7
Total liabilities and stockholders’ equity	$5,694.7	$6,206.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	For Periods Ended September 30,
	Nine Months
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$81.2	$25.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(10.8)	(8.8)
Depreciation and amortization	63.0	92.7
Provision for doubtful accounts	8.8	7.3
Asset write-downs	5.5	2.5
Unrealized (gain) loss on derivative instruments	12.0	20.6
Gain on sale of marketable securities	(2.0)	(4.5)
Gain on sale of assets	(0.6)	—
Other	12.1	10.1
Decrease (increase) in trade and other receivables	(128.3)	(76.1)
Increase (decrease) in accounts payable	(9.1)	3.8
Increase (decrease) in drafts and settlements payable	107.9	67.1
Increase (decrease) in employee compensation and benefits	13.9	(6.5)
Increase (decrease) in accrued taxes	14.0	9.7
Increase (decrease) in other current assets and liabilities	8.1	8.4
Net cash provided by (used for) operating activities	175.7	152.2

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(21.5)	(21.7)
Expended for software and development costs	(25.0)	(24.2)
Proceeds from sales of businesses and assets	31.5	11.3
Expended for acquisitions of investments and businesses, less cash acquired	(8.8)	(14.1)
Net cash provided by (used for) investing activities	(23.8)	(48.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(24.9)	(37.7)
Repayment of other debt and long-term obligations	(8.1)	(3.2)
Repurchase of common stock	(138.8)	(80.3)
Proceeds from stock option exercises and stock sales	37.7	47.3
Net cash provided by (used for) financing activities	(134.1)	(73.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.9	2.5

NET CASH FLOWS PROVIDED (USED)	20.7	32.1
Cash and equivalents at beginning of period	220.7	124.2
Cash and equivalents at end of period	$241.4	$156.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in millions)

	September 30,	December 31,
	2005	2004
Common Stock
Par value - $.01
Shares authorized – 500,000,000
Shares issued – 151,567,406 and 151,073,244	$1.5	$1.5
Shares outstanding – 144,810,899 and 149,423,127
Additional paid-in capital	937.5	936.6
Retained earnings	646.7	565.5
Treasury stock, at cost (6,756,507 and 1,650,117 common shares)	(134.1)	(33.2)
Accumulated other comprehensive income, net of deferred income taxes:
Unrealized gain on marketable securities	4.5	3.6
Unrealized gain on invested customer funds	10.8	18.5
Foreign currency translation adjustment	49.2	44.1
Pension liability adjustment	(239.9)	(240.9)
Total stockholders’ equity	$1,276.2	$1,295.7

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

(Dollars in millions, except per share data)

NOTE 1 – GENERAL

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  The accounting policies we follow are set forth in Note A, Accounting Policies, to the Company’s financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.  The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.  Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of September 30, 2005, and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2005 and 2004.  We have reclassified certain prior year amounts to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standards (“SFAS”) entitled “Share-Based Payment” (“SFAS 123R”).  The principal effect of SFAS 123R will be to require the inclusion in our earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements.  We will adopt SFAS 123R on January 1, 2006, using the modified prospective transition method.  SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity investments based on the fair value of the award on the grant date.  That compensation expense must be recognized in the income statement over the vesting period of the award.  Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with SFAS 123R.  In addition, expense must be recognized in the statement of operations for unvested awards that were granted prior to the date of adoption.  The expense will be based on the fair value determined at the grant date.  We currently estimate that the adoption of SFAS 123R will reduce earnings by approximately $0.05 per diluted share in 2006.  We are continuing to evaluate the impact of adoption on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” that became effective for transactions occurring in fiscal periods beginning after June 15, 2005.  The adoption of this standard did not have a material effect on our investing activities.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” that replaces Accounting Principles Board Opinion (“APB”) No. 20.  The new standard generally requires retrospective treatment (restatement of comparable prior period information) rather than a cumulative effect adjustment for the effect of a change in accounting principle or method of application.  The new standard is effective for years beginning after December 15, 2005 and is not expected to have a material effect on the presentation of our consolidated financial statements.

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

SourceWeb was a payroll platform within the small business division of our Human Resource Solutions (“HRS”) business segment.  Pursuant to the terms of the Asset Purchase Agreement, we provided certain transitional services to RSM which we substantially completed by October 31, 2005.

	Severance	Occupancy Costs	Contracts	Total
2004 Exit Activities
SourceWeb	$0.2	$—	$19.2	$19.4
Other	0.2	0.1	—	0.3
Total accrued exit costs	0.4	0.1	19.2	19.7
Utilization:
2004 cash payments	(0.1)	—	—	(0.1)
2005 cash payments	(0.3)	(0.1)	(3.9)	(4.3)
Balance at September 30, 2005	$—	$—	$15.3	$15.3

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

	For Periods Ended September 30,
	Three Months		Nine Months
	2005	2004	2005	2004

Net earnings	$25.7	$10.9	$81.2	$25.9
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	10.4	9.3	5.1	13.2
Change in unrealized gain (loss) from marketable securities	1.0	0.4	3.3	4.1
Change in unrealized gain (loss) from invested customer funds	(18.1)	19.1	(11.4)	24.4
Change in pension liability adjustment	—	—	1.4	0.1
Less unrealized gain previously reported on:
Marketable securities sold or settled in this period	(1.0)	(0.9)	(2.0)	(4.4)
Customer funds securities sold or settled in this period	—	—	(0.8)	(0.1)
Other comprehensive income (loss) before income taxes	(7.7)	27.9	(4.4)	37.3
Income tax provision (benefit)	6.7	(6.8)	3.7	(8.6)
Other comprehensive income (loss) after income taxes	(1.0)	21.1	(0.7)	28.7
Comprehensive income	$24.7	$32.0	$80.5	$54.6

NOTE 4 – OTHER EXPENSE (INCOME)

	For Periods Ended September 30,
	Three Months		Nine Months
	2005	2004	2005	2004
Asset write-downs	$5.2	$—	$5.5	$2.5
Gain on sale of marketable securities	(1.0)	(1.0)	(2.0)	(4.5)
Foreign currency translation expense (income)	(0.1)	—	—	(0.8)
Loss (gain) on sale of assets	0.5	—	(0.6)	(0.1)
Other expense (income)	—	0.2	—	0.4
Total	$4.6	$(0.8)	$2.9	$(2.5)

During the third quarter of 2005, asset write-downs included an abandonment related to a payroll software application in HRS that amounted to $4.3.  In January 2004, we committed to the internal development of a replacement for our HRS LifeWorks customer management system as a result of the failure of an external contractor to meet our requirements for such a project.  We recorded an asset write-down of $2.3 in the first quarter of 2004 representing the carrying value of the capitalized software related to work performed by the external contractor that was abandoned and determined to have no future value to us.  Sales of marketable securities are described in Note 6, “Investing Activity.”

NOTE 5 – EMPLOYEE PLANS

Stock Plans

We account for our stock-based compensation plans under the intrinsic method of APB No. 25 and related interpretations.  We are also required on an interim basis to disclose the pro forma effects on reported net earnings and earnings per share that would have resulted if we elected to use the fair value method of accounting for stock-based compensation.  This disclosure is presented in the accompanying table.  We employ the Black-Scholes-Merton option pricing model to determine the fair value of stock option grants and employee stock purchase plan purchases.

Pro Forma Effect of Fair Value Accounting

	For Periods Ended September 30,
	Three Months		Nine Months
	2005	2004	2005	2004
Net earnings as reported	$25.7	$10.9	$81.2	$25.9
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.5	0.4	1.3	1.2
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.3)	(4.0)	(8.5)	(11.7)
Pro forma net earnings	$22.9	$7.3	$74.0	$15.4
Basic earnings per share as reported	$0.18	$0.07	$0.55	$0.17
Pro forma basic earnings per share	$0.16	$0.05	$0.50	$0.10
Diluted earnings per share as reported	$0.17	$0.07	$0.54	$0.17
Pro forma diluted earnings per share	$0.16	$0.05	$0.50	$0.10

Weighted-Average Assumptions
Expected lives in years	3.75	3.62	3.90	3.91
Expected volatility	34.2%	37.4%	35.5%	38.7%
Expected dividend rate	—	—	—	—
Risk-free interest rate	4.1%	3.2%	4.1%	2.6%

Weighted-average fair value per share of stock options granted in the period	$6.45	$6.26	$5.99	$6.84

Retirement Plans

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

Net Periodic Pension Cost

	For Periods Ended September 30,
	Three months		Nine months
	2005	2004	2005	2004
Service cost	$1.0	$0.9	$3.1	$2.7
Interest cost	10.2	10.4	30.7	31.3
Expected return on plan assets	(11.6)	(11.7)	(35.0)	(35.0)
Net amortization and deferral	4.0	3.8	12.2	11.4
Net periodic pension cost	3.6	3.4	11.0	10.4
Settlements	—	—	1.3	—
Total benefit cost	$3.6	$3.4	$12.3	$10.4

Net Periodic Postretirement Benefit Cost

	For Periods Ended September 30,
	Three months		Nine months
	2005	2004	2005	2004
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.8	0.8	2.3	2.5
Actuarial loss amortization	0.1	—	0.3	0.2
Net periodic postretirement benefit cost	$0.9	$0.9	$2.7	$2.8

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

Our fuel price risk management objective is to protect Comdata net income from the effects of falling fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price.  In March 2004, Comdata entered into a diesel fuel price derivative contract with a strike price of $1.51 per gallon that was effective until December 31, 2004.  In the fourth quarter of 2004, we entered into additional diesel fuel price derivative contracts with similar terms and an average strike price of $1.92 per gallon effective until December 31, 2005.  During the third quarter of 2005, we made payments of $2.2 against these contracts and recorded a net loss on diesel fuel price derivative instruments of $3.1.  We made payments of $4.0 against these contracts and recorded a net loss on diesel fuel price derivative instruments of $10.2 during the first nine months of 2005.  During 2004, we made payments of $0.6 during the third quarter and recorded a net loss on diesel fuel derivative contracts of $1.5 and $2.4 for the quarter and year-to-date periods ended September 30, 2004.  Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $5.3 at September 30, 2005.

We continuously monitor diesel fuel price volatility and the cost of derivative contracts.  In October 2005, we entered into additional diesel fuel price derivative contracts with a strike price of $2.61 per gallon on approximately 20% of our estimated diesel fuel price exposure effective from January 1 until December 31, 2006.  We expect to carry these diesel fuel price derivative instruments at fair market value at December 31, 2005.

Investments and Acquisitions/Divestitures of Businesses

Publicly Held Investments.  At December 31, 2004, we held 556,711 shares of Ultimate common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share, which we acquired for $3.0 in March 2003.  During the third quarter of 2005, we sold 70,000 shares of Ultimate for proceeds of $1.3 and a net gain of $1.0 and, for the first nine months of 2005, we sold 178,289 shares of Ultimate for proceeds of $2.7 and a net gain of $2.0 reported in other expense (income).  These transactions reduced our holding to 378,422 Ultimate shares and the warrant at September 30, 2005.  The carrying values of our holdings of Ultimate amounted to $8.1 at September 30, 2005 and $7.7 at December 31, 2004.  In addition, we held 199,311 common shares of U.S.I. Holdings Corporation (“USIH”) at September 30, 2005 and December 31, 2004.  The carrying values of our holdings of USIH amounted to $2.6 at September 30, 2005 and $2.3 at December 31, 2004.  At September 30, 2005, the net unrealized gain on marketable securities amounted to $4.5, after reduction for deferred income taxes of $2.6, and is reported in accumulated other comprehensive income.  This compares to a net unrealized gain on marketable securities of $3.6, after reduction for deferred income taxes of $2.2, at December 31, 2004.

Acquisitions/Divestitures of Businesses.  In the first quarter of 2005, Comdata acquired Tranvia, Inc. (“Tranvia”), a merchant processor for credit, debit, prepaid and e-commerce activities for $8.2 and preliminarily recorded goodwill of $6.1, other intangible assets totaling $3.4 and net liabilities of $1.3.  Tranvia revenue for its year ended December 31, 2004 was $3.3.  The results of operations for Tranvia have been included in our consolidated reports of operations since the date of acquisition.  Pro forma results of operations have not been presented because the effect of the acquisition is not material.  During the first nine months of 2004, we acquired Recruiting Solutions International, Inc. for $11.0, a minority interest in ProfitPoint, Inc. for $1.5, ITS Information Technology Systems Ltd (Ireland) for $0.7 and a customer base for COBRA services from a major insurance company for $0.9.

NOTE 7 – FINANCING

Debt Instruments

In June 2005, Comdata renewed its existing $150.0 receivables securitization program by amending the agreements to extend the facility to June 15, 2008 with similar terms.  The interest rate on this facility is based on the lender’s commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum.  The amount outstanding under this facility was $75.0 at December 31, 2004, which we reduced by $20.0 in March 2005, with a remaining amount outstanding of $55.0 at September 30, 2005.  The aggregate amount of receivables serving as collateral amounted to $273.2 at September 30, 2005, and $191.9 at December 31, 2004.  The amounts outstanding as debt and the collateralized receivables remain on our consolidated balance sheet since the terms of the facility permit us to repurchase the receivables.

The domestic revolving credit facility that we initiated in January 2001 provides up to $350.0 for a combination of advances and up to $50.0 of letters of credit at an interest rate of 1% per annum over LIBOR.  We utilized $2.5 of the facility at September 30, 2005 and $2.3 at December 31, 2004 for letters of credit.  Unused borrowing capacity under this facility amounted to $347.5 at September 30, 2005 and $347.7 at December 31, 2004 of which $55.0 serves as backup to the Comdata receivables securitization facility as of September 30, 2005.  Liabilities issued under the domestic revolving credit facility and liabilities backed up by the facility, including the $55.0 borrowing under the Comdata receivables securitization facility, are categorized as current portion of long-term obligations since the domestic revolving credit facility expires on March 30, 2006.  We expect to enter into a new revolving credit facility to replace the existing facility during the fourth quarter of 2005.

Ceridian Centrefile has available through February 28, 2006 a £6.5 million ($11.4 at September 30, 2005) overdraft facility at an interest rate of 1% per annum over the bank’s base rate totaling 5.75% per annum at September 30, 2005.  The amount outstanding under Ceridian Centrefile’s borrowing arrangements amounted to $3.5 at September 30, 2005, and $9.0 at December 31, 2004.

We remained in compliance with covenants under our credit facilities at September 30, 2005.  In 2004 and 2005, we amended our domestic revolving credit facility and the Comdata receivables securitization facility to allow additional time to deliver our Quarterly Reports on Form 10-Q for the second and third quarters of 2004, our 2004 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of 2005 without the delayed delivery constituting a default under these agreements.

Our capital lease obligations for equipment amounted to $12.5 at September 30, 2005 and $16.7 at December 31, 2004.

Equity Instruments

During the third quarter of 2005, we paid $51.9 to repurchase 2,513,200 shares of our common stock on the open market at an average net price of $20.67 per share.  During the first nine months of 2005, we repurchased 7,237,650 shares of our common stock on the open market for $142.8 at an average net price of $19.72 per share.  We recorded accounts payable of $4.0 for late September 2005 open market trades that were settled in early October 2005 and will report these financing cash outflows in the fourth quarter of 2005.  On July 27, 2005, our Board of Directors authorized the repurchase of up to 20,000,000 additional shares, from time to time, in the open market or in privately negotiated transactions, bringing the total authorization to 21,626,050 at that date.  As of September 30, 2005, we had 19,112,850 additional shares of our common stock available for repurchase under that authorization.  We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

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

At September 30, 2005, the fair value of investments of customer funds exceeded the related amortized cost by $16.6.  This resulted in a net of tax unrealized gain of $10.8 in accumulated other comprehensive income.

Investment income from investments of customer funds includes the yield on these securities as well as realized gains and losses upon disposition and constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from investment of customer funds included in revenue for the periods ended September 30, 2005 and 2004 amounted to $24.5 and $19.0 for the quarterly periods and $78.6 and $54.7 for the year-to-date periods.  Sale of customer funds investments resulted in net realized gains of $0.8 and $0.1 for the nine months ended September 30, 2005 and 2004 on a specific identification basis.  The average cost basis of invested customer funds amounted to $2,481.1 and $2,868.8 for the three and nine month periods ended September 30, 2005 and $2,191.9 and $2,504.7 for the comparative periods of 2004.

The following tables provide information on amortized cost and fair value for selected classifications of investments of customer funds and amounts by maturity date.  None of the securities that constituted the unrealized loss have been in an unrealized loss position continuously for twelve months or longer.

Investments of Customer Funds at September 30, 2005

(Available-for-sale)

			Gross Unrealized
	Cost	Market	Gain	Loss
Money market securities and other cash equivalents	$1,844.7	$1,844.7	$—	$—
U.S. government and agency securities	915.0	909.2	2.4	(8.2)
Canadian and provincial government securities	368.9	388.5	19.7	(0.1)
Corporate debt securities	238.0	239.4	2.9	(1.5)
Asset-backed securities	72.7	73.8	1.3	(0.2)
Mortgage-backed and other debt securities	30.5	30.8	0.3	—
Invested customer funds	3,469.8	3,486.4	$26.6	$(10.0)
Trust receivables	2.8	2.8
Total customer funds	$3,472.6	$3,489.2

Investments of Customer Funds at December 31, 2004

(Available-for-sale)

			Gross Unrealized
	Cost	Market	Gain	Loss
Money market securities and other cash equivalents	$2,619.4	$2,619.4	$—	$—
U.S. government and agency securities	750.4	758.7	8.8	(0.5)
Canadian and provincial government securities	323.0	337.0	14.0	—
Corporate debt securities	243.1	247.8	5.3	(0.6)
Asset-backed securities	77.7	78.8	1.4	(0.3)
Mortgage-backed and other debt securities	40.0	40.7	0.8	(0.1)
Invested customer funds	4,053.6	4,082.4	$30.3	$(1.5)
Trust receivables	13.6	13.6
Total customer funds	$4,067.2	$4,096.0

Investments of Customer Funds by Maturity Date

	September 30, 2005
	Cost	Market
Due in one year or less	$1,990.5	$1,992.0
Due in one to three years	398.3	400.1
Due in three to five years	473.5	470.5
Due after five years	607.5	623.8
Invested customer funds	$3,469.8	$3,486.4

NOTE 9 – INCOME TAXES

At December 31, 2004, our income tax returns remained subject to income tax audits in various jurisdictions for 1989 and subsequent years, as a result of tax sharing agreements related to the disposition of certain operations.  In the second quarter of 2005, we reversed $5.8 of income tax reserves as a result of a favorable tax settlement related to the tax returns of those operations for which Ceridian had remained liable under tax sharing agreements.  During the third quarter of 2005, we reversed $2.0 of income tax reserves as a result of the statute of limitations expiring on certain tax contingency issues.

We currently have undistributed earnings in our international subsidiaries that may allow us to take advantage of the American Jobs Creation Act of 2004.  We are still examining the impact of this Act and have determined that it is possible to remit between $50 and $101, with the respective additional tax liability ranging from $3 to $5.

NOTE 10 – CAPITAL ASSETS

	September 30,	December 31,
	2005	2004
Property, Plant and Equipment
Land	$3.0	$10.2
Machinery and equipment (accumulated depreciation of $206.9 and $214.7)	272.7	288.6
Buildings and improvements (accumulated depreciation of $44.8 and $44.7)	99.2	101.5
Total property, plant and equipment	374.9	400.3
Accumulated depreciation	(251.7)	(259.4)
Property, plant and equipment, net	$123.2	$140.9

Goodwill
At beginning of year (HRS $814.8 and $801.6, Comdata $117.0 and $117.0)	$931.8	$918.6
Acquisitions (HRS $0.1 and $7.6, Comdata $6.1 and $0.0)	6.2	7.6
Currency translation and other adjustments (HRS)	(3.1)	5.6
At end of period (HRS $811.8 and $814.8, Comdata $123.1 and $117.0)	$934.9	$931.8

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $31.4 and $29.0)	$55.2	$54.0
Trademarks (accumulated amortization of $0.5 and $50.5)	1.0	51.1
Technology (accumulated amortization of $78.1 and $76.0)	89.9	89.8
Non-compete agreements (accumulated amortization of $8.8 and $7.8)	11.9	12.0
Total other intangible assets	158.0	206.9
Accumulated amortization	(118.8)	(163.3)
Other intangible assets, net	$39.2	$43.6

Software and Development Costs
Purchased software (accumulated amortization of $55.4 and $44.2)	$77.9	$67.5
Internally developed software costs (accumulated amortization of $59.2 and $48.5)	111.8	100.9
Total software and development costs	189.7	168.4
Accumulated amortization	(114.6)	(92.7)
Software and development costs, net	$75.1	$75.7

Depreciation and Amortization

	For the Nine Month Periods Ended September 30,
	2005	2004
Depreciation of property, plant and equipment	$31.0	$31.7
Amortization of other intangible assets	10.5	42.6
Amortization of software and development costs	21.5	18.4
Total	$63.0	$92.7

Amortization of other intangible assets in 2004 included $10.6 in the third quarter and $31.8 for the nine months ended September 30, 2004 for the CobraServ trademark that was fully amortized at the end of 2004 and abandoned in the first quarter of 2005.

Amortization for other intangible assets held at September 30, 2005 is estimated to be $13.7 for 2005, $12.4 for 2006, $10.5 for 2007, $5.4 for 2008 and $4.4 for 2009.

NOTE 11 – SEGMENT DATA

	For Periods Ended September 30,
	Three Months		Nine Months
	2005	2004	2005	2004
HRS
Revenue	$254.6	$235.1	$775.3	$695.1
Earnings (loss) before interest and taxes	$3.6	$(12.4)	$24.8	$(42.6)
Total assets at September 30, 2005 and December 31, 2004 before customer funds			$1,313.7	$1,332.8
Customer funds			3,470.5	4,079.6
Total assets at September 30, 2005 and December 31, 2004			$4,784.2	$5,412.4

Comdata
Revenue	$109.5	$93.6	$304.2	$264.0
Earnings before interest and taxes	$35.5	$29.1	$92.5	$83.7
Total assets at September 30, 2005 and December 31, 2004 before customer funds			$781.2	$650.8
Customer funds			18.7	16.4
Total assets at September 30, 2005 and December 31, 2004			$799.9	$667.2

Other
Revenue	$—	$—	$—	$—
Earnings before interest and taxes	$—	$—	$—	$—

Total assets at September 30, 2005 and December 31, 2004			$110.6	$127.3

Total Ceridian
Revenue	$364.1	$328.7	$1,079.5	$959.1
Earnings before interest and taxes	$39.1	$16.7	$117.3	$41.1
Interest income (expense), net	1.0	(0.5)	1.5	(1.5)
Earnings before income taxes	$40.1	$16.2	$118.8	$39.6
Total assets at September 30, 2005 and December 31, 2004 before customer funds			$2,205.5	$2,110.9
Customer funds			3,489.2	4,096.0
Total assets at September 30, 2005 and December 31, 2004			$5,694.7	$6,206.9

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

•            Economic factors such as trade, monetary and fiscal policies and political and economic conditions

•            Risks associated with litigation, including the pending stockholder litigation, the ongoing SEC investigation and other governmental investigations and similar matters

•            Problems effecting system upgrades and conversions

•            Our ability to secure, maintain and adapt to the technological demands of our business

•            Acquisition risks

•            Our $350 million domestic revolving credit and $150 million Comdata receivables securitization facilities may restrict our operating flexibility

•            Competitive conditions

•            International operations risks

•            Success of implementation of plans to improve performance of HRS business

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

Ceridian Corporation is an information services company primarily serving businesses and employees in the United States, Canada and Europe.  We provide a broad range of human resource solutions through our HRS business segment operations principally located in the United States, Canada and the United Kingdom.  We also provide transaction processing and related services primarily to the transportation and retail industries through our Comdata business segment operations located principally in the United States.

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

•                  “NM” represents percentage relationships in the tables that are not meaningful

•                  “HRO” represents the human resource outsourcing services provided by HRS

RESULTS OF OPERATIONS

Consolidated Results - Overview

Our net earnings for the third quarter of 2005 amounted to $25.7 million, or 17¢ per diluted share, on revenue of $364.1 million compared to $10.9 million, or 7¢ per diluted share, on revenue of $328.7 million in the third quarter of 2004.  For the year-to-date periods ended September 30, our net earnings in 2005 amounted to $81.2 million, or 54¢ per diluted share, on revenue of $1,079.5 million compared to net earnings of $25.9 million, or 17¢ per diluted share, on revenue of $959.1 million in 2004.

Statements of Operations Third Quarter Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue	$364.1	$328.7	35.4	10.8	100.0	100.0
Cost of revenue	198.2	192.4	5.8	3.1	54.4	58.5
SG&A expense	112.7	121.3	(8.6)	(6.9)	31.0	36.9
R&D expense	6.4	7.0	(0.6)	(9.5)	1.7	2.1
(Gain) loss on derivative instruments	3.1	(7.9)	11.0	138.6	0.8	(2.4)
Other expense (income)	4.6	(0.8)	5.4	NM	1.3	(0.2)
Interest income	(2.0)	(0.7)	(1.3)	NM	(0.6)	(0.2)
Interest expense	1.0	1.2	(0.2)	(18.4)	0.3	0.4
Total costs and expenses	324.0	312.5	11.5	3.7	89.0	95.1
Earnings before income taxes	40.1	16.2	23.9	146.9	11.0	4.9
Income tax provision	14.4	5.3	9.1	173.4	4.0	1.6
Net earnings	$25.7	$10.9	14.8	134.2	7.1	3.3
Diluted earnings per common share	$0.17	$0.07	0.10	142.9

Statements of Operations Year-To-Date September 30 Comparisons

(Dollars in millions, except per share data)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue	$1,079.5	$959.1	120.4	12.6	100.0	100.0
Cost of revenue	592.2	547.6	44.6	8.2	54.9	57.1
SG&A expense	334.5	355.6	(21.1)	(5.9)	31.0	37.1
R&D expense	20.1	19.9	0.2	0.7	1.9	2.1
(Gain) loss on derivative instruments	12.5	(2.6)	15.1	NM	1.2	(0.3)
Other expense (income)	2.9	(2.5)	5.4	NM	0.3	(0.3)
Interest income	(5.4)	(1.7)	(3.7)	NM	(0.5)	(0.2)
Interest expense	3.9	3.2	0.7	21.2	0.4	0.3
Total costs and expenses	960.7	919.5	41.2	4.5	89.0	95.9
Earnings before income taxes	118.8	39.6	79.2	200.0	11.0	4.1
Income tax provision	37.6	13.7	23.9	175.1	3.5	1.4
Net earnings	$81.2	$25.9	55.3	213.1	7.5	2.7
Diluted earnings per common share	$0.54	$0.17	0.37	217.6

Our consolidated revenue increased by $35.4 million in the third quarter of 2005 over the third quarter of 2004 with $19.5 million of the increase from HRS and $15.9 million from Comdata.  In the year-to-date comparison, our consolidated revenue increased by $120.4 million in 2005 compared to 2004 with $80.2 million of the increase from HRS and $40.2 million from Comdata.

The following factors had the most significant impacts on our HRS revenue performance in both comparisons:

•                  Increased revenue from LifeWorks and benefits services

•                  Increased revenue due to higher levels of invested customer funds and rising yields

•                  Increased payroll services revenue resulting from higher customer employment levels

•                  Benefits from changes in currency exchange rates on our international revenue

The following factors had the most significant impacts on our Comdata revenue performance in both comparisons:

•                  Continued growth in Comdata’s retail cards in use and transaction volume

•                  Higher transportation card transaction volume and fuel prices

Interest income, which is not allocated to our business segments, increased by $1.3 million for the quarterly comparison and $3.7 million for the year-to-date comparison.  The increase in interest income reflected higher yields as well as higher invested balances.  Interest expense, which is also not allocated to our business segments, decreased $0.2 million in the quarterly comparison and increased $0.7 million in the year-to-date comparison.  The year-to-date increase in interest expense largely reflected costs related to the amendment of our credit facilities in 2005 and the commencement of implicit interest charges on the royalty obligation to The Ultimate Software Group, Inc. (“Ultimate”) recorded as a result of the December 31, 2004 sale of certain customer relationships and other assets associated with our SourceWeb payroll platform.

Our total costs and expenses, excluding net interest, increased by $13.0 million in the quarterly comparison and $44.2 million in the year-to-date comparison. HRS costs and expenses increased by $3.5 million in the quarterly comparison and $12.8 million in the year-to-date comparison. Comdata costs and expenses increased by $9.5 million in the quarterly comparison and $31.4 million in the year-to-date comparison. The principal factors affecting both comparisons of total costs and expenses included:

•                  Accelerated amortization of the HRS CobraServ trademark in 2004

•                  Gains and losses on our interest rate and diesel fuel price derivative instruments

•                  Cost reductions related to SourceWeb disposition and small business reorganization

•                  Additional costs related to increased revenue

•                  Higher non-U.S. costs and expenses as a result of changes in currency exchange rates

Our effective tax rate for the third quarter of 2005 was 36.0% compared to 32.5% for the third quarter of 2004.  In the year-to-date comparison, the 2005 effective tax rate was 31.7% compared to 34.5% in 2004 reflecting a favorable tax settlement of $5.8 million in the second quarter of 2005 and the reversal of $2.0 million of income tax reserves as a result of the statute of limitations expiring on certain tax contingency items in the third quarter of 2005.

Business Segment Results

Segment Third Quarter Comparisons

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue
HRS	$254.6	$235.1	19.5	8.3	69.9	71.5
Comdata	109.5	93.6	15.9	17.1	30.1	28.5
Total	$364.1	$328.7	35.4	10.8	100.0	100.0

EBIT*
HRS	$3.6	$(12.4)	16.0	(129.2)	1.4	(5.2)
Comdata	35.5	29.1	6.4	21.7	32.4	31.1
Total	$39.1	$16.7	22.4	132.8	10.7	5.1

Segment Year-To-Date September 30 Comparisons

(Dollars in millions)

	Amount		Inc (Dec)		% of Revenue
	2005	2004	$	%	2005	2004

Revenue
HRS	$775.3	$695.1	80.2	11.5	71.8	72.5
Comdata	304.2	264.0	40.2	15.3	28.2	27.5
Total	$1,079.5	$959.1	120.4	12.6	100.0	100.0

EBIT*
HRS	$24.8	$(42.6)	67.4	(158.3)	3.2	(6.1)
Comdata	92.5	83.7	8.8	10.4	30.4	31.7
Total	$117.3	$41.1	76.2	185.2	10.9	4.3

*We measure the financial performance of our business segments by reference to earnings before interest and taxes (“EBIT”) since consolidated interest income and interest expense are not allocated to those segments.

HRS

Revenue for our HRS business increased by $19.5 million to $254.6 million in the third quarter of 2005 over the third quarter of 2004 and by $80.2 million to $775.3 million in the first nine months of 2005 compared to the first nine months of 2004.  Revenue from U.S. operations increased by $14.3 million in the quarterly comparison and $61.3 million in the year-to-date comparison.  In the quarterly comparison for U.S. operations, payroll and tax services contributed $8.2 million to the comparison, LifeWorks contributed $3.1 million and benefits services contributed $3.0 million.  In the year-to-date comparison for U.S. operations, payroll and tax services contributed $38.9 million to the comparison, LifeWorks contributed $12.9 million and benefits services contributed $9.5 million.  The payroll and tax services comparison benefited from increases in investment income from customer funds as well as an increase in payroll services customer employment levels.  Additional services provided by LifeWorks to U.S. Armed Services personnel under contract with the U.S. Department of Defense contributed $4.0 million in the quarterly comparison and $21.1 million in the year-to-date comparison to LifeWorks revenue, which more than offset lower revenue from commercial customers.  The revenue increase for benefits services in both comparisons largely resulted from growth in COBRA services, which benefited from the addition of customer bases in 2004, and in flexible spending account services.

Our HRS revenue includes investment income from invested customer funds that constitutes a component of our fees for providing services to those customers.  Investment income from invested customer funds increased by $5.5 million to $24.5 million in the quarterly comparison and $23.9 million to $78.6 million in the year-to-date comparison due to higher average balances of invested customer funds and rising yields.  In the quarterly comparison, higher average balances contributed $2.5 million to the increase in investment income and higher interest rates contributed $3.0 million.  In the year-to-date comparison, higher average balances contributed $8.0 million to the increase in investment income and higher interest rates contributed $15.9 million.  The average balance of invested customer funds rose by $284.7 million or 13.1% to $2,464.2 million in the quarterly comparison and $359.2 million or 14.4% to $2,852.7 million in the year-to-date comparison.  The higher average invested balance reflected continued growth of our payroll payment service where we make compensation payments to participating customers’ employees from payroll deposits advanced to us by those customers.

Ceridian Canada revenue increased by $5.2 million to $38.5 million in the quarterly comparison and $14.9 million to $114.6 million in the year-to-date comparison.  The effect of currency exchange rate changes contributed $3.5 million in the quarterly comparison and $8.6 million in the year-to-date comparison to this increase in revenue.  The remaining revenue increase of $1.7 million in the quarterly comparison and $6.3 million in the year-to-date comparison resulted from an increase in customer employment levels, price increases and increased nonrecurring revenue in 2005.

Revenue from Ceridian Centrefile operations was unchanged at $22.6 million in the quarterly comparison and increased by $4.0 million to $71.8 million in the year-to-date comparison.  Changes in currency exchange rates were insignificant in the quarterly comparison and added $1.4 million in the year-to-date comparison.  The remaining revenue increase of $2.6 million in the year-to-date comparison resulted from the implementation of new customer orders and continued growth in small business services offset by customer losses in the recurring payroll business and lower consulting revenue.

Total costs and expenses for our HRS business increased by $3.5 million in the quarterly comparison and $12.8 million in the year-to-date comparison.  The quarterly increase of $3.5 million included a decrease in gain on derivative instruments of $9.4 million, a decrease of $10.6 million of CobraServ trademark amortization and asset write-downs of $5.2 million of which $4.3 million related to a payroll software application that was abandoned.  There was no (gain) loss on derivative instruments for the three months ended September 30, 2005 compared to a gain of $9.4 million for the same period in 2004.  We disposed of the interest rate derivatives during the first quarter of 2005.  Each quarter in 2004 included $10.6 million of CobraServ trademark amortization of which $10.2 million was accelerated due to the decision in January 2004 to discontinue use of this trademark after December 2004.  The year-to-date increase of $12.8 million included an increase of $7.3 million in loss on derivatives, a decrease in amortization expense of $31.8 million from the CobraServ trademark and an increase of $3.2 million in asset write-downs.  (Gain) loss on derivative instruments was a loss of $2.3 million for the nine months ended September 30, 2005 compared to a net gain of $5.0 million for the nine months ended September 30, 2004.  The loss in the first nine months of 2005 represented the mark-to-market loss on our interest rate derivative instruments prior to their disposition in February 2005.

Total costs and expenses for our U.S. operations decreased by $2.4 million in the quarterly comparison and $5.1 million in the year-to-date comparison. The $2.4 million decrease is due to a decrease of $2.9 million for cost of revenue, a $13.8 million decrease in SG&A expense, a $0.8 million decrease in R&D expense, offset by a $9.4 million decrease in gain on derivatives and a $5.7 million increase in other costs and expense. The year-to-date decrease of $5.1 million is due to an increase of $17.0 million in cost of revenue, a $34.3 million decrease in SG&A expense, a decrease of $0.4 million in R&D expense, a $7.3 million increase in loss on derivatives and a $5.3 million increase in other costs and expenses.

Cost of revenue for U.S. operations decreased by $2.9 million in the quarterly comparison due to decreased costs of $5.3 million in payroll and tax filing services and increased costs of $2.3 million in LifeWorks and $0.1 million in benefits services.  In the year-to-date comparison, cost of revenue for U.S. operations increased by $17.0 million due to increased costs of $4.5 million in payroll and tax filing services, $8.8 million in LifeWorks and $3.7 million in benefits services.  The decrease in the quarterly comparison for payroll and tax filing services resulted primarily from cost savings related to the disposition of SourceWeb that more than offset the increase related to increased revenue.  The increase in the year-to-date comparison for payroll and tax services resulted primarily from the increase in revenue and higher technology and compensation costs, which exceeded the benefit from cost savings related to the SourceWeb disposition and small business reorganization.  The increase in LifeWorks largely reflected additional services provided to U.S. Armed Services personnel under contract with the U.S. Department of Defense.  The increase in benefits services cost of revenue largely reflected revenue growth in COBRA and flexible spending account services.

SG&A expense for U.S. operations decreased by $13.8 million in the quarterly comparison and $34.3 million in the year-to-date comparison including the 2004 CobraServ trademark amortization of $10.6 million in the third quarter and $31.8 million for the first three quarters.  Selling expense decreased by $4.4 million in the quarterly comparison and $12.7 million in the year-to-date comparison due primarily to workforce reductions occurring after the second quarter of 2004.  In addition to the effect of the elimination of the 2004 CobraServ trademark amortization, general and administrative expense increased by $1.2 million in the quarterly comparison and $10.2 million in the year-to-date comparison.  The $1.2 million increase in general and administrative expense in the quarterly comparison was largely due to higher compensation and benefit costs offset in part by a $2.4 million reduction in allocated accounting compliance costs.  The $10.2 million increase in the year-to-date comparison was largely due to higher compensation and benefit costs with little effect from allocated accounting compliance costs.  The year-to-date comparison also included first quarter 2005 severance costs of $3.0 million.

R&D expense for U.S. operations decreased by $0.8 million in the quarterly comparison and $0.4 million in the year-to-date comparison.

Total costs and expenses for Ceridian Canada increased by $4.4 million in the quarterly comparison and $9.6 million in the year-to-date comparison as currency exchange rate changes contributed $2.8 million to the quarterly comparison and $7.0 million to the year-to-date increase.  In addition to currency exchange and first quarter 2004 severance costs of $1.8 million, total costs and expenses increased by $1.6 million in the quarterly comparison and $4.4 million in the year-to-date comparison due to an increase in cost of revenue, related to revenue growth, which was offset in part by the conclusion of amortization on certain technology intangible assets in the first quarter of 2005.

Total costs and expenses for Ceridian Centrefile increased by $1.5 million in the quarterly comparison due primarily to severance costs of $1.4 million related to staff reductions.  Total costs and expense for Ceridian Centrefile increased by $8.3 million in the year-to-date comparison as currency exchange rate changes added $1.2 million and severance costs added $0.4 million to the year-to-date comparison.  The remaining increase of $6.7 million in the year-to-date comparison largely represented increases in cost of revenue due primarily to additional staffing and growing the HRO business during the first half of 2005.

Comdata

Comdata revenue increased by $15.9 million to $109.5 million in the quarterly comparison and $40.2 million to $304.2 million in the year-to-date comparison due primarily to higher revenue from retail services and over-the-road transportation services.  Revenue from retail services grew by $8.1 million in the quarterly comparison and $19.7 million in the year-to-date comparison reflecting a higher level of cards in use, greater transaction volume and the addition of new customers.  Gross billable fees for U.S. sales of retail cards and services, representing future revenue, increased during the first nine months of 2005 by $8.2 million compared to the same period in 2004 reflecting increased transaction volume as well as increased usage.  Transportation revenue grew by $7.8 million in the quarterly comparison and $20.5 million in the year-to-date comparison due to improved general economic conditions and higher fuel prices.  The increases for transportation services primarily related to the over-the-road business which increased by $5.9 million in the quarterly comparison and $13.8 million in the year-to-date comparison as higher diesel fuel prices contributed $3.3 million in the quarterly comparison and $7.7 million in the year-to-date comparison with the remaining increase largely due to higher transaction volume.  Business fleet revenue grew by $0.9 million in the quarterly comparison and $2.9 million in the year-to-date comparison including $0.6 million in the quarterly comparison and $1.8 million in the year-to-date comparison due to higher gasoline fuel prices and greater utilization of services related to our BusinessLink payment transaction services card.  Revenue from regulatory compliance services increased by $1.0 million in the quarterly comparison and $2.1 million in the year-to-date comparison.  The remaining increase in revenue of $1.7 million in the year-to-date comparison largely reflected growth in revenue from truck stop services.

Comdata costs and expenses increased by $9.5 million in the quarterly comparison and $31.4 million in the year-to-date comparison.  In the quarterly comparison, a loss of $3.1 million on diesel fuel price derivative instruments in 2005 compared to a loss of $1.5 million in 2004 increased costs and expenses by $1.6 million.  In the year-to-date comparison, a loss of $10.2 million on diesel fuel price derivative instruments in 2005 compared to a loss of $2.4 million in 2004 increased costs and expenses by $7.8 million.

Cost of revenue increased by $5.3 million in the quarterly comparison and $15.5 million in the year-to-date comparison with $4.9 million in the quarterly comparison and $12.2 million in the year-to-date comparison due to the increase in retail services revenue.  The remaining increase in cost of revenue of $0.4 million in the quarterly comparison and $3.3 million in the year-to-date comparison related primarily to compensation increases and regulatory compliance.

Comdata SG&A expense increased by $2.5 million in the quarterly comparison due primarily to higher compensation and benefit costs and additional amortization expense related to recent acquisitions.  That increase was offset in part by a decrease of $0.8 million in allocated accounting compliance costs.  Comdata SG&A expense increased by $7.7 million in the year-to-date comparison due primarily to an increase of $1.3 million in the provision for doubtful accounts, additional amortization expense related to recent acquisitions and higher compensation and benefit costs.  Allocated accounting compliance costs were little changed in the year-to-date comparison.  R&D expense increased by $0.6 million in the quarterly comparison and $1.3 million in the year-to-date comparison.

BALANCE SHEETS

Comparison of September 30, 2005 to December 31, 2004

(Dollars in millions)

	Amount		Inc (Dec)		% of Total
	Sep 2005	Dec 2004	$	%	Sep 2005	Dec 2004
Cash and equivalents	$241.4	$220.7	20.7	9.4	25.0	26.8
Receivables, net	625.1	505.7	119.4	23.6	64.8	61.4
Other current assets	97.8	97.6	0.2	0.2	10.2	11.8
Total current assets	$964.3	$824.0	140.3	17.0	100.0	100.0
Ratio of current assets to total operating assets					43.7	39.0
Current Ratio					1.48	1.72

Capital assets	$1,172.4	$1,192.0	(19.6)	(1.6)	94.4	92.6
Investments, including derivatives	17.1	44.5	(27.4)	(61.6)	1.4	3.5
Other noncurrent assets	51.7	50.4	1.3	2.6	4.2	3.9
Total noncurrent assets	$1,241.2	$1,286.9	(45.7)	(3.6)	100.0	100.0

Total operating assets	$2,205.5	$2,110.9	94.6	4.5	38.7	34.0
Customer funds	3,489.2	4,096.0	(606.8)	(14.8)	61.3	66.0
Total assets	$5,694.7	$6,206.9	(512.2)	(8.3)	100.0	100.0

Current debt	$63.8	$14.9	48.9	NM	9.8	3.1
Drafts and settlements payable	261.3	153.4	107.9	70.3	40.0	32.0
Other current liabilities	327.8	310.7	17.1	5.5	50.2	64.9
Total current liabilities	$652.9	$479.0	173.9	36.3	100.0	100.0

Noncurrent debt	$7.2	$85.8	(78.6)	(91.6)	2.5	23.5
Employee benefit plans	212.6	208.4	4.2	2.0	72.5	57.1
Other noncurrent liabilities	73.2	70.8	2.4	3.4	25.0	19.4
Total noncurrent liabilities	$293.0	$365.0	(72.0)	(19.7)	100.0	100.0
Total operating liabilities	$945.9	$844.0	101.9	12.1	16.6	13.6
Customer funds obligations	3,472.6	4,067.2	(594.6)	(14.6)	61.0	65.5
Stockholders’ equity	1,276.2	1,295.7	(19.5)	(1.5)	22.4	20.9
Total liabilities and stockholders’ equity	$5,694.7	$6,206.9	(512.2)	(8.3)	100.0	100.0

Total Debt	$71.0	$100.7	(29.7)	(29.5)	5.3	7.2
Stockholders’ Equity	1,276.2	1,295.7	(19.5)	(1.5)	94.7	92.8
Total Capitalization	$1,347.2	$1,396.4	(49.2)	(3.5)	100.0	100.0

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

Our operating assets increased by $94.6 million during the first nine months of 2005 as current assets increased by $140.3 million and noncurrent assets decreased by $45.7 million.  The change in current assets was due primarily to increases of $20.7 million in cash and equivalents and $119.4 million in receivables.  We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.”  The increase in receivables included a $126.1 million increase in Comdata receivables due largely to the seasonally lower level of transportation services activity at the end of the calendar year and rising fuel prices.  Our noncurrent assets decreased by $45.7 million largely as the result of the February 2005 disposition of our HRS interest rate derivative instruments, which were carried at $26.8 million at the end of 2004, the sale of land and other assets that reduced assets by $7.2 million and asset write-downs of $5.5 million.  While customer funds assets at September 30, 2005 were $606.8 million lower than the December 31, 2004 balance, the average balance of these assets during that period increased by $359.2 million over the average for the comparable 2004 period due to growth of our payroll payment service and higher tax rates.

Current liabilities increased by $173.9 million during the first nine months of 2005 as the $55.0 million outstanding under the Comdata receivables securitization facility became due within one year.  In addition, Comdata drafts and settlements payable increased by $107.9 million, corresponding to the increase in Comdata receivables.  The decrease of $72.0 million in noncurrent liabilities includes a reduction in borrowings under our Comdata receivables securitization facility of $20.0 million as well as the reclassification of the remaining $55.0 million balance to a current status.  Customer funds obligations decreased by $594.6 million together with the decrease in customer funds assets.  The decrease of $19.5 million in stockholders’ equity is largely composed of year-to-date net earnings of $81.2 million increased by $41.3 million related to exercises of stock options and sales of stock to employees, $7.7 million related to unrealized gains on customer funds, partially offset by a $5.1 million decrease due to currency translation, and reduced by $142.8 million representing the cost of reacquired Ceridian common shares held as treasury stock.

CASH FLOWS

Cash and equivalents increased by $20.7 million to $241.4 million during the first nine months of 2005 including cash inflows of $175.7 million from operating activities as well as financing cash outflows that included $138.8 million on settled trades for the repurchase of our common stock and a $20.0 million reduction in the amount outstanding under our Comdata receivables securitization facility.  Changes in working capital had little effect on cash flows from operating activities in the first nine months of 2005 as the net cash outflow from an increase in accounts receivable closely matched the net cash inflows from an increase in drafts and settlements payable.  The net cash inflows from investing activities during the first nine months of 2005 included proceeds of $21.0 million from the disposition of our HRS interest rate derivative instruments, $7.8 million from the sale of land and $2.7 million from the sale of Ultimate stock.  Cash outflows from investing activities during the first nine months of 2005 included $46.5 million for capital expenditures and $8.2 million for the acquisition of Tranvia Inc., (“Tranvia”), a merchant processor for credit, debit, prepaid and e-commerce activities.  Cash outflows from financing activities during the first nine months of 2005 included $138.8 million for repurchases of our common stock, a $20.0 million reduction in the amount outstanding under our Comdata receivables securitization facility and $13.0 million for other financing obligations, which were offset in part by proceeds of $37.7 million from exercises of stock options and employee stock plan purchases.

Consolidated Statements of Cash Flow Highlights

(Dollars in millions)

	Nine Months Ended September 30,
	2005	2004	Change

Operating activities	$175.7	$152.2	$23.5
Investing activities	(23.8)	(48.7)	24.9
Financing activities	(134.1)	(73.9)	(60.2)
Effect of exchange rate changes on cash	2.9	2.5	0.4
Net cash flows provided (used)	$20.7	$32.1	$(11.4)

Cash and equivalents at 9/30/05 and 12/31/04	$241.4	$220.7	$20.7

Operating Activities

Net cash inflows from operating activities increased by $23.5 million to $175.7 million during the first nine months of 2005 compared to $152.2 million during the first nine months of 2004.  Net cash inflows from net earnings increased by $23.4 million in the comparison and net cash inflows from working capital items increased by $0.1 million.

Reconciliation of Earnings to Cash Inflows (Outflows) from Operating Activities

(Dollars in millions)

	Nine Months Ended September 30,
	2005	2004	Change

Net earnings	$81.2	$25.9	$55.3
Provision for deferred income taxes	(10.8)	(8.8)	(2.0)
Depreciation and amortization	63.0	92.7	(29.7)
Provision for doubtful accounts	8.8	7.3	1.5
Asset write-downs	5.5	2.5	3.0
Unrealized (gain) loss on derivative instruments	12.0	20.6	(8.6)
Other reconciling items	9.5	5.6	3.9
From net earnings	$169.2	$145.8	$23.4
From working capital activities	6.5	6.4	0.1
Cash flows provided by operating activities	$175.7	$152.2	$23.5

Investing Activities

Investing activities resulted in net cash outflows of $23.8 million in the first nine months of 2005 compared to net cash outflows of $48.7 million in the first nine months of 2004.  In the first nine months of 2005, capital expenditures amounted to $46.5 million, consisting of property, plant and equipment expenditures of $21.5 million and software and development expenditures of $25.0 million.  In the first nine months of 2004, capital expenditures amounted to $45.9 million, consisting of property, plant and equipment expenditures of $21.7 million and software and development expenditures of $24.2 million.  Proceeds from sale of businesses and assets amounted to $31.5 million in the first nine months of 2005 including $21.0 million from the disposition of our interest rate derivative instruments, $2.7 million from the sale of 178,289 shares of Ultimate common stock and $7.8 million from the sale of land.  The amounts expended for acquisitions of investments and businesses, net of cash acquired, amounted to $8.8 million in the first nine months of 2005 and $14.1 million in the first nine months of 2004.  In the first nine months of 2005,

Comdata acquired Tranvia for $8.2 million.  During the first nine months of 2004, HRS acquired Recruiting Solutions International, Inc. for $11.0 million, a minority interest in ProfitPoint, Inc. for $1.5 million, ITS Information Technology Systems Ltd (Ireland) for $0.7 million and a customer base for COBRA services from a major insurance company for $0.9 million.

Financing Activities

Financing activities resulted in net cash outflows of $134.1 million during the first nine months of 2005 and $73.9 million during the first nine months of 2004.  We reduced the amount outstanding on our Comdata receivables securitization facility by $20.0 million in the first quarter of 2005 to $55.0 million at September 30, 2005.  During the first nine months of 2005, we also made principal payments of $4.2 million on capital leases and $3.9 million related to the Ultimate royalty obligation and reduced the Ceridian Centrefile overdraft facility by $4.9 million.  During the first nine months of 2004, we reduced the amount outstanding on our Comdata receivables securitization facility by $45.0 million while Ceridian Centrefile increased its borrowings on its overdraft facility by $7.3 million.  We also made additional repayments of $3.2 million primarily on capital lease obligations during the first nine months of 2004.

During the second quarter of 2005, we resumed our existing stock repurchase program and by September 30, 2005 repurchased 7,237,650 shares of our common stock on the open market at an average net price of $19.72 per share.  In addition, during the first nine months of 2005, we repurchased 32,524 shares in connection with the payment of withholding taxes due with respect to the vesting of restricted stock awards.  As a result of these transactions, we reported financing cash outflows during the first nine months of 2005 of $138.8 million for settled trades.  At September 30, 2005, we have recorded in accounts payable $4.0 million for late September open market trades settled in early October and will report these financing cash outflows in the fourth quarter of 2005.  During the first nine months of 2004, we paid $80.3 million to repurchase 4,012,400 shares of our common stock on the open market at an average net price of $20.01 per share before suspending our stock repurchase program at the end of the second quarter of 2004.

Proceeds from exercises of stock options and employee stock plan purchases amounted to $37.7 million during the first nine months of 2005 and $47.3 million in the first nine months of 2004.

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

•                  Economic factors such as trade, monetary and fiscal policies and political and economic conditions

Our Board of Directors approved a stock repurchase program in 2002 that authorized the repurchase of up to 12,500,000 Ceridian common shares.  On July 27, 2005, our Board of Directors authorized the repurchase of up to 20,000,000 additional shares in the open market or in privately negotiated transactions, bringing the total authorization to 21,626,050 shares at that date.  As indicated in the “Cash Flows” section of this discussion under “Financing Activities,” we resumed the repurchase of our shares during the second quarter of 2005.  At September 30, 2005, we were authorized to acquire up to 19,112,850 additional shares under this program.  We generally use our treasury stock to address our obligations under our stock compensation and employee stock purchase plans.

At September 30, 2005, our committed credit arrangements included a domestic revolving credit facility that provides up to $350.0 million for a combination of advances and up to $50.0 million of letters of credit.  The interest rate on this facility is 1% per annum over LIBOR.  As of September 30, 2005, we have unused borrowing capacity under the $350.0 million domestic revolving credit facility amounting to $347.5 million of which we have designated $55.0 million as backup to the receivables securitization facility.  Our existing domestic revolving credit facility is scheduled to expire on March 30, 2006.  We expect to enter into a new revolving credit facility to replace the existing facility during the fourth quarter of 2005.

In addition, at September 30, 2005, we had a $150.0 million receivables securitization facility that uses selected Comdata trade receivables as collateral for borrowing that we extended with similar terms to June 15, 2008 during the second quarter of 2005.  The interest rate on this facility is based on the lender’s commercial paper rate plus program fees, which approximates LIBOR plus 0.5% per annum.  The amount outstanding under this facility was $55.0 million at September 30, 2005.

Ceridian Centrefile has available through February 28, 2006 a £6.5 million ($11.4 million at September 30, 2005) overdraft facility at an interest rate of 1% per annum over the bank’s base rate totaling 5.75% per annum.  The amount outstanding under Ceridian Centrefile’s borrowing arrangements amounted to $3.5 million at September 30, 2005, and $9.0 million at December 31, 2004.

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

Our contractual commitments and contingencies at December 31, 2004 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in the 2004 Form 10-K.  There have been no material changes to these contractual commitments and contingencies during the nine months ended September 30, 2005.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in the 2004 Form 10-K.  There have been no material changes to these policies and estimates during the nine months ended September 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2004 Form 10-K.  There have been no material changes to our market risk during the quarter ended September 30, 2005.

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

In the fourth quarter of 2004, Comdata entered into diesel fuel price derivative contracts to swap the floating price of fuel for substantially all of its 2005 fuel price exposure for an average fixed price of $1.92 per gallon effective until December 31, 2005.  The carrying amount of these diesel fuel price derivative instruments at September 30, 2005 was a liability of $5.3 million, representing the expected aggregate future payments to the counterparty over the remaining term of the contracts.

In October 2005, Comdata entered into diesel fuel price derivative contracts to swap the floating price of diesel fuel for a fixed price of $2.61 per gallon on approximately 20% of our estimated diesel fuel price exposure effective from January 1 until December 31, 2006.  We may enter into additional contracts with similar terms as market opportunities permit.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief

Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based upon that evaluation, we have concluded that as of September 30, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  However, to address the material weaknesses described in the paragraphs below, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective over the preparation of the financial statements included in this report.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

These deficiencies resulted in more than a remote likelihood that improper accounting for transactions could occur, and not be detected on a timely basis, resulting in material misstatements in our consolidated financial information.

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

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting

In July 2004, we began performing periodic internal accounting reviews of HRS. These reviews are performed at least once per quarter and evaluate compliance with our policies and with U.S. GAAP related to the capitalization and amortization of internally developed software costs, and the month-end close and cost and expense accrual process. These reviews are performed by HRS and Corporate personnel, as well as by our Internal Audit Department, and have been completed through the end of third quarter of 2005.

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

•                  establishment of a process to review activities that may qualify for hedge accounting treatment;

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

•                  establishment of a process to ensure the completeness of the expense cut-off and cost and expense accrual procedures;

•                  creation of a new position, Director of Financial Accounting and Compliance, to review and coordinate the implementation of new revenue-related pronouncements and regulations under U.S. GAAP at Ceridian;

•                  retained a new Chief Financial Officer and a new controller for our U.K. payroll division and created a new position, Internal Control Manager, and retained such individual for our U.K. operations;

•                  review of all new HRS contracts containing certain quantitative and qualitative characteristics in order to determine appropriate accounting treatment under U.S. GAAP;

•                  review of all leases to determine the proper capital and operating lease classification and the appropriate accounting treatment;

•                  creation of a revenue recognition steering committee comprised of financial and accounting personnel to discuss and review revenue recognition issues at HRS for policy amendments and interpretations;

•                  creation of a customer revenue accounting function to centralize the review of significant customer revenue agreements;

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

•                  establishment of a process to ensure that differences between international accounting standards and U.S. GAAP are identified and addressed for U.S. GAAP reporting;

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

•                  have realigned the finance and accounting functions to improve the execution of identified controls;

•                  have hired additional accounting expertise;

•                  increased our internal audit staff to monitor Ceridian’s internal controls;

•                  continue to enhance Ceridian’s general computer controls procedures;

•                  continue our use of external resources;

•                  have taken certain disciplinary actions and terminated certain individuals; and

•                  have hired a new chief financial officer and a new controller at Ceridian in February 2005 and June 2005, respectively.

Changes in Internal Controls

In the third quarter of 2004, we began to remediate identified deficiencies in our internal control over financial reporting.  Other than such actions noted above under the heading “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting” as were implemented in the third quarter of 2005, there have been no other changes to our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Reference is made to Part II, Item 1, “Legal Proceedings” included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Ceridian believes there claims are without merit and intends to vigorously defend itself in the consolidated action.  We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation.  In February 2004, we provided documents responsive to the SEC.  In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors.  We have kept the SEC advised on a regular basis of the Audit Committee’s investigation.  On December 10, 2004, we received a further formal confidential document request from the SEC.  The second request broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures.  The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws.  As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above.  The subpoena is consistent with investigations of this type and was anticipated.  We continue to fully cooperate with the SEC and are in the process of responding to the SEC’s additional document request and subpoena and cannot estimate when such investigation will conclude.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (July 1, 2005-July 31, 2005)	179	(2)	$19.49	—	21,626,050

Month #2 (August 1, 2005-August 31, 2005)	1,322,800	(3)	$20.74	1,322,500	20,303,550

Month #3 (September 1, 2005- September 30, 2005)	1,191,674	(4)	$20.59	1,190,700	19,112,850

Total:	2,514,653	(2)(3)(4)	$20.67	2,513,200	19,112,850

(1)          On July 24, 2002, our Board of Directors approved a share repurchase program, pursuant to which up to 12,500,000 shares of our common stock may be repurchased.  We disclosed this repurchase program in our periodic reports filed with the SEC, including the Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003.  On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock.  We disclosed this increase in the repurchase program in a press release on July 28, 2005.  The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.  The total remaining authorization under the repurchase program was 19,112,850 shares as of September 30, 2005; the repurchase program has no set expiration or termination date.

(2)          179 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(3)          300 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(4)          974 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Item 5.           Other Information

(a)                                  On November 7, 2005, we amended the $150 million Comdata receivables securitization facility principally to amend the definition of “receivable.”  The amendment to the Comdata receivables securitization facility is among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, and JPMorgan Chase Bank, N.A.  JPMorgan Chase Bank, N.A. is also a party to our $350 million domestic revolving credit facility.  A copy of the amendment is attached to this report as Exhibit 10.01, and is incorporated herein by reference.

Item 6.  Exhibits

(a)                                  Exhibits.

10.01

Amendment No. 1 to Receivables Sales Agreement and Amendment No. 11 to Receivables Purchase Agreement entered into as of November 7, 2005 among Comdata Funding Corporation, Comdata Network, Inc., each Financial Institution party thereto, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A.

10.02

Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (for Non-Employee Director Grants under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated July 28, 2005 and filed with the Securities and Exchange Commission on July 28, 2005 (File No. 001-15168)).

10.03

Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated July 28, 2005 and filed with the Securities and Exchange Commission on July 28, 2005 (File No. 001-15168)).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: November 9, 2005	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)