Form 10-K
period 2005-12-31
CERIDIAN CORP /DE/
filed 2006-03-16
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the voting stock of Ceridian held by non-affiliates of Ceridian on June 30, 2005 was $2,830,419,338 based on the closing sales price of Ceridian common stock as reported on the New York Stock Exchange on June 30, 2005.

The number of shares of Ceridian common stock outstanding as of March 1, 2006 was 145,870,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 11, 2006:  Part III

CERIDIAN CORPORATION
Annual Report on Form 10-K
For the fiscal year ended December 31, 2005
Table of Contents

CERIDIAN CORPORATION

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are described in this report, including in Part I, Item 1A, “Risk Factors” of this report. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission.

We own or have the rights to various trademarks, trade names or service marks, including the following: BusinessLink®, Ceridian Corporation and logo, Ceridian®, Comchek®, Comchek eCash®, Comdata® and logo, Comdata®, LifeWorks®, Stored Value Systems®, and Stored Value Systems® and logo. The trademarks American Express®, Discover®, MasterCard®, Visa®, Cirrus® and Maestro® referred to in this report are the registered trademarks of others.

Item 1.                        Business

General

Ceridian Corporation was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

Ceridian Corporation is an information services company principally in the human resource (“HR”), transportation and retail markets. Our human resource solutions business (which we refer to in this report as “HRS” or “Human Resource Solutions”) enables customers to outsource a broad range of employment processes, from recruitment and applicant screening, to payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, to post-employment health insurance portability compliance, and retirement plan administration. We have HRS operations primarily in the United States, Canada and the United Kingdom. Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards.

Ceridian Corporation was formed as a result of the spin-off of the human resource solutions division and human resource solutions and Comdata subsidiaries of Arbitron Inc., formerly known as Ceridian Corporation (which entity is referred to in this report as “Ceridian’s predecessor”). On March 30, 2001, we became an independent public company when Ceridian’s predecessor distributed all of our outstanding common stock to its stockholders in a tax-free spin-off transaction (which transaction is referred to in this report as the “spin-off” or the “Arbitron spin-off”). Despite the legal form of the spin-off, because of the relative significance of our businesses to Ceridian’s predecessor, we are considered the divesting entity and treated as the “accounting successor” to Ceridian’s predecessor for financial reporting purposes. As used in this report, references to “Ceridian,” the “Company,” “we,” “our” or “us” mean Ceridian Corporation together with our consolidated subsidiaries, and include the historical operating results and activities of the businesses and operations that constituted Ceridian’s predecessor prior to the spin-off, as well as the continuing operations of the operations that were transferred to us by Ceridian’s predecessor in the spin-off, unless the context otherwise indicates.

We refer you to Part II, Item 7 and Item 7A of this report for additional descriptions of our business.

Financial Information About Segments

Our business has two segments, Human Resource Solutions and Comdata. We refer you to Note M, “Segment Data” to our consolidated financial statements for financial information about our business segments and geographic areas. This information may be found in Part II, Item 8 of this report.

Human Resource Solutions

The operating units comprising HRS offer a broad range of managed human resource solutions designed to help companies maximize the value of their people by more effectively managing their work forces and the information that is integral to human resource processes. Our human resource management products and services are provided principally in the United States, Canada and the United Kingdom.

Late in 2005, we realigned our internal organization structure in U.S. HRS into six operating units to eliminate perceived weaknesses in the organization’s effectiveness and functional operating environment. We believe our new organization structure for U.S. HRS will enhance decision making, accountability and overall performance. The operating units relate to certain HRS solution areas (payroll processing, tax filing, and other HR services; benefits administration services, qualified retirement and other plan administration; and work-life and employee assistance programs) or the nature of customers (government, small business and human resource outsourcing). We anticipate that the implementation of this U.S. HRS organizational structure will continue through 2006.

HRS’s revenue and U.S. HRS’s products and services revenue for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Years Ended December 31,
	2005		2004		2003
	(dollars in millions)
HRS Revenue
U.S. HRS	$799.8	76.2%	$731.5	75.9%	$687.7	76.9%
Ceridian Canada	158.1	15.0%	141.1	14.6%	127.2	14.2%
Ceridian Centrefile	92.2	8.8%	91.8	9.5%	79.3	8.9%
Total HRS	$1,050.1	100.0%	$964.4	100.0%	$894.2	100.0%
U.S. HRS Revenue
Payroll processing, tax filing and other HR services	$500.9		$452.0		$435.9
Benefits administration services	151.1		146.1		135.9
Work-life and employee assistance programs	147.8		133.4		115.9
	$799.8		$731.5		$687.7

Our HRS revenue in 2005 includes approximately $105.5 million of investment income earned in lieu of additional fees from customer funds temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. All customer funds temporarily held by us are held either in a trust or in segregated accounts. Funds from U.S. customers are invested primarily in high quality collateralized short-term investments or money market mutual funds. We may also invest in U.S. Treasury and Agency securities, AAA rated asset-backed securities, and corporate securities rated A3/A- or better. Funds from Canadian customers are invested primarily in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts and mortgages. The maturity of these investments is carefully managed to meet the related payment obligations. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of customer funds held.

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

We generally classify customers in the human resource solutions market by employer size into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer*	Typical Characteristics
Small	Fewer than 250 employees	Tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another
Corporate	250 to 5,000 employees

Human resource management needs tend to be more complex, and therefore often require more customization and flexibility in products and services, greater integration among data processing systems and a greater variety of products and services

Enterprise	Over 5,000 employees

Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services; also has the greatest reliance on their integral legacy systems which increase integration complexity and challenge outsourcing and migration decisions

*                    This column of the table reflects the employer size of U.S. customers in 2005. In Canada and the United Kingdom, the employer segment sizes are typically smaller, although the characteristics of such segments are similar in nature.

We believe, however, that with regard to any size employer, a provider of a core transaction-based service, such as payroll processing or tax filing services, is afforded opportunities to complement that core service with additional products and services that are natural adjuncts to that service, such as time and labor management, health insurance portability compliance administration, flexible spending account administration, employee self-service, benefits eligibility and enrollment, employee assistance and work-life services, and retirement plan administration. Our ability to wrap value-added services around a core service or product in an integrated manner will, we believe, lead to revenue growth and our ability to achieve higher margins.

Further, we believe that customers are increasingly seeking providers that can take responsibility for entire human resource management processes. These human resource outsourcing (referred to in this report as “HRO”) relationships transfer responsibility for managing each core process from the employer to the provider. Through HRO, we are able to provide our customers with a comprehensive suite of modular, fully managed HRS products and services described above. By fully managing the products and services that we can otherwise provide on a stand-alone basis and presenting a single face to our customers’ employees, we are able to transfer responsibility for managing each core HR process from the employer to the provider. Our HRO customizing to date typically involves: (1) conversion and implementation consulting services; (2) processing and hosting services related to payroll, tax filing services and benefits needs; and (3) administration of payroll or benefits functions.

Products and Services

Our human resource management solutions include:

•                    payroll processing, tax filing and other HR services;

•                    benefits administration services; and

•                    work-life and employee assistance programs.

Payroll Processing, Tax Filing and Other HR Services.

Payroll Processing.   Our payroll processing for customers in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries. For certain business customers, we may handle the transmission of customer payroll funds to the customer’s employees. We also supply quarterly and annual social security, Medicare and federal, state and local income tax withholding reports and forms that are required to be filed by employers and employees.

We provide human resource information systems (commonly referred to as “HRIS”) solutions that serve as a “front-end” to our payroll processing system, allowing our customers to utilize a common database for both payroll and other HRIS purposes. This enables the customer to create a single database of employee information for on-line inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, time and labor management, government compliance, compensation analysis and benefits administration. We also provide HRIS solutions that incorporate open, industry standard technology, are scalable and can be utilized with an existing interface as a front-end for our payroll processing and tax filing services.

Our HR/payroll product suite provides an integrated HR/payroll and benefits solution with outsourced payroll and tax filing services to customers primarily in the corporate and enterprise customer markets. It is primarily available in a hosted “application service provider” environment. On a limited basis within Ceridian Centrefile Limited, it also can be managed in-house as an installed application. Our hosted solutions provide customers with secure 24/7 access to our solutions using a standard web browser.

Our HR/payroll web product is a web-enabled, fully hosted integrated payroll and human resource administration solution, designed specifically for the corporate and enterprise customer markets. Ceridian’s HR/payroll web product also includes integrated time management and self-service features, as well as wage attachments and disbursements, Internet payroll management, and customization features within the core product offering.

We also provide Internet and phone-in payroll processing, tax filing, unemployment compensation management and related services for small employers located in the United States and Canada. Our Small Business HR/payroll web-based solution allows customers to complete payroll transactions via the Internet. The Small Business HR/payroll product also provides small businesses with access to services, such as new hire reporting, tax filing, direct deposit, optional benefits programs, unemployment filing and special reports services that were previously only available to larger companies.

Tax Filing.   Our payroll tax filing services for customers in the United States consist primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns and handling related regulatory correspondence and amendments. Our tax filing services are provided not only to employers who utilize our payroll processing service, but also to local and regional payroll processors and directly to employers as stand alone tax services. Payroll-related tax filing services are typically priced on a fee-per-item-processed basis.

Other HR Services.   We also provide customers with a number of other HR solutions. Such services include time and attendance, administration of payroll and benefit functions, talent acquisition and management, expense management and human capital management services. These services are generally designed to automate, streamline and integrate certain traditional HR services to provide our customers with the ability to focus less on administration and more on their core business.

Benefits Administration Services.   We provide employee health and welfare benefits administration and qualified plan administration services to our customers. Employee health and welfare benefits administration services include health insurance portability (i.e., the Consolidated Omnibus Budget Reconciliation Act, or “COBRA,” and the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”) compliance services. Health and welfare benefits administration services also encompass benefits provided to active employees, such as annual health plan enrollment, ongoing employee enrollment and eligibility services, tuition refund plans, transportation reimbursement under the Transportation Equity Act, and Internal Revenue Code Section 125 plans including fully administered and self-administered flexible spending accounts and premium-only plans. We also provide administration and benefits billing services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits.

Our qualified plan administration services include 401(k) plan administration, profit sharing plan administration, defined benefit plan administration, employee stock ownership plan administration and Qualified Domestic Relations Order and medical support order administration.

Work-Life and Employee Assistance Programs.   We provide customers of all sizes and their employees with a single source for fully integrated work-life and employee assistance programs (which we refer to in this report as “LifeWorks”). Our customers include employers in both the private and public sectors, including the U.S. Department of Defense. Services are delivered through on-line access and telephonically, and through face-to-face counseling provided by referral resources.

The services and programs we provide may be customized to meet an individual customer’s particular needs. Our portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information on-line to comprehensive “person-to-person” consultation and referral services. Also included are specialized service options, such as assistance with college selection, elder care assessment and facility review services, and health and wellness services. These services address employee effectiveness issues and seek to improve employee retention and productivity, reduce absenteeism and increase recruitment success. Consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/supervisory and education/schooling issues. We have also entered into arrangements with some service and product providers to provide additional leading edge services and expertise to our customers.

We currently provide customized work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense. Our contract with the U.S. Department of Defense will expire on March 31, 2006. We are currently negotiating a contract extension with the U.S. Department of Defense that would extend our relationship with them through approximately September 30, 2006. It is our understanding that the U.S. Department of Defense intends to issue a request for proposal to enter into a long-term contract with a provider to begin on or about October 1, 2006. We intend to respond to this request for proposal.

International Operations

Our international HRS operations are primarily conducted in Canada, through Ceridian Canada Ltd. (“Ceridian Canada”) and in the United Kingdom, through Ceridian Centrefile Limited (“Ceridian Centrefile”). Ceridian Canada provides payroll processing services, HRIS solutions, tax filing services, work-life and employee assistance programs and recruitment services to its customers. Ceridian Canada handles payroll as well as tax filing funds for our Canadian customers. These Canadian operations collect payroll and payroll tax amounts from customers, remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees’ bank accounts. As a result, revenue from our payroll processing services in Canada includes investment income received in lieu of additional fees from temporarily holding these amounts in trust. We also charge fees for services to our Canadian customers that are similar in nature to those provided in the United States.

Ceridian Centrefile provides payroll processing services, HRIS solutions, work-life and employee assistance programs and recruitment services primarily in the United Kingdom. Ceridian Centrefile’s services generally do not involve the handling or transmission of customer funds. In a very few instances, Ceridian Centrefile holds customer funds for a short period of time in non-interest bearing segregated accounts prior to disbursement pursuant to the customer’s instructions.

We have begun to expand our international payroll services into other countries, principally in Europe, by engaging partners within a country to provide us with payroll administration and processing services for that country. We in turn have contracted with multinational customers for their international requirements, and deliver a fully outsourced payroll service to these customers.

There are risks associated with operating internationally. We refer you to Part I, Item 1A, “Risk Factors” of this report.

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

Sales and Marketing

Our HRS services are marketed in the United States through our direct sales force operating throughout the country. We currently utilize, and seek to develop other, cooperative marketing relationships with other companies offering products or services that complement our businesses as well as informal and formal marketing alliances with human resource consulting firms, other outsourcing firms and benefits brokers. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts such as web marketing, telemarketing, direct mail and trade shows. Our international HRS operations, principally located in Canada and the United Kingdom, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts. We are exploring additional cooperative arrangements with other benefits brokers and human resource services providers. We are also seeking to further integrate and coordinate the sales and marketing efforts of our businesses and to sell a greater variety of our products and services to the customers of our various businesses.

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

We believe that the majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported by in-house systems, with the remainder supported by third party providers. In the United States, Automatic Data Processing, Inc. (“ADP”) is the largest third party provider of payroll processing in terms of revenue, with Paychex, Inc. and Ceridian comprising the other two large, national providers in terms of revenue. ADP serves employers of all sizes, while Paychex generally focuses on small to medium size employers. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration and 401(k) processing services or financial institutions may expand further into outsourced payroll processing. In Canada, we believe that our Ceridian Canada subsidiary is the second largest outsourced payroll services provider in terms of revenue, facing competition from other national providers, including ADP, and local providers. In the United Kingdom, we believe that our Ceridian Centrefile subsidiary is the second largest outsourced payroll processing provider in terms of revenue, competing with several other national providers, including a subsidiary of ADP and a division of Northgate Information Solutions, and local providers. Competition in both the payroll processing and HRIS areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

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

•                    choice of services;

•                    integrated platforms;

•                    performance;

•                    price;

•                    functionality;

•                    ease and flexibility of use;

•                    expertise in HR processes;

•                    regulatory compliance in the delivery of products and services; and

•                    data security and privacy.

We believe that the ability to integrate human resource management solutions with a customer’s other acquired services and in-house applications and the ability to provide solutions delivered through the Internet are increasingly important competitive factors. While we believe our businesses will be able to compete effectively in the overall human resource solutions market, our ability to compete effectively will depend in large measure on our ability to timely develop and implement the appropriate technology solutions, particularly those which incorporate industry standard architecture and Internet-based solutions, and provide leading-edge customer service.

Regulation

The delivery of services by HRS is subject to various local, state, federal and international laws, statutes and regulations. For example, the tax filing services must comply with the applicable regulatory requirements of the various taxing authorities. Additionally, through contract or directly applicable regulation, various data security and privacy interests of our customers must be protected.

Research and Development

We intend to continue to invest resources in our proprietary payroll processing systems and further develop a comprehensive and fully integrated suite of employee administrative services.

The table below reflects the amount of research and development expenses for our HRS businesses for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Research and development	$21.5	$21.7	$15.7
Percent of revenue	2.0%	2.3%	1.8%

Comdata

Comdata provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata operations are located substantially in the United States with some operations in Canada. Approximately 2% of Comdata’s revenue for each of 2005, 2004 and 2003 was derived from customers outside of the United States. Comdata’s revenue from products and services for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Years Ended December 31,
	2005		2004		2003
	(dollars in millions)
Revenue
Transportation	$284.7	69.6%	$257.1	72.2%	$242.0	75.7%
Retail services	124.2	30.4%	98.9	27.8%	77.7	24.3%
Total	$408.9	100.0%	$356.0	100.0%	$319.7	100.0%

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

In addition to providing services to long-distance trucking companies, Comdata also offers card-based payment and transaction processing services to companies and organizations which operate local fleets. Customers in this segment include, by way of example, local delivery companies, home maintenance companies and local and state government agencies.

Stored Value Systems, Inc., a wholly owned subsidiary of Comdata and a part of Comdata’s retail services division (referred to in this report as “SVS”), provides electronic private label cards that can be assigned a cash value. The market for these private label cards includes merchants, such as retailers, who use traditional paper gift certificates or gift cards, give store credits in connection with the return of products, and make monetary or stored-value-based loyalty promotions. SVS markets its private label cash card to these merchants, namely major retailers, for use with their customers, both as “gift cards” and loyalty building tools. Additionally, SVS markets ancillary support services including card inventory management and assistance in designing and supervising the production of plastic cards. Comdata’s retail services division also provides a card-based funds distribution service for use by employers and others for, among other things, expense reimbursements, payroll delivery and termination pay. Comdata markets this card-based funds distribution service to a variety of employers, such as temporary staffing companies, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers, including the customers of SVS.

Products and Services

Transportation.   Comdata provides transaction processing, financial services and regulatory compliance services primarily to the transportation industry. Comdata also provides transaction processing services to other industries, including the retail, temporary staffing, oil company, restaurant and grocery store sectors. Comdata provides services to trucking companies, truck stops and truck drivers in the long haul segment of the trucking industry, and to the local fleet segment. These services primarily involve the use of a proprietary card that facilitates truck driver transactions and provides transaction control and trip information for trucking firms. Additionally, Comdata markets “co-branded” cards and transaction processing in association with MasterCard networks. Comdata also provides assistance in obtaining regulatory permits, pilot car services, and other compliance services, such as fuel tax reporting and driver log auditing, and local fueling services.

Trucking Company Services.   Comdata’s financial services, most commonly initiated through the use of Comdata’s proprietary Comdata card, are designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts, and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 2005, Comdata processed approximately 91.3 million funds transfer transactions involving approximately $20.8 billion for the transportation industry.

Use of the Comdata card allows the trucking company customer greater control over its expenses by allowing it to set limits on the use of the cards, such as by designating locations where the cards may be used, and the frequency and amount of authorized use. Use of a Comdata card also enables Comdata to capture and provide transaction and trip-related information to trucking company customers. This information greatly enhances a customer’s ability to track and plan fuel purchases and other trip expenses and to settle with drivers. Comdata also provides information gathering and processing services in connection with fueling transactions that Comdata does not fund, but that are billed instead directly by the truck stop to the trucking company. Fees for these “direct bill” transactions are substantially lower than fees for Comdata funded transactions. Comdata also provides fuel price tracking reports and fuel management programs within a network of truck stops, including cost/plus fuel purchase programs.

Comdata also provides trucking companies with on-line access to Comdata’s computer system for data on fuel purchases and other trip information, facilitating pre- and post-trip planning functions. Comdata’s iConnectData web-based application enables customers to go on-line from their computer for interactive reporting capabilities, the latest diesel fuel prices and related information.

In addition to the Comdata card, Comdata provides Comchek drafts, which are drawn on Comdata and payable through a bank. When a truck driver makes a request at a truck stop for a Comchek transaction, Comdata verifies that the driver’s company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and prints a Comchek draft. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer, electronic transfer or check, typically within seven days, although customers that do not meet Comdata’s credit criteria are required to prepay their accounts. Risks associated with fraudulent or unauthorized transactions are allocated between Comdata and its customers based upon which party may be at fault under a specific circumstance and based upon which party is in the better position to control or eliminate these types of transactions. Historically the number of fraudulent or unauthorized transactions attributable to this aspect of Comdata’s business has been minimal compared to the aggregate dollar amount of funds Comdata has transferred annually. Comdata is licensed by 41 states as a seller of checks or money transmitter and, pursuant to these licenses, undergoes annual examinations by several states with respect to the integrity of its funds transfer methods and procedures.

Comdata’s regulatory compliance division assists in determining the permits needed for a designated trip, truck and load; purchases those permits on behalf of the customer; and delivers them by facsimile machine to the carrier or a truck stop where they can be picked up by the driver. Comdata also provides other regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Vehicle escort services for oversized loads are also provided.

Truck Stop Services.   Comdata maintains a nationwide electronic data network with 24-hour independent truck stop service centers that utilize point-of-sale devices and other computer equipment to facilitate communication with Comdata’s database and operations centers. The service centers accept Comdata’s payment instruments as a method of payment pursuant to a service center agreement with Comdata.

Comdata’s merchant services division provides fueling centers with PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk and systems which enable customers to transact card-based fuel purchases at the fuel pump. These systems accept many types of fuel purchase cards currently used by drivers. The merchant services division additionally offers point-of-sale systems for use at attended and unattended fuel sites.

Local Fueling.   Comdata is a provider of fuel management and payment systems for local transportation fleets. Comdata provides local fleet operators with Comdata MasterCard corporate fleet cards that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comdata card.

Financial Services.   Comdata’s financial services business purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. This permits trucking companies to receive payment on shipping invoices sooner than they may otherwise receive payment from shippers. While the majority of Comdata’s financial services portfolio relates to trucking company operations as described above, Comdata may, on occasion, enter into a factoring arrangement with a business outside the trucking industry.

Merchant Bank Card Transaction Processing.   Following its acquisition of Tranvia, Inc., a merchant processing company (“Tranvia”), in March 2005, Comdata has offered transaction processing services to merchants for a variety of card-based products, such as traditional bank credit and debit cards carrying the Visa or MasterCard logos. Such transaction processing services include transaction authorization, settlement and reporting. Tranvia acquires clients through both direct sales and, indirectly, through third parties, such as banks and other financial institutions and independent sales organizations.

Retail Services.   Comdata’s retail services division, which is comprised of SVS and Comdata’s payment services division, provides stored value cards and employer pay cards to customers principally in the retail industry. SVS provides, among other services, stored value card programs to major retailers that are used as gift cards, gift certificates, credits for returned product, loyalty promotions and retail promotions. SVS believes that its cards, transaction reliability, card maintenance/inventory programs and reporting capability provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize.

Comdata’s payment services division provides pay cards used by its customers to pay their employees. Comchek eCash is a card-based service allowing employers to post or load payment of wages and other payments, such as expense reimbursements, to cards issued to employees and other recipients. Cardholders, in turn, may access these funds in a number of ways, including withdrawal of cash from ATMs, point-of-sale purchases at stores or issuance of a Comchek draft.

BusinessLink.   Comdata’s BusinessLink product is a payment transaction services card with credit and debit capabilities principally designed to provide businesses with control over payments to and spending by their employees. The BusinessLink card allows businesses to authenticate and authorize individual employee purchases and provide payroll to employees. A BusinessLink customer can review reports of transactions made by its employees over the Internet, as well as request the issuance of new employee cards. The BusinessLink product offers businesses the capability of performing these services on a single, customizable employee card. The BusinessLink card may be customized for each individual employee within a business. Comdata intends to expand the services currently available under the BusinessLink card. The BusinessLink product has been initially introduced to Comdata’s principal markets, transportation and retail. Comdata believes that the BusinessLink card has application to businesses in other industries. In 2005, more than 2,900 customers used the BusinessLink card.

Sales and Marketing; Customers

Comdata markets its card-based financial and data management services, delivered through both proprietary and branded payment networks, to several industries, the largest of which is the transportation industry. Comdata markets its services to the transportation industry throughout the United States and Canada through a direct sales force located at its headquarters in Brentwood, Tennessee. Comdata provides services to more than 20,000 long haul and local trucking fleets with more than 900,000 active fuel cards. Comdata also provides services to more than 8,500 truck stops, travel centers and repair facilities nationwide. Contracts generally range from one to three years in duration.

Through SVS, Comdata markets its private label cash cards, electronic payroll cards and ancillary services throughout the United States and Canada through a direct sales force located in Louisville, Kentucky. SVS sales efforts are also being conducted in Europe, South Africa and other areas on a modest basis. All SVS transaction processing is conducted in Louisville, Kentucky regardless of the location in the world where the sale occurs or the card is used. In 2005, SVS provided cash cards and/or payroll distribution services to more than 410 customers. The contracts with these customers are generally three years in duration.

Suppliers

Comdata’s current business relies upon relationships with third-party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by third-party suppliers, including MasterCard or other similar card associations. Comdata has applied to form a Utah industrial bank that would likely become a direct participant in the MasterCard credit and debit networks. This application is subject to FDIC approval, which is currently pending until, among other things, the issues with the Securities and Exchange Commission investigation discussed in Part I, Item 3, “Legal Proceedings” of this report, are substantively resolved.

Competition

The principal competitive factors relevant to transaction processing are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card associations and companies, such as Visa, MasterCard, American Express and Discover, are significant competitors of Comdata since they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar services, including First Data Corporation, T-Chek Systems, Inc., Fleet One, L.L.C., FleetCor and Wright Express Corp. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Some of Comdata’s competitors, such as Transportation Clearing House, LLC, an affiliate of Flying J, Inc., are under common ownership with entities that operate or franchise nationwide truck stop chains. In addition, Comdata competes with truck stops and other service centers that offer similar products and services.

While the majority of regulatory services continue to be performed by customers in-house, at least one other nationwide company, Xero-Fax, Inc., and several regional companies, including The Permit Company, provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received. In addition, Comdata believes that technological advances, such as the Internet, will impact the way regulatory services are delivered. These advances may give rise to new competitors or change the way this service is offered.

Comdata believes that it is the leading provider of transaction processing, financial services and regulatory compliance services to the long haul fleets and one of the leading providers to local fleets in the trucking segment of the transportation industry. Comdata believes that its competitive strengths include its:

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

Comdata’s retail services division (which principally includes SVS) competes with a number of national companies in providing private label cards, including ValueLink, a division of First Data Corporation. Comdata believes that it is one of the leading providers of private label cards to large retailers in the United States. Comdata’s retail services division competes on the bases of breadth of services offered, systems, technology and price. Comdata believes that one of the competitive weaknesses of its retail services division is that most of its competitors have established relationships with many of the potential customers of Comdata’s retail services division to provide additional and unrelated products and services to these customers, such as credit card processing and check authorization services. By providing these other services which Comdata’s retail services division does not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships. Another competitive weakness of Comdata’s retail services division is that its competitors have greater financial, sales and marketing resources and better brand name recognition than Comdata’s retail services division.

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

Regulation

Many states require persons engaged in the business of selling or issuing payment instruments, such as the Comchek draft, or in the business of transmitting funds to obtain a license from the appropriate state agency. In some states, Comdata is required to post bonds or other collateral to secure its obligations. Comdata believes that it is currently in compliance in all material respects with the regulatory requirements applicable to its business. The failure to comply with the requirements of any particular state could significantly adversely affect Comdata’s business in that state.

Research and Development

Comdata’s research and development activities principally include applications development for existing products and services, and the new product development around the BusinessLink product. Comdata anticipates a continuing need to develop applications to enhance its products and services to meet the needs of its customers. Further, Comdata expects to develop applications to bring additional features to its products and services, thus enhancing their use in new segments and industries.

The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Research and development	$6.6	$4.4	$3.1
Percent of revenue	1.6%	1.2%	1.0%

Other Investments and Divestitures

In addition to the Arbitron spin-off, we refer you to Note B, “Investing Activity,” and Note C, “Supplementary Data to Statements of Operations,” to our consolidated financial statements for further information on our investing and divesting activities. This information may be found in Part II, Item 8 of this report.

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

We have entered into confidentiality agreements with most of our key employees and consultants. In addition, we have entered into license agreements with customers of our businesses, which agreements impose restrictions on these customers’ use of our proprietary software and other intellectual property rights.

Seasonality

Because the volume of payroll items processed increases in the fourth quarter of each year in connection with employers’ year-end reporting requirements, our HRS revenue and profitability tend to be greater in that quarter.

In Comdata’s transportation business, trucking activity has traditionally diminished at the end of December of each year, which has led to declining accounts receivable balances and increased cash flow from operations.

Employees

As of February 1, 2006, we employed approximately 9,433 people on a full- or part-time basis, including 7,222 full-time and 478 part-time employees of HRS, 1,493 full-time and 140 part-time employees of Comdata, and 97 full-time and 3 part-time corporate employees. None of our employees are covered by a collective bargaining agreement.

Backlog

Although our businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of our customer contracts used by our businesses are terminable by our customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, orders for products and services are terminable by our customers, and no order for one of our products or services is considered firm until the contract is executed. The timing of the delivery of our products and services is largely dependent upon the customer. As such, we do not have backlog information that can be provided for our businesses.

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

Executive Officers of Registrant

Our executive officers as of March 1, 2006 are:

Name (Age)	Current Position
Ronald L. Turner (59)	Chairman, President and Chief Executive Officer
Gary A. Krow (51)	Executive Vice President and President of Comdata
Gary M. Nelson (54)	Executive Vice President, Chief Administrative Officer,
General Counsel and Corporate Secretary
Douglas C. Neve (50)	Executive Vice President and Chief Financial Officer
Robert J. Severson (61)	Senior Vice President, Corporate Technology
Randy W. Strobel (39)	Vice President and Corporate Controller

Our executive officers are annually elected by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. There are no immediate family relationships between or among any of our executive officers.

Upon the completion of our spin-off from Ceridian’s predecessor on March 31, 2001, with the exception of Messrs. Neve and Strobel who joined Ceridian in 2005, each of our executive officers resigned as an executive officer from Ceridian’s predecessor and was thereafter reappointed to the equivalent position within Ceridian. In connection with this spin-off, Mr. Turner resigned as a director of Ceridian’s predecessor and became a director of Ceridian. Except as specifically noted, our executive officers have held the following positions with Ceridian, Ceridian’s predecessor and certain other entities for the past five years:

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

Robert J. Severson has served as Senior Vice President, Corporate Technology since July 2000 and Senior Vice President, U.S. HRS Business Technology since February 2005.

Randy W. Strobel has served as Vice President and Controller since June 2005. Mr. Strobel was Vice President of Finance of Mesaba Aviation, Inc., an aviation company, from October 2002 until June 2005, and Controller of Mesaba Aviation from October 2001 until September 2002. He was an independent finance consultant from March 2000 until September 2001.

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

We also post other documents containing information about our corporate governance on our website, including information relating to our corporate governance policies and practices, charters of our committees of the Board of Directors, codes of conduct and other corporate governance matters. These documents are located in the “Corporate Governance” section of our website. Copies of our corporate governance policies and guidelines, charters for each of our committees of the Board of Directors, code of conduct and other corporate governance documents contained in the Corporate Governance section of our website are available in print without charge to any stockholder by writing Ceridian Corporation, Attention: Corporate Secretary, 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425-1640. Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this report.

Item 1A.                Risk Factors

Our business faces many risks. Any of the risks and uncertainties discussed below, or elsewhere in this report or our other filings with the Securities and Exchange Commission, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially affected. If that happens, the trading price of our common stock could decline significantly.

Our future revenue and revenue growth will depend on our ability to retain our existing customers, sell additional products and services to our existing customers, introduce new or enhanced products and services and attract and retain new customers.

Customer retention is an important factor in the amount and predictability of revenue in each of our businesses. Our ability to retain our customers depends on a number of factors, including:

•       customer satisfaction;

•       new product and service offerings;

•       customer service levels;

•       price;

•       customer viability; and

•       competition.

We expect that a portion of our anticipated future revenue growth in each of our business segments will be derived from:

•       the continued selling of products and services to our existing customers;

•       the selling of additional products and services to our existing customers;

•       the introduction of new or enhanced products and services by our businesses; and

•       the selling of products and services to new customers.

Our ability to retain existing customers, attract new customers and grow revenue will depend on a variety of factors, including:

•       the quality and perceived value of our product and service offerings by existing and new customers;

•       effective sales and marketing efforts;

•       our speed to market and avoidance of difficulties or delays in development of new products and services;

•       the level of market acceptance of new products and services;

•       our ability to integrate technology into our products and services to avoid obsolescence and provide scalability;

•       the successful implementation of products and services for new and existing customers;

•       the regulatory needs and requirements facing our company and our customers; and

•       our ability to meet increased customer regulatory requirements, including our customers that are governmental agencies or entities.

There can be no assurance that we will achieve our revenue objectives from our cross-selling efforts and selling of new products and services. The inability to cross-sell our products and services, retain existing customers (such as the U.S. Department of Defense), attract new customers or successfully develop and implement new and enhanced products and services could adversely affect our businesses.

Our ability to improve operating margins in our HRS business will depend on the degree to which and the speed with which we are able to increase operational efficiencies and reduce operating costs.

Our ability to improve profit margins in our HRS business will depend on factors that include the degree to which and the speed with which we are able to increase operational efficiencies and reduce operating costs. We may not be able to reduce our overall cost structure compared to our revenues, or otherwise improve productivity. We may face delays or difficulties in implementing product, process and system improvements. We may not be able to quickly and effectively install new products and services for customers. We may face delays or difficulties in consolidating various functions, including administrative functions, eliminating duplicate operations and consolidating facilities. We may not be able to successfully outsource or offshore various operating and administrative functions, to the extent we deem appropriate. Any of these factors could adversely affect the timing or effectiveness of cost reduction and margin improvement efforts in our business and our ability to successfully compete in the markets we serve.

The markets we serve are highly competitive and may attract new competitors or cause current competitors to focus more on these markets, which could adversely affect our business.

The markets for our businesses are highly competitive. We face a variety of competitors, and some of our competitors have substantially greater financial resources than Ceridian. In addition, new competitors could decide to enter the markets we serve or current competitors could decide to focus greater resources on these markets, which could intensify the highly competitive conditions that already exist. These new entrants and existing competitors could offer or introduce new technologies or a different service model, or could treat the services to be provided by one of our businesses as one component of a larger product or service offering. These developments could enable these new and existing competitors to offer similar products or services at reduced prices. Any of these or similar developments could adversely affect our business and results of operations.

The loss of our contract with the U.S. Department of Defense would likely have an adverse affect on our HRS business.

We currently provide customized work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense. Our contract with the U.S. Department of Defense will expire on March 31, 2006. We are currently negotiating a contract extension with the U.S. Department of Defense that would extend our relationship with them through approximately September 30, 2006. It is our understanding that the U.S. Department of Defense intends to issue a request for proposal to enter into a long-term contract with a provider to begin on or about October 1, 2006. We intend to respond to this request for proposal. If we are unsuccessful in securing an extension of the existing contract or securing a new contract with the U.S. Department of Defense, the loss of this customer would likely have an adverse affect on our HRS business.

Any breach of our IT security or loss of customer data could adversely affect our businesses.

Any security breach in our business processes and/or systems has the potential to impact our customer information and our financial reporting capabilities which could result in the potential loss of business and our ability to accurately report financial results. In addition, any issues of data privacy as it relates to unauthorized access to or loss of customer and/or employee information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties. We cannot assure you that our continued investment in the security of our IT systems and continued efforts to improve the controls within the IT and business processes will prevent attempts to breach our security. If our security is breached, our business and operating results could be adversely affected.

Political and economic factors may adversely affect our business and operating results.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, with corresponding impacts on the industries that we serve, particularly those more economically sensitive industries such as trucking and retail. Approximately 69.6% of Comdata’s revenue for 2005 was attributable to its transportation business. Comdata’s results of operations are, therefore, dependent on the level of activity in the transportation industry, which, in turn, is affected by general economic conditions. Further, a decrease in the number of truck drivers would decrease the number of Comchek transactions and could adversely affect Comdata’s revenues.

Also, since significant portions of fueling transactions are priced by reference to the amount spent on the transaction, Comdata’s revenue can be significantly affected by changes in fuel prices. Falling fuel prices directly reduce the amounts of revenue and earnings related to these transactions. Rising fuel prices increases Comdata’s revenue and earnings. However, rising fuel prices also increase working capital requirements and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase fuel using a Comdata payment method. We have a fuel price risk management objective to protect Comdata earnings from the effects of falling fuel prices. Comdata has entered into derivative instruments that convert the floating price of diesel fuel used to a fixed price. These derivative instruments generally expire at the end of the year. As a result, quarterly results for Comdata and Ceridian as a whole could be volatile as these instruments are “marked to market” at the end of each quarter. For the full term of the derivative instrument, however, the gain or loss on diesel fuel price derivatives included in Comdata’s results will be approximately equal to the cash flows related to these instruments.

Changes in trade, monetary and fiscal policies, and political and economic conditions could also affect:

•       employment levels, with a corresponding impact on our HRS business; and

•       interest rates, with a corresponding impact on investment income from invested customer funds which are held pending remittance to taxing authorities, customer employees and other third parties.

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

Changes in or the elimination of governmental regulations may negatively impact our revenue and earnings and the way we conduct our business.

Changes in or the elimination of governmental regulations may adversely affect our revenue and earnings and the way in which we conduct our business. Changes in governmental regulations are difficult to predict and could be significant. For example, the extent and type of benefits that employers are required to or may choose to provide employees and/or the amount and type of federal or state taxes employers and employees are required to pay will affect the revenue and earnings associated with the products or services that we may sell. As another example, Comdata is currently licensed on the state level by the banking or financial institutions departments of numerous states. Continued licensing by these states is subject to ongoing satisfaction of compliance requirements regarding safety and soundness, including, for example, posting of surety bonds to guarantee payment of funds in transit. Changes in this regulatory environment, including the implementation of new or varying measures by the government, may significantly affect or change the manner in which we currently conduct some of the aspects of our business. Further, if we are unable to timely and appropriately comply with existing or changed government regulations, we may be subject to sanctions and the payment of fines and penalties.

Our investments in our business may not improve our business performance.

We have ongoing and continued initiatives to invest in and improve the performance of our businesses. These initiatives include:

•       improving our customer service model;

•       improving customer retention;

•       continuing product enhancements;

•       improving our return on information technology investments;

•       investing in and improving our return on process improvements, including our Six Sigma program (an effort that focuses on helping organizations design, produce, implement and provide services better, faster and cheaper);

•       consolidating and improving efficiencies at our processing centers; and

•       increasing the effectiveness of our direct sales efforts and account management programs.

In our HRS business, the profitability of certain portions of the business, including various HRS operating functions and our operations in different countries (the United States, Canada and the United Kingdom), varies greatly, and in some instances generates losses. The profitability of certain elements of our HRS business can also vary from year to year due to either external or internal factors. We may not be able to improve the performance of the elements of the HRS business that lose money or are less profitable than others.

Further, each of our U.S. HRS operating functions and our HRS operations in Canada and the United Kingdom require substantial ongoing investment in maintaining and improving infrastructure and product solutions. We may not have sufficient financial resources to fund all of the desired or necessary investments.

We cannot assure you that our efforts and the amount we invest in this process will improve the performance of our business, and if so, by how much. If these initiatives are less successful than planned, or the level of investment needs to be increased, our business could be adversely affected.

Our investments may not improve the performance of our technology.

We have ongoing and continued initiatives to invest in and improve the performance of information technology (IT) systems and technology based products and services. These initiatives include:

•       standardizing the IT development process;

•       integrating of new technology into our products and services to avoid obsolescence;

•       providing scalability;

•       upgrading our financial systems; and

•       continuing rationalization of our staff and locations.

We cannot assure you that our efforts will be successful and that the amount we invest in this process will improve the performance of our technology or improve our ability to compete in the markets we serve. If these initiatives are unsuccessful or less successful than planned, or the level of investment needs to be increased, our business and operating results could be adversely affected.

Any problems or delays we may experience in implementing system upgrades and conversions could adversely affect our business.

We expect to continue our efforts to transition to new or enhanced data processing systems and/or software, including systems that process customer data and internal management information systems. The successful implementation of these new or enhanced systems will be critical to the effective delivery of products and services and the efficient operation of our businesses. Problems or delays with the installation or initial operation of the new or enhanced systems could disrupt or increase costs in connection with our delivery of services and with our operations planning, financial reporting and management. From time to time, we have experienced these types of problems or delays.

Our ability to remain competitive depends on our speed to market with new or enhanced technology.

As a provider of information management and data processing services in both of our business segments, we need to rapidly adapt and respond to the technological advances offered by our competitors and the technological requirements of our customers in order to maintain or improve upon our competitive position. There can be no assurance that we will develop and release new products and services or product and service enhancements within the required time frames and within targeted costs. Significant delays, difficulties or added costs in introducing new products and services or enhancements, either through internal development, acquisitions or cooperative relationships with other companies, could adversely affect the market acceptance of our products and services and our operating results.

In the event of a catastrophic occurrence our ability to protect client data and maintain operations may be impaired.

In the event of a catastrophic occurrence, either natural or man-made, our ability to protect our infrastructure, including client data, and maintain ongoing operations may be significantly impaired. We cannot assure you that our business continuity and disaster recovery plans and strategies will be successful in mitigating the effects of a catastrophic occurrence. We could potentially lose control of customer data and may experience significant interruptions of our operations and service to our customers.

Our success is dependent on the retention and acquisition of talented people and the skills and abilities of our management team and key personnel.

We must continue to attract, hire, train, develop and retain talented people to fill the key roles within the organization. We must provide challenging roles, with accountability and commensurate rewards, to attract and retain the appropriate individuals to the organization. If we are unable to attract and retain talented employees who work effectively as members of teams, it could impact our ability to deliver the expected results from our operations.

The success and performance of our business is dependent upon retaining and attracting management and key personnel with the appropriate skills, abilities and market knowledge for each of our operating functions and geographic areas, as well as for product development. There is no assurance we can retain our current management and key personnel or attract additional talent and skills to our existing team. We must continue to retain, attract and develop a core group of management personnel with the appropriate skills, abilities and market knowledge and continually develop appropriate succession plans to continue to grow our business. The failure to do so could have a material adverse effect on our business, operating results and financial condition.

We are subject to risks related to our international operations, which may adversely affect our operating results.

Approximately 24% of HRS revenue in 2005 was obtained from our international operations. Our Ceridian Canada operations provide certain HRS services for our Canadian customers, and our Ceridian Centrefile subsidiary primarily provides certain HRS services in the United Kingdom. We are beginning to expand our international HRS business into other countries by engaging a partner within a country to provide us with payroll administration and processing services for that country. Comdata also has small operations in Canada, and is beginning to expand its business into Europe. Approximately 2% of Comdata’s revenue in 2005 was derived from customers outside of the United States. In addition to the risks otherwise described herein, international operations are subject to further additional risks that could adversely affect those operations or our business as a whole, including:

•       costs of customizing products and services for foreign customers;

•       difficulties in managing and staffing international operations;

•       difficulties with or inability to engage global partners;

•       reduced protection for intellectual property and other legal rights in some countries;

•       longer sales and payment cycles;

•       the burdens of complying with a wide variety of foreign laws;

•       exposure to legal jurisdictions which may not recognize or interpret customer contracts in predictable ways;

•       exposure to local economic and political conditions; and

•       unfavorable currency exchange rates.

In addition, we anticipate that customers and potential customers may increasingly require and demand that a single vendor provide HRS solutions and services for their employees in a number of countries. If we are unable to provide the required services on a multi-national basis, there may be a negative impact on our new orders and customer retention, which would negatively impact revenue and earnings. Although we have a multi-national strategy, substantial additional investment and efforts may be necessary to ensure success.

Our business and results of operations are dependent on several vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations.

Our business is dependent on several vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations. In particular, Comdata’s current business relies upon its relationships with third party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by third party suppliers, including MasterCard or other similar card associations. Comdata’s application to form a Utah industrial bank that would likely become a direct participant in the MasterCard credit and debit networks is subject to FDIC approval, which is currently pending and may not be approved until, among other things, the issues with the Securities and Exchange Commission investigation discussed below are substantively resolved. Any adverse change in Comdata’s relationship with these vendors or Comdata’s inability to timely and effectively establish an industrial bank or find other timely and effective alternatives to these vendor relationships could likely adversely affect Comdata’s business and results of operations and could adversely affect our consolidated results of operations as well.

The failure of our HRS business to comply with applicable laws could result in substantial taxes, penalties and liabilities that could adversely affect our business.

Our HRS customers remit employer and employee tax funds to our HRS division or its subsidiaries. Our HRS division or its subsidiaries process the data received from its customers and remit the funds along with a tax return to the appropriate taxing authorities when due. Under various service agreements with its customers, our HRS division or its subsidiaries assume financial responsibility for the payment of the taxes, penalties and liabilities assessed against its customers arising out of the failure of our HRS division or its subsidiaries to fulfill its obligations under its agreements with these customers, unless these taxes, penalties or liabilities are attributable to the customer’s failure to comply with the terms of the agreement the customer has with our HRS division or its subsidiaries. These taxes, penalties and liabilities could, in some cases, be substantial and could adversely affect its business and operating results. Additionally, the failure of our HRS division or its subsidiaries to fulfill its obligations under its customer agreements could adversely affect our reputation, its relationship with our customers and its ability to gain new customers. Mistakes may occur in connection with this service. Our HRS division or its subsidiaries and its customers may be subject to penalties imposed by tax authorities for late filings or underpayment of taxes.

Retirement plan assets are remitted directly by our customers to investment vehicles selected by the plan administrator or plan sponsor. Because tracking, processing and administering retirement plans is complex, providers of these services on occasion make mistakes in connection with this service. Our HRS division or its subsidiaries and its customers are subject to cash penalties and legal liabilities imposed by regulatory authorities for non-compliance with required reporting and processing of retirement plan contributions.

As a result of the services our benefit services subsidiary provides, it may be subject to potential legal liability as a provider of portability compliance services. As a provider of COBRA compliance services, our benefit services subsidiary is subject to excise taxes and penalties for noncompliance with provisions of COBRA. In addition to the excise tax and penalty liabilities that may be imposed on our benefit services subsidiary, substantial excise taxes and penalties may be imposed under COBRA on our customers. In addition, as a provider of HIPAA compliance and administration services, our benefit services subsidiary may be subject to ERISA (Employee Retirement Income Security Act of 1974) penalties for noncompliance with various provisions of HIPAA.

As a result of work-life and assistance programs currently provided to the U.S. Department of Defense, we are required to comply with all applicable Federal and U.S. Department of Defense contracting regulations. Non-compliance with required reporting and performance activities subjects us to penalties and legal liabilities imposed by regulatory authorities.

Litigation and governmental inquiries, investigations and proceedings may adversely affect our financial results.

Our future operating results may be adversely affected by adverse judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future, or from investigations by the Securities and Exchange Commission (SEC) and other administrative agencies.

From time to time, we have had inquiries from regulatory bodies relating to the operation of our business. It has been our practice to cooperate with such inquiries. Such inquiries may result in various audits, reviews and investigations. For example, on January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the SEC, and that we had been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors. We have kept the SEC advised on a regular basis of the Audit Committee’s investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above. The subpoena is consistent with investigations of this type and was anticipated. We continue to fully cooperate with the SEC and are in the process of responding to the SEC’s additional document request and subpoena and cannot estimate when such investigation will conclude.

An adverse outcome of this SEC investigation or other inquiries from regulatory bodies could have a material adverse effect on us and result in:

•       the institution of administrative or civil proceedings;

•       sanctions and the payment of fines and penalties;

•       a further restatement of our financial results for the years under review;

•       changes in personnel;

•       shareholder lawsuits; and

•       increased review and scrutiny of us by our customers, regulatory authorities, the media and others.

In addition, the following lawsuits have been filed in relation to the restatements and SEC investigation. An adverse outcome of these lawsuits could have a material adverse effect on the company.

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain executive officers in United States District Court, District of Minnesota. On March 7, 2005, those lawsuits were consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 MJD-JGL. This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and alleges claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks. Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its executive officers in United States District Court, District of Minnesota: James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated into a single lawsuit. The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These complaints rely on the same factual allegations as the purported class action shareholder lawsuits described above.

Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our strategic goals.

We cannot ensure that we will be successful in developing and implementing our strategic plans for our businesses or that the operational plans that have been or need to be developed to implement the strategic plans will produce the revenue, margins, earnings or synergies that we need to be successful. In addition, these strategic plans and operational plans need to continue to be assessed and reassessed to meet the challenges and needs of our businesses in order for us to remain competitive. Further, the execution of the strategic plans will, to some extent, be dependent on external factors that we cannot control.

Our strategy to make acquisitions of and investments in complementary businesses, products and technologies may not be successful and involves risks that could adversely affect our business and operating results.

One of our growth strategies for each of our business segments is to make acquisitions of and investments in complementary businesses, products and technologies that will enable us to add products and services for our core customer base and for adjacent markets, and to expand each of our businesses geographically. Our ability to make these acquisitions and investments will depend on a number of factors, including:

•       the availability of suitable acquisition candidates and investments at acceptable costs;

•       our ability to compete effectively for these acquisition candidates and investments; and

•       the availability of capital to complete these acquisitions and investments.

A number of these factors are outside our control. In addition, implementation of this strategy entails a number of other risks, including:

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

In addition, from an accounting perspective, most acquisitions and investments involve periodic assessments of the recoverable value of goodwill and other intangible assets. Such assessments could result in an impairment of the goodwill or other intangible assets recorded which may have an adverse impact on our financial condition or operating results.

These risks could be heightened if we complete several acquisitions or investments within a relatively short period of time. The benefits of an acquisition or investment may often take considerable time to be realized, or may never be realized, and we cannot guarantee that any acquisition or investment will in fact produce the revenue, earnings or business synergies that we anticipated at the time of the transaction.

Our $250 million revolving credit facility and $150 million Comdata receivables securitization facility may restrict our operating flexibility.

The governing documents for our $250 million revolving credit facility and the $150 million Comdata receivables securitization facility contain a number of significant provisions that, among other things, restrict our ability to:

•       sell assets;

•       incur more indebtedness;

•       grant or incur liens on our assets;

•       make investments or acquisitions;

•       enter into leases or assume contingent obligations;

•       engage in mergers or consolidations; and

•       engage in transactions with our affiliates.

These restrictions could limit our ability to finance our future operations or capital needs or make acquisitions that may be in our best interest. In addition, our credit facilities require that we satisfy several financial covenants. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under a credit facility. If a default occurs under one of these facilities, the lenders under the other facility could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable under that other facility and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

We are reporting a material weakness in our internal control over financial reporting and as a result, we have concluded, pursuant to the Sarbanes-Oxley Act of 2002, that our internal control over financial reporting at December 31, 2005 was not effective.

As we disclosed in our “Management’s Report on Internal Control Over Financial Reporting” set forth in Part II, Item 8 “Financial Statements and Supplementary Data”, and as disclosed in Part II, Item 9A “Controls and Procedures” of this report, we have concluded that our internal control over financial reporting was not effective based on applicable evaluation criteria as of December 31, 2005 as a result of our identification of a “material weakness” (as defined by the Public Company Accounting Oversight Board in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) relating to inadequate revenue recognition procedures and controls with respect to the analysis of certain complex multiple element revenue arrangements. While we are taking steps to correct this material weakness, this material weakness will not be considered remediated until the new and improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. If we fail to remediate this material weakness, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Furthermore, it is uncertain what impact an adverse audit opinion on the effectiveness of our internal control over financial reporting will have upon our stock price or business.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.                        Properties

Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of February 1, 2006, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; St. Louis, Missouri; Louisville, Kentucky; Raleigh, North Carolina; Nashville, Tennessee; Dallas, Texas; El Paso, Texas; St. Petersburg, Florida; Philadelphia, Pennsylvania; in London, England; in Winnipeg, Manitoba and Markham, Ontario, Canada; and in Mauritius.

The following table summarizes the usage and location of our facilities as of February 1, 2006:

Facilities

(in thousands of square feet)

	U.S.	Non-U.S.	Total
Type of Property Interest
Owned	388	0	388
Leased	1,715	425	2,140
Total	2,103	425	2,528
Property Interest by Segment
HRS	1,646	411	2,057
Comdata	387	14	401
Corporate	70	0	70
Total	2,103	425	2,528
Utilization of Property
Office, Computer Center & Other	2,092	425	2,517
Leased or Subleased to Others	11	0	11
Total	2,103	425	2,528

With the exception of our St. Petersburg, Florida facility, we conduct all of our operations in leased facilities, including our 211,000 square feet Minneapolis headquarters complex in Minneapolis, Minnesota. Most of these leases contain renewal options and require payment for taxes, insurance and maintenance.

Our St. Petersburg, Florida facility is not subject to any major encumbrances. We believe that our facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

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

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain executive officers in United States District Court, District of Minnesota. On March 7, 2005, those lawsuits were consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 MJD-JGL. This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and alleges claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks. Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.

Ceridian believes these claims are without merit and intends to vigorously defend itself in this action. We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its executive officers in United States District Court, District of Minnesota: James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated into a single lawsuit. The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These complaints rely on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian will appropriately defend itself in the consolidated action. We cannot estimate the possible loss or range of loss from these matters.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and trades on The New York Stock Exchange under the symbol “CEN”. The number of holders of record of our common stock on March 1, 2006 was 10,922. We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future. The transfer agent and registrar for our common stock is the Bank of New York.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape for each quarterly period during the fiscal years ending December 31, 2005 and 2004.

2005	1Q	2Q	3Q	4Q
High	$18.55	$20.05	$21.34	$25.16
Low	16.55	16.22	19.34	20.48

2004	1Q	2Q	3Q	4Q
High	$22.56	$23.41	$22.57	$19.42
Low	16.69	19.70	17.05	16.25

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian of our common stock during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (October 1, 2005- October 31, 2005)	55,000		$21.95	55,000	19,057,850
Month #2 (November 1, 2005- November 30, 2005)	2,805,884	(2)	$22.59	2,799,300	16,258,550
Month #3 (December 1, 2005- December 31, 2005)	668,995	(3)	$23.46	644,500	15,614,050
Total:	3,529,879	(2)(3)	$22.74	3,498,800	15,614,050

(1)          On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 15,614,050 shares as of December 31, 2005. The repurchase program has no set expiration or termination date.

(2)          6,584 shares were repurchased from an employee in connection with the payment of withholding taxes resulting from the exercise of a stock option award.

(3)          24,495 shares were repurchased from an employee in connection with the payment of withholding taxes resulting from the exercise of a stock option award.

Item 6.                        Selected Financial Data

The selected consolidated historical financial information set forth below should be read along with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

(Dollars in millions, except per share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenue	$1,459.0	$1,320.4	$1,213.9	$1,160.3	$1,167.0
Earnings from continuing operations	127.9	36.9	98.8	111.5	54.5
Discontinued operations of Arbitron	—	—	—	—	5.2
Net earnings	$127.9	$36.9	$98.8	$111.5	$59.7
Earnings Per Common Share
Basic
Continuing operations	$0.87	$0.25	$0.66	$0.75	$0.37
Net earnings	$0.87	$0.25	$0.66	$0.75	$0.41
Diluted
Continuing operations	$0.86	$0.24	$0.66	$0.74	$0.37
Net earnings	$0.86	$0.24	$0.66	$0.74	$0.40
Shares used in calculations (in thousands)
Basic	146,935	149,074	148,634	148,029	146,069
Diluted	148,633	151,079	150,197	149,633	147,669
Balance Sheet Data at end of year
Working capital	$401.2	$345.0	$302.6	$246.6	$189.6
Total assets before customer funds	$2,291.1	$2,116.1	$2,028.1	$2,006.9	$1,858.9
Customer funds	$4,341.2	$4,096.0	$3,152.7	$2,446.6	$2,177.6
Total assets	$6,632.3	$6,212.1	$5,180.8	$4,453.5	$4,036.5
Total debt and capital lease obligations	$106.5	$100.7	$163.5	$193.5	$237.9
Stockholders’ equity	$1,291.8	$1,295.7	$1,245.2	$1,102.3	$1,049.3
Number of Employees at end of year(1)	9,633	9,517	9,349	9,412	9,546

(1)          Continuing operations only.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1A. “Risk Factors” and in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Any reference to a “Note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated.

Overview

Ceridian Corporation is an information services company principally serving the human resource (“HR”), transportation and retail markets. Our human resource solutions (“HRS”) business segment enables customers to outsource a broad range of human resource processes. We have HRS operations primarily in the United States, Canada and the United Kingdom. Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards. Our businesses are more fully described in Part I, Item 1, “Business” and in Note M, “Segment Data.”

A number of events or transactions occurred during the period covered by this discussion that had a significant effect on the year-to-year comparisons of our financial condition and performance, including:

•       Phase-out of CobraServ trademark.   The comparison of selling, general and administrative (SG&A) expense for 2005 to 2004 and 2004 to 2003 was affected by the abandonment of the CobraServ trademark. The CobraServ trademark was capitalized as part of our 1999 acquisition of our benefits administration services business. In 2004, the CobraServ trademark was phased out of operation. As part of this abandonment, we accelerated the amortization of the remaining net book value of $42.6 million in 2004. This amortization is reported in SG&A expense in the HRS operations for the year ended December 31, 2004.

•       Sale of our SourceWeb payroll platform and the reorganization within our U.S. HRS payroll processing and tax filing operations.   The sale on December 31, 2004 of certain customer relationships and other assets associated with our SourceWeb payroll platform (“SourceWeb Assets”) resulted in a 2004 charge to earnings of $28.5 million. The elimination of the direct costs associated with this product offering and the benefits of the reorganization within our U.S. HRS payroll processing and tax filing operations significantly improved the comparison of costs and expenses for 2005 to 2004.

•       Income tax matters.   In 2005, we repatriated $130.3 million of accumulated earnings from Ceridian Canada under the American Jobs Creation Act of 2004, resulting in an additional tax expense of $5.2 million. During 2005, we reduced our income tax provision by $24.5 million due to favorable settlements of specific matters related to U.S. federal income taxes, along with other credits related primarily to state statute expirations. During 2004, we reduced our tax by $16.3 million related to tax settlements and $7.0 million related to a valuation allowance realization and we increased tax expense by $12.3 million for a proposed tax adjustment on international earnings. During 2003, we reduced our income tax provision by $3.9 million due to favorable settlements.

•       Derivative instruments.   Our diesel fuel and interest rate derivative instruments contributed to the variability of costs and expenses during the reported periods in this report. For 2005, the loss on derivatives was $11.6 million, mainly due to diesel fuel derivatives, and for 2004, the loss on derivatives was $0.3 million. For 2003, the gain on derivatives was $14.7 million, mainly due to interest rate derivatives.

•       Acceleration of W-2 information delivery.   In 2003, we advanced the delivery and billing by U.S. HRS of W-2 information for our customers to December from the following January, which affected the comparison of 2004 to 2003 results of operations. This resulted in the recognition of $9.2 million of W-2 revenue in December 2003 that otherwise would have been recognized in January 2004.

Results of Operations
2005 Compared to 2004

Statements of Operations
(Dollars in millions, except per share data)

	Amount		Increase (Decrease)		% of Revenue
	2005	2004	$	%	2005	2004
Revenue	$1,459.0	$1,320.4	138.6	10.5	100.0	100.0
Cost of revenue	791.7	745.2	46.5	6.2	54.3	56.4
SG&A expense	451.6	479.3	(27.7)	(5.8)	30.9	36.3
Research and development (R&D) expense	28.1	26.1	2.0	7.6	1.9	2.0
Loss on derivative instruments	11.6	0.3	11.3	NM	0.8	—
Other expense	4.5	26.5	(22.0)	(82.9)	0.3	2.0
Interest income	(7.8)	(2.6)	(5.2)	NM	(0.5)	(0.2)
Interest expense	5.5	4.4	1.1	27.2	0.4	0.3
Total costs and expenses	1,285.2	1,279.2	6.0	0.5	88.1	96.9
Earnings before income taxes	173.8	41.2	132.6	321.9	11.9	3.1
Income tax provision	45.9	4.3	41.6	NM	3.1	0.3
Net earnings	$127.9	$36.9	91.0	246.7	8.8	2.8
Diluted earnings per common share	$0.86	$0.24	0.62	258.3	NM	NM

*“NM” represents comparisons that are not meaningful to this analysis.

Consolidated Results—Overview

Total revenue increased $138.6 million or 10.5% to $1,459.0 million in 2005 compared to $1,320.4 million in 2004. HRS revenue increased $85.7 million from 2004 to 2005 while Comdata revenue increased $52.9 million from 2004 to 2005. HRS revenue benefited $19.3 million from higher yields on invested customer funds, $10.6 million from higher invested balances, $20.2 million from increased sales of work-life services to the U.S. Department of Defense, and $10.1 million from the effect of foreign currency translation. Comdata’s revenue benefited $25.3 million from increased revenue from retail services and $12.9 million due to increased transaction fees for transportation services due to higher fuel prices. In addition, both segments benefited from the addition of new customers, selling additional services to existing customers and price increases.

Total costs and expenses increased $6.0 million due to an increase in cost of revenue offset by decreases in SG&A expense and other expense. Cost of revenue as a percent of revenue improved from 56.4% in 2004 to 54.3% in 2005 due primarily to increased sales of higher margin products and services and improved efficiencies resulting from reorganization efforts principally in our payroll processing and tax filing operations. SG&A expense decreased $27.7 million due primarily to the $42.6 million charge in 2004 for accelerated amortization of the CobraServ trademark. Loss on derivative instruments increased $11.3 million mainly due to our diesel fuel derivatives. During 2005, we made payments of $8.2 million to counterparties for our diesel fuel derivatives and recorded a $1.1 million unrealized loss on diesel fuel derivatives. We sold our interest rate derivatives in February 2005 and recorded a $2.3 million loss. Other expense decreased $22.0 million in 2005 mainly due to the charge to earnings in 2004 as a result of the sale of our SourceWeb Assets in 2004. Interest income increased $5.2 million in 2005 due to both a higher average level of cash and equivalents and higher interest rates. Interest expense increased $1.1 million in 2005 largely due to rising interest rates. Our average outstanding borrowings under our U.S. credit facilities decreased from $125.2 million for 2004 to $61.2 million for 2005. Our average effective interest rate on these facilities increased from 1.97% for 2004 to 4.15% for 2005.

Income taxes increased $41.6 million from 2004 to 2005 primarily due to increased earnings and additional taxes of $5.2 million related to the repatriation of funds from Ceridian Canada. In 2005, we favorably settled a tax matter that resulted in a $13.0 million reduction in tax expense. In addition, a former affiliate settled an audit that resolved our potential obligations which reduced our tax expense by $5.9 million. Finally, the expiration of the statute of limitations and other adjustments to our contingent tax liabilities resulted in a $5.6 million reduction in our tax expense. The income tax expense for 2004 was lower primarily due to lower earnings. We also provided additional tax expense in 2004 of $12.3 million for a proposed tax adjustment on international earnings. We reduced tax expense in 2004 by $16.3 million related to tax settlements and $7.0 million related to a valuation allowance realization. The reported effective tax rate was 26.4% for 2005 and 10.4% for 2004.

Business Segment Results

We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments. Revenue between business segments is not material and is eliminated upon consolidation. Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments. Corporate center costs include medical, workers compensation, casualty and property insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs. Certain of these costs are charged to the business segment based on usage and the remainder is allocated on a consistent basis based on a percentage of revenue.

HRS

	Amount		Increase (Decrease)		% of Revenue
(dollars in millions)	2005	2004	$	%	2005	2004
Revenue	$1,050.1	$964.4	85.7	8.9	100.0	100.0
Cost of revenue	601.4	576.2	25.2	4.4	57.3	59.7
SG&A expense	375.8	414.5	(38.7)	(9.4)	35.8	43.0
R&D expense	21.5	21.7	(0.2)	(0.9)	2.0	2.3
(Gain) loss on derivative instruments	2.3	(1.1)	3.4	NM	0.2	(0.1)
Other expense	4.5	25.7	(21.2)	(82.4)	0.4	2.7
EBIT	44.6	(72.6)	117.2	161.4	4.3	(7.5)

HRS revenue increased $85.7 million or 8.9% in 2005. Revenue from U.S. operations increased $68.3 million with payroll processing, tax filing and human resource services (“Payroll and Tax Services”) contributing $48.9 million, benefits administration services (“Benefit Services”) contributing $5.0 million, and work-life and employee assistance programs (“LifeWorks”) contributing $14.4 million. The increase in Payroll and Tax Services revenue was mainly driven by a $25.3 million increase in interest income earned on invested customer funds due to both a higher average invested balance and a higher average yield. The remainder of the increase in Payroll and Tax Services revenue was primarily driven by the addition of new customers. The increase in Benefit Services revenue was mainly driven by increased interest income of $2.3 million and the addition of new customers. LifeWorks revenue increased $20.2 million due to increased sales of work-life services to the U.S. Department of Defense, which was partially offset by a reduction in revenue from commercial customers. Ceridian Canada revenue increased $16.9 million with $10.2 million of the increase due to the strengthening of the Canadian dollar against the U.S. dollar and $2.3 million due to increased interest income. Ceridian Centrefile revenue increased $0.5 million. Currency rate changes had little effect on Ceridian Centrefile revenue.

Cost of revenue as a percent of revenue improved from 59.7% in 2004 to 57.3% in 2005. The improvement was mainly driven by a decrease of 6.9 percentage points in cost of revenue as a percent of revenue in Payroll and Tax Services as a result of reorganization efforts that reduced cost and by increased interest income on invested customer funds without significant incremental costs.  The improvement in the cost of revenue as a percent of revenue in Payroll and Tax Services was partially offset by increases in cost of revenue as a percent of revenue in Benefit Services, LifeWorks, Ceridian Canada, and Ceridian Centrefile mainly due to compensation and benefit increases.

SG&A expense for HRS decreased $38.7 million from 2004 to 2005 primarily due to the $42.6 million expense in 2004 for amortization of the CobraServ trademark, a decrease of $20.8 million related to selling expense and an increase of $24.7 million related to other general and administrative expense. The decrease in selling expense is primarily attributed to cost savings resulting from our Payroll and Tax Services reorganization in connection with the disposition of the SourceWeb Assets. The increase in general and administrative expense of $24.7 million was primarily due to increased costs of technology support, compensation, benefits and severance costs.

We have maintained interest rate derivatives for the purpose of mitigating interest rate risk on customer funds, although as of December 31, 2005, we held no such instruments. The fair market value of our interest rate derivative instruments was $26.8 million at December 31, 2004.

In the first quarter of 2005, we disposed of our interest rate derivative instruments, receiving proceeds of $21.0 million and $3.5 million for settlements. We recorded a loss of $2.3 million on interest rate derivative instruments representing the difference between the carrying value of $26.8 million and the $24.5 million of total cash received.

Other expense for HRS decreased $21.2 million in 2005 primarily due to a charge to earnings of $28.5 million recorded in 2004 associated with the sale of the SourceWeb Assets. In addition, we recognized gains on sales of marketable securities of $4.3 million offset by $9.1 million of asset write-downs. In 2004, we recognized gains on sales of marketable securities of $4.5 million offset in part by $3.6 million of asset write-downs.

HRS EBIT increased from a loss of $72.6 million in 2004 to earnings of $44.6 million in 2005. This improvement was mainly driven by an improvement in EBIT from the U.S. HRS business. EBIT from LifeWorks remains one of the key drivers of the profitability of the HRS segment. However, EBIT for both Payroll and Tax Services, which includes Human Resource Outsourcing (“HRO”) costs for the administration of payroll and benefit functions, and Benefit Services remained at a loss in 2005 despite the improvements that were achieved. Ceridian Canada’s EBIT improved in 2005 and also continues to be one of the key drivers of the profitability of the HRS segment. Ceridian Centrefile’s EBIT decreased from a small profit in 2004 to a small loss in 2005.

Comdata

	Amount		Increase (Decrease)		% of Revenue
(dollars in millions)	2005	2004	$	%	2005	2004
Revenue	$408.9	$356.0	52.9	14.8	100.0	100.0
Cost of revenue	190.3	169.0	21.3	12.6	46.5	47.5
SG&A expense	75.8	64.8	11.0	17.1	18.5	18.2
R&D expense	6.6	4.4	2.2	49.7	1.6	1.2
Loss on derivative instruments	9.3	1.4	7.9	NM	2.3	0.4
Other expense	—	0.8	(0.8)	NM	—	0.2
EBIT	126.9	115.6	11.3	9.7	31.0	32.5

Comdata revenue increased $52.9 million or 14.8% from 2004 to 2005 as revenue from transportation services contributed $27.6 million and revenue from retail services contributed $25.3 million. The $27.6 million increase in transportation services revenue in 2005 over 2004 related primarily to revenue from the long haul business, which increased $17.4 million including a $10.4 million increase resulting from higher fuel prices. A 4.4% increase in transaction volume in 2005 over 2004, including the impact of the growing acceptance of the BusinessLink card, provided the remaining $7.0 million increase in long haul revenue. Local fleet revenue grew $3.9 million in 2005 over 2004, primarily due to $2.5 million from higher fuel prices. Also major local fleet customers increased their utilization of Comdata’s products and services, including the BusinessLink card. Comdata earns fee revenue for a portion of the card transactions based on a percentage of the total cost of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and corresponding Comdata revenue. The remaining increase in transportation services revenue in 2005 compared to 2004 of $6.3 million included increases of $2.4 million from sales of products and services to truck stops, due largely to increased outsourcing of maintenance services, and $3.2 million from regulatory compliance services, due largely to price increases related to improved delivery of services.

In 2005, revenue from retail services increased primarily due to higher levels of retail cards in use, greater transaction volume and the addition of new customers. As described in the “Revenue Recognition” section of Note A, “Accounting Policies,” revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer. Cards delivered increased by approximately 50% and transactions processed increased approximately 22% in 2005.

Comdata cost of revenue as a percent of revenue improved from 47.5% in 2004 to 46.5% in 2005. The improvement was primarily due to higher margins on fuel transactions resulting from higher fuel prices.

SG&A expense increased $11.0 million in 2005 compared to 2004. Selling expense increased $1.3 million as a result of increases in staffing, compensation and advertising, largely related to retail services and regulatory compliance. General and administrative expense increased $9.7 million in 2005 over 2004 due primarily to increased costs of compensation and benefits, increased costs for contracted services, an increase of $1.7 million in amortization of identifiable intangible assets from recent acquisitions and a $1.1 million increase in bad debt expense.

R&D expense increased $2.2 million in 2005 over 2004 due primarily to a higher level of application development for existing products and services and product development around the BusinessLink card.

The loss on derivative instruments related to the diesel fuel price contracts increased to $9.3 million in 2005 from $1.4 million in 2004. Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price. During 2004, we entered into a diesel fuel price derivative instrument covering approximately 66% of our total risk for the period July 1, 2004 through December 31, 2004 with a strike price of $1.51 per gallon. For 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of diesel fuel price derivative instruments with similar terms and an average strike price of $1.92 per gallon. During 2005, there were payments of $8.2 million to counterparties as well as an unrealized loss of $1.1 million, resulting in a $9.3 million net loss reported in (gain) loss on derivative instruments on our consolidated statement of operations. During 2004, there were payments of $2.2 million to counterparties as well as an unrealized gain of $0.8 million resulting in a $1.4 million net loss reported in (gain) loss on derivative instruments on our consolidated statement of operations.

We continuously monitor fuel price volatility and the cost of derivative instruments. We have entered into diesel fuel price derivative contracts covering 80% of our anticipated 2006 diesel fuel price related earnings exposure with an average strike price of $2.55 per gallon effective until December 31, 2006.

Other expense decreased $0.8 million in 2005 as compared with 2004 due primarily to nonrecurring facility shut-down costs in 2004.

Comdata EBIT increased from $115.6 million in 2004 to $126.9 million in 2005 primarily due to increased revenues. EBIT as a percent of revenue decreased slightly from 32.5% to 31.0% due primarily to the increase of $7.9 million in loss on derivative instruments.

2004 Compared to 2003

Statements of Operations
(Dollars in millions, except per share data)

	Amount		Increase (Decrease)		% of Revenue
	2004	2003	$	%	2004	2003
Revenue	$1,320.4	$1,213.9	106.5	8.8	100.0	100.0
Cost of revenue	745.2	689.4	55.8	8.1	56.4	56.8
SG&A expense	479.3	370.1	109.2	29.5	36.3	30.5
R&D expense	26.1	18.8	7.3	39.2	2.0	1.5
(Gain) loss on derivative instruments	0.3	(14.7)	15.0	NM	—	(1.2)
Other expense (income)	26.5	(2.5)	29.0	NM	2.0	(0.2)
Interest income	(2.6)	(2.0)	(0.6)	31.6	(0.2)	(0.2)
Interest expense	4.4	4.6	(0.2)	(5.7)	0.3	0.4
Total costs and expenses	1,279.2	1,063.7	215.5	20.3	96.9	87.6
Earnings before income taxes	41.2	150.2	(109.0)	(72.6)	3.1	12.4
Income tax provision	4.3	51.4	(47.1)	(91.6)	0.3	4.2
Net earnings	$36.9	$98.8	(61.9)	(62.7)	2.8	8.1
Diluted earnings per common share	$0.24	$0.66	(0.42)	(63.6)	NM	NM

Consolidated Results—Overview

Total revenue increased $106.5 million or 8.8% to $1,320.4 million in 2004 compared to $1,213.9 million in 2003. HRS revenue increased $70.2 million from 2003 to 2004 while Comdata revenue increased $36.3 million from 2003 to 2004. HRS revenue benefited $22.6 million from a full year and a higher level of LifeWorks service deliveries to the U.S. Department of Defense, $21.6 million from the effect of foreign currency translation, $5.0 million from higher yields on invested customer funds and $8.4 million from higher invested balances. Comdata’s revenue benefited $21.2 million from increased revenue from retail services and $7.8 million due to increased transaction fees for transportation services due to higher fuel prices. In addition, both segments benefited from the addition of new customers, selling additional services to existing customers and price increases.

Total costs and expenses increased $215.5 million in 2004. Cost of revenue increased $55.8 million primarily due to increased revenues in 2004. Cost of revenue as a percent of revenue remained approximately the same from 2003 to 2004. SG&A expense increased $109.2 million primarily due to the $40.9 million increase in 2004 due to accelerated amortization of the CobraServ trademark. In addition, the 2004 increase in SG&A expenses was in part driven by $9.4 million of increased accounting compliance costs in U.S. HRS, $7.1 million of increased technology support costs in U.S. HRS, and $8.5 million of an increase related to currency exchange rate changes. The remainder of the increase mainly relates to increased compensation expense, contracted services, occupancy costs, and royalties. The change in the (gain) loss on derivative instruments of $15.0 million is primarily related to the interest rate derivative instruments and rising interest rates. Other expense (income) increased $29.0 million in 2004 mainly due to the charge taken as a result of the sale of our SourceWeb Assets in 2004. Our 2004 interest income increased $0.6 million compared to 2003 due to both a higher average level of cash and equivalents and higher interest rates. Our 2004 total financing cost for debt obligations was basically unchanged compared to 2003 as a lower level of outstanding debt offset the effect of rising interest rates. Our average outstanding borrowings under our U.S. credit facilities decreased from $174.5 million for 2003 to $125.2 million for 2004. Our average effective interest rate on these facilities increased from 1.82% for 2003 to 1.97% for 2004.

Income taxes decreased $47.1 million from 2003 to 2004 primarily due to lower earnings. We also provided additional tax expense of $12.3 million for a proposed tax adjustment on international earnings. In 2004, we reduced tax expense by $16.3 million related to tax settlements and $7.0 million related to a valuation allowance realization. The reported effective tax rate was 10.4% for 2004 and 34.2% for 2003. During 2003, we reduced our income tax provision by $3.9 million due to favorable tax settlements.

Business Segment Results

We measure business segment results by reference to EBIT because interest income and interest expense are not allocated to our segments. Revenue between business segments is not material and is eliminated upon consolidation. Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments. Corporate center costs include medical, workers compensation, casualty and property insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs. Certain of these costs are charged to the business segment based on usage and the remainder is allocated on a consistent basis based on a percentage of revenue.

HRS

	Amount		Increase (Decrease)		% of Revenue
(dollars in millions)	2004	2003	$	%	2004	2003
Revenue	$964.4	$894.2	70.2	7.9	100.0	100.0
Cost of revenue	576.2	537.2	39.0	7.3	59.7	60.1
SG&A expense	414.5	312.7	101.8	32.6	43.0	35.0
R&D expense	21.7	15.7	6.0	38.6	2.3	1.8
Gain on derivative instruments	(1.1)	(15.5)	14.4	(93.0)	(0.1)	(1.7)
Other expense (income)	25.7	(4.4)	30.1	NM	2.7	(0.5)
EBIT	(72.6)	48.5	(121.1)	(249.8)	(7.5)	5.4

HRS revenue increased $70.2 million or 7.9% in 2004. Revenue from U.S. operations increased $43.8 million in 2004 with Payroll and Tax Services contributing $16.1 million, Benefit Services contributing $10.2 million and LifeWorks contributing $17.5 million. The increase in Payroll and Tax Services was mainly driven by a $10.9 million increase in interest income earned on invested customer funds due to both higher invested balances and a higher yield. In addition, Payroll and Tax Services benefited by $14.4 million from net additions of customers receiving repetitive services and growth in sales of add-on services offset in part by lower non-repetitive revenue. The comparison of Payroll and Tax Services 2004 revenue versus 2003 revenue is negatively impacted by $9.2 million due to the acceleration of W-2 delivery in 2003. The $10.2 million increase in Benefit Services revenue in 2004 over 2003 related primarily to the addition of customers and higher levels of individuals being served and an increase in interest income earned on invested customer funds. The $17.5 million increase in LifeWorks revenue reflected an additional $22.6 million from a full year and a higher level of service deliveries under a U.S. Department of Defense contract that commenced during the last half of 2003, offset in part by a reduction in revenue from commercial customers. Ceridian Canada revenue increased $13.9 million primarily due to an increase of $11.9 million from changes in currency exchange rates. The remaining $2.0 million increase in revenue at Ceridian Canada reflected increases from Payroll and Tax Services. Ceridian Centrefile revenue was up

$12.5 million including an increase of $9.7 million from currency exchange rate changes and $2.8 million due primarily to growth in small business services and managed payroll services.

Cost of revenue as a percent of revenue improved from 60.1% in 2003 to 59.7% in 2004. The improvement is mainly due to a decrease of 2.4 percentage points in cost of revenue as a percent of revenue in Ceridian Canada which was driven by cost reduction efforts and a decrease of 1.6 percentage points in cost of revenue as a percent of revenue for Benefit Services. The improvements in the cost of revenue as a percent of revenue for Ceridian Canada and Benefit Services were partially offset by increases in cost of revenue as a percent of revenue in Payroll and Tax Services mainly due to higher implementation costs and in LifeWorks mainly due to costs associated with the U.S. Department of Defense contract.

SG&A expense for HRS increased $101.8 million from 2003 to 2004 due to an increase of $24.9 million related to selling expense and an increase of $76.9 million related to general and administrative expense. The increase in selling expense is primarily attributed to staff additions, higher occupancy costs, royalties and contracted services. The increase in general and administrative expense includes the $40.9 million expense for accelerated amortization of the CobraServ trademark, an increase of $36.0 million primarily due to increased accounting compliance costs of $9.4 million in U.S. HRS, increased technology support costs of $7.1 million in U.S. HRS and $6.2 million related to currency exchange rate changes, with the remaining increase primarily attributed to increased compensation, benefits and severance costs.

R&D expense for HRS in 2004 increased $6.0 million compared to 2003 due to a higher level of software development efforts.

The reduction of $14.4 million in gains from interest rate derivative instruments in 2004 compared to 2003 included a decrease in realized gains of $1.2 million from cash settlements and a decrease in unrealized gains of $13.2 million from revaluation of the future expected benefit from these instruments over their remaining terms. These results reflected the rise of interest rates during 2004.

Other expense (income) for HRS changed $30.1 million in 2004 primarily due to the $28.5 million charge taken as result of the sale of the SourceWeb Assets. In addition, we also recognized gains on sales of marketable securities of $4.5 million offset in part by asset write-downs of $3.6 million. Other expense (income) for HRS in 2003 reflected income of $4.4 million largely from a net gain from the sale of marketable securities and land.

HRS EBIT decreased from earnings of $48.5 million in 2003 to a loss of $72.6 million in 2004. This decrease in EBIT was mainly driven by losses in Payroll and Tax Services, which includes HRO costs for the administration of payroll and benefit functions, as well as Benefit Services. Contributing to the losses were the $40.9 million of accelerated amortization of the CobraServ trademark in Benefit Services and the $28.5 million charge to earnings taken as a result of the sale of the SourceWeb Assets in Payroll and Tax Services. The losses in Payroll and Tax Services as well as Benefit Services were partially offset by increased EBIT from LifeWorks, Ceridian Canada and Ceridian Centrefile.

Comdata

	Amount		Increase (Decrease)		% of Revenue
(dollars in millions)	2004	2003	$	%	2004	2003
Revenue	$356.0	$319.7	36.3	11.4	100.0	100.0
Cost of revenue	169.0	152.2	16.8	11.0	47.5	47.6
SG&A expense	64.8	57.4	7.4	12.8	18.2	18.0
R&D expense	4.4	3.1	1.3	42.3	1.2	1.0
(Gain) loss on derivative instruments	1.4	0.8	0.6	78.5	0.4	0.2
Other expense (income)	0.8	1.9	(1.1)	(58.1)	0.2	0.6
EBIT	115.6	104.3	11.3	10.9	32.5	32.6

Comdata revenue increased $36.3 million in 2004 compared to 2003 as revenue from retail services contributed $21.2 million and revenue from transportation services contributed $15.1 million. Revenue from retail services increased in 2004 over 2003 due to higher levels of cards in use, greater transaction volume and the addition of new customers. As described in the “Revenue Recognition” section of Note A, “Accounting Policies,” revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer. Cards delivered increased 18% and transactions processed increased 30% from 2003 to 2004. The $15.1 million increase in transportation services revenue in 2004 over 2003 related primarily to revenue from the long haul business, which increased $12.2 million including $5.5 million resulting from higher fuel prices. A higher level of transactions in 2004 over 2003, including the impact of the growing acceptance of the BusinessLink card, provided the remaining $6.7 million increase in long haul revenue. Local fleet revenue grew $3.5 million in 2004 over 2003, primarily due to $2.3 million from higher fuel prices. Also major local fueling customers increased their utilization of Comdata products and services, including the BusinessLink card. The remaining net decrease in transportation services revenue in 2004 compared to 2003 of $0.6 million reflected lower revenue from phone services and point of sale terminal equipment sales that were offset in part by modest increases in revenue for financial services and regulatory compliance services.

Cost of revenue increased $16.8 million in 2004 over 2003 including an increase of $17.5 million from retail services due to the higher revenue levels. The remaining decrease in cost of revenue included increases totaling $1.6 million in bank fees and costs related to point of sale terminal equipment sales, which were more than offset by cost savings from reorganization and other cost reduction actions.

Comdata SG&A expense increased $7.4 million in 2004 compared to 2003. Selling expense increased $1.7 million in 2004 as a result of increases in staffing, compensation and advertising, largely related to retail services and regulatory compliance. General and administrative expense increased $5.7 million in 2004 over 2003 due primarily to an increase of $4.6 million in compensation, an increase of $3.7 million in contracted services and a reduction of $2.6 million in the provision for doubtful accounts. The reduction in the provision for doubtful accounts reflected improved credit checking and collection performance as well as the impact of a $1.2 million provision for a particular doubtful account in 2003. The increase of $4.6 million in compensation in 2004 over 2003 included incentives related to improved operating performance and staff additions. The increase of $3.7 million in contracted services included $2.9 million for accounting compliance costs in addition to legal and other professional services.

R&D expense increased $1.3 million in 2004 over 2003 due primarily to a higher level of product maintenance activities. The loss on diesel fuel price derivative instruments increased to $1.4 million in 2004 from $0.8 million in 2003, and partially offset the favorable impact of higher fuel prices reported in revenue. Other expense (income) decreased $1.1 million in 2004 as compared with 2003 due primarily to a $1.9 million charge in 2003 to settle a dispute with a vendor.

Comdata EBIT increased from $104.3 million in 2003 to $115.6 million in 2004 primarily due to increased revenues. EBIT as a percent of revenue remained approximately the same from 2003 to 2004.

Balance Sheets at December 31, 2005 and 2004

Our consolidated balance sheets reflect operating assets and liabilities, as well as assets and liabilities related to customer funds. Customer funds assets arise from amounts that our customers have advanced to us to pay their employees, remit to taxing authorities, or pay for benefits services to other third parties. Customer funds obligations represent our liability to pay the amounts due to these third parties on behalf of our customers. Customer funds assets are held substantially in trust accounts and are invested in high-quality short-term investments or highly-rated fixed income securities and are not utilized in our operations except for earnings from those investments that are included in our revenue.

Total assets before customer funds increased $175.0 million during 2005 as current assets increased $196.5 million and noncurrent assets decreased $21.5 million. Our current assets increase was due primarily to increases of $114.9 million in cash and equivalents and $79.1 million in trade and other receivables, net. The increase in cash and equivalents was primarily due to cash provided by operations. Increased volume in the number of transactions processed by Comdata and the impact of higher fuel prices contributed to the $79.1 million increase in trade and other receivables, net with a corresponding increase in drafts and settlements payable of $79.3 million. We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.” Our noncurrent assets decreased $21.5 million in 2005 due to a net decrease of $19.4 million in property, plant and equipment and a decrease of $27.6 million in derivative instruments offset by an increase of $31.3 million in deferred income taxes.

Current liabilities increased $140.3 million during 2005 as short-term debt and current portion of long-term obligations increased $10.6 million, Comdata drafts and settlements payable increased $79.3 million and deferred income increased $26.6 million to $114.0 million. The increase in short-term debt and current portion of long-term obligations represents the combination of management’s intent to repay certain debt in 2006 as well as stated maturities of other debt offset by the payment of the Ceridian Centrefile overdraft facility. As of December 31, 2005, $20.7 million of our revolving credit facility was classified as a current liability as it is our intention to repay this amount in 2006. Noncurrent liabilities increased $8.1 million primarily due to an increase of $15.7 million in employee benefit plan obligations offset by decreases in long-term obligations and other noncurrent liabilities.

Stockholders’ equity decreased $3.9 million primarily due to net earnings of $127.9 million and $105.8 million of stock-based compensation offset by stock repurchases of $222.3 million and changes in realized and unrealized gain (loss) on customer funds and marketable securities of $19.8 million.

Cash Flows

Consolidated Statements of Cash Flows Highlights
(Dollars in millions)

	Years ended December 31,
	2005	2004	2003
Operating activities	$285.6	$252.5	$56.6
Investing activities	(43.1)	(68.0)	(34.4)
Financing activities	(129.8)	(93.5)	(37.5)
Effect of exchange rate on cash and equivalents	2.2	5.5	5.2
Net cash flows provided (used)	$114.9	$96.5	$(10.1)
Cash and equivalents at end of year	$335.6	$220.7	$124.2

Cash Balances and Operating Activities

During 2005, our cash and equivalents increased $114.9 million to $335.6 million as we used operating cash flows and cash balances to fund investing activities and repurchase our stock. During 2004, our cash and equivalents increased $96.5 million to $220.7 million as we used operating cash flows and cash balances to fund investing activities, repay debt and repurchase our stock. In 2003, our cash and equivalents decreased $10.1 million due largely to a $105.5 million contribution to our pension plans out of operating activities.

Our operating cash flows were $285.6 million in 2005, $252.5 million in 2004 and $56.6 million in 2003. In 2003, operating cash flows were negatively impacted by the $105.5 million pension contribution.

Investing Activities

	2005	2004	2003
	(dollars in millions)
Capital expenditures	$(64.2)	$(65.8)	$(57.5)
Acquisitions of investments and businesses	(10.4)	(19.3)	(1.7)
Proceeds from sales of businesses and assets	31.5	17.1	24.8
Net cash outflows	$(43.1)	$(68.0)	$(34.4)

During 2005, our capital expenditures included $31.4 million for property and equipment and $32.8 million for software and development costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) included Comdata’s $8.2 million purchase of Tranvia, Inc., a provider of merchant card processing services, and $1.8 million in contingent payments made for previous acquisitions. Cash inflows from sales of businesses and assets amounted to $31.5 million, including $21.0 million from the disposition of our HRS interest rate derivative instruments, $7.8 million from the sale of land and $2.7 million from the sale of marketable securities.

During 2004, our capital expenditures included $32.9 million for property and equipment and $32.9 million for software and development costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) amounted to $19.3 million resulting primarily from the HRS acquisition of Recruiting Solutions, Inc., a provider of web-based recruiting products, for $11.0 million and Comdata’s acquisition of Datamark Technologies, Inc., a provider of stored value and customer loyalty programs, for $4.1 million. Our proceeds from sales of businesses and assets amounted to $17.1 million and consisted largely of $11.1 million from the sale of marketable securities and $4.0 million from the sale of the SourceWeb Assets.

Our 2003 investing activities included capital expenditures of $30.5 million for property and equipment and $27.0 million for software and development costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) amounted to $1.7 million. We purchased $3.0 million of marketable securities and received $1.4 million from an earn-out escrow related to the 2002 acquisition of GLS Benefits Services LLC, a benefits administration outsourcing firm. Our proceeds from sales of businesses and assets amounted to $24.8 million and consisted of $12.1 million for assets sold relative to two sale-leaseback transactions, $7.7 million from the sale of marketable securities and $4.3 million from the sale of land.

Financing Activities

	2005	2004	2003
	(dollars in millions)
Revolving credit facilities and overdrafts, net	$11.5	$(59.6)	$(49.6)
Repayment of other debt	(5.9)	(4.1)	(1.4)
Repayment of Ultimate software royalty obligation	(5.3)	—	—
Repurchase of common stock	(222.3)	(80.3)	(28.8)
Proceeds from stock option exercises and stock sales	92.2	50.5	42.3
Net cash outflows	$(129.8)	$(93.5)	$(37.5)

In November 2005, we entered into a new revolving credit facility that provides up to $250.0 million for a combination of advances and letters of credit until November 18, 2010. The new facility replaced our existing $350.0 million revolving credit facility..

In connection with the repatriation of funds from Ceridian Canada to the United States in December 2005, Ceridian Canada borrowed $40.6 million under our revolving credit facility. We reduced the amount outstanding on our Comdata receivables securitization facility by $20.0 million and the Ceridian Centrefile overdraft facility by $9.0 million of which $8.3 million was attributable to debt reduction and $0.7 million was due to the foreign currency translation effect. We made payments of $5.9 million on capital leases. In connection with the sale of the SourceWeb Assets in 2004, we accrued a liability of $19.2 million representing the fair value of an associated guaranteed future minimum royalty obligation to The Ultimate Software Group, Inc. (“Ultimate”). We made principal payments of $5.3 million related to the Ultimate royalty obligation during 2005. During 2005, we repurchased 10,736,450 shares of our common stock on the open market at an average net price of $20.71 per share, resulting in financing cash outflows of $222.3 million for settled trades. Proceeds from exercises of stock options and employee stock plan purchases amounted to $92.2 million during 2005.

Our financing activities for 2004 resulted in net cash outflows of $93.5 million. We repaid $65.0 million of our Comdata receivable securitization facility. We repurchased 4,012,400 shares of our common stock for $80.3 million on the open market at an average net price of $20.01 per share. We also received proceeds of $50.5 million for exercises of stock options and employee stock plan purchases.

During 2003, we reduced our borrowings under our domestic revolving credit facility by $40.0 million and our Comdata receivable securitization facility by $10.0 million. Also during 2003, we entered into two capital lease arrangements resulting in an obligation of $22.2 million to be paid over a 60-month period. We repurchased 1,844,100 shares of our common stock for $28.8 million on the open market at an average net price of $15.60 per share. Proceeds from exercises of stock options and employee stock plan purchases amounted to $42.3 million during 2003.

For further information on financing cash flows, see Note F, “Financing” and the following section of this discussion entitled “Liquidity and Capital Resources.”

Liquidity and Capital Resources

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under our credit facilities. We expect to use our cash flows for capital expenditures, investments in software and development costs, potential acquisitions, repayment of debt, stock repurchases and potential pension plan contributions. Cash balances and cash flows are discussed under the section of this discussion entitled “Cash Flows.” Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in a preceding section of this discussion entitled “Results of Operations” and in several of the risks identified in Part I, Item 1A, “Risk Factors” of this report.

On November 18, 2005, we entered into a five-year, $250.0 million revolving credit agreement (“2005 Revolving Credit Facility”) and terminated the existing revolving credit agreement dated January 31, 2001. The 2005 Revolving Credit Facility provides for up to $250.0 million (subject to possible increase, at our request as authorized by our Board of Directors to up to $400.0 million) for a combination of advances and letters of credit until November 18, 2010. The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (3.89% at December 31, 2005). This facility includes a $25.0 million sublimit for swingline loans, a $100.0 million U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (the “Canadian subfacility”) and a $50.0 million U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. Advances under the 2005 Revolving Credit Facility are unsecured. The amount outstanding under the 2005 Revolving Credit Facility was $40.6 million along with $2.8 million of letters of credit at December 31, 2005. As of December 31, 2005, we had unused borrowing capacity under the 2005 Revolving Credit Facility amounting to $206.6 million of which we have designated $55.0 million as backup for the amount outstanding at that date under the Comdata receivables securitization facility. The terms of the 2005

Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. There is no requirement under the terms of the 2005 Revolving Credit Facility agreement to make any principal payments until the agreement expires on November 18, 2010.

In addition at December 31, 2005, we had a $150.0 million receivables securitization facility with a term ending in June 2008, which uses selected Comdata trade receivables as collateral for borrowings (the “Comdata Credit Facility”). We had unused borrowing capacity under the Comdata Credit Facility amounting to $95.0 million as of December 31, 2005. We may increase or decrease our use of the Comdata Credit Facility up to four times a month provided there are sufficient accounts receivable to use as collateral. As of December 31, 2005, the aggregate amount of receivables serving as collateral amounted to $230.2 million. The interest rate on the amount outstanding is either at the third-party multi-seller commercial paper conduit’s pooled A-1/P-1 commercial paper rate or at our choice of either prime or LIBOR plus 1.5% (4.26% at December 31, 2005). The Comdata Credit Facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility. We are in compliance with all covenants related to our credit facilities.

In 2005, we recapitalized the Ceridian Centrefile operations by contributing £5.0 million ($8.7 million). At December 31, 2005 and 2004, Ceridian Centrefile maintained two overdraft facilities totaling £7.5 million. No amounts were outstanding as of December 31, 2005. The balance outstanding as of December 31, 2004 was £4.7 million ($9.0 million). The overdraft facility in the amount of £6.5 million is in the process of being renewed.

In addition to the Canadian subfacility, Ceridian Canada had available at December 31, 2005 and 2004 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and guarantees that is renewed annually by the granting bank. The amounts of letters of credit outstanding under this facility were CDN $4.1 million ($3.5 million) at December 31, 2005 and CDN $1.0 million ($0.7 million) at December 31, 2004.

As described in the preceding discussion of financing activities in the “Cash Flows” section of this discussion, we repurchased Ceridian common stock pursuant to our stock repurchase program. We repurchased 10,736,450 shares in 2005, 4,012,400 shares in 2004 and 1,844,100 shares in 2003. As of December 31, 2005, we were authorized to purchase up to 15,614,050 additional shares of our common stock under the authorization from our Board of Directors. We generally use our treasury stock to address our obligations under our stock compensation plans.

The table below describes the future cash payments for which we are obligated under our financing agreements, capital and operating lease agreements and guaranteed purchase obligations as of December 31, 2005.

Contractual Obligations at December 31, 2005
(Dollars in millions)

	Payments due by period
	Less than one year	1-3 Years	3-5 Years	More than 5 years	Total
Long-term debt	$20.7	$74.9	$—	$—	$95.6
Capital leases	5.3	6.3	—	—	11.6
Operating leases	43.7	76.7	51.0	75.6	247.0
Purchase obligations	7.0	8.4	—	—	15.4
Total	$76.7	$166.3	$51.0	$75.6	$369.6

Our long-term debt and capital lease obligations are described in the “Cash Flows” section of this discussion and in Note F, “Financing.” The long-term debt payments include amounts due under the 2005 Revolving Credit Facility and the Comdata Credit Facility. Since we have the capability under our 2005 Revolving Credit Facility and the intention of continuing our use of short-term borrowings under our Comdata Credit Facility, its outstanding balance of $55.0 million is reported in noncurrent liabilities on our consolidated balance sheet. The table above reflects the total amount due under the Comdata Credit Facility according to the contractual 2008 maturity date. Of the $40.6 million outstanding under our 2005 Revolving Credit Facility, $20.7 million is classified as a current liability on our consolidated balance sheet as it is our intention to repay this amount in 2006. The remaining outstanding amount is indicated in the table as due in 2007 as it is our intention to repay this amount in 2007.

The capital lease payments represent scheduled payments under the terms of the operating lease agreements and include implicit interest. The operating lease obligations represent our future minimum noncancelable lease payments. We conduct substantially all of our operations in leased facilities. Most of these operating leases contain renewal options and require payments for taxes, insurance and maintenance. We also lease equipment for use in our businesses.

Purchase obligations include minimum royalty payments to Ultimate and a guaranteed purchase commitment with a vendor.

Our planned expenditures for capital assets in 2006 are expected to be between $65.0 million and $70.0 million with an estimated allocation of 85% to HRS and 15% to Comdata. The amount of our obligation to vendors for these expenditures at December 31, 2005 was not material and no such amount is included in the table above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reported periods. Additionally, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Areas that require significant judgments, estimates and assumptions include revenue recognition, the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; the determination of the allowance for doubtful accounts and reserve for sales adjustment; and the resolution of tax matters. We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, we believe that our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and related notes provide a meaningful and fair perspective of our Company. Further discussion of the risks, judgments and uncertainties associated with our business can be found in Part I, Item 1A, “Risk Factors” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks” of this report.

Revenue Recognition

We recognize revenue from the sale of our products and services when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Generally, we rely on a signed contract between us and the customer as the persuasive evidence of a sales arrangement. We address these and the other criteria for revenue recognition in the following discussion of types of revenue within our business.

HRS

Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our payroll processing, tax filing and other HR services, benefit administration services, work-life and employee assistance services, and human resource outsourcing. This revenue is generated by service fees, income from investment of customer funds in lieu of additional fees, software maintenance and subscription fees.

Payroll and Tax Services.   Generally, service fees for HRS payroll processing are contracted on a per transaction basis and recognized as revenue when transaction services are provided and the amount is billable. We also recognize payroll revenue from customer funds held temporarily pending remittance to the customers’ employees. These payroll deposits are primarily invested through grantor trusts. We derive and recognize investment income in lieu of additional fees as a component of revenue as earned.

Our tax filing services consist primarily of: (1) collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers; (2) remitting funds collected to the appropriate taxing authorities; (3) filing applicable returns; and (4) handling related regulatory correspondence and amendments for customers. Revenue from these tax filing services is billed and recognized as the services are provided, generally on a monthly basis. We hold our customers’ tax filing deposits for the period between collection and remittance of the funds to the applicable taxing authority. These tax filing deposits are invested through a grantor trust. We derive and recognize this investment income in lieu of additional fees as a component of revenue as earned.

Payroll processing and tax filing services are sold separately; accordingly, we have objective evidence of standalone value for most services. Separate sales also establish the fair value of many of the services sold in the event a customer contracts with us for multiple services. Where fair value cannot be established on the undelivered element, revenue (and the related direct costs of revenue) for the delivered elements are deferred and recognized ratably over the remaining repetitive processing period commencing upon completion of implementation consulting services.

Benefit Services.   We provide employee health and welfare benefits administration and qualified administration services to our customers. Employee health and welfare benefits administration services include health insurance portability compliance services related primarily to COBRA (Consolidated Omnibus Budget Reconciliation Act). Health and welfare benefits administration services also encompass benefits provided to active employees, such as (1) annual health plan enrollment, (2) ongoing employee enrollment and eligibility services, (3) tuition refund plans, (4) transportation reimbursement under the Transportation Equity Act and (5) Internal Revenue Code Section 125 plans (Flexible Spending), which include fully administered and self-administered flexible spending accounts and premium-only plans.

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

Revenue for COBRA services is generally earned and recognized as the services are provided. Revenue associated with other health and welfare benefits administration and retirement planning services is generally recognized monthly based on the number of employees that receive or participate in the benefit.

Benefit Services are sold separately; accordingly, we have objective evidence of standalone value for most services. Separate sales also establish the fair value of many of the services sold in the event a customer contracts with us for multiple services. Where fair value cannot be established on the undelivered element, revenue (and the related direct costs of revenue) for the delivered elements are deferred and recognized ratably over the remaining repetitive processing period commencing upon completion of implementation consulting services.

LifeWorks.   We provide work-life and employee assistance programs to our clients. LifeWorks are delivered through on-line access and telephonically, and through face-to-face counseling provided by referral resources. Contracted fees for these services are generally billed monthly or quarterly. Revenue is generally earned and recognized over the term of the contract based on the number of customer employees served and the level of service.

HRO.   We provide comprehensive HRO solutions to our customers. HRO services can provide an entire suite of any of the HRS services outlined above, but to date typically involve: (1) conversion and implementation consulting services; (2) processing and hosting services related to payroll, tax filing services and benefit needs; and (3) administration of payroll or benefits functions.

HRO services are sold separately by us or by our competitors; accordingly, there is evidence of standalone value for the repetitive deliverables. In certain arrangements, a substantive stated renewal rate in the contract provides evidence of the fair value for the undelivered repetitive processing services. In those situations where a substantive stated renewal rate is included in the arrangement, the use of the residual method afforded by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” allows us to recognize revenue on the delivered elements, generally consisting of non-repetitive implementation services. Where fair value cannot be established on the undelivered element, revenue (and the related direct costs of revenue) for the delivered elements are deferred and recognized ratably over the remaining repetitive processing period commencing upon completion of implementation consulting services.

Non-Repetitive Business

We generate revenue from the sale and installation of software and data conversion services in our HRS businesses (including non-repetitive HRO services discussed above). These services may also include training and other consulting.

For our non-HRO business, the fees for these non-repetitive services are based upon published hourly rates that are considered competitive with other providers and are consistent with hourly rates billed for customization and consulting services performed by us on a standalone basis. Revenue from consulting services is non-refundable; is primarily determined on a time and materials basis; and is recognized over the installation and conversion period, generally one to four months.

Comdata

Transportation

Comdata’s funds transfer system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destinations. Drivers may use Comdata’s proprietary Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from automated teller machines or through the use of Comchek drafts and make direct deposits of pay, settlements or trip advances to personal bank accounts. Revenue from funds transfer transactions is based on a per transaction fee that is based on either a fixed amount or a percentage of the face value of the transaction and is recognized when the transaction is processed.

Comdata purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. This service allows trucking companies to receive payment on shipping invoices sooner. The non-refundable discount represents adequate compensation charged for servicing the receivables over a 30-day period. If the collection period extends beyond 30 days, a non-refundable additional fee is charged for each month of servicing. After 90 days, an uncollected receivable can be returned to the seller for its face value. Comdata recognizes revenue from the discounted fee in the month of the purchase and the additional fees for servicing as it becomes entitled to collect the fee.

Comdata also provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized at the time the equipment is received and accepted by the customer. Recurring service revenues for these activities are recognized as earned. Support and maintenance contracts are generally for 12 month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period. These products and services are all sold separately; accordingly, we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services.

Retail Services

Comdata sells stored value cards and provides subsequent activation, reporting and transaction processing services (“services”) through its wholly owned subsidiary, Stored Value Systems, Inc. (referred to in this report as “SVS”). Customers may also choose to purchase cards alone, without a continuing obligation for services from SVS. SVS recognizes revenue for card sales without services upon shipment.

For card sales with future processing services, revenue on both the card sales and services are deferred and reported on the consolidated balance sheets as deferred income. Costs of the cards sold are deferred and reported on the consolidated balance sheets in other current assets. Costs associated with the services are recognized as incurred. The deferred income and deferred cost on the card sale are both recognized in earnings over the estimated life of the card, which includes the transaction processing period. The recognition period is 30 months, beginning upon activation of the card. The deferred income on the services where we charge a fee upon card activation for unlimited transactions is recognized in earnings over the same 30 month period, beginning when the fee is assessed. The deferred income on the services where we charge a fee each time a transaction is processed is recognized in earnings over the same 30 month period, beginning when the fee is assessed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately seven months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed.

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

Determination of our Allowance for Doubtful Accounts and Reserve for Sales Adjustment

We assess the collectibility of our accounts receivable based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The amount established for the allowance for doubtful accounts is dependent on various matters including changes in the customer’s financial condition and general economic factors such as the price of diesel fuel.

We assess the reserve for sales adjustment based on an analysis of historical trends, current dispute levels and the terms of contractual obligations. The amount established for the reserve for sales adjustment is dependent on various matters including customer negotiations and the notification of the dispute by the customer.

Assignment of Fair Values upon Acquisition of Goodwill and Other Intangible Assets and Testing for Impairment

In the event of a business combination where we are the acquiring party, we are required to assign fair values to all identifiable assets and liabilities acquired, including intangible assets such as customer lists, trademarks, technology and covenants not to compete. We are also required to determine the useful life for amortizable assets acquired. These determinations require significant judgments, estimates and assumptions and, when material amounts are involved, we generally utilize the assistance of independent valuation consultants. The remainder of the purchase cost of the acquired business not assigned to identifiable assets or liabilities is then recorded as goodwill. Although goodwill is no longer subject to amortization, we reassess the carrying value of goodwill annually, or more frequently when certain developments occur, indicating a potential impairment of that value.

A number of significant assumptions and estimates are involved in determining the current fair value of the reporting unit including operating cash flows, markets and market share, sales volumes and prices and working capital changes. We consider historical experience and all available information at the time the fair values of our reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. The evaluation of impairment involves comparing the current fair value of the reporting units to the recorded value (including goodwill).

If the recorded value (including goodwill) of a reporting unit exceeds its current fair value, then to the extent that the recorded value of goodwill of the reporting unit exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets and the excess is the implied fair value of goodwill.

We also test long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that the carrying value of such an asset or group of assets may not be recoverable. Events or circumstances that might indicate an impairment of carrying value include:

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

Capitalization, Amortization and Impairment Testing of Software and Development Costs

Our software and development efforts are substantially for internal use and, as indicated in Note A, “Accounting Policies—Software and Development Costs,” we rely on AICPA Statement of Position 98-1 (“SOP 98-1”) for accounting guidance. Therefore, for our modification or development efforts, we need to identify by nature and by stage of development those costs which are to be capitalized rather than charged to operations as incurred. We also need to identify the point at which the modified or developed software is ready for use, capitalization of cost will cease and amortization of that cost will begin. Costs incurred subsequent to the ready for use date will generally be charged to operations and only capitalized if justified as a material improvement in the functionality of the capitalized software product.

With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. The net amount of these costs shown on our consolidated balance sheet at December 31, 2005 was $71.8 million. The elements of software and development costs were purchased software of $22.1 million and internally developed software of $49.7 million. These amounts represent the costs we have invested in these assets, reduced by amortization expense charged against our earnings as the software was used in our operations and by any write-downs as a result of our recoverability analysis. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business. Our projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these or other assets. The amount of the write-down, if any, is largely dependent on our estimates of future cash flows and the selection of an appropriate discount rate. As a result of our assessments during the past three years, we recorded asset write-downs of $7.8 million in 2005, $3.2 million in 2004 and none in 2003, for abandoned software projects.

Determination of our Liability for Pensions and Other Postretirement Benefits

We present information about our pension and postretirement benefit plans in Note I, “Retirement Plans.” The determination of the liabilities and expenses for pensions and other postretirement benefits are accomplished with the assistance of independent actuaries using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). The discount rate assumption used for pension plan accounting is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. The 2005 discount rate for the U.S. pension plans was selected by reference to the Moody’s Aa Corporate Bond Index, the Citigroup Pension Discount Curve and the Hewitt Yield Curve. Similar to the Citigroup Pension Discount Curve, the Hewitt Yield Curve was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their benefit plans. The Hewitt Yield Curve is a hypothetical Aa yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the Hewitt Yield Curve is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. The three reference rates were compared in arriving at the discount rate for 2005. We determine the assumed rate of compensation increase based upon our long-term plans for such increases. We will continue to evaluate all of our actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and the discount rate, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we may make and various other factors.

The impact on the pension plan liabilities of a change in the discount rate of ¼ of 1% would be approximately $19.1 million and approximately $0.4 million to pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of ¼ of 1% would impact pre-tax earnings by approximately $1.3 million. A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation at December 31, 2005 by $3.7 million and the aggregate service and interest cost for 2005 by $0.2 million. A one percent decrease in this rate would decrease the benefit obligation at December 31, 2005 by $3.5 million and the aggregate service and interest cost for the 2005 measurement period by $0.2 million.

Tax Matters

As a company with principal operations in many states in the U.S., as well as in the United Kingdom and Canada, we record an estimated liability and expense for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. The liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” The principal effect of SFAS 123R will be to require the inclusion in our earnings of a compensation expense for equity grants that previously were only reported as a disclosure in a note to our consolidated financial statements. We have adopted SFAS 123R on January 1, 2006, using the modified prospective transition method. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity investments based on the fair value of the award on the grant date. That compensation expense must be recognized in the statement of operations over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the statement of operations for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. We currently estimate total stock-based compensation expense for 2006 will be approximately $0.08 per diluted share comprised of an estimate of $0.03 per diluted share for restricted stock expense and $0.05 per diluted share for stock option expense.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” that became effective for transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” that replaces Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes.” The new standard generally requires retrospective treatment (restatement of comparable prior period information) rather than a cumulative effect adjustment for the effect of a change in accounting principle or method of application. We have adopted this standard effective January 1, 2006.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” The new standard is effective for years beginning after September 15, 2006 and is not expected to have a material effect on our results of operations or financial position.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

Our primary market risk exposure is interest rate risk. We invest funds held temporarily for our clients in interest bearing instruments, earning interest income in lieu of additional service fees. Interest income from client funds is recorded as revenue net of any interest credits due clients, and changes in interest rates impact interest revenue accordingly. In addition, we hold short-term investments for our own account for liquidity purposes and issue debt instruments, with related interest income and interest expense recorded as such in the statement of operations. We have purchased interest rate derivative instruments and may do so in the future to modify our overall interest rate risk exposure. At December 31, 2005, we held no such instruments. All interest rate sensitive instruments are held in portfolios for investment purposes, and no such instruments are held in trading portfolios. Our interest rate risk exposures are summarized in the table below.

	Invested Customer Funds	Ceridian Short-term Investments	Variable Rate Debt Instruments	Net Position
	(dollars in millions)
Average balances
2005	$2,769.6	$256.5	$(61.2)	$2,964.9
2004	$2,435.2	$144.3	$(125.2)	$2,454.3
2003	$2,145.9	$117.4	$(174.5)	$2,088.8
Average interest rate
2005	3.81%	3.05%	4.15%	3.74%
2004	3.10%	1.80%	1.97%	3.09%
2003	2.90%	1.70%	1.82%	2.92%
Interest income (expense)
2005	$105.5	$7.8	$(2.5)	$110.8
2004	$75.6	$2.6	$(2.5)	$75.7
2003	$62.2	$2.0	$(3.2)	$61.0

At December 31, 2005, our invested customer funds were $4,331.4 million, short-term investments were $335.6 million and variable rate debt instruments were $95.6 million. In 2005, our interest revenue increased $29.9 million compared to 2004, with $19.3 million due to higher interest rates and $10.6 million due to higher investment balances. The increase in interest revenue from invested customer funds in 2004 over 2003 of $13.4 million consisted of $5.0 million related to higher interest rates and $8.4 million due to higher average invested balances.

The impact of our interest rate derivative program was as follows:

	Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Realized gains (losses)	$(2.3)	$30.0	$31.2
Unrealized losses	—	(28.9)	(15.7)
Net gains (losses)	$(2.3)	$1.1	$15.5

We further discuss interest rate derivative contracts in Note A, “Accounting Policies—Cash and Investments, including Derivatives” and Note B, “Investing Activity” to our consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

We manage our interest rate risk by modeling the impact of changes in interest rates on interest income and interest expense, referred to below as “Net Interest Income.” Interest rate derivative instruments may be purchased as part of our risk management program and such instruments are modeled as part of our overall interest rate sensitivity position. Our goal is to achieve a stable and predictable level of reported Net Interest Income over a range of expected changes in interest rates.

The table below illustrates the impact of changes in interest rates on our annual after tax Net Interest Income.

Hypothetical Change in
Change in Interest Rates	Net Interest Income
Expressed in Basis Points	from Base Scenario
(dollars in millions)
300 Increase	$29.9
200 Increase	19.9
100 Increase	10.0
50 Increase	5.0
25 Increase	2.5
Base Scenario (4.25%)
25 Decrease	(2.5)
50 Decrease	(5.0)
100 Decrease	(8.5)
200 Decrease	(20.2)
300 Decrease	(31.8)

The contents of the table show the estimated impact on annual after tax Net Interest Income of an immediate and sustained change in interest rates from a base of 4.25% Federal Funds rate as of December 31, 2005. Computations in the table are based on assumed levels of customer funds, short-term liquidity investments, debt instruments outstanding, interest rate derivative instruments, and U.S. and Canadian interest rates. We held no interest rate derivative instruments at December 31, 2005. Prepayment risk exists in the form of callable securities we own, and we expect these securities would be called in the -100 bp, -200 bp, and -300 bp rate scenarios resulting in realized capital gains but offset by reduced interest income as proceeds are reinvested at lower rates. We expect that callable securities will not be called in all rising rate scenarios and in the -25 bp and -50 bp scenarios. The amount of prepayment risk of other securities in the portfolio is negligible, and therefore excluded from the table’s contents.

The principal change in our interest rate risk position was the sale of all of our interest rate derivative instruments on February 4, 2005. After a review of interest rate market factors and trends, management decided that the best method to maximize the realizable value of the interest rate derivative instruments was to liquidate them at that time. We disposed of our interest rate derivative instruments for cash proceeds of $21.0 million which represented the fair market value of the contracts on the disposal date. From December 31, 2004 to the disposal date, we received $3.5 million in cash for settlements on these derivative instruments. The $2.3 million difference between the December 31, 2004 carrying value of $26.8 million and the $24.5 million total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005. Interest rate risks associated with these instruments included mark-to-market valuations and interest receipts, all of which were reported as “(gain) loss on derivative instruments” in our consolidated statements of operations. We have subsequently made no purchases of interest rate derivative instruments.

Fuel Price Market Risk

Our revenue and net earnings of Comdata’s transportation services business is exposed to variability based on changes in the price of diesel fuel and gasoline. For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly.

We manage our fuel price risk by modeling the impact of changes in fuel prices on transaction fee revenue and net income. Fuel derivative instruments may be purchased as part of our risk management program and the effects of these instruments are modeled as part of our overall fuel risk sensitivity position. Our goal is to achieve a stable and predictable level of reported net earnings through a range of expected changes in fuel prices.

As reported by the U.S. Department of Energy, the average price of highway diesel fuel number 2 was $2.40 in 2005, $1.81 in 2004, and $1.51 in 2003. These rising prices increased Comdata revenue approximately $10.4 million in 2005, $5.5 million in 2004 and $3.2 million in 2003, which were offset by realized losses on diesel fuel derivative contracts of $8.2 million in 2005, $2.2 million in 2004 and $0.8 million in 2003.

In the fourth quarter of 2005 and in January 2006, we entered into diesel fuel derivative instruments that have the effect of hedging approximately 80% of our anticipated diesel fuel price exposure for 2006 with an average strike price of $2.55 per gallon. These instruments mature on December 31, 2006 and are not accounted for as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The hypothetical impact of changes in diesel fuel prices, including the impact of fuel derivative instruments is shown in the table below.

		Change in	Change in
Change in Diesel	Change in	(Gain)Loss	After Tax
Fuel Price per gallon	Revenue	On Derivatives	Net Income
	(dollars in millions)
$.30 Increase	$5.4	$4.8	$0.4
$.20 Increase	3.6	3.4	0.1
$.10 Increase	1.8	1.9	(0.1)
Base Scenario ($2.38/gallon)	—	0.5	(0.3)
$.10 Decrease	(1.8)	(0.9)	(0.6)
$.20 Decrease	(3.6)	(2.4)	(0.8)
$.30 Decrease	(5.4)	(3.8)	(1.0)

The contents of the table show the estimated annual impact of an immediate and sustained change in diesel fuel prices from a base of $2.38 per gallon at December 31, 2005. Computations in the table are based on assumed levels of diesel fuel purchase transactions and amounts charged. The impact of payments in January 2006 on diesel fuel derivative contracts maturing December 31, 2005 are excluded from the table’s calculations. Comdata does not otherwise hold instruments sensitive to fuel price risk except for diesel fuel derivative instruments purchased as part of its risk management program, which are held for investment purposes. The diesel fuel derivative instruments contain no puts, calls or other options.

Similar to diesel fuel price risk, our Comdata transportation services business revenue and net income are subject to variability based on changes in gasoline prices. We estimate that for each 10 cent change in the annual average price of gasoline, Comdata’s revenue and pretax income are impacted $0.8 million. Due to increases in the average price of gasoline during 2005 and 2004, Comdata’s revenue was $2.5 million higher in 2005 and $2.3 million higher in 2004 from what it would have been had gasoline prices remained stable during those years. We may use gasoline derivative instruments as part of our fuel price risk management program, but no such instruments were held during 2005.

Other Market Risk

We consider our exposure to foreign exchange risk related to our operations at Ceridian Canada and Ceridian Centrefile to not be material to our consolidated financial condition or results of operations. These foreign operations principally serve their respective domestic markets with nearly all revenue and expenses denominated in local currency. We further consider other intercompany charges between U.S. and non-U.S. based operations to not be material. Translation adjustments on investments in foreign operations are not hedged and are reported in “accumulated other comprehensive income” in our accompanying consolidated statements of stockholders’ equity and comprehensive income contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.

Item 8.                        Financial Statements and Supplementary Data

1.                 Index to Consolidated Financial Statements.

The following financial statements and reports are filed as part of this report:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and includes those policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. This assessment identified the following “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements” (“Auditing Standard No. 2”)) in internal control over financial reporting as of December 31, 2005:

We did not have personnel with sufficient technical knowledge to analyze complex multiple element revenue arrangements to ensure that such transactions were accounted for in conformity with U.S. GAAP. Specifically, we did not effectively identify and analyze the terms of certain complex multiple element revenue arrangements to ensure timely and accurate financial reporting. As a result, accounting errors were identified related to revenue recognition, resulting in an understatement of deferred income and deferred costs and an overstatement in revenue, cost of revenue, and net earnings in our preliminary 2005 consolidated financial statements. These errors were corrected in our consolidated financial statements prior to issuance. Management has concluded that this deficiency resulted in more than a remote likelihood that a material misstatement of our consolidated financial statements would not have been prevented or detected.

In making our assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Because of the material weakness described above, management concluded that, as of December 31, 2005, our internal control over financial reporting was not effective based on those criteria.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This audit report appears on the next page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ceridian Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (page 57), that Ceridian Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ceridian Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005:

The Company did not have personnel with sufficient technical knowledge to analyze complex multiple element revenue arrangements to ensure that such transactions were accounted for in conformity with U.S. generally accepted accounting principles. Specifically, the Company did not effectively identify and analyze the terms of certain complex multiple element revenue arrangements to ensure timely and accurate financial reporting. As a result, accounting errors were identified related to revenue recognition, resulting in an understatement of deferred income and deferred costs and an overstatement in revenue, cost of revenue, and net earnings in the Company’s preliminary 2005 consolidated financial statements. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Ceridian Corporation and subsidiaries as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Ceridian Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ceridian Corporation and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Minneapolis, Minnesota
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ceridian Corporation:

We have audited the accompanying consolidated balance sheets of Ceridian Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ceridian Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 16, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue	$1,459.0	$1,320.4	$1,213.9
Costs and Expenses
Cost of revenue	791.7	745.2	689.4
Selling, general and administrative	451.6	479.3	370.1
Research and development	28.1	26.1	18.8
(Gain) loss on derivative instruments	11.6	0.3	(14.7)
Other expense (income)	4.5	26.5	(2.5)
Interest income	(7.8)	(2.6)	(2.0)
Interest expense	5.5	4.4	4.6
Total costs and expenses	1,285.2	1,279.2	1,063.7
Earnings before income taxes	173.8	41.2	150.2
Income tax provision	45.9	4.3	51.4
Net earnings	$127.9	$36.9	$98.8
Earnings per share
Basic	$0.87	$0.25	$0.66
Diluted	$0.86	$0.24	$0.66
Shares used in calculations (in thousands)
Weighted average shares (basic)	146,935	149,074	148,634
Dilutive securities	1,698	2,005	1,563
Weighted average shares (diluted)	148,633	151,079	150,197

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and equivalents	$335.6	$220.7
Trade and other receivables, net	584.8	505.7
Current deferred income taxes	16.5	27.2
Other current assets	88.8	75.6
Total current assets	1,025.7	829.2
Property, plant and equipment, net	121.5	140.9
Goodwill	936.5	931.8
Other intangible assets, net	35.6	43.6
Software and development costs, net	71.8	75.7
Deferred income taxes	58.0	26.7
Investments	12.9	16.4
Derivative instruments	0.5	28.1
Other noncurrent assets	28.6	23.7
Total assets before customer funds	2,291.1	2,116.1
Customer funds	4,341.2	4,096.0
Total assets	$6,632.3	$6,212.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$25.5	$14.9
Accounts payable	67.7	62.8
Drafts and settlements payable	232.7	153.4
Customer advances	39.3	31.1
Deferred income	114.0	87.4
Accrued taxes	22.8	28.7
Employee compensation and benefits	67.8	58.2
Other accrued expenses	54.7	47.7
Total current liabilities	624.5	484.2
Long-term obligations, less current portion	81.0	85.8
Deferred income taxes	31.2	32.5
Employee benefit plans	224.1	208.4
Other noncurrent liabilities	36.8	38.3
Total liabilities before customer funds obligations	997.6	849.2
Customer funds obligations	4,342.9	4,067.2
Total liabilities	5,340.5	4,916.4
Stockholders’ equity
Common stock, $.01 par, authorized 500,000,000 shares, issued 151,567,406 and 151,073,244	1.5	1.5
Additional paid-in capital	931.0	936.6
Retained earnings	693.4	565.5
Treasury common stock at cost, 6,848,402 and 1,650,117 shares	(144.1)	(33.2)
Accumulated other comprehensive loss	(190.0)	(174.7)
Total stockholders’ equity	1,291.8	1,295.7
Total liabilities and stockholders’ equity	$6,632.3	$6,212.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in millions)

	Amount			Shares
	2005	2004	2003	2005	2004	2003
Common Shares Issued
Beginning balance	$1.5	$1.5	$1.5	151,073,244	150,028,289	148,657,541
Exercises of stock options	—	—	—	299,736	849,273	1,040,523
Restricted stock awards, net	—	—	—	194,426	194,271	208,270
Employee stock purchase plans	—	—	—	—	1,411	121,955
Ending balance—issued	$1.5	$1.5	$1.5	151,567,406	151,073,244	150,028,289
Treasury Stock—Common Shares
Beginning balance	$(33.2)	$(0.1)	$(1.6)	(1,650,117)	(5,848)	(117,001)
Repurchases	(222.3)	(80.3)	(28.8)	(10,736,450)	(4,012,400)	(1,844,100)
Exercises of stock options	108.3	44.5	26.3	5,389,255	2,246,762	1,684,502
Restricted stock awards, net	(1.8)	(1.5)	—	(94,467)	(87,706)	2,943
Employee stock purchase plans	4.9	4.2	4.0	243,377	209,075	267,808
Ending balance—treasury	$(144.1)	$(33.2)	$(0.1)	(6,848,402)	(1,650,117)	(5,848)
Common Shares Outstanding				144,719,004	149,423,127	150,022,441
Additional Paid-In Capital
Beginning balance	$936.6	$925.2	$906.3
Exercises of stock options	(20.0)	2.5	10.7
Tax benefit from stock options	11.7	6.1	5.6
Restricted stock awards, net	3.7	3.5	1.3
Employee stock purchase plans	(1.0)	(0.7)	1.3
Ending balance	$931.0	$936.6	$925.2
				Comprehensive Income
				2005	2004	2003
Retained Earnings
Beginning balance	$565.5	$528.6	$429.8
Net earnings	127.9	36.9	98.8	$127.9	$36.9	$98.8
Ending balance	$693.4	$565.5	$528.6
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$44.1	$21.2	$(8.5)
Rate changes, net	4.8	22.9	29.7	4.8	22.9	29.7
Ending balance	$48.9	$44.1	$21.2
Unrealized gain (loss) on customer funds
Beginning balance	$18.5	$—	$—
Change in unrealized gain (loss), net of income taxes of $(10.5), $10.6 and $0.0	(18.3)	18.9	—	(18.3)	18.9	—
Less realized net (gain) loss, net of income taxes of $(0.6), $(0.3) and $0.0	(1.1)	(0.4)	—	(1.1)	(0.4)	—
Ending balance	$(0.9)	$18.5	$—
Unrealized gain (loss) on marketable securities
Beginning balance	$3.6	$3.9	$1.0
Change in unrealized gain (loss), net of income taxes of $1.3, $1.5 and $3.2	2.3	2.4	4.9	2.3	2.4	4.9
Less realized net (gain) loss, net of income taxes of $(1.6), $(1.7) and $(1.4)	(2.7)	(2.7)	(2.0)	(2.7)	(2.7)	(2.0)
Ending balance	$3.2	$3.6	$3.9
Pension liability adjustment
Beginning balance	$(240.9)	$(235.1)	$(226.2)
Pension liability change, net of income taxes of $0.4, $2.7 and $5.0 (Note I)	(0.3)	(5.8)	(8.9)	(0.3)	(5.8)	(8.9)
Ending balance	$(241.2)	$(240.9)	$(235.1)
Total ending balance	$(190.0)	$(174.7)	$(210.0)
Total Stockholders’ Equity	$1,291.8	$1,295.7	$1,245.2
Total Comprehensive Income				$112.6	$72.2	$122.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net earnings	$127.9	$36.9	$98.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(11.4)	(19.8)	34.2
Depreciation and amortization	85.3	124.7	79.3
Provision for doubtful accounts	11.2	9.7	11.2
Net periodic pension costs	11.6	6.0	7.6
Asset write-downs	9.1	3.6	—
Unrealized (gain) loss on derivative instruments	7.0	28.0	15.7
Gain on sale of marketable securities	(4.3)	(4.5)	(3.4)
SourceWeb exit costs, net	—	28.5	—
Contribution to retirement plan trusts	—	—	(105.5)
Other	5.5	0.1	(0.6)
Decrease (increase) in trade and other receivables	(91.7)	(42.4)	(48.1)
Increase (decrease) in accounts payable	6.5	22.6	2.5
Increase (decrease) in drafts and settlements payable	79.3	39.7	(7.1)
Increase (decrease) in deferred income	25.5	22.4	16.5
Increase (decrease) in employee compensation and benefits	10.1	0.9	(6.0)
Increase (decrease) in accrued taxes	13.2	7.0	(24.9)
Increase (decrease) in other current assets and liabilities	0.8	(10.9)	(13.6)
Net cash provided by operating activities	285.6	252.5	56.6
Cash Flows from Investing Activities
Expended for property, plant and equipment	(31.4)	(32.9)	(30.5)
Expended for software and development costs	(32.8)	(32.9)	(27.0)
Proceeds from sales of businesses and assets	31.5	17.1	24.8
Expended for acquisitions of investments and businesses, less cash acquired	(10.4)	(19.3)	(1.7)
Net cash used for investing activities	(43.1)	(68.0)	(34.4)
Cash Flows from Financing Activities
Revolving credit facilities and overdrafts, net	11.5	(59.6)	(49.6)
Repayment of other debt and long-term obligations	(11.2)	(4.1)	(1.4)
Repurchase of common stock	(222.3)	(80.3)	(28.8)
Proceeds from stock option exercises and stock sales	92.2	50.5	42.3
Net cash used for financing activities	(129.8)	(93.5)	(37.5)
Effect of Exchange Rate Changes on Cash	2.2	5.5	5.2
Net Cash Flows Provided (Used)	114.9	96.5	(10.1)
Cash and equivalents at beginning of year	220.7	124.2	134.3
Cash and equivalents at end of year	$335.6	$220.7	$124.2

	Years Ended December 31,
	2005	2004	2003
Interest and Income Taxes Paid (Refunded)
Interest paid	$6.3	$4.5	$4.7
Income taxes paid	$56.9	$33.2	$47.4
Income taxes refunded	$(7.0)	$(17.1)	$(1.1)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2005)
(Dollars in millions, except per share data)

A.   ACCOUNTING POLICIES

General Nature of Our Business

Ceridian Corporation is an information services company principally in the human resource (“HR”), transportation and retail markets. Our human resource solutions business enables customers to outsource a broad range of employment processes, from recruitment and applicant screening, to payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, to post-employment health insurance portability compliance, and retirement plan administration. We have human resource solutions operations primarily in the United States, Canada and the United Kingdom. Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards. Our products and services and business segments are more fully described in Note M, “Segment Data.”

Basis of Consolidation

We include in our consolidated financial statements the subsidiaries and investments in which we have a majority interest. We also include in our consolidated financial statements grantor trusts that hold funds provided by our human resource solutions business (which we refer to in this report as “HRS”) payroll processing, tax filing and other HR services (“Payroll and Tax Services”) customers pending remittance to employees of those customers or tax authorities in the United States and Canada. The customer funds held in trust and customer deposits related to our Payroll and Tax Services and Comdata retail services businesses are separately identified as “customer funds” in our consolidated balance sheets. Further information on our accounting for these funds is provided in the section “Revenue Recognition” later in this Note A and in Note G, “Customer Funds.”

When we acquire between a 20% to 50% equity interest in another entity, we generally account for that investment under the equity method and record our share of its earnings or losses. During the reporting periods included in this report, we held no investments representing an equity interest between 20% and 50%. Our other investments may include debt or equity securities that may or may not be marketable securities. We discuss these other investments in the section entitled “Cash and Investments, including Derivatives” later in this Note A and in Note B, “Investing Activity.” We review our less-than-20%-owned investments to determine whether we exercise a degree of significant influence over their management that would require the application of the equity method.

All material intercompany transactions have been eliminated from our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” The principal effect of SFAS 123R will be to require the inclusion in our earnings of a compensation expense for equity grants that previously were only reported as a disclosure in a note to our consolidated financial statements. We have adopted SFAS 123R on January 1, 2006, using the modified prospective transition method. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity investments based on the fair value of the award on the grant date. That compensation expense must be recognized in the statement of operations over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the statement of operations for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. We currently estimate total stock-based compensation expense for 2006 will be approximately $0.08 per diluted share comprised of an estimate of $0.03 per diluted share for restricted stock expense and $0.05 per diluted share for stock option expense.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” that became effective for transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” that replaces Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes.” The new standard generally requires retrospective treatment (restatement of comparable prior period information) rather than a cumulative effect adjustment for the effect of a change in accounting principle or method of application. We have adopted this standard effective January 1, 2006.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” The new standard is effective for years beginning after September 15, 2006 and is not expected to have a material effect on our results of operations or financial position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; determination of the allowance for doubtful accounts and reserve for sales adjustment; and the resolution of tax matters. Further discussion on these estimates can be found in related disclosures elsewhere in our Notes.

Changes in Presentation

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications had no effect on reported consolidated net earnings.

Cash and Investments, including Derivatives

We classify investments that are readily convertible to cash within three months of purchase as cash equivalents in our consolidated balance sheets and report those amounts at amortized cost (which approximates fair value). We account for our investments in marketable securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments other than marketable securities or derivative instruments under APB 18, “The Equity Method of Accounting for Investments in Common Stock.” Our investments of customer funds in marketable securities were classified as held-to-maturity, and carried at amortized cost until May 2004, when we reclassified these investments as “available for sale.” Customer funds and other investments in marketable equity or debt securities are classified as available-for-sale and reported in the balance sheet at fair value, with changes in fair value reported in accumulated other comprehensive income as further discussed in Note B, “Investing Activity.”

We account for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under SFAS 133. Derivatives that do not meet the SFAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the consolidated statements of operations as (gain) loss on derivative instruments. In those cases where the derivative meets the SFAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in stockholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. We enter into interest rate and fuel price derivative instruments for the purpose of economically hedging revenue risk and not for speculative activity. Our economic hedging activities may include the use of contracts such as swaps, collars, caps and floors, as economic hedges of variable income from investments of customer funds and corporate cash, in the case of interest rate derivatives, and, in the case of fuel price derivatives, from transportation revenue based on a percentage of the dollar value of the transaction processed. We further discuss derivative instruments in Note B, “Investing Activity.”

Concentrations

Cash deposits of client and corporate funds are maintained primarily in large credit-worthy financial institutions in the countries in which we operate. These deposits may exceed the amount of any deposit insurance that may be available through government agencies. All deliverable securities are held in custody with large credit-worthy financial institutions which bear the risk of custodial loss. Non-deliverable securities, primarily money market securities, are restricted to large, credit-worthy broker-dealers and financial institutions.

We currently provide work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense. Our contract with the U.S. Department of Defense will expire on March 31, 2006. We are currently negotiating a contract extension with the U.S. Department of Defense that would extend our relationship with them through approximately September 30, 2006. It is our understanding that the U.S. Department of Defense intends to issue a request for proposal to enter into a long-term contract with a provider to begin on or about October 1, 2006. We intend to respond to this request for proposal.

Trade and Other Receivables, Net

Trade and other receivables balances are shown on the consolidated balance sheets net of the allowance for doubtful accounts of $13.9 and $13.3 as of December 31, 2005 and 2004, respectively. Amounts recorded on the consolidated balance sheets approximate fair value.

Property, Plant and Equipment

Our property, plant and equipment assets are carried at cost and depreciated for financial statement purposes generally using the straight-line method at rates based on the estimated lives of the assets, which are generally as follows:

Buildings	40 years
Building improvements	5-15 years
Machinery and equipment	3-8 years
Computer equipment	3-6 years

We charge repairs and maintenance to expense as the costs are incurred. We include gains or losses on dispositions in other expense (income) when realized. Capitalized interest included in software and development costs were not material.

We review the carrying value of long-lived assets whenever events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. When the review indicates that the carrying value of the asset or group of assets representing the lowest level of identifiable cash flows exceeds the sum of the expected future cash flows (undiscounted and without interest charges), we determine the fair value of the impaired asset or asset group. If the fair value of the asset or asset group is less than the carrying value of the asset or asset group, we recognize an asset write-down charge against operations. The amount of the impairment loss is the amount by which the carrying value exceeds the fair value of the impaired asset or group of assets.

Goodwill and Other Intangibles

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition. Goodwill is not amortized against earnings but instead goodwill balances are subject to impairment review on at least an annual basis. The reporting units identified for this assessment are our U.S.-based HRS operations, the HRS operations of Ceridian Centrefile and Ceridian Canada and Comdata—Transportation and Comdata—Retail. After consideration of the factors prescribed in SFAS 142, “Goodwill and Other Intangible Assets,” that might indicate a risk of impairment, we found no indication of goodwill impairment at December 31, 2005, 2004 and 2003.

Our other intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. These costs are amortized on a straight-line basis generally over the following periods:

Customer lists and relationships	5-15 years
Technology	3-8 years
Non-compete agreements	2-5 years

We regularly review these recorded amounts and assess their recoverability along with our other long-lived asset groups. Our review considers factors such as whether the amortization of other intangible assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life. We discuss the results of current reviews in Note C, “Supplementary Data to the Statement of Operations.”

Software and Development Costs

Our software and development efforts are substantially for internal use. Under the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project which it deems probable of completion. Capitalized internal-use software costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. We charge research and development costs and other computer software maintenance costs related to software development to operations as incurred.

We generally amortize software development costs using the straight-line method over a range of two to five years, but not exceeding the expected life of the software.

We regularly review the carrying value of software and development costs in connection with our impairment analysis of other long-lived assets and recognize a loss when the value of estimated undiscounted net cash flow benefit related to the asset group falls below the unamortized cost, or when abandoned.

Receivables Securitization

We maintain a credit facility under which we sell Comdata receivables to third parties through a consolidated subsidiary of Comdata. The subsidiary is consolidated since Comdata owns 100% of the equity, the subsidiary’s activities are virtually all on Comdata’s behalf, and the substantive risks and rewards of the assets rest directly with Comdata. Additionally, the subsidiary has a unilateral right to reclaim all of the transferred assets. Therefore, we account for the outstanding advances as secured borrowings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and the sold receivables and borrowings remain on our consolidated balance sheets. We further explain our policy and the operation of this facility in Note F, “Financing.”

Revenue Recognition

We recognize revenue from the sale of our products and services when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Generally, we rely on a signed contract between us and the customer as the persuasive evidence of a sales arrangement. We address these and the other criteria for revenue recognition in the following discussion of types of revenue within our business.

HRS

Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our payroll processing, tax filing and other HR services (“Payroll and Tax Services”), benefit administration services (“Benefit Services”), work-life and employee assistance services (“LifeWorks”), and human resource outsourcing (“HRO”). This revenue is generated by service fees, income from investment of customer funds in lieu of additional fees, software maintenance and subscription fees.

Payroll and Tax Services.   Generally, service fees for HRS payroll processing are contracted on a per transaction basis and recognized as revenue when transaction services are provided and the amount is billable. We also recognize payroll services revenue from customer funds held temporarily pending remittance to the customers’ employees. These payroll deposits are primarily invested through grantor trusts. We derive and recognize investment income in lieu of additional fees as a component of revenue as earned.

Our tax filing services consist primarily of: (1) collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers; (2) remitting funds collected to the appropriate taxing authorities; (3) filing applicable returns; and (4) handling related regulatory correspondence and amendments for customers. Revenue from these tax filing services is billed and recognized as the services are provided, generally on a monthly basis. We hold our customers’ tax filing deposits for the period between collection and remittance of the funds to the applicable taxing authority. These tax filing deposits are invested through a grantor trust. We derive and recognize this investment income in lieu of additional fees as a component of revenue as earned.

Payroll processing and tax filing services are sold separately; accordingly, we have objective evidence of standalone value for most services. Separate sales also establish the fair value of many of the services sold in the event a customer contracts with us for multiple services. Where fair value cannot be established on the undelivered element, revenue (and the related direct costs of revenue) for the delivered elements are deferred and recognized ratably over the remaining repetitive processing period commencing upon completion of implementation consulting services.

Benefit Services.   We provide employee health and welfare benefits administration and qualified administration services to our customers. Employee health and welfare benefits administration services include health insurance portability compliance services related primarily to COBRA (Consolidated Omnibus Budget Reconciliation Act). Health and welfare benefits administration services also encompass benefits provided to active employees, such as (1) annual health plan enrollment, (2) ongoing employee enrollment and eligibility services, (3) tuition refund plans, (4) transportation reimbursement under the Transportation Equity Act, and (5) Internal Revenue Code Section 125 plans (Flexible Spending), which include fully administered and self-administered flexible spending accounts and premium-only plans.

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

Revenue for COBRA services is generally earned and recognized as the services are provided. Revenue associated with other health and welfare benefits administration and retirement planning services is generally recognized monthly based on the number of employees that receive or participate in the benefit.

Benefits administration services are sold separately; accordingly, we have objective evidence of standalone value for most services. Separate sales also establish the fair value of many of the services sold in the event a customer contracts with us for multiple services. Where fair value cannot be established on the undelivered element, revenue (and the related direct costs of revenue) for the delivered elements are deferred and recognized ratably over the remaining repetitive processing period commencing upon completion of implementation consulting services.

LifeWorks.   We provide work-life and employee assistance programs to our clients. LifeWorks are delivered through on-line access and telephonically, and through face-to-face counseling provided by referral resources. Contracted fees for these services are generally billed monthly or quarterly. Revenue is generally earned and recognized over the term of the contract based on the number of customer employees served and the level of service.

Human Resource Outsourcing.   We provide comprehensive human resource outsourcing solutions to our customers. HRO services can provide an entire suite of any of the HRS services outlined above, but to date typically involve: (1) conversion and implementation consulting services; (2) processing and hosting services related to payroll, tax filing services and benefit needs; and (3) administration of payroll or benefits functions.

HRO services are sold separately by us or by our competitors; accordingly, there is evidence of standalone value for the repetitive deliverables. In certain arrangements, a substantive stated renewal rate in the contract provides evidence of the fair value for the undelivered repetitive processing services. In those situations where a substantive stated renewal rate is included in the arrangement, the use of the residual method afforded by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” allows us to recognize revenue on the delivered elements, generally consisting of non-repetitive implementation services. Where fair value cannot be established on the undelivered element, revenue (and the related direct costs of revenue) for the delivered elements are deferred and recognized ratably over the remaining repetitive processing period commencing upon completion of implementation consulting services.

Non-Repetitive Business

We generate revenue from the sale and installation of software and data conversion services in our HRS businesses (including non-repetitive HRO services discussed above). These services may also include training and other consulting.

For our non-HRO business, the fees for these non-repetitive services are based upon published hourly rates that are considered competitive with other providers and are consistent with hourly rates billed for customization and consulting services performed by us on a standalone basis. Revenue from consulting services is non-refundable; is primarily determined on a time and materials basis; and is recognized over the installation and conversion period, generally one to four months.

Comdata

Transportation

Comdata’s funds transfer system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destinations. Drivers may use Comdata’s proprietary Comdata card to purchase fuel, lodging and other approved items, obtain cash advances from automated teller machines or through the use of Comchek drafts and make direct deposits of pay, settlements or trip advances to personal bank accounts. Revenue from funds transfer transactions is based on a per transaction fee that is based on either a fixed amount or a percentage of the face value of the transaction and is recognized when the transaction is processed.

In connection with its transportation services business, Comdata purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. This service allows trucking companies to receive payment on shipping invoices sooner. The non-refundable discount represents adequate compensation charged for servicing the receivables over a 30-day period. If the collection period extends beyond 30 days, a non-refundable additional fee is charged for each month of servicing. After 90 days, an uncollected receivable can be returned to the seller for its face value. Comdata recognizes revenue from the discounted fee in the month of the purchase and the additional fees for servicing as we become entitled to collect the fee.

Comdata also provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized at the time the equipment is received and accepted by the customer. Recurring service revenues for these activities are recognized as earned. Support and maintenance contracts are generally for 12 month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period. These products and services are all sold separately; accordingly, we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services.

Retail Services

Comdata sells stored value cards and provides subsequent activation, reporting and transaction processing services (“services”) through its wholly owned subsidiary Stored Value Systems, Inc. (referred to in this report as “SVS”). Customers may also choose to purchase cards alone, without a continuing obligation for services from SVS. SVS recognizes revenue for card sales without services upon shipment.

For card sales with future processing services, revenue on both the card sales and services are deferred and reported on the consolidated balance sheets as deferred income. Costs of the cards sold are deferred and reported on the consolidated balance sheets in other current assets. Costs associated with the services are recognized as incurred. The deferred income and deferred cost on the card sale are both recognized in earnings over the estimated life of the card, which includes the transaction processing period. The recognition period is 30 months, beginning upon activation of the card. The deferred income on the services where we charge a fee upon card activation for unlimited transactions is recognized in earnings over the 30 month period, beginning when the fee is assessed. The deferred income on the services where we charge a fee each time a transaction is processed is recognized in earnings over the same 30 month period, beginning when the fee is assessed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately seven months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed.

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

For Comdata, the principal types of costs included in cost of revenue that are recognized as incurred include customer service staff costs, banking fees and telecommunications costs. The principal Comdata cost of revenue that is recognized when the product is delivered is the cost of equipment sold to customers. The principal Comdata costs of revenue that are recognized over the period of use include depreciation and amortization of tangible and software assets, and rentals of facilities and equipment. The purchase cost of retail card stock is deferred and recognized in proportion to and over the same period as the related revenue.

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

We include in (gain) loss on derivative instruments the change in the fair value of derivative instruments designated as economic hedges, which are derivatives that do not meet the SFAS 133 criteria for hedge accounting treatment. We do not enter into derivative instruments for speculative purposes. The effective portion of changes in the fair value of derivative contracts that meets the SFAS 133 hedge accounting requirements is reported in accumulated other comprehensive income. As of December 31, 2005, we do not have any derivative contracts that meet the SFAS 133 hedge accounting requirements. We discuss our policy on derivative instruments earlier in this Note A under the caption “Cash and Investments, including Derivatives.”

Other Expense (Income)

We include in other expense (income) the results of transactions that are not appropriately classified in another costs and expenses category and that generally are not recurring. Those transactions might relate to litigation and contract settlements, currency exchange, asset sales, exit activities, and impairment of asset values (asset write-downs).

Operating Leases

We conduct substantially all of our operations in leased facilities. We recognize rent holidays, including the time period during which we have access to the property for construction of improvements, as well as construction allowances and escalating rent provisions on a straight-line basis over the term of the lease.

Stock-Based Compensation

We account for stock-based compensation under the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees” and related interpretations. Therefore, we generally do not record compensation expense with respect to grants to employees or directors under our fixed stock option plans, since the exercise price is set at the market price on the date of grant. Compensation expense for our outstanding restricted stock awards, none of which are performance-based, is recognized by charging the fair value of the award at the time of grant to operations ratably over the vesting period. We also report under the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” The following table illustrates the pro forma effect on net income and earnings per share as if we had applied the fair value recognition provision of SFAS 123 to stock-based compensation:

	Years Ended December 31,
Pro Forma Effect of Fair Value Accounting	2005	2004	2003
Net earnings as reported	$127.9	$36.9	$98.8
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.5	1.5	0.8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(10.9)	(14.3)	(15.6)
Pro forma net earnings	$118.5	$24.1	$84.0
Basic earnings per share as reported	$0.87	$0.25	$0.66
Pro forma basic earnings per share	$0.81	$0.16	$0.57
Diluted earnings per share as reported	$0.86	$0.24	$0.66
Pro forma diluted earnings per share	$0.80	$0.16	$0.56

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
Weighted-Average Assumptions	2005	2004	2003
Expected lives in years	3.90	3.90	3.93
Expected volatility	35.4	38.7	43.3
Expected dividend rate	—	—	—
Risk-free interest rate	4.1	2.6	2.3

Weighted Average Fair Values	2005		2004		2003
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Stock options granted	3,467,235	$6.01	3,291,708	$6.83	3,906,790	$5.41

Additional information related to our stock option plans is detailed in Note J, “Stock-Based Compensation Plans”.

Income Taxes

We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding realization of these assets exist.

Earnings Per Share

Basic earnings per share represents earnings divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. Our other potentially dilutive securities include “in the money” fixed stock options outstanding. The numbers of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds plus related tax benefits to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of our other potentially dilutive securities (because the exercise price exceeded the average market price for the year) were 5,665,289, 6,455,760 and 9,051,000 at December 31, 2005, 2004 and 2003, respectively.

Translation of Foreign Currencies

We have determined that local currencies serve as functional currencies for our international operations. We translate foreign currency balance sheets at the end-of-period exchange rates and foreign currency statements of operations at the weighted average exchange rates for each period. We report the effect of changes in the U.S. dollar carrying values of assets and liabilities of our international operations that are due to changes in exchange rates between the U.S. dollar and their functional currency as “foreign currency translation” in “accumulated other comprehensive income” in the accompanying consolidated statements of stockholders’ equity and comprehensive income. Gains and losses from transactions and translation of assets and liabilities denominated in currencies other than the functional currency of the international operation are recorded in results of operations as “other expense (income).”

B.   INVESTING ACTIVITY

Derivative Instruments

Interest Rate

During the three-year period ended December 31, 2005, we maintained interest rate derivative instruments for the purpose of mitigating interest rate risk on customer funds. The counterparties to these arrangements were commercial banks with debt ratings of A or better. These arrangements, which did not require collateral, required the banks to pay us the amount by which a one-month LIBOR index of short-term interest rates fell below a specified floor strike level. Alternatively, when this index exceeded a specified cap strike level, we paid out to the banks the excess above the cap strike level.

As of December 31, 2005, we held no such instruments. On February 4, 2005, we disposed of our interest rate derivative instruments for cash proceeds of $21.0 which represented the fair market value of the contracts on the disposal date. From December 31, 2004 to the disposal date, we received $3.5 in cash for settlements on these derivative instruments. The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005. No interest rate derivative instruments were subsequently entered into during 2005.

At December 31, 2004, we held interest rate derivative instruments with an aggregate notional amount of $800.0. These interest rate derivative instruments had remaining terms of 6 to 35 months, floor strike levels ranging from 3.85% to 6.00% (averaging 4.99%) and cap strike levels ranging from 3.85% to 7.08% (averaging 5.69%). These derivative instruments did not qualify for hedge accounting treatment so cash settlements and changes in fair value were included in results of operations as “(gain) loss on derivative instruments.” The fair market value of our interest rate derivative instruments was $26.8 at December 31, 2004.

Fuel Price

The revenue and net income of Comdata’s transportation services business is exposed to variability based on changes in fuel (both diesel fuel and gasoline) prices. For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue. Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $1.8, absent the effect of any diesel fuel price derivative instruments. In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.8, absent the effect of any gasoline price derivative instruments.

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price. During 2004, we entered into a diesel fuel price derivative instruments covering approximately 66% of our total risk for the period July 1, 2004 through December 31, 2004 with a strike price of $1.51 per gallon. For 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of diesel fuel price derivative instruments with similar terms and an average strike price of $1.92 per gallon. During 2005, there were payments of $8.2 to counterparties as well as an unrealized loss of $1.1, resulting in a $9.3 net loss reported in (gain) loss on derivative instruments on our consolidated statement of operations. During 2004, there were payments of $2.2 to counterparties as well as an unrealized gain of $0.8, resulting in a $1.4 net loss reported in (gain) loss on derivative instruments on our consolidated statement of operations. Our diesel fuel price derivative instruments are carried at fair market value and were reported as an asset of $0.5 and a liability of $0.8 recorded in other noncurrent liabilities at December 31, 2005.

We continuously monitor fuel price volatility and the cost of derivative instruments. In October 2005, we entered into a diesel fuel price derivative instrument with a strike price of $2.61 per gallon on approximately 20% of our estimated diesel fuel price exposure effective from January 1 until December 31, 2006. In January 2006, we entered into additional diesel fuel price derivative instruments bringing the total risk covered in 2006 to 80% of our anticipated diesel fuel price related earnings exposure with an average strike price of $2.55 per gallon effective until December 31, 2006. We expect to carry these diesel fuel price derivative instruments at fair market value for 2006.

Investments and Acquisitions of Businesses

At December 31, 2005 and 2004, we held the following publicly-held investments that were accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” as “available for sale,” and privately-held investments that were accounted for on a cost basis:

Investment		December 31, 2005		December 31, 2004
	Holding	Amount	% Owned	Amount	% Owned
The Ultimate Software Group, Inc. (“Ultimate”)	Public	$6.5	under 5%	$7.7	under 5%
U.S.I. Holdings Corporation (“USIH”)	Public	—	—	2.3	under 5%
Priority Transportation	Private	2.5	under 5%	2.5	under 5%
iSarla, Inc.	Private	1.6	19.9%	1.6	19.9%
ProfitPoint, Inc.	Private	1.5	17.5%	1.5	17.5%
SASH Management, LLC	Private	0.6	19.9%	0.6	19.9%
Other	Private	0.2		0.2
Total Investments		$12.9		$16.4

Publicly held investments

At December 31, 2005, we held 340,922 shares of Ultimate common stock. During 2005, we sold 290,789 shares of Ultimate common stock for proceeds of $4.8 and a net gain of $3.6. During December 2005, we paid $0.3 to exercise a warrant for 75,000 shares of Ultimate common stock. Also during December 2005, we sold all the remaining 199,311 shares of USIH common stock for proceeds of $2.7 and a net gain of $0.7. Gains and losses on sales of marketable securities are reported in other expense (income) in our consolidated statements of operations.

At December 31, 2004, we held 556,711 shares of Ultimate common stock and a warrant to purchase an additional 75,000 Ultimate common shares at a price of $4.00 per share. In 2004, we sold 193,289 shares of Ultimate common stock for $2.4 and a net gain of $1.6. In addition, we held 199,311 shares of common stock of USIH at December 31, 2004. In 2004, we sold 582,758 shares of common stock of USIH for $8.7 and a net gain of $2.9.

The Ultimate and USIH securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income. The cost and fair values of securities available for sale at December 31, 2005 and 2004 were as follows:

	Cost	Gross Unrealized Gains	Fair Value
At December 31, 2005
Ultimate	$1.4	$5.1	$6.5
At December 31, 2004
Ultimate	$2.3	$5.4	$7.7
USIH	2.0	0.3	2.3
Total at December 31, 2004	$4.3	$5.7	$10.0

Acquisitions of businesses, including privately held investments

In the first quarter of 2005, Comdata acquired Tranvia, Inc. (“Tranvia”), a merchant processor for credit, debit, prepaid and e-commerce activities, for $8.2, and recorded goodwill of $5.1, other intangible assets totaling $3.4 and net liabilities of $0.3. The results of operations for Tranvia have been included in our consolidated reports of operations since the date of acquisition. During 2005, we also paid out $1.8 in payments related to agreements on prior acquisitions.

In April 2004, we paid $11.0 for the acquisition of Recruiting Solutions International, Inc., a provider of web-based recruiting products. This acquisition resulted in the recording of $10.1 of goodwill and intangible assets. We also paid $0.9 for a customer base for COBRA services from a major insurance company near the end of the first quarter of 2004. In July 2004, we paid net cash of $0.7 to acquire ITS Information Technology Systems Ltd., a leading provider of HR software solutions in Ireland, and $1.5 for a minority interest in ProfitPoint, Inc., a loyalty and gift card business. During October 2004, we paid $4.1 to acquire Datamark Technologies, Inc., a provider of stored value and customer loyalty programs. During December 2004, we paid $1.1 for certain customer relationships from Stone Partners, Inc. These acquisitions were all for the benefit of our HRS business segment except for Datamark Technologies, Inc. and ProfitPoint, Inc. which were for the benefit of Comdata.

Pro forma financial information relating to these acquisitions has not been presented because the impact of these acquisitions is not material.

C.   Supplementary Data to Statements of Operations

	Years Ended December 31,
Other Expense (Income)	2005	2004	2003
Asset write-downs	$9.1	$3.6	$—
Foreign currency translation expense (income)	0.2	(0.8)	(0.2)
Gain on sale of assets	(0.5)	(0.6)	(1.6)
Gain on sale of marketable securities	(4.3)	(4.5)	(3.4)
SourceWeb exit costs, net of recoveries	—	28.5	—
Other expense	—	0.3	2.7
Total	$4.5	$26.5	$(2.5)

Asset write-downs

During 2005, we had asset write-downs of $9.1, of which $7.8 was due to abandonment of software projects. During 2004, we had asset write-downs of $3.6, of which $3.2 was due to abandonment of software projects.

SourceWeb exit costs, net of recoveries

SourceWeb was a payroll platform within the small business division of our HRS business segment. On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. (“RSM”) for $4.0 pursuant to the terms and conditions of an Asset Purchase Agreement. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $9.1 pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds. The impaired assets primarily consisted of a purchased software license from Ultimate and capitalized software development costs. In addition to this asset impairment, we also recorded a $19.4 pre-tax loss on disposal which comprised the fair value of the future minimum royalty obligations to Ultimate of $19.2 and $0.2 of employee severance costs.

D.   TRADE AND OTHER RECEIVABLES, NET

	December 31,
	2005	2004
Trade receivables from customers	$585.5	$508.0
Interest receivable from invested customer funds	20.7	17.5
Other	7.8	1.5
Total gross receivables	614.0	527.0
Less: long-term portion of trade receivables	(0.4)	(1.0)
Less: long-term portion of interest receivable from invested customer funds	(6.7)	—
Less: allowance for doubtful accounts	(13.9)	(13.3)
Less: reserve for sales adjustment	(8.2)	(7.0)
Trade and other receivables, net	$584.8	$505.7

A portion of the trade receivables serve as collateral under the Comdata receivables securitization facility discussed in Note F, “Financing.” The aggregate amount serving as collateral under this facility amounted to $230.2 and $191.9 at December 31, 2005 and 2004, respectively. The long-term portion of trade receivables is included in other noncurrent assets on our consolidated balance sheets. The carrying value of trade and other receivables, net approximates fair value.

The interest earnings on invested customer funds is included in revenue as discussed in Note G, “Customer Funds.”

Allowance for Doubtful Accounts	Years Ended December 31,
	2005	2004	2003
Balance at beginning of year	$13.3	$15.4	$18.4
Provision for doubtful accounts	11.2	9.7	11.2
Charge-offs, net of recoveries	(10.6)	(11.8)	(14.2)
Balance at end of year	$13.9	$13.3	$15.4

E.   CAPITAL ASSETS

	December 31,
Capital Assets	2005	2004
Property, Plant and Equipment
Land	$3.0	$10.2
Machinery and equipment (accumulated depreciation of $200.8 and $214.7)	264.8	288.6
Buildings and improvements (accumulated depreciation of $44.3 and $44.7)	98.8	101.5
Total property, plant and equipment	366.6	400.3
Accumulated depreciation	(245.1)	(259.4)
Property, plant and equipment, net	$121.5	$140.9
Goodwill, net of amortization
At beginning of year	$931.8	$918.6
Acquisitions in the current period (Note B)	5.2	7.6
Translation and other adjustments	(0.5)	5.6
At end of year	$936.5	$931.8
Tax-deductible goodwill at end of year	$274.1	$270.1
Other Intangible Assets
Customer lists and relationships (accumulated amortization of $34.1 and $29.0)	$56.1	$54.0
Trademarks (accumulated amortization of $0.7 and $50.5)	0.9	51.1
Technology (accumulated amortization of $51.3 and $76.0)	62.3	89.8
Non-compete agreements (accumulated amortization of $7.9 and $7.8)	10.3	12.0
Total other intangible assets	129.6	206.9
Accumulated amortization	(94.0)	(163.3)
Other intangible assets, net	$35.6	$43.6
Software and Development Costs
Purchased software (accumulated amortization of $47.2 and $44.2)	$69.3	$67.5
Internally development software costs (accumulated amortization of $60.1 and $48.5)	109.8	100.9
Total software and development costs	179.1	168.4
Accumulated amortization	(107.3)	(92.7)
Software and development costs, net	$71.8	$75.7

	Years Ended December 31,
Depreciation and Amortization	2005	2004	2003
Depreciation of property, plant and equipment	$41.4	$42.3	$43.1
Amortization of other intangible assets	15.2	56.9	15.1
Amortization of software and development costs	28.7	25.5	21.1
Total	$85.3	$124.7	$79.3

In 2004, the CobraServ trademark that was capitalized as part of our 1999 acquisition of Benefit Services was phased out of operation. As part of this abandonment, we accelerated the amortization of the remaining net book value of $42.6 throughout 2004 and removed both the asset and the related accumulated amortization in 2005.

The weighted average remaining useful life of the other intangible assets is 2 years (3 years for customer lists and relationships, less than one year for trademarks, 2 years for technology and 1 year for non-compete agreements). We estimate that amortization of other intangible assets held at December 31, 2005 will be $11.7 for 2006, $10.8 for 2007, $5.6 for 2008, $3.9 for 2009, and $1.5 for 2010.

F.   FINANCING

Debt and Capital Lease Obligations

The table below presents our debt and capital lease obligations, followed by a discussion of each of these obligations.

	December 31,
Debt and Capital Lease Obligations	2005	2004
Ceridian revolving credit facility	$40.6	$—
Comdata receivable securitization facility	55.0	75.0
Ceridian Centrefile overdraft facility	—	9.0
Total revolving credit facilities and overdrafts	95.6	84.0
Capital lease obligations	10.9	16.7
Total debt and capital lease obligations	106.5	100.7
Less short-term debt and current portions of long-term debt and capital lease obligations	25.5	14.9
Long-term obligations, less current portions	$81.0	$85.8

Revolving Credit Facility

On November 18, 2005, we entered into a five-year, $250.0 revolving credit agreement (“2005 Revolving Credit Facility”) and terminated the existing revolving credit agreement dated January 31, 2001. The 2005 Revolving Credit Facility provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors, to up to $400.0) for a combination of advances and letters of credit until November 18, 2010. The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (3.89% at December 31, 2005). This facility includes a $25.0 sublimit for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”) and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. Advances under the 2005 Revolving Credit Facility are unsecured. The amount outstanding under the 2005 Revolving Credit Facility was $40.6 along with $2.8 of letters of credit at December 31, 2005. As of December 31, 2005, we had unused borrowing capacity under the 2005 Revolving Credit Facility amounting to $206.6 of which we have designated $55.0 as backup for the amount outstanding at that date under the Comdata receivables securitization facility. The terms of the 2005 Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. There is no requirement under the terms of the 2005 Revolving Credit Facility agreement to make any principal payments until the agreement expires on November 18, 2010.

In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowings under the 2005 Revolving Credit Facility as of December 31, 2005 was $40.6. We have classified $20.7 to current based on management’s intent to repay this amount during 2006. The carrying amount approximates fair value. As of December 31, 2005, we utilized $2.8 of the 2005 Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $206.6, of which we have designated $55.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2002, Comdata entered into a $150.0 receivables securitization facility (the “Comdata Credit Facility”) with a three-year term involving certain of its trade receivables (the “Receivables”). In June 2005, this facility was amended to extend the maturity date to June 15, 2008. The Comdata Credit Facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility and consists of two steps.

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

CFC may increase or decrease its use of the Comdata Credit Facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 4.26% at December 31, 2005), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.20% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.20% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

The amount outstanding under the Comdata Credit Facility at December 31, 2005 and 2004 was $55.0 and $75.0, respectively. The carrying amount approximates fair value. The aggregate amount of Receivables serving as collateral amounted to $230.2 and $191.9 at December 31, 2005 and 2004, respectively. The amount outstanding is accounted for as long-term debt and the Receivables remain on our consolidated balance sheet, even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC.

Other Debt Financing

At December 31, 2005 and 2004, Ceridian Centrefile maintained two overdraft facilities totaling £7.5 million. There were no amounts outstanding as of December 31, 2005. The balance outstanding as of

December 31, 2004 was £4.7 million ($9.0). The overdraft facility in the amount of £6.5 million is in the process of being renewed.

In addition to the Canadian subfacility, Ceridian Canada had available at December 31, 2005 and 2004 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and guarantees that is renewed annually by the granting bank. The amounts of letters of credit outstanding under this facility were CDN $4.1 million ($3.5) at December 31, 2005 and CDN $1.0 million ($0.7) at December 31, 2004.

Capital Lease Obligations

During 2003, we entered into two leasing agreements with different lessors related to data storage technology. One arrangement involved the sale and leaseback of storage equipment acquired by us. We received $6.3 in cash proceeds from the sale of the equipment, which is reported as an investing cash inflow. We accounted for the leaseback of this equipment, which has a 3-year term commencing on May 1, 2003 and a negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment at $6.5, net of a deferred gain, and the related capital lease obligation in long-term debt at $6.9 with no effect on cash flows. The carrying value of the capital lease asset is being amortized on a straight line basis over the term of the lease.

The other leasing arrangement involved the replacement of data storage equipment we owned or leased. Under this arrangement, we received $5.8 as cash proceeds from the sale of owned equipment at its carrying value, which is reported as an investing cash inflow. We accounted for the lease of new storage equipment, which has a 5-year term commencing on June 1, 2003 and negligible residual value, as a capital lease. We recorded the capital lease asset in machinery and equipment at $13.4, net of a deferred gain, and the capital lease obligation in long-term debt at $15.3 with no effect on cash flows. The lease allows us access to increased levels of data storage capacity at months 10 and 22 according to a contractual schedule that correlates additional capacity with the lease payment schedule.

Equity Activities

On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. During 2005, we repurchased 10,736,450 shares of our common stock for $222.3 on the open market at an average net price of $20.71 per share. We also repurchased 4,012,400 shares of our common stock during 2004 for $80.3 on the open market at an average net price of $20.01. The total remaining authorization under the repurchase program was 15,614,050 shares as of December 31, 2005. The repurchase program has no set expiration or termination date. We generally use our treasury stock to address our obligations under our stock compensation plans.

G.   CUSTOMER FUNDS

In connection with our U.S. and Canadian Payroll and Tax Services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. In connection with our Benefit Services operation, we receive funds on behalf of our customers for remittances to employees, insurance providers and others. Comdata also holds non-interest bearing funds in a trust for its eCash customers.

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

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $105.5, $75.6 and $62.2 for the years ended December 31, 2005, 2004 and 2003, respectively. Investment income includes realized gains and losses from sales of customer funds investments. We further discuss our accounting for this investment income in the section entitled “Revenue Recognition” of Note A, “Accounting Policies.”

The amortized cost and fair values of investments of customer funds available for sale at December 31, 2005 and 2004 were as follows:

	Amortized	Gross Unrealized
Investments of Customer Funds at December 31, 2005	Cost	Gain	Loss	Fair Value
Money market securities and other cash equivalents	$2,705.1	$—	$—	$2,705.1
Available for sale investments:
U.S. government and agency securities	905.9	1.4	(11.9)	895.4
Canadian and provincial government securities	381.2	9.6	(0.2)	390.6
Corporate debt securities	248.0	1.2	(2.1)	247.1
Asset-backed securities	63.1	0.6	(0.2)	63.5
Mortgage-backed and other securities	29.8	0.1	(0.2)	29.7
Total available for sale investments	1,628.0	12.9	(14.6)	1,626.3
Invested customer funds	4,333.1	$12.9	$(14.6)	4,331.4
Trust receivables	9.8			9.8
Total customer funds	$4,342.9			$4,341.2

	Amortized	Gross Unrealized
Investments of Customer Funds at December 31, 2004	Cost	Gain	Loss	Fair Value
Money market securities and other cash equivalents	$2,619.4	$—	$—	$2,619.4
Available for sale investments:
U.S. government and agency securities	750.4	8.8	(0.5)	758.7
Canadian and provincial government securities	323.0	14.0	—	337.0
Corporate debt securities	243.1	5.3	(0.6)	247.8
Asset-backed securities	77.7	1.4	(0.3)	78.8
Mortgage-backed and other securities	40.0	0.8	(0.1)	40.7
Total available for sale investments	1,434.2	30.3	(1.5)	1,463.0
Invested customer funds	4,053.6	$30.3	$(1.5 (1.5)	4,082.4
Trust receivables	13.6			13.6
Total customer funds	$4,067.2			$4,096.0

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(11.2)	$718.5	$(0.7)	$25.4	$(11.9)	$743.9
Canadian and provincial government securities	(0.2)	32.5	—	—	(0.2)	32.5
Corporate debt securities	(0.8)	64.3	(1.3)	39.3	(2.1)	103.6
Asset-backed securities	(0.1)	2.2	(0.1)	13.2	(0.2)	15.4
Mortgage-backed and other securities	(0.1)	16.2	(0.1)	1.5	(0.2)	17.7
Total available for sale investments	$(12.4)	$833.7	$(2.2)	$79.4	$(14.6)	$913.1

Management does not believe any individual unrealized losses as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at December 31, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
Investments of Customer Funds by Maturity Date	Cost	Fair Value
Due in one year or less	$2,843.8	$2,844.0
Due in one to three years	486.0	484.1
Due in three to five years	498.1	492.3
Due after five years	505.2	511.0
Total	$4,333.1	$4,331.4

Total proceeds and gross realized gains and losses from the sale of investment securities available for sale, including calls of securities resulting in a gain or loss, for each of the three years ended December 31 were:

	2005	2004	2003
Proceeds	$130.6	$104.3	$36.2
Gross gains	$1.7	$3.2	$0.6
Gross losses	$—	$(3.1)	$—

H.   INCOME TAXES

In 2005, we favorably settled a tax matter that resulted in a $13.0 reduction in tax expense. We also repatriated $130.3 of earnings from Ceridian Canada pursuant to the American Jobs Creation Act of 2004 resulting in an additional tax expense of $5.2. In addition, a former affiliate settled an audit that resolved our potential tax obligations from a previous spin-off transaction resulting in a reduction of our tax expense by $5.9. Finally, the expiration of the statue of limitations and other adjustments to our tax contingent liabilities resulted in a $6.2 reduction in our tax expense. We consider our tax accruals adequate to cover any U.S. and international tax deficiencies not recoverable through deductions in future years.

The income tax expense for 2004 was lower primarily due to lower earnings. We also provided additional tax expense of $12.3 for a proposed tax adjustment on international earnings. We reduced tax expense by $16.3 related to tax settlements and $7.0 related to a valuation allowance realization.

	Years Ended December 31,
Components of Earnings and Taxes from Operations	2005	2004	2003
Earnings Before Income Taxes
U.S.	$141.2	$9.1	$121.6
International	32.6	32.1	28.6
Total	$173.8	$41.2	$150.2
Income Tax Provision
Current
U.S.	$39.4	$25.9	$4.8
State and local	2.4	(10.8)	(0.1)
International	15.5	9.0	12.5
	57.3	24.1	17.2
Deferred
U.S.	(10.9)	(21.9)	35.7
State and local	(0.9)	(1.9)	2.1
International	0.4	4.0	(3.6)
	(11.4)	(19.8)	34.2
Total	$45.9	$4.3	$51.4

	Years Ended December 31,
Effective Rate Reconciliation	2005	2004	2003
U.S. statutory rate	35%	35%	35%
Income tax provision at U.S. statutory rate	$60.8	$14.4	$52.6
Tax on international earnings	(13.0)	12.3	—
Tax settlements	(6.2)	(16.3)	(3.9)
Tax sharing agreement settlements	(5.9)	—	—
Valuation allowance change	0.6	(7.0)	—
Meals and entertainment	1.0	1.0	0.8
State income taxes, net of federal benefit and valuation allowance	3.5	1.0	1.2
Foreign earnings repatriation	5.2	—	—
Other	(0.1)	(1.1)	0.7
Income tax provision	$45.9	$4.3	$51.4

Tax Effect of Items That Comprise a Significant Portion of the	December 31,
Net Deferred Tax Asset and Deferred Tax Liability	2005	2004
Deferred Tax Asset
Employment related accruals	$93.1	$87.1
Accrued liabilities	16.6	21.2
Net operating loss carryforwards	23.9	18.7
Total gross deferred tax asset	133.6	127.0
Valuation allowance	(19.4)	(15.1)
Total deferred tax asset	114.2	111.9
Deferred Tax Liability
Intangibles	(51.9)	(65.2)
Other	(19.0)	(25.3)
Total deferred tax liability	(70.9)	(90.5)
Net deferred tax asset	$43.3	$21.4
Net Deferred Tax by Geography
United States	$68.1	$48.3
International	(24.8)	(26.9)
Total	$43.3	$21.4

At December 31, 2005, we had total net operating loss carryforwards of approximately $248.5. Amounts available to reduce future taxable income include $9.4 of U.S. federal net operating loss carryforwards, $230.6 of U.S. state net operating loss carryforwards, and $8.5 of international net operating loss carryforwards. If unused, these carryforwards will expire between 2006 and 2025.

We have recorded valuation allowances related to certain state and international net operating losses because it is considered more likely than not that these benefits will not be realized. The valuation allowance increased $4.3 from 2004 to 2005. At December 31, 2005, the valuation allowance relating to state tax operating loss carryforwards was approximately $17.9 and the allowance related to international operating loss carryforwards was approximately $1.5. We believe that the remainder of our deferred tax asset is realizable.

We consider earnings from international subsidiaries to be indefinitely reinvested and accordingly, we do not provide U.S. income taxes or withholding taxes on these earnings. At December 31, 2005, due to the distribution of earnings under the American Jobs Creation Act of 2004, we do not have any undistributed earnings from our international subsidiaries.

I.   RETIREMENT PLANS

Pension Benefits

We provide retirement income benefits to our employees through a combination of defined benefit and defined contribution plans. Our principal pension plan is a contributory (salary reduction) defined benefit plan for U.S. employees that closed to new participants on January 2, 1995. Assets of this plan are held in an irrevocable trust, do not include any Ceridian securities and consist principally of equity securities, U.S. government securities, and other fixed income obligations. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees are required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 94% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of an independent consulting actuary. We made no contribution in 2005 and 2004 to the principal pension plan. We are evaluating making contributions to this plan, the amount and timing of which will depend on the final provisions of pension legislation under consideration by Congress at this time. We also sponsor a nonqualified supplemental defined benefit plan, which is unfunded and provides benefits to selected U.S. employees in addition to the principal pension plan. We expect to make contributions amounting to $2.4 to the supplemental plan in 2006 to cover 2006 payments under the supplemental plan.

In the fourth quarter of 2004, we changed our measurement date for our U.S. pension and postretirement plans from September 30 to December 31. We considered the December 31 measurement date to be preferable since that date allows for the use of more current information in determining the funded status and net periodic cost as of the end of our reporting year. We determined the effect of this change with the assistance of our independent consulting actuary, which resulted in a reduction of net periodic pension cost of $4.9 as shown in a table later in this discussion. The reduction in net periodic pension cost was significantly affected by an employer contribution of $75.0 in December 2003 and by asset growth during the fourth quarter of 2004, which effect is heightened by the low level of active participants in the principal pension plan.

We provide a funded pension plan for our employees in the United Kingdom (the “UK Plan”). The UK Plan contains both defined benefit and defined contribution elements. The assets held by the UK Plan on behalf of its defined benefit participants amounted to £19.6 million ($33.9), at December 31, 2005 and consisted primarily of equity securities (85%) and debt securities (15%). The weighted average long-term rate of return on these assets was 7.15%. The investment policy for the UK Plan is to have sufficient monies at all times to meet its obligations as and when they occur in the future. Effective in October 2003, the UK Plan was amended to freeze the defined benefit element and enhance the defined contribution element of the plan. For U.S. reporting, this resulted in both a $1.8 reduction of the projected benefit obligation and an equal reduction in the net unrecognized loss of the plan. The benefit of this reduction will be amortized through net periodic pension cost over the average expected remaining service life of defined benefit participants. We expect to make contributions to this plan amounting to £856,000 ($1.5) during 2006.

We account for our defined benefit pension plans using actuarial models required by present accounting rules under SFAS 87, “Employers’ Accounting for Pensions.” This model uses an attribution approach that generally spreads the effect of individual events over the service lives of the employees in the plan. These events include plan amendments and changes in actuarial assumptions such as the expected long-term rate of return on plan assets, discount rate related to the benefit obligation, rate of active participants’ compensation increases and mortality rates. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the statement of operations effects of pensions are earned in, and should follow, the same pattern.

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

The discount rate assumption used for pension plan accounting is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. The 2005 discount rate for the U.S. pension plans was selected by reference to the Moody’s Aa Corporate Bond Index, the Citigroup Pension Discount Curve and the Hewitt Yield Curve. The Hewitt Yield Curve was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their benefit plans. Similar to the Citigroup Pension Discount Curve, the Hewitt Yield Curve is a hypothetical Aa yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the Hewitt Yield Curve is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s.

The three reference rates were compared in arriving at the discount rate for 2005. We determine the assumed rate of compensation increase based upon our long-term plans for such increases. We will continue to evaluate all of our actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and the discount rate, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we may make and various other factors.

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

	December 31,		December 31,
	2005		2004		Target %
Domestic Equity	$263.4	51.5%	$269.2	50.5%	50% +/-8%
Domestic Fixed Income	169.4	33.1%	178.4	33.5%	35% +/-5%
International Equity	78.4	15.4%	85.4	16.0%	15% +/-4%
Total Invested Assets	511.2	100.0%	533.0	100.0%	100%
Cash and Other Assets	5.2		5.5
Total Assets	$516.4		$538.5

The accumulated benefit obligation of all three defined benefit plans exceeded the fair value of plan assets by $168.8 and $157.9 at December 31, 2005 and 2004, respectively. Under pension accounting rules, this condition required that we reclassify the prepaid pension cost related to the plans to recognize this unfunded liability and record the remainder (net of deferred income taxes and a small intangible asset amount) as a loss in accumulated other comprehensive income, which reduces stockholders’ equity. The funded status of the plans represents the difference between the projected benefit obligation and the plans’ assets at fair value. As of December 31, 2005 and 2004, the plans were underfunded by $193.8 and $181.7, respectively.

The amount included in other comprehensive income arising from the change in the additional minimum pension liability for each of the past three years is presented in the accompanying consolidated statements of stockholders’ equity and comprehensive income. At December 31, 2005 and 2004, our prepaid pension cost asset represented $8.9 and $12.8 held in benefit protection trusts for certain nonqualified plan participants and an intangible pension asset of $0.2 and $0.3. We recognized expense of $15.6, $15.2 and $12.7 for the years ended December 31, 2005, 2004 and 2003, respectively, with respect to employer contributions to our defined contribution retirement plans.

Benefits Expected to be Paid in Future Years as of December 31, 2005

Years Ended December 31
2006	2007	2008	2009	2010	2011-2015
$46.7	$47.1	$48.5	$49.3	$49.9	$259.1

The accompanying tables reflect the combined funded status and net periodic pension cost (credit) and blended supporting assumptions for the defined benefit elements of all three plans.

Funded Status of Defined Benefit	December 31,
Retirement Plans at Measurement Date	2005	2004
Accumulated Benefit Obligation	$719.1	$727.0
Change in Projected Benefit Obligation During the Period
Projected benefit obligation at beginning of period	$750.8	$697.4
Service cost	4.1	3.6
Interest cost	40.9	41.8
Employee contributions to the UK Plan	—	0.1
Currency translation	(5.4)	6.1
Actuarial (gain) loss	13.5	62.0
Benefits paid	(59.8)	(60.2)
Projected benefit obligation at end of period	$744.1	$750.8
Change in Fair Value of Plan Assets During the Period
Plan assets at fair value at beginning of period	$569.1	$457.8
Actual return on plan assets	37.2	88.6
Currency translation	(3.5)	3.6
Employer contributions	7.3	79.3
Benefits paid	(59.8)	(60.2)
Plan assets at fair value at end of period	$550.3	$569.1
Reconciliation of Prepaid Pension Cost and Total Amount Recognized
Funded status of plan	$(193.8)	$(181.7)
Unrecognized prior service cost	0.1	—
Unrecognized net loss	396.2	393.1
Total prepaid pension cost	$202.5	$211.4
Balance Sheet Presentation
Prepaid and intangible pension asset	$1.5	$0.3
Accrued benefit liability	(168.8)	(157.9)
Accumulated other comprehensive income, net of tax	241.2	240.9
Deferred income tax	128.6	128.1
Total amount recognized	$202.5	$211.4

	Years Ended December 31,
Assumptions Used in Calculations	2005	2004	2003
Discount rate used to determine net benefit cost (credit)	5.53%	5.99%	6.70%
Rate of compensation increase	4.00%	4.00%	3.78%
Expected return on plan assets	8.69%	8.70%	8.70%
Discount rate used to determine benefit obligations	5.53%	5.53%	5.99%

	Years Ended December 31,
Net Periodic Pension Cost (Credit)	2005	2004	2003
Service cost	$4.1	$3.6	$3.8
Interest cost	40.9	41.8	42.9
Expected return on plan assets	(46.7)	(46.6)	(45.7)
Net amortization and deferral	16.2	15.4	9.0
Total before effect of change in measurement date	14.5	14.2	10.0
Effect of change attributable to current year	—	(4.0)	—
Effect of change attributable to prior years	—	(0.9)	—
Total after effect of change in measurement date	$14.5	$9.3	$10.0

Postretirement Benefits

We provide health care and life insurance benefits for eligible retired employees, including individuals who retired from operations we subsequently sold or discontinued. We sponsor several health care plans in the U.S. for both pre- and post-age 65 retirees. Our contributions to these plans differ for various groups of retirees and future retirees. Most retirees outside the U.S. are covered by governmental health care programs, and our cost is not significant. As previously described in this Note, we changed the measurement date for postretirement benefit plans from September 30 to December 31 effective for the 2004 reporting year. This change did not have a material effect on our postretirement liability or net periodic postretirement benefit cost. We implemented Financial Accounting Standards Board Staff Position No. (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in 2004, which addressed the accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans that commences in 2006. The implementation of FSP 106-2 reduced our accumulated postretirement benefit obligation by $4.8 and our net periodic postretirement benefit cost for 2004 by $0.5.

The accompanying tables present the amounts and changes in the aggregate benefit obligation at the beginning and end of and for each of the last two measurement periods and the components of net periodic postretirement benefit cost for U.S. plans for the last three years. We do not prefund these costs.

Funded Status of Postretirement	December 31,
Health Care and Life Insurance Plans	2005	2004
Change in Benefit Obligation
At beginning of period	$57.4	$61.3
Service cost	0.1	0.1
Interest cost	3.0	3.3
Participant contributions	3.2	4.2
Actuarial loss (gain)	(2.0)	(1.9)
Benefits paid	(6.2)	(9.6)
At end of period	$55.5	$57.4
Change in Plan Assets
At beginning of period	$—	$—
Company contributions	3.0	5.4
Participant contributions	3.2	4.2
Benefits paid	(6.2)	(9.6)
At end of period	$—	$—
Funded Status of Plan
Benefit obligation, net	$55.5	$57.4
Unrecognized actuarial gain (loss)	(8.1)	(10.3)
At end of period	$47.4	$47.1

	Years Ended December 31,
Net Periodic Postretirement Benefit Cost	2005	2004	2003
Service cost	$0.1	$0.1	$0.1
Interest cost	3.0	3.3	3.5
Actuarial loss amortization	0.5	0.3	0.1
Net periodic benefit cost	$3.6	$3.7	$3.7

The assumed health care cost trend rate represents the rate at which health care costs are assumed to increase. The assumed health care cost trend rate used in measuring the benefit obligation in 2005 is 9.5% for pre-age 65 retirees and 11.5% for post-age 65 retirees. These rates are assumed to decrease gradually to the ultimate health care cost trend rate of 5.0% in 2016 for both groups. A one percent increase in this rate would increase the benefit obligation at December 31, 2005 by $3.7 and the aggregate service and interest cost for 2005 by $0.2. A one percent decrease in this rate would decrease the benefit obligation at December 31, 2005 by $3.5 and the aggregate service and interest cost for the 2005 measurement period by $0.2. The weighted average discount rates used in determining the net periodic postretirement benefit cost were 5.50%, 6.00% and 6.75% for 2005, 2004 and 2003, respectively. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 5.50% for 2005 and 2004. We used the same discount rate for measuring our postretirement benefit plan obligations as for measuring the defined benefit retirement obligations. Due to the small size of the participant base, the similarity in characteristics of expected payment obligations to the defined benefit plan participant base, and due to very little variability in interest rates over different time periods, using a different discount rate for the postretirement benefits plan would not result in a materially different amount of total benefit obligation.

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are included in the table below.

	Payments	Receipts
2006	$4.9	$0.5
2007	5.0	0.5
2008	5.1	0.6
2009	5.2	0.6
2010	5.2	0.6
2011-2015	25.4	3.1

J.   STOCK-BASED COMPENSATION PLANS

During the three-year period ended December 31, 2005, we maintained stock-based compensation plans for non-employee directors, officers, employees, consultants and independent contractors.

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

In connection with the approval by our stockholders of the 2004 LTSIP, the 2002 Employee Stock Incentive Plan (“2002 ESIP”), under which only non-qualified stock options were issued to employees who were not executive officers or directors of Ceridian, was terminated on May 12, 2004. 41,843 common shares remained available for issuance under the 2002 ESIP at the time of termination. All outstanding awards granted under the 2002 ESIP remained in effect at the time of termination pursuant to the terms of such awards.

Stock options awarded under the 2004 LTSIP, 2001 LTSIP and 2002 ESIP generally vest annually either over a three-year period or on a specific date if certain performance criteria were satisfied, have either a 5-year or 10-year term and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant.

The Compensation and Human Resources Committee of our Board of Directors has the discretion to determine the effect that a change of control of Ceridian, as defined in the plan agreements and award agreements, will have upon awards made under these plans. Currently, the vesting of equity awards granted under these plans will accelerate upon a change of control of Ceridian.

Our Amended and Restated 2001 Director Performance Incentive Plan (“2001 DPIP”), which expired in May 2005, authorized the issuance of up to 350,000 common shares in connection with awards of stock options, restricted stock and deferred restricted stock units to our non-employee directors. 187,608 common shares remained available for issuance under the 2001 DPIP at the time of expiration. All outstanding awards under the 2001 DPIP remained in effect at the time of expiration of this plan. Since the expiration of the 2001 DPIP, equity awards are made to non-employee directors under the 2004 LTSIP.

Prior to January 1, 2006, an annual grant of a non-qualified stock option to purchase 4,000 shares was made to each eligible non-employee director at the time of election or re-election to the Board, with such grants becoming fully exercisable six months after the date of grant. The exercise price of the options was the fair market value of the underlying stock at the date of grant, and the options expire in ten years. Effective January 1, 2006, the amount of shares underlying the annual grant of non-qualified stock options was increased to 8,000 shares. Such grants will vest over three years after the date of grant. The exercise price of the options will be the fair market value of the underlying stock at the date of grant, and the options will expire in five years.

Additionally, at least 50% of the annual Board retainer for each non-employee director is provided in the form of restricted stock, deferred restricted stock units or a combination of the two. Non-employee directors may elect to receive up to 100% of their annual Board retainer and up to 100% of any Board committee chair fees in the form of restricted stock, deferred restricted stock units or a combination of the two. Such restricted stock and deferred restricted stock units are subject to forfeiture on a pro rata basis if a director’s service on the Board terminates before December 31 in the year of grant other than following a change of control, and the restrictions on transfer of such awards lapse at the conclusion of the director’s service.

A one-time award of restricted stock is made to each non-employee director when the director first joins the Board with restrictions on transfer that ordinarily lapse annually over a five-year period. Prior to January 1, 2006, the number of shares awarded had a fair market value equal to two and one-half times the then-current annual Board retainer paid to non-employee directors. Subsequent to January 1, 2006, the number of shares awarded will have a fair market value of $150,000.

We have reserved 500,000 common shares for issuance under the 2001 Savings-Related Share Option Plan (“2001 SAYE”) stock-based compensation plan for our employees in the United Kingdom. At December 31, 2005, there remain 60,124 shares of common stock eligible to be purchased under the 2001 SAYE. No future participation will be permitted in this plan.

Our Amended and Restated Employee Stock Purchase Plan (“ESPP”) was terminated on December 15, 2005. The ESPP provided for the issuance of up to 1,600,000 newly issued or treasury common shares to eligible employees of Ceridian. The purchase price of the common shares was 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. 419,359 common shares remained available under the ESPP at the time of termination. The weighted average fair value of the amount representing the discount from fair market value for the years ended December 31, 2005, 2004 and 2003 was $3.65, $4.33 and $3.48 per share, respectively.

The following table presents stock option, restricted stock and ESPP activity for the three year period ended December 31, 2005 and weighted average prices for stock option activity and outstanding grants.

Stock Plans	Option Price Per Share		Outstanding	Exercisable	Shares Available	Weighted- Average Exercise Price
At December 31, 2002	$4.80 – $31.6	6	21,108,099	12,735,927	8,099,204	$16.43
Granted	13.65 – 21.50		3,906,790	—	(3,906,790)	15.03
Became exercisable	11.88 – 22.22		—	3,545,499	—
Exercised	4.80 – 20.70		(2,725,025)	(2,725,025)	—	13.57
Canceled	5.37 – 24.57		(894,185)	(300,901)	894,185	16.59
Expired	5.37 – 18.66		(74,161)	(74,161)	74,161	18.66
ESPP purchases	—		—	—	(308,879)
Restricted stock, net	—		—	—	(213,007)
At December 31, 2003	$4.80 – $31.6	6	21,321,518	13,181,339	4,638,874	$16.57
Authorized, net	—		—	—	6,558,157
Granted	$18.00 – $22.64		3,291,708	—	(3,291,708)	$20.59
Became exercisable	8.96 – 22.22		—	4,250,193	—
Exercised	4.80 – 21.95		(3,096,035)	(3,096,035)	—	15.19
Canceled	13.71 – 24.57		(937,292)	(236,367)	790,147	18.18
Expired	8.77 – 8.96		(3,533)	(3,533)	3,533	8.81
ESPP purchases	—		—	—	(209,075)
Restricted stock, net	—		—	—	(153,252)
At December 31, 2004	$7.81 – $31.6	6	20,576,366	14,095,597	8,336,676	$17.34
Expirations of Director & ESPP Plans	—		—	—	(606,967)
Granted	$17.20 – $24.14		3,467,235	—	(3,467,235)	$18.26
Became exercisable	13.65 – 22.64		—	3,350,569	—
Exercised	7.81 – 24.09		(5,688,991)	(5,688,991)	—	15.73
Canceled	13.71 – 28.94		(1,780,876)	(595,962)	1,600,615	19.19
Expired	15.55 – 15.55		(1,228)	(1,228)	1,228	15.55
ESPP purchases	—		—	—	(196,932)
Restricted stock, net	—		—	—	(88,780)
At December 31, 2005	$11.88 – $31.6	6	16,572,506	11,159,985	5,578,605	$17.92

Common shares reserved for future issuance under all plans at December 31, 2005 were 22,211,235.

Additional information on outstanding and exercisable stock options by exercise price range as of the end of the current year is disclosed in the following table.

Stock Option Information as of December 31, 2005	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88 – $13.71	310,373	0.35	$13.61	307,040	$13.61
$13.83 – $14.55	1,863,992	2.10	$14.53	1,145,758	$14.53
$14.59 – $14.85	2,078,228	3.25	$14.81	2,078,228	$14.81
$14.89 – $18.11	3,616,401	1.51	$17.24	3,528,404	$17.24
$18.16 – $18.16	2,867,415	4.15	$18.16	10,000	$18.16
$18.20 – $20.35	2,521,895	2.66	$19.87	2,421,687	$19.90
$20.42 – $20.56	2,317,910	3.13	$20.56	869,704	$20.56
$20.65 – $31.66	996,292	2.93	$22.83	799,164	$23.17
$11.88 – $31.66	16,572,506		$17.92	11,159,985	$17.67

K.   COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate. As of December 31, 2005 the remaining liability was $13.9. Future payments of principal and interest under this obligation will amount to $6.3 in 2006, $6.6 in 2007 and $1.7 in 2008.

Our general terms and conditions in customer contracts frequently include a statement indicating we will indemnify and hold our customer harmless from and against any and all claims alleging that the services and materials furnished by us violate any third party’s patent, trade secret, copyright or other intellectual property right. We are not aware of any material pending litigation concerning these indemnities.

Leasing

We conduct substantially all of our operations in leased facilities. Most of our leases contain renewal options and require payments for taxes, insurance and maintenance.

Substantially all our leasing arrangements for equipment and facilities are operating leases and the rental payments under these leases are charged to operations as incurred. The amounts in the accompanying tables do not include capital lease obligations recorded as liabilities.

Our rental expense and sublease income for each of the three years ended December 31, 2005 appear in the following table:

	Years Ended December 31,
Rental Expense	2005	2004	2003
Rental expense	$53.0	$54.2	$54.1
Sublease rental income	(0.2)	(0.6)	(0.4)
Net rental expense	$52.8	$53.6	$53.7

Our future minimum noncancelable lease payments on existing operating leases at December 31, 2005 are presented in the following table:

Future Minimum Lease Payments
2006	$43.7
2007	40.8
2008	35.9
2009	28.7
2010	22.3
Thereafter	75.6

L.   LEGAL MATTERS

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

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain executive officers in United States District Court, District of Minnesota. On March 7, 2005, those lawsuits were consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 MJD-JGL. This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and alleges claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, capitalization, derivatives, long-term leases and trademarks. Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.

Ceridian believes these claims are without merit and intends to vigorously defend itself in this action. We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its executive officers in United States District Court, District of Minnesota: James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated into a single lawsuit. The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These complaints rely on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian will appropriately defend itself in the consolidated action. We cannot estimate the possible loss or range of loss from these matters.

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

M.   SEGMENT DATA

Ceridian Corporation is an information services company principally in the human resource, transportation and retail markets. Our HRS business enables customers to outsource a broad range of employment processes, from recruitment and applicant screening, to payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, to post-employment health insurance portability compliance, and retirement plan administration. We have human resource solutions operations primarily in the United States, Canada and the United Kingdom. Our Comdata business provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards. Our HRS and Comdata business segments are distinguished primarily by reference to the markets served and the nature of the services provided.

We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments. Revenue between business segments is not material and is eliminated upon consolidation. The “Other” reporting element includes the unallocated amounts related to our corporate center operations. The assets of corporate center operations include cash and equivalents as well as deferred income tax and pension-related assets and liabilities. Expenses incurred by corporate center operations are charged or otherwise allocated to the business segments. Corporate center costs include medical, workers compensation, casualty and property insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs. Certain of these costs are charged to the business segment based on usage and the remainder is allocated on a consistent basis based on a percentage of revenue. For the years ended December 31, 2005, 2004 and 2003, approximately 77% of such costs were allocated to HRS and 23% were allocated to Comdata.

Business Segments	HRS	Comdata	Other	Total
Year Ended December 31, 2005
Revenue	$1,050.1	$408.9	$—	$1,459.0
EBIT	44.6	126.9	—	171.5
Total assets before customer funds	1,250.6	778.2	262.3	2,291.1
Customer funds	4,322.2	19.0	—	4,341.2
Total assets at December 31	5,572.8	797.2	262.3	6,632.3
Goodwill	814.5	122.0	—	936.5
Depreciation and amortization	68.6	15.8	0.9	85.3
Expended for property, plant and equipment	23.5	7.3	0.6	31.4
Year Ended December 31, 2004
Revenue	$964.4	$356.0	$—	$1,320.4
EBIT	(72.6)	115.6	—	43.0
Total assets before customer funds	1,338.0	650.8	127.3	2,116.1
Customer funds	4,079.6	16.4	—	4,096.0
Total assets at December 31	5,417.6	667.2	127.3	6,212.1
Goodwill	814.8	117.0	—	931.8
Depreciation and amortization	110.5	13.3	0.9	124.7
Expended for property, plant and equipment	25.6	7.0	0.3	32.9
Year Ended December 31, 2003
Revenue	$894.2	$319.7	$—	$1,213.9
EBIT	48.5	104.3	—	152.8
Total assets before customer funds	1,386.1	586.1	55.9	2,028.1
Customer funds	3,143.5	9.2	—	3,152.7
Total assets at December 31	4,529.6	595.3	55.9	5,180.8
Goodwill	801.6	117.0	—	918.6
Depreciation and amortization	65.2	13.2	0.9	79.3
Expended for property, plant and equipment	25.1	4.6	0.8	30.5

	Years Ended December 31,
Reconciliation of EBIT to Earnings before Income Taxes	2005	2004	2003
EBIT
HRS.	$44.6	$(72.6)	$48.5
Comdata	126.9	115.6	104.3
Total EBIT	$171.5	$43.0	$152.8
Interest income (expense), net (not allocated to business segments)	2.3	(1.8)	(2.6)
Earnings before income taxes	$173.8	$41.2	$150.2

Revenue by product and services are as follows:

	Years Ended December 31,
	2005	2004	2003
HRS Revenue
Payroll and Tax Services	$739.9	$674.3	$633.1
Benefit Services	151.1	146.1	135.9
LifeWorks	159.1	144.0	125.2
Total HRS revenue	$1,050.1	$964.4	$894.2
Comdata Revenue
Transportation	$284.7	$257.1	$242.0
Retail services	124.2	98.9	77.7
Total Comdata revenue	$408.9	$356.0	$319.7
Total Revenue	$1,459.0	$1,320.4	$1,213.9

Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the United Kingdom relate almost entirely to the HRS segment. Geographic data for or at the end of each of the last three years, presented below, is determined by reference to the location of operation.

Revenue and property, plant and equipment by geographic area are as follows:

	Years Ended December 31,
	2005	2004	2003
Revenue
U.S.	$1,208.7	$1,087.5	$1,007.4
Canada	158.1	141.1	127.2
United Kingdom	92.2	91.8	79.3
Total International	250.3	232.9	206.5
Total Revenue	$1,459.0	$1,320.4	$1,213.9
Property, plant and equipment at December 31
U.S.	$106.6	$127.1	$136.8
Canada	8.4	8.0	7.7
United Kingdom	6.5	5.8	3.5
Total International	14.9	13.8	11.2
Total Property, plant and equipment	$121.5	$140.9	$148.0

N.   SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter(1)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$379.5	$364.1	$358.0	$357.4	$361.3	$328.7	$316.5	$313.9
Costs and Expenses
Cost of revenue	200.5	198.9	199.3	193.0	199.6	192.4	177.1	176.1
Selling, general and administrative	115.6	112.3	109.6	114.1	121.2	121.5	118.2	118.4
Research and development	8.5	6.1	7.1	6.4	6.7	6.8	8.1	4.5
(Gain) loss on derivative instruments	(0.9)	3.1	(0.1)	9.5	2.9	(7.9)	19.0	(13.7)
Other expense (income)(2)	1.6	4.6	(0.7)	(1.0)	29.0	(0.8)	(2.9)	1.2
Interest income	(2.4)	(2.0)	(2.0)	(1.4)	(0.9)	(0.7)	(0.5)	(0.5)
Interest expense	1.6	1.0	1.3	1.6	1.2	1.2	0.9	1.1
Total costs and expenses	324.5	324.0	314.5	322.2	359.7	312.5	319.9	287.1
Earnings (loss) before income taxes	55.0	40.1	43.5	35.2	1.6	16.2	(3.4)	26.8
Income tax provision (benefit)	8.3	14.4	10.0	13.2	(9.4)	5.3	(1.1)	9.5
Net earnings (loss)	$46.7	$25.7	$33.5	$22.0	$11.0	$10.9	$(2.3)	$17.3
Earnings (loss) per share(3)
Basic	$0.32	$0.18	$0.23	$0.15	$0.07	$0.07	$(0.02)	$0.12
Diluted	$0.32	$0.17	$0.22	$0.15	$0.07	$0.07	$(0.02)	$0.11
Shares used in calculations (in thousands)
Weighted average shares (basic)	144,737	145,543	147,826	149,637	149,343	149,098	148,607	149,250
Dilutive securities	2,507	1,929	1,182	1,025	1,237	1,544	—	2,422
Weighted average shares (diluted)	147,244	147,472	149,008	150,662	150,580	150,642	148,607	151,672

(1)          Certain out-of-period adjustments were identified in the fourth quarter of 2005 that relate to prior periods. Upon identification of these out-of-period adjustments, we analyzed their effect and concluded that in the aggregate, they were not material to the interim or annual periods presented.

(2)          In the fourth quarter of 2004 we incurred a $28.5 charge related to the sale of the SourceWeb Assets as described in Note C, “Supplementary Data to Statements of Operations.”

(3)          For information on the calculation of earnings per share, see the section entitled “Earnings per Share” in Note A, “Accounting Policies.”

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of December 31, 2005. As a result of the material weakness identified in our “Management’s Report on Internal Control Over Financial Reporting” as set forth in Part II, Item 8 of this report, we have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective. However, to address the material weakness described in our Management’s Report on Internal Control Over Financial Reporting, we have significantly expanded our closing process to include additional analysis and other post-closing procedures to ensure that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Other than such actions noted below under the heading “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control Over Financial Reporting,” there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting except that during the quarter ended December 31, 2005, we identified and corrected improper segregation of duties in our tax filing services operation. Such services temporarily hold customer funds pending remittance to the appropriate taxing authorities.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the audit report of KPMG LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included at the beginning of Part II, Item 8 “Financial Statements and Supplementary Data” of this report and are incorporated by reference into this item of the report.

Remediation of Material Weaknesses Previously Reported

As discussed in our “Management’s Report on Internal Control Over Financial Reporting” as set forth in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”), management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on the criteria set forth in Internal Control—Integrated Framework published by COSO. Our management’s conclusion set forth in the 2004 Form 10-K resulted from the identification of the following deficiencies in our internal control over financial reporting, each of which, in the determination of our management, individually constituted a material weakness in our internal control over financial reporting as of December 31, 2004: (1) inadequate company-level controls, (2) inadequate financial statement preparation and review procedures, (3) inadequate financial reporting processes and information systems in our United Kingdom subsidiary, (4) inadequate controls associated with the accounting for capitalized software costs and related amortization and (5) inadequate controls over complex transactions and accounting matters. The remedial actions implemented in 2004 and 2005 related to these material weaknesses are described below in “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control Over Financial Reporting.” We believe that the changes to our internal control over financial reporting described below have remediated all of the material weaknesses identified in connection with our assessment of our internal control over financial reporting as of December 31, 2004, other than the material weakness in our internal control over financial reporting related to certain complex multiple element revenue arrangements.

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control Over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting set forth in our 2004 Form 10-K and to ensure the integrity of our financial reporting processes, we implemented the following actions in 2004 and 2005:

1.                Inadequate company-level controls.

•        continued to enhance existing policies and procedures and created and implemented new policies and procedures to ensure proper conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the financial reporting process;

•        realigned the finance and accounting functions to improve the execution of identified controls;

•        hired a new Chief Financial Officer and a new Controller in February 2005 and June 2005, respectively;

•        hired additional accounting and internal controls expertise;

•        increased our internal audit staff to monitor internal controls;

•        took certain disciplinary actions and terminated certain individuals;

•        provided additional training for finance, accounting and certain other personnel in (i) appropriate accounting for the capitalization and amortization of internally developed software, (ii) month-end expense cut-off and cost and expense accrual processes, (iii) revenue recognition and (iv) internal controls and the related responsibilities under the Sarbanes-Oxley Act of 2002;

•        implemented a formal risk assessment process to identify and monitor risks of the business and the impact on financial reporting;

•        continued to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting, and the importance of identifying areas of improvement;

•        communicated internal control roles and responsibilities across the organization;

•        implemented a quarterly internal control certification process;

•        completed a comprehensive review of internal control over financial reporting through our ongoing review being carried out in connection with our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, including additional remediation as necessary; and

•        continued to enhance the general computer processes, procedures and controls.

2.                Inadequate financial statement preparation and review procedures.

•        implemented a review of the appropriate documentation and the approval of journal entries at corporate and U.S. and U.K. payroll divisions;

•        provided additional training for finance, accounting and certain other personnel in month-end expense cut-off and cost and expense accrual processes;

•        established a process to ensure the completeness of the expense cut-off and cost and expense accrual procedures;

•        established quarterly monitoring of expense cut-off by Internal Audit to ensure accurate financial reporting;

•        segregated the functions of accounting and financial analysis and defined the related responsibilities;

•        implemented a process of accounting review and approval of all changes to the chart of accounts to ensure proper classification of expenses;

•        implemented a periodic review of details supporting the consolidated statements of operations to determine whether significant costs and expenses are being classified appropriately on a historical and recurring basis and to reclassify where appropriate;

•        established a process to ensure that differences between international accounting standards and U.S. GAAP are identified and addressed for U.S. GAAP reporting;

•        implemented a review of the calculation and recording of consolidation entries for our international subsidiaries;

•        redesigned our account reconciliation process to ensure that, among other things, such accounts are being reconciled on a timely basis, the reconciliations are being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed; and

•        redesigned the lease process to ensure accounting personnel (i) determine the proper capital and operating lease classification and (ii) determine the appropriate accounting treatment for lease agreements.

3.                Inadequate financial reporting processes and information systems in our United Kingdom subsidiary.

•        redesigned, documented and implemented a new internal control structure;

•        redefined, remediated and tested significant controls around end-user computing and the general computer controls environment;

•        identified mitigating controls related to general computer controls still in remediation;

•        retained a new Chief Executive Officer, Chief Financial Officer and Controller;

•        created the new position of Internal Control Manager and retained an individual for that new position;

•        increased U.S. management oversight, including direct reporting by the U.K. Chief Financial Officer to Ceridian’s Chief Financial Officer;

•        implemented a process to ensure U.S. management oversight on all significant revenue transactions;

•        added additional skilled staff to the U.K. Financial Planning and Reporting team including qualified accountants; and

•        provided revenue recognition training and U.S. GAAP training to key finance staff.

4.                Inadequate controls associated with the accounting for capitalized software costs and related amortization.

•        implemented a new internally developed software capitalization and amortization policy and formal procedures that are consistent with U.S. GAAP;

•        created a project accounting function to centralize the accounting for internally developed software projects;

•        provided additional training for finance, accounting and certain other personnel in appropriate accounting for the capitalization and amortization of internally developed software;

•        implemented a process to require support for each project capitalized;

•        established a Financial Authorization Board to review and approve software projects; and

•        established quarterly monitoring of software development projects by Internal Audit to ensure accurate financial reporting.

5.                Inadequate controls over complex transactions and accounting matters.

a.                  Inadequate revenue recognition procedures and controls.

•                     implemented detailed, new revenue recognition policies at HRS that are consistent with U.S. GAAP;

•                     created a customer revenue accounting function to: (i) review and coordinate the implementation of new revenue-related pronouncements and regulations and (ii) centralize the review of significant customer revenue agreements to ensure appropriate accounting treatment under U.S. GAAP;

•                     created a new position, Director of GAAP Compliance, to provide additional management monitoring of significant customer revenue agreements to ensure appropriate accounting treatment under U.S. GAAP;

•                     created a Revenue Recognition Steering Committee comprised of financial and accounting personnel to discuss and review revenue recognition issues at HRS for policy amendments and interpretations; and

•                     provided additional training for finance, accounting and certain other personnel in revenue recognition.

b.                 Statement of Financial Accounting Standards (FAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”

•       established a process for senior management review of all potential derivative transactions for proper accounting treatment.

c.                  Application of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

•       provided additional training to business and financial personnel on the requirements of FAS 144; and

•       improved the quarterly process to review changes in the business, identified by business, legal and financial senior management, and the related impact on long-lived assets.

We believe that the above changes in internal control over financial reporting have remediated the material weaknesses in internal control over financial reporting set forth in our 2004 Form 10-K except as disclosed in our “Management’s Report on Internal Control Over Financial Reporting” as set forth in Part II, Item 8 of this report.

To remediate the material weakness identified in our “Management’s Report on Internal Control Over Financial Reporting” as set forth in Part II, Item 8 of this report, we are in the process of implementing the following actions:

•     increasing the frequency and depth of the Revenue Recognition Steering Committee meetings and improving the resulting documentation;

•     providing additional training for finance, accounting and certain other personnel related to revenue recognition for complex multiple element revenue arrangements;

•     increasing the scope of review of complex multiple element revenue arrangements; and

•     designing and implementing internal controls to ensure proper identification and analysis of complex multiple element revenue arrangements.

Our testing and evaluation of the operating effectiveness and sustainability of the changes to our internal control over financial reporting with respect to this material weakness have not yet been completed as the above-referenced remediation actions are still in the implementation process. As a result, we may identify additional changes that are required to remediate or improve this material weakness.

In addition, although we have remediated the other material weaknesses identified in connection with our assessment of our internal control over financial reporting as of December 31, 2004, “significant deficiencies” and “control deficiencies” (as defined by the PCAOB in its Auditing Standard No. 2) remain in our internal control over financial reporting as of December 31, 2005. We will continue to monitor the effectiveness and sustainability of new controls on an ongoing basis and seek to identify improvements to existing controls.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

We refer you to our Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Election of Directors (Item 1)” for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

Information regarding our executive officers is found in Part I, Item 1 of this report under the heading “Executive Officers of Registrant.”

We refer you to our Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Meetings of the Board of Directors and Committees of the Board” for information regarding our “audit committee financial expert” and our Audit Committee. This information is incorporated by reference into this item of the report.

We refer you to our Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

We have a code of conduct for all of our employees, including our principal executive, financial and accounting officers and our controller, and each of the non-employee directors on our Board of Directors. The Ceridian Corporation Code of Conduct may be found on our web site at www.ceridian.com in the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Conduct by our executive officers or directors by posting such information on our website, at the address and location specified above.

Item 11.                 Executive Compensation

We refer you to our Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the headings “Director Compensation,” “Executive Compensation” and “Employment Agreements and Change of Control Arrangements.” This information is incorporated by reference into this item of the report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Share Ownership Information.” This information is incorporated by reference into this item of the report.

The following table and accompanying notes provide information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	14,662,069 (1)	$17.83	5,578,605	(2)
Equity compensation plans not approved by security holders	1,910,437	$18.61	60,124	(3)
Total	16,572,506		5,638,729

(1)          The Ceridian Corporation Deferred Compensation Plan allows executive officers the opportunity to invest in various book accounts, including one that tracks the performance of our common stock (referred to as “phantom stock”). Upon distribution, such participants will receive the amounts invested in phantom stock in the form of shares of Ceridian common stock from either the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan, the Ceridian Corporation 2004 Long-Term Stock Incentive Plan or a successor plan. Column (a) does not include the number of shares that are currently credited to participants’ phantom stock accounts and would be issued as Ceridian common stock upon a complete distribution of all amounts in the phantom stock account as of December 31, 2005. Furthermore, Column (a) does not include any unvested restricted stock awards that have been issued.

(2)          The following number of shares remained available for issuance under each of our equity compensation plans that have been approved by our stockholders as of December 31, 2005. Grants under these plans may be in the form of any of the listed types of awards:

Plan	Number of Shares	Types of Awards
Amended and Restated 2001 Long-Term Stock Incentive Plan	1,069,805	Stock options, restricted stock, performance units
2004 Long-Term Stock Incentive Plan	4,508,800	Stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards

(3)          In 2001, our Board of Directors adopted the Ceridian Corporation 2001 Savings-Related Share Option Plan (“2001 SAYE”). The 2001 SAYE has not been approved by our stockholders. This plan was available to employees of Ceridian’s subsidiaries in the United Kingdom and had been approved by Inland Revenue under a “save-as-you-earn” plan design. Under the 2001 SAYE, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). At the end of the period chosen, participants have the choice to receive the savings amount and accumulated tax-free interest credits either in cash or to use the amount to purchase common stock from Ceridian at an exercise price equal to the market price of the stock as of the beginning of the savings contract period, less a 15% discount. As of December 31, 2005, 60,124 shares of common stock are eligible to be purchased under the 2001 SAYE pursuant to savings schemes that were in effect prior to December 31, 2005. In October 2005, the Compensation and

Human Resources Committee determined not to permit future savings schemes under the 2001 SAYE.

Item 13.                 Certain Relationships and Related Transactions

We refer you to our Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Certain Relationships and Related Transactions.” This information is incorporated by reference into this item of the report.

Item 14.                 Principal Accounting Fees and Services

We refer you to our Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year, and the heading “Independent Registered Public Accounting Firm Fees.” This information is incorporated by reference into this item of the report.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a) 1.   Financial Statements of Registrant

We refer you to the “Index to Consolidated Financial Statements” included in Part II, Item 8 of this report.

(a) 2.   Financial Statement Schedules of Registrant

None

(a) 3.   Exhibits

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit	Description
3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation, as amended.
3.02

Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation) (incorporated by reference to Exhibit 3.2 to Ceridian’s Registration Statement on Form 10 (File No. 001-16149)).

4.01

Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K filed by Ceridian on November 6, 2001).

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

10.04

Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2001).

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

10.08*

Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002 (incorporated by reference to Exhibit 10.08 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.09*

Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002 (incorporated by reference to Exhibit 10.09 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*

Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002 (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.11*

Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12*

Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003 (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 2003).

10.13*

Mutual Termination Agreement dated March 25, 2005 between Ceridian Corporation and Robert H. Ewald (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K dated March 31, 2005).

10.14*

Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.15*

Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002 (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.16*

Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002 (incorporated by reference to Exhibit 10.12 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17*

Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002 (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18*

Executive Employment Agreement between Ceridian Corporation and Douglas C. Neve, dated March 14, 2005 (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K dated March 14, 2005).

10.19*

Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated March 8, 2006 and filed with the Securities and Exchange Commission on March 9, 2006).

10.20*

Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated February 17, 2006 and filed with the Securities and Exchange Commission on February 23, 2006).

10.21*

Form of Ceridian Corporation Restricted Stock Unit Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated February 17, 2006 and filed with the Securities and Exchange Commission on February 23, 2006).

10.22*

Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated February 17, 2006 and filed with the Securities and Exchange Commission on February 23, 2006).

10.23*

Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated March 8, 2006 and filed with the Securities and Exchange Commission on March 9, 2006).

10.24*

Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.4 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated March 8, 2006 and filed with the Securities and Exchange Commission on March 9, 2006).

10.25*

Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Retainer Restricted Share Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.5 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated March 8, 2006 and filed with the Securities and Exchange Commission on March 9, 2006).

10.26*	Ceridian Corporation 2002 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.27*

Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28*

Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.14 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29*

Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30*

Ceridian Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated March 8, 2006 and filed with the Securities and Exchange Commission on March 9, 2006).

10.31*

Ceridian Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.32*

Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to Ceridian’s Annual Report on Form 10-K or the year ended December 31, 2001).

10.33*

Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.18 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.34*

Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan) (incorporated by reference to Exhibit 10.19 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.35*

Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.14 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.36*

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

10.39*

Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.40*

First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.22 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.41*

Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.23 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-16149)).

10.42*

Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.43*

Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

10.44*

Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.45*

Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.46*	Ceridian Corporation 2001 Savings-Related Share Option Plan (incorporated by reference to Exhibit 10.38 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.47

Credit Agreement, dated as of November 18, 2005, among Ceridian Corporation, as the Borrower, Ceridian Canada Ltd, as the Canadian Borrower, Bank of America, N.A., as the Administrative Agent, Swingline Lender and L/C Issuer, Bank of America, N.A., acting through its Canada branch, as the Canadian Subfacility Agent, JPMorgan Chase Bank, NA and Wachovia Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, the other lenders party hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (schedules omitted)(incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated November 18, 2005 and filed with the Securities and Exchange Commission on November 21, 2005).

10.48

Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation (incorporated by reference as Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.49

Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.50

Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation (incorporated by reference to Exhibit 10.03 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.51

Amendment No. 1 to Receivables Purchase Agreement entered into as of June 20, 2003 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.52

Amendment No. 2 to Receivables Purchase Agreement entered into as of June 17, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.53

Amendment No. 3 to Receivables Purchase Agreement and Amendment No. 1 to Performance Undertaking entered into as of August 4, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.54

Amendment No. 4 to Receivables Purchase Agreement and Amendment No. 2 to Performance Undertaking entered into as of September 30, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.55

Amendment No. 5 to Receivables Purchase Agreement and Amendment No. 3 to Performance Undertaking entered into as of November 9, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.11 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.56

Amendment No. 6 to Receivables Purchase Agreement and Amendment No. 4 to Performance Undertaking entered into as of December 31, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA. (incorporated by reference to Exhibit 10.12 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.57

Amendment No. 7 to Receivables Purchase Agreement and Amendment No. 5 to Performance Undertaking entered into as of January 14, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA (incorporated by reference to Exhibit 10.13 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.58

Amendment No. 8 to Receivables Purchase Agreement and Amendment No. 6 to Performance Undertaking entered into as of March 31, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA. (incorporated by reference to Exhibit 10.62 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.59

Amendment No. 9 to Receivables Purchase Agreement and Amendment No. 6 to Performance Undertaking entered into as of May 15, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.60

Amendment No. 10 to Receivables Purchase Agreement entered into as of June 16, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA (incorporated by reference to Exhibit 10.01 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated June 16, 2005 and filed with the Securities and Exchange Commission on June 22, 2005).

10.61

Amendment No. 1 to Receivables Sales Agreement and Amendment No. 11 to Receivables Purchase Agreement entered into as of November 7, 2005 among Comdata Funding Corporation, Comdata Network, Inc., each Financial Institution party thereto, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
24.01	Power of Attorney.
31.01	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

We will provide our stockholders with copies of any of the exhibits listed above, upon request and payment of our reasonable expenses in furnishing such exhibits. We will also provide to the Securities and Exchange Commission, upon request, any exhibit or schedule to any of the foregoing exhibits which has not been filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2006.

CERIDIAN CORPORATION
By	/s/ RONALD L. TURNER
Ronald L. Turner
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 16, 2006.

/s/ RONALD L. TURNER	/s/ DOUGLAS C. NEVE
Ronald L. Turner	Douglas C. Neve
Chairman, President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/RANDY W. STROBEL
Randy W. Strobel Vice President and Controller (Principal Accounting Officer)
/s/ NICHOLAS D. CHABRAJA	/s/ RONALD T. LEMAY
Nicholas D. Chabraja, Director	Ronald T. LeMay, Director
/s/ GEORGE R. LEWIS	/s/ L. WHITE MATTHEWS, III
George R. Lewis, Director	L. White Matthews, III
/s/ ALAN F. WHITE
Alan F. White, Director

CERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K

Exhibit Index

Exhibit	Description
3.01	Amended and Restated Certificate of Incorporation of Ceridian Corporation, as amended.
3.02*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).
4.01*

Rights Agreement, dated as of November 6, 2001, between Ceridian Corporation and The Bank of New York, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.

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

10.03*	Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.04*	Amendment No. 1 to Personnel Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated as of April 3, 2001.
10.05*	Tax Matters Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.06*	Transition Services Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.07*	Sublease Agreement between Arbitron Inc., formerly known as Ceridian Corporation, and Ceridian Corporation, formerly known as New Ceridian Corporation, dated February 14, 2001.
10.08*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.
10.09*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.
10.10*	Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated April 22, 2002.
10.11*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and John R. Eickhoff, dated November 21, 2002.
10.12*	Executive Employment Agreement between Ceridian Corporation and Robert H. Ewald, dated July 21, 2003.
10.13*	Mutual Termination Agreement dated March 25, 2005 between Ceridian Corporation and Robert H. Ewald.
10.14*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.
10.15*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.

10.16*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.
10.17*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.
10.18*	Executive Employment Agreement between Ceridian Corporation and Douglas C. Neve, dated March 14, 2005.
10.19*	Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended.
10.20*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.21*	Form of Ceridian Corporation Restricted Stock Unit Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.22*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.23*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.24*	Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.25*	Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Retainer Restricted Share Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.26*	Ceridian Corporation 2002 Employee Stock Incentive Plan.
10.27*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.
10.28*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.29*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.30*	Ceridian Corporation Non-Employee Director Compensation Program.
10.31*	Ceridian Corporation Amended and Restated Employee Stock Purchase Plan.
10.32*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.
10.33*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.34*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.35*	Ceridian Corporation Benefit Equalization Plan, as amended.
10.36*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.37*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.38*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.39*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.
10.40*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.

10.41*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.42*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.
10.43*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).
10.44*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.
10.45*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.46*	Ceridian Corporation 2001 Savings-Related Share Option Plan.
10.47*

Credit Agreement, dated as of November 18, 2005, among Ceridian Corporation, as the Borrower, Ceridian Canada Ltd, as the Canadian Borrower, Bank of America, N.A., as the Administrative Agent, Swingline Lender and L/C Issuer, Bank of America, N.A., acting through its Canada branch, as the Canadian Subfacility Agent, JPMorgan Chase Bank, NA and Wachovia Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, the other lenders party hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (schedules omitted).

10.48*	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.
10.49*

Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A.

10.50*	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.
10.51*

Amendment No. 1 to Receivables Purchase Agreement entered into as of June 20, 2003 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.52*

Amendment No. 2 to Receivables Purchase Agreement entered into as of June 17, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.53*

Amendment No. 3 to Receivables Purchase Agreement and Amendment No. 1 to Performance Undertaking entered into as of August 4, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.54*

Amendment No. 4 to Receivables Purchase Agreement and Amendment No. 2 to Performance Undertaking entered into as of September 30, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA.

10.55*

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

10.58*

Amendment No. 8 to Receivables Purchase Agreement and Amendment No. 6 to Performance Undertaking entered into as of March 31, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

10.59*

Amendment No. 9 to Receivables Purchase Agreement and Amendment No. 6 to Performance Undertaking entered into as of May 15, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

10.60*

Amendment No. 10 to Receivables Purchase Agreement entered into as of June 16, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

10.61*

Amendment No. 1 to Receivables Sales Agreement and Amendment No. 11 to Receivables Purchase Agreement entered into as of November 7, 2005 among Comdata Funding Corporation, Comdata Network, Inc., each Financial Institution party thereto, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A.

21.01	Subsidiaries of Ceridian.
23.01	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
24.01	Power of Attorney.
31.01	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by Reference.