Form 10-Q
period 2006-03-31
CERIDIAN CORP /DE/
filed 2006-05-09
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

YES  ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☒ ACCELERATED FILER ☐ NON-ACCELERATED FILER ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of May 1, 2006, was 146,915,981.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2006

Part I. Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenue	$384.3	$357.4
Costs and Expenses
Cost of revenue	205.7	193.0
Selling, general and administrative	115.5	114.1
Research and development	7.8	6.4
Loss on derivative instruments	0.9	9.5
Other income, net	(1.5)	(1.0)
Interest income	(4.1)	(1.4)
Interest expense	1.3	1.6
Total costs and expenses	325.6	322.2
Earnings before income taxes	58.7	35.2
Income tax provision	22.5	13.2
Net earnings	$36.2	$22.0

Earnings per share
Basic	$0.25	$0.15
Diluted	$0.24	$0.15

Shares used in calculations (in 000’s)
Weighted average shares (basic)	145,490	149,637
Dilutive securities	3,344	1,025
Weighted average shares (diluted)	148,834	150,662

Antidilutive shares excluded (in 000’s)	881	12,464

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)

	March 31, 2006	December 31, 2005
Assets
Cash and equivalents	$408.4	$335.6
Trade and other receivables, less reserves and allowance for doubtful accounts of $24.1 and $22.1	602.5	584.8
Current deferred income taxes	17.6	16.5
Other current assets	99.1	88.8
Total current assets	1,127.6	1,025.7
Property, plant and equipment, net	116.6	121.5
Goodwill, net	935.9	936.5
Software and development costs, net	70.2	71.8
Other intangible assets, net	32.1	35.6
Other noncurrent assets	102.7	100.0
Total assets before customer funds	2,385.1	2,291.1
Customer funds	4,997.5	4,341.2
Total assets	$7,382.6	$6,632.3

Liabilities and Stockholders’ Equity

Short-term debt and current portion of long-term obligations	$25.0	$25.5
Accounts payable	54.4	67.7
Drafts and settlements payable	253.8	232.7
Customer advances	38.9	39.3
Deferred income	118.5	114.0
Accrued taxes	29.3	22.8
Employee compensation and benefits	58.4	67.8
Other accrued expenses	57.4	54.7
Total current liabilities	635.7	624.5
Long-term obligations, less current portion	74.9	81.0
Deferred income taxes	25.5	31.2
Employee benefit plans	228.8	224.1
Other noncurrent liabilities	32.7	36.8
Total liabilities before customer funds obligations	997.6	997.6
Customer funds obligations	5,015.9	4,342.9
Total liabilities	6,013.5	5,340.5

Common stock - $.01 par, authorized 500,000,000 shares, issued 151,567,406 and 151,567,406	1.5	1.5
Additional paid-in capital	936.9	931.0
Retained earnings	729.6	693.4
Treasury stock, at cost – 4,611,397 and 6,848,402 shares	(98.3)	(144.1)
Accumulated other comprehensive loss	(200.6)	(190.0)
Total stockholders’ equity	1,369.1	1,291.8
Total liabilities and stockholders’ equity	$7,382.6	$6,632.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$36.2	$22.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax (benefit) provision	(3.8)	0.5
Depreciation and amortization	21.0	20.3
Provision for doubtful accounts	1.8	2.4
Net periodic pension costs	2.9	2.8
Unrealized loss on derivative instruments	0.2	12.5
Gain on sale of marketable securities	(1.6)	(1.0)
Stock-based compensation	8.7	0.7
Excess tax benefits from stock-based compensation	(6.8)	—
Other	0.7	(0.4)
Changes in operating assets and liabilities:
Trade and other receivables	(24.2)	(44.3)
Accounts payable	(13.3)	(12.0)
Drafts and settlements payable	21.1	33.7
Deferred income	3.8	(2.9)
Employee compensation and benefits	(9.5)	(1.3)
Accrued taxes	12.7	11.5
Other current assets and liabilities	(7.6)	9.2
Net cash provided by operating activities	42.3	53.7
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(5.3)	(5.5)
Expended for software and development costs	(5.9)	(8.1)
Proceeds from sales of businesses and assets	6.7	22.4
Expended for acquisitions of investments and businesses, less cash acquired	—	(8.2)
Net cash (used for) provided by investing activities	(4.5)	0.6
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(4.9)	(20.3)
Repayment of other debt and long-term obligations	(3.1)	(2.5)
Repurchase of common stock	(8.0)	—
Excess tax benefits from stock-based compensation	6.8	—
Proceeds from stock option exercises and stock sales	44.3	2.3
Net cash provided by (used for) financing activities	35.1	(20.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.1)	(0.5)

NET CASH FLOWS PROVIDED	72.8	33.3
Cash and equivalents at beginning of period	335.6	220.7
Cash and equivalents at end of period	$408.4	$254.0

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

(Dollars in millions, except per share data)

NOTE 1 – GENERAL

Nature of Our Business

Ceridian Corporation (“Ceridian,” the “Company,” “we,” “our” or “us”) is an information services company principally serving the human resource, transportation and retail markets. Our human resource solutions (“HRS”) business segment enables customers to outsource a broad range of human resource processes. We have HRS operations primarily in the United States, Canada and the United Kingdom. Our Comdata business segment (“Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards. Comdata’s operations are located substantially in the United States with some operations in Canada.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accounting policies we follow are set forth in Note A, Accounting Policies, to the Company’s financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2005 (the “2005 Form 10-K”). The following notes should be read in conjunction with such policies and other disclosures in the 2005 Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005. We have reclassified certain prior period amounts to conform to the current period’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; the determination of the allowance for doubtful accounts and reserve for sales adjustment; and the resolution of tax matters. Further discussion on these estimates can be found in related disclosures elsewhere in the notes to our 2005 Form 10-K.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statement No. 133 and 140.”  The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately. The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets” that amends SFAS 140 regarding the circumstances under which a servicing asset or servicing liability must be recognized, the initial and subsequent measurement of recognized servicing assets and liabilities, and information required to be disclosed relating to servicing assets and liabilities. Further, the new standard allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair-value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. The new standard is effective for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

NOTE 2 – INVESTING ACTIVITY

Derivative Instruments

Interest Rate Derivative Instruments. As of March 31, 2006 and December 31, 2005 we did not hold any interest rate derivative instruments. On February 4, 2005, we disposed of our interest rate derivative instruments for cash proceeds of $21.0, which represented the fair market value of the instruments on the disposal date. From December 31, 2004 to the disposal date, we received $3.5 in cash for settlements on these derivative instruments. The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005.

Fuel Price Derivative Instruments. The revenue and net income of the transportation services business of Comdata is exposed to variability based on changes in fuel (both diesel fuel and gasoline) prices. For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue. Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $1.8, absent the effect of any diesel fuel price derivative instruments. In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.8, absent the effect of any gasoline price derivative instruments.

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price. We continuously monitor fuel price volatility and the cost of derivative instruments. For 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of diesel fuel price derivative instruments with similar terms at an average strike price of $1.92 per gallon. In October 2005, we entered into a diesel fuel price derivative instrument with a strike price of $2.61 per gallon on approximately 20% of our estimated diesel fuel price risk effective from January 1 until December 31, 2006. In January 2006, we entered into additional diesel fuel price derivative instruments bringing the total risk covered in 2006 to approximately 80% of our anticipated diesel fuel price risk with an average strike price of $2.55 per gallon effective until December 31, 2006. During the first quarter of 2006, there were payments of $0.7 to counterparties as well as an unrealized loss of $0.2, resulting in a $0.9 net loss reported in loss on derivative instruments on our consolidated statement of operations. During the first quarter of 2005, there were payments of $0.5 to counterparties as well as an unrealized loss of $6.7, resulting in a $7.2 net loss reported in loss on derivative instruments on our consolidated statement of operations. Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $0.5 recorded in other accrued expenses at March 31, 2006 and were reported as an asset of $0.5 recorded in other noncurrent assets and a liability of $0.8 recorded in other noncurrent liabilities at December 31, 2005. We expect to carry these diesel fuel price derivative instruments at fair market value for 2006.

Investments and Acquisitions of Businesses

Publicly Held Investments. At March 31, 2006 and December 31, 2005, we held 255,922 and 340,922 shares, respectively, of The Ultimate Software Group, Inc. (“Ultimate”) common stock with a carrying value of $6.6 and $6.5, respectively. During the first quarter of 2006, we sold 85,000 shares of Ultimate common stock for proceeds of $1.9 and a net gain of $1.6. During the first quarter of 2005, we sold 108,289 shares of Ultimate common stock for proceeds of $1.4 and a net gain of $1.0. Gains and losses on sales of marketable securities are reported in other income, net in our consolidated statements of operations.

The Ultimate securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the current market price. The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income. The cost and fair values of securities available for sale at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Cost	$1.0	$1.4
Gross unrealized gains	5.6	5.1
Fair value	$6.6	$6.5

Acquisitions of Businesses. In the first quarter of 2005, Comdata acquired Tranvia, Inc. (“Tranvia”), a merchant processor for credit, debit and prepaid cards and e-commerce activities for $8.2 and recorded goodwill of $5.1, other intangible assets totaling $3.4 and net liabilities of $0.3. The results of operations for Tranvia have been included in our consolidated results of operations since the date of acquisition. Pro forma financial information has not been presented because the impact of the acquisition was not material.

NOTE 3 – CAPITAL ASSETS

	March 31, 2006	December 31, 2005
Property, Plant and Equipment
Land	$3.0	$3.0
Machinery and equipment (accumulated depreciation of $200.0 and $200.8)	259.8	264.8
Buildings and improvements (accumulated depreciation of $44.7 and $44.3)	98.5	98.8
Total property, plant and equipment	361.3	366.6
Accumulated depreciation	(244.7)	(245.1)
Property, plant and equipment, net	$116.6	$121.5

Goodwill, net of Accumulated Amortization
At beginning of year	$936.5	$931.8
Acquisitions	—	5.2
Translation and other adjustments	(0.6)	(0.5)
At end of period	$935.9	$936.5

Software and Development Costs
Purchased software (accumulated amortization of $48.7 and $47.2)	$69.9	$69.3
Internally developed software costs (accumulated amortization of $64.7 and $60.1)	113.7	109.8
Total software and development costs	183.6	179.1
Accumulated amortization	(113.4)	(107.3)
Software and development costs, net	$70.2	$71.8

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $35.8 and $34.1)	$56.1	$56.1
Trademarks (accumulated amortization of $0.9 and $0.7)	0.9	0.9
Technology (accumulated amortization of $52.3 and $51.3)	62.2	62.3
Non-compete agreements (accumulated amortization of $8.4 and $7.9)	10.3	10.3
Total other intangible assets	129.5	129.6
Accumulated amortization	(97.4)	(94.0)
Other intangible assets, net	$32.1	$35.6

NOTE 4 – FINANCING

Debt and Capital Lease Obligations	March 31, 2006	December 31, 2005
Ceridian revolving credit facility	$35.4	$40.6
Comdata receivables securitization facility	55.0	55.0
Total revolving credit facilities	90.4	95.6
Capital lease obligations	9.5	10.9
Total debt and capital lease obligations	99.9	106.5
Less short-term debt and current portions of long-term debt and capital lease obligations	25.0	25.5
Long-term obligations, less current portions	$74.9	$81.0

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors, up to $400.0) for a combination of advances and letters of credit until November 18, 2010. The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (resulting in a total rate of 4.39% at March 31, 2006). This facility includes a $25.0 sublimit for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowings under the Canadian subfacility of the 2005 Revolving Credit Facility as of March 31, 2006 and December 31, 2005 were $35.4 and $40.6, respectively. The carrying amount approximates fair value. We have classified $20.5 and $20.7 as of March 31, 2006 and December 31, 2005, respectively, as a current liability based on management’s intent to repay this amount within the following twelve months. As of March 31, 2006, we utilized $2.8 of the 2005 Revolving Credit Facility for letters of credit, leaving an unused borrowing capacity of $211.8 of which we have designated $55.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2005, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 15, 2008 with similar terms. Under this facility Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”). The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (4.65% at March 31, 2006) plus program fees. However, in the event the Conduit is unable to sell commercial paper, the rate becomes either the Prime rate or LIBOR plus 1.5% at Comdata’s option. The amount outstanding at both March 31, 2006 and December 31, 2005 was $55.0, leaving an unused borrowing capacity of $95.0 as of both dates. The aggregate amount of receivables serving as collateral amounted to $267.6 at March 31, 2006, and $230.2 at December 31, 2005. The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables are not available to satisfy claims of creditors.

Other Debt Financing

At March 31, 2006 and December 31, 2005, Ceridian Centrefile maintained two overdraft facilities totaling £7.5 million. There was less than £0.1 outstanding as of March 31, 2006 and no amounts outstanding as of December 31, 2005. The overdraft facility in the amount of £6.5 million is in the process of being renewed.

In addition to the Canadian subfacility, Ceridian Canada had available at March 31, 2006 and December 31, 2005 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and guarantees that is renewed annually by the granting bank. The amounts of letters of credit outstanding under this facility were CDN $4.1 million ($3.5) at March 31, 2006 and December 31, 2005.

We remained in compliance with the debt covenants under our credit facilities at March 31, 2006.

Equity Activities

During the first quarter of 2006, we repurchased 311,500 shares of our common stock for $8.0 on the open market at an average net price of $25.77 per common share. There were no repurchases of common stock during the first quarter of 2005. As of March 31, 2006, we may repurchase up to 15,302,550 additional shares of our common stock under an existing authorization from our Board of Directors. We generally use our treasury stock to address our obligations under our stock compensation plans.

NOTE 5 – COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2006	2005

Net earnings	$36.2	$22.0
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(0.4)	(2.2)
Change in unrealized gain from marketable securities	2.1	1.8
Change in unrealized loss from invested customer funds	(16.7)	(18.6)
Change in pension liability adjustment	0.1	0.1
Less realized gain on:
Marketable securities sold or settled in this period	(1.6)	(1.0)
Other comprehensive loss before income taxes	(16.5)	(19.9)
Income tax benefit	5.9	6.6
Other comprehensive loss after income taxes	(10.6)	(13.3)
Comprehensive income	$25.6	$8.7

NOTE 6 – CUSTOMER FUNDS

Customer funds are invested in high quality collateralized short-term investments or money market mutual funds as well as debt securities issued by U.S. or Canadian governments and agencies, AAA-rated asset-backed securities and corporate securities rated A3/A- or better. Investments of customer funds are reported at fair value. The after-tax impact of unrealized gains and losses resulting from periodic revaluation of these securities are reported in accumulated other comprehensive loss in stockholders’ equity. At March 31, 2006 and December 31, 2005, the related amortized cost of customer funds exceeded the fair value of investments by $18.4 and $1.7, respectively, as a result of changes in interest rates.

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from invested customer funds included in revenue for the three months ended March 31, 2006 and 2005 amounted to $36.1 and $27.0, respectively. Investment income includes realized gains and losses from sales of customer fund investments.

The amortized cost and fair value of investments of customer funds available for sale at March 31, 2006 and December 31, 2005 were as follows:

Investments of Customer Funds at March 31, 2006

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Money market securities and other cash equivalents	$3,358.6	$—	$—	$3,358.6
Available for sale investments:
U.S. government and agency securities	911.5	—	(20.3)	891.2
Canadian and provincial government securities	378.0	5.3	(0.8)	382.5
Corporate debt securities	249.5	0.4	(2.8)	247.1
Asset-backed securities	79.0	0.1	(0.2)	78.9
Mortgage-backed and other securities	28.8	0.1	(0.2)	28.7
Total available for sale investments	1,646.8	5.9	(24.3)	1,628.4
Invested customer funds	5,005.4	$5.9	$(24.3)	4,987.0
Trust receivables	10.5			10.5
Total customer funds	$5,015.9			$4,997.5

Investments of Customer Funds at December 31, 2005

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Money market securities and other cash equivalents	$2,705.1	$—	$—	$2,705.1
Available for sale investments:
U.S. government and agency securities	905.9	1.4	(11.9)	895.4
Canadian and provincial government securities	381.2	9.6	(0.2)	390.6
Corporate debt securities	248.0	1.2	(2.1)	247.1
Asset-backed securities	63.1	0.6	(0.2)	63.5
Mortgage-backed and other securities	29.8	0.1	(0.2)	29.7
Total available for sale investments	1,628.0	12.9	(14.6)	1,626.3
Invested customer funds	4,333.1	$12.9	$(14.6)	4,331.4
Trust receivables	9.8			9.8
Total customer funds	$4,342.9			$4,341.2

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(16.4)	$774.1	$(3.9)	$117.1	$(20.3)	$891.2
Canadian and provincial government securities	(0.8)	91.2	—	—	(0.8)	91.2
Corporate debt securities	(1.3)	100.0	(1.5)	43.7	(2.8)	143.7
Asset-backed securities	(0.1)	22.2	(0.1)	13.5	(0.2)	35.7
Mortgage-backed and other securities	(0.1)	15.5	(0.1)	1.4	(0.2)	16.9
Total available for sale investments	$(18.7)	$1,003.0	$(5.6)	$175.7	$(24.3)	$1,178.7

Management does not believe any individual unrealized losses as of March 31, 2006 represent an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of Customer Funds by Maturity Date at March 31, 2006

	Amortized Cost	Fair Value
Due in one year or less	$3,591.5	$3,591.6
Due in one to three years	509.7	502.7
Due in three to five years	502.6	491.1
Due after five years	401.6	401.6
Invested customer funds	$5,005.4	$4,987.0

NOTE 7 – RETIREMENT PLANS

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	Three Months Ended March 31,
Net Periodic Pension Cost	2006	2005
Service cost	$1.0	$1.0
Interest cost	10.2	10.3
Expected return on plan assets	(11.8)	(11.7)
Net amortization and deferral	4.2	4.1
Net periodic pension cost	$3.6	$3.7

	Three Months Ended March 31,
Net Periodic Postretirement Benefit Cost	2006	2005
Service cost	$—	$—
Interest cost	0.7	0.8
Actuarial loss amortization	0.1	0.1
Net periodic postretirement benefit cost	$0.8	$0.9

NOTE 8 – STOCK-BASED COMPENSATION

In December 2004, FASB issued SFAS 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method, under which prior periods are not retroactively restated. The valuation provisions of SFAS123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon adoption of SFAS 123R, we recognized a one-time gain of $0.4 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. There was no impact on previously reported interim periods upon the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for our equity grants. Accordingly, no compensation expense was recognized for stock purchase rights granted in connection with the issuance of stock options under our employee stock option plans or employee stock purchase plans; however, compensation expense was recognized in connection with the issuance of restricted stock. The adoption of SFAS 123R primarily resulted in a change in our method of recognizing the fair value of stock-based compensation and estimating forfeitures for all unvested awards. The following table shows the effect of adopting SFAS 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB 25:

	Three Months Ended March 31, 2006
	As Reported	Pro Forma Under APB No. 25	Difference
Earnings before income taxes	$58.7	$65.2	$(6.5)
Net earnings	$36.2	$40.4	$(4.2)
Cash flows from operating activities	$42.3	$49.1	$(6.8)
Cash flows from financing activities	$35.1	$28.3	$6.8
Earnings per share:
Basic	$0.25	$0.28	$(0.03)
Diluted	$0.24	$0.27	$(0.03)

Results of operations for the three months ended March 31, 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, net income and earnings per share for the three months ended March 31, 2005 would have been as follows:

Pro Forma Effect of Fair Value Accounting	Three Months Ended March 31, 2005

Net earnings as reported	$22.0
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.6)
Pro forma net earnings	$19.9
Basic earnings per share as reported	$0.15
Pro forma basic earnings per share	$0.13
Diluted earnings per share as reported	$0.15
Pro forma diluted earnings per share	$0.13

We maintained stock-based compensation plans for non-employee directors, officers, employees, consultants and independent contractors.

Our 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), authorizes the issuance of up to 6,000,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. Eligible participants in the 2004 LTSIP include our employees, officers, consultants, advisors and non-employee directors. Awards may be granted under the 2004 LTSIP until May 11, 2014. As of March 31, 2006, 2,720,026 shares were available for future grants under the 2004 LTSIP.

Our Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorizes the issuance of up to 27,000,000 common shares in connection with similar awards. Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors. Awards may be granted under the 2001 LTSIP until November 27, 2010. As of March 31, 2006, 1,260,679 shares were available for future grants under the 2001 LTSIP.

The Company has also granted non-qualified stock options to employees who were not executive officers or directors pursuant to our 2002 Employee Stock Incentive Plan (“2002 ESIP”). The 2002 ESIP was terminated on May 12, 2004 in connection with the approval by our shareholders of the 2004 LTSIP. All outstanding awards under the 2002 ESIP remained in effect at the time of termination of this plan.

Stock options awarded under the 2004 LTSIP, 2001 LTSIP and 2002 ESIP generally vest annually either over a three-year period or on a specific date if certain performance criteria were satisfied, have either a 5-year or 10-year term and have an exercise price that may not be less than the fair market value of the underlying stock at the date of grant. The stock award agreements under these plans include a “retirement eligible” feature that accelerates the end of the requisite service period to the retirement eligibility date for recipients who are age 55 or older and have 10 years of qualified employment service. As a result of this feature, we recognized additional compensation expense of $4.9 in the first quarter of 2006. For awards granted prior to January 1, 2006, compensation expense is recognized evenly over the requisite service period of each individual vesting increment. For awards granted subsequent to January 1, 2006, compensation expense is recognized evenly over the requisite service period, which is usually the entire vesting period, of each grant. Subsequent to January 1, 2006, the fair value of grants and awards received by retirement eligible employees are expensed when granted.

Our Amended and Restated 2001 Director Performance Incentive Plan (“2001 DPIP”), which expired in May 2005, authorized the issuance of common shares in connection with awards of stock options, restricted stock and deferred restricted stock units to our non-employee directors. All outstanding awards under the 2001 DPIP remained in effect at the time of expiration of this plan. Since the expiration of the 2001 DPIP, equity awards made to non-employee directors are under the 2004 LTSIP.

Prior to January 1, 2006, an annual grant of a non-qualified stock option to purchase 4,000 shares was made to each eligible non-employee director at the time of election or re-election to the Board, with such grants becoming fully exercisable six months after the date of grant. The exercise price of the options was the fair market value of the underlying stock at the date of grant, and the options expire in ten years. Effective January 1, 2006, the amount of shares underlying the annual grant of non-qualified stock options was increased to 8,000 shares. Such grants will vest annually over a three year period after the date of grant. The exercise price of the options will be the fair market value of the underlying stock at the date of grant, and the options will expire in five years.

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

A one-time award of restricted stock is made to each non-employee director when the director first joins the Board with restrictions on transfer that ordinarily lapse annually over a five-year period. Prior to January 1, 2006, the number of shares awarded had a fair market value equal to two and one-half times the then-current annual Board retainer paid to non-employee directors. Subsequent to January 1, 2006, the number of shares awarded had a fair market value of $0.2.

We have reserved 500,000 common shares for issuance under the 2001 Savings-Related Share Option Plan (“2001 SAYE”) for our employees in the United Kingdom. At March 31, 2006, 59,559 shares of common stock remain eligible to be purchased under the 2001 SAYE. No future participation will be permitted in this plan.

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

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2006	2005
Stock-based compensation costs included in:
Cost of revenue	$1.5	$—
Selling, general and administrative	7.1	0.7
Research and development	0.1	—
Total stock-based compensation costs	8.7	0.7
Amounts capitalized	—	—
Amounts charged against income, before income tax benefit	8.7	0.7
Income tax benefit related to stock-based compensation included in net earnings	(3.1)	(0.2)
Net compensation expense included in net earnings	$5.6	$0.5

Stock option activity in the three months ended March 31, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	16,572,506	$17.92
Granted	1,512,150	$25.80
Exercised	(2,595,539)	$17.46
Forfeited or expired	(234,655)	$19.30
Options outstanding at March 31, 2006	15,254,462	$18.76	2.82	$102.7
Options exercisable at March 31, 2006	10,882,643	$17.76	2.33	$83.9

Other information pertaining to options was as follows:

	Three Months Ended March 31,
	2006	2005
Fair value of stock options vested	$14.1	$19.2
Total intrinsic value of stock options exercised	$20.6	$0.5

The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2006 and 2005 was $8.68 and $6.00, respectively. For the three months ended March 31, 2006, cash received from the exercise of stock options was $44.3 with a related tax benefit of $6.8. At March 31, 2006 there was $16.5 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.39 years.

The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected lives in years	4.18	3.91
Expected volatility	33.8%	35.5%
Expected dividend rate	—	—
Risk-free interest rate	4.3%	4.1%

For the three months ended March 31, 2006, we used a projected expected life for each award granted based on historical experience of our employees’ exercise behavior. We stratify our employee population based upon distinctive exercise behavior patterns. Expected volatility is based on historical daily volatility levels of our common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues.

Restricted stock unit activity in the three months ended March 31, 2006 was as follows:

	Number of Restricted Stock Units	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Units outstanding at January 1, 2006	3,747
Granted	345,599
Converted	(576)
Forfeited	(4,400)
Units outstanding at March 31, 2006	344,370	1.87	$8.8
Undelivered vested units at March 31, 2006	3,171

The intrinsic value of the converted restricted stock units during the three months ended March 31, 2006 was less than $0.1. There were no restricted stock units converted during the three months ended March 31, 2005. There were no restricted stock units vested during the three months ended March 31, 2006 and 2005. As of

March 31, 2006, there was $6.1 of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.88 years.

Restricted stock award activity in the three months ended March 31, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2006	308,416	$18.48
Granted	7,350	$24.85
Vested	(133,864)	$17.98
Forfeited	(8,516)	$19.64
Nonvested balance as of March 31, 2006	173,386	$19.07

The fair value of restricted stock vested during the three months ended March 31, 2006 and 2005 was $2.4 and $2.0. As of March 31, 2006, there was $2.7 of total restricted stock award compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.70 years.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees

SourceWeb was a payroll platform within the HRS business segment. On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. for $4.0. As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate. As of March 31, 2006 and December 31, 2005 the remaining liability was $12.5 and $13.9, respectively. Future payments of principal and interest under this obligation will amount to $4.8 in 2006, $6.6 in 2007 and $1.7 in 2008.

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

NOTE 10 – SEGMENT DATA

	Three Months Ended March 31,
	2006	2005
Revenue:
HRS	$279.9	$265.2
Comdata	104.4	92.2
Total Ceridian	$384.3	$357.4

Earnings before Interest and Taxes (EBIT):
HRS	$21.6	$12.3
Comdata	34.3	23.1
Total Ceridian	55.9	35.4
Interest income (expense), net	2.8	(0.2)
Earnings before income taxes	$58.7	$35.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our 2005 Form 10-K, as such factors are amended and supplemented by the risk factors contained in Part II, Item IA, “Risk Factors” of this report. Such important factors include:

•                  Our ability to attract and retain customers, sell additional products and services to existing customers, and introduce new or enhanced products and services

•                  The speed at which we are able to increase operational efficiencies and reduce operating costs

•                  Competitive conditions

•                  The loss of our contract with the U.S. Department of Defense

•                  Breach of our information technology security or loss of customer data

•                  Political and economic factors such as trade, monetary and fiscal policies and interest rates, employment levels and fuel prices

•                  Volatility associated with Comdata’s fuel price derivative instruments

•                  The effect of changes in governmental regulations relating to employee benefits, taxes, funds transfer, the timing and amount of remittances of customer deposits, changes in interest rates and other matters

•                  Success of investments and initiatives to improve our businesses and technology

•                  Problems effecting system upgrades and conversions

•                  Our speed to market with new or enhanced technology

•                  Our ability to protect client data and maintain operations following a catastrophic occurrence

•                  Our ability to attract and retain talented people who work effectively together and to recruit a successor for our chief executive officer

•                  International operations risks

•                  Relationships with key vendors and suppliers

•                  Liability for failures in legal compliance

•                  Risks associated with litigation, including the pending stockholder litigation, the ongoing SEC investigation and other governmental investigations and similar matters

•                  Our ability to implement and execute our strategic plans to achieve our strategic goals

•                  Acquisition risks

•                  Our $250 million revolving credit and $150 million Comdata receivables securitization facilities may restrict our operating flexibility

•                  A material weakness in our internal controls over financial reporting

You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this report and (ii) the consolidated financial statements and related notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2005 Form 10-K. In this discussion, “SG&A expense” refers to our selling, general and administrative expense and “R&D expense” refers to our research and development expense. Any reference to a “note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated.

Ceridian Corporation (“Ceridian,” the “Company,” “we,” “our” or “us”) is an information services company principally serving the human resource, transportation and retail markets. Our human resource solutions (“HRS”) business segment enables customers to outsource a broad range of human resource processes. We have HRS operations primarily in the United States, Canada and the United Kingdom. Our Comdata business segment (“Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards. Comdata’s operations are located substantially in the United States with some operations in Canada.

As described in Note 8 – Stock-Based Compensation Plans, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R as of January 1, 2006 to account for grants of stock options and awards of restricted common stock and restricted common stock units. SFAS 123R requires that we measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant and recognize this cost as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon adoption of SFAS 123R, we recognized a one-time gain of $0.4 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. There was no impact on previously reported interim periods upon the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for our equity grants. Accordingly, no compensation expense was recognized for stock purchase rights granted in connection with the issuance of stock options under our employee stock option plans or employee stock purchase plans; however, compensation expense was recognized in connection with the issuance of restricted stock. The adoption of SFAS 123R primarily resulted in a change in our method of recognizing the fair value of stock-based compensation and estimating forfeitures for all unvested awards.

As presented in Note 8 and in the following discussion, this change in accounting affected the comparison of our pre- and post-adoption costs and expenses and the resulting pre-tax and net earnings and earnings per share. The impact of adoption in the first quarter of 2006 was heightened by the existence of a “retirement eligible” feature that accelerates the end of the requisite service period to the retirement eligibility date for recipients who are age 55 or older and have 10 years of qualified employment service. As a result of this feature, we recognized an additional compensation expense of $4.9 million in the first quarter of 2006.

RESULTS OF OPERATIONS

Statements of Operations First Quarter Comparisons

(Dollars in millions, except per share	Amount		Inc (Dec)		% of Revenue
data)	2006	2005	$	%	2006	2005

Revenue	$384.3	$357.4	26.9	7.5	100.0	100.0
Cost of revenue	205.7	193.0	12.7	6.6	53.5	54.0
SG&A expense	115.5	114.1	1.4	1.2	30.1	31.9
R&D expense	7.8	6.4	1.4	21.9	2.0	1.8
Loss on derivative instruments	0.9	9.5	(8.6)	(90.9)	0.2	2.6
Other income, net	(1.5)	(1.0)	(0.5)	(59.4)	(0.4)	(0.2)
Interest income	(4.1)	(1.4)	(2.7)	NM	(1.1)	(0.4)
Interest expense	1.3	1.6	(0.3)	(16.2)	0.4	0.4
Total costs and expenses	325.6	322.2	3.4	1.0	84.7	90.2
Earnings before income taxes	58.7	35.2	23.5	67.0	15.3	9.8
Income tax provision	22.5	13.2	9.3	70.7	5.9	3.7
Net earnings	$36.2	$22.0	14.2	64.8	9.4	6.1
Diluted earnings per common share	$0.24	$0.15	0.09	60.0

“NM” represents comparisons that are not meaningful to this analysis.

Consolidated Results - Overview

Total revenue increased $26.9 million to $384.3 million, or 7.5%, in the first quarter of 2006 compared to $357.4 million in the first quarter of 2005. The HRS business segment revenue increased $14.7 million primarily due to higher interest income on invested customer funds resulting from higher interest rates, increased customer float balance, stable customer retention and higher customer employment levels, and our Comdata business segment revenue increased $12.2 million due to higher customer demand and the benefit of higher fuel prices.

HRS revenue in the first quarter of 2006 was $279.9 million, an increase of $14.7 million, or 5.6%, compared to $265.2 million in the first quarter of 2005. The increase was primarily driven by increases of $9.0 million from invested customer funds, $2.2 million from work-life and employee assistance services provided to U.S. Armed Services personnel under contract with the U.S. Department of Defense, and $0.9 million from the effect of foreign currency translation. The remaining increase is due to the addition of new customers, selling additional services to existing customers and price increases.

Comdata revenue in the first quarter of 2006 was $104.4 million, an increase of $12.2 million, or 13.2%, compared to $92.2 million in the first quarter of 2005. The increase was primarily due to

$9.7 million from increased customer demand and price increases and $2.5 million from higher fuel prices. For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total cost of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and corresponding Comdata revenue.

Total costs and expenses increased $3.4 million, or 1.0%, to $325.6 million in the first quarter of 2006 compared to $322.2 million in the first quarter of 2005.

Cost of revenue as a percent of revenue improved from 54.0% in the 2005 quarter to 53.5% in 2006 primarily due to improved efficiencies resulting from reorganization efforts principally in our payroll processing and tax filing operations, higher yields on HRS invested customer funds during the first quarter of 2006, and the impact of higher fuel prices on Comdata revenue.

SG&A expense in the first quarter of 2006 increased $1.4 million, or 1.2%, to $115.5 million from $114.1 million in the first quarter of 2005 due to $6.4 million in stock-based compensation expense in connection with the adoption of SFAS 123R and $1.6 million due to increased staffing, compensation and advertising expense, partially offset by decreases due to a $1.5 million decrease in severance expense, a $1.8 million decrease in commission expense resulting from a reduction of 2005 order volume compared to 2004, a $0.6 million decrease in bad debt expense, and cost savings resulting from our payroll processing and tax filing operations reorganization.

R&D expense in the first quarter of 2006 increased $1.4 million, or 21.9%, to $7.8 million, from $6.4 million in the first quarter of 2005 due to a planned increase in R&D expenditures and an increase in application development costs for existing products and services.

The loss on derivative instruments decreased to $0.9 million in the first quarter of 2006 from $9.5 million in the first quarter of 2005. $6.3 million of the decrease was primarily due to higher diesel fuel futures prices relative to our diesel fuel derivative instrument prices at March 31, 2005 than at March 31, 2006. In addition, we sold our interest rate derivative instruments in February 2005 and recorded a $2.3 million loss for the first quarter of 2005.

Interest income increased $2.7 million to $4.1 million in the first quarter of 2006 compared to the first quarter of 2005 due to both a higher average level of cash and equivalents and higher interest rates. Interest expense decreased $0.3 million to $1.3 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a lower average level of outstanding interest bearing obligations.

Income taxes increased $9.3 million to $22.5 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased earnings. The reported effective tax rate for the first quarter of 2006 was 38.3% compared to 37.5% for the first quarter of 2005. The increase in the effective tax rate in the first quarter of 2006 compared to 2005 was due to a $0.5 million favorable tax settlement in the first quarter of 2005.

Business Segment Results

Our business is classified into two reportable segments:  HRS and Comdata. We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments. Revenue between business segments is not material and is eliminated upon consolidation. Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments. Corporate center costs include medical, workers compensation, casualty and property insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs. Certain of these costs are charged to the business segment based on usage and the remainder is allocated on a consistent basis based on a percentage of revenue.

HRS

Statements of Operations First Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions	2006	2005	$	%	2006	2005

Revenue	$279.9	$265.2	14.7	5.6	100.0	100.0
Cost of revenue	158.8	151.2	7.6	5.0	56.7	57.0
SG&A expense	95.2	95.4	(0.2)	(0.1)	34.0	35.9
R&D expense	5.8	5.0	0.8	15.5	2.1	1.9
Loss on derivative instruments	—	2.3	(2.3)	NM	—	0.9
Other income, net	(1.5)	(1.0)	(0.5)	(57.6)	(0.5)	(0.3)
EBIT	$21.6	$12.3	9.3	76.4	7.7	4.6

HRS revenue increased $14.7 million, or 5.6%, to $279.9 million in the first quarter of 2006 compared to $265.2 million in the first quarter of 2005. Revenue from U.S. operations increased $11.5 million, revenue from operations conducted in Canada, through Ceridian Canada Ltd. (“Ceridian Canada”) increased $4.8 million, and revenue from operations in the United Kingdom, through Ceridian Centrefile Limited (“Ceridian Centrefile”) decreased $1.6 million.

The increase in revenue from U.S. operations was primarily driven by an $8.0 million increase in payroll processing, tax filing and human resource services (“Payroll and Tax Services”), a $2.4 million increase from benefits administration services (“Benefit Services”), and a $1.1 million increase in work-life and employee assistance programs (“LifeWorks”). The increase in Payroll and Tax Services revenue was mainly driven by a $7.8 million increase in interest income earned on invested customer funds, including $6.8 million from a higher average yield and $1.0 million from a higher average invested balance, and the addition of new customers, selling additional services to existing customers and price increases. This increase was partially offset by a $2.7 million reduction due to the sale of our SourceWeb payroll platform and the reorganization within U.S. HRS Payroll and Tax Services that occurred in the first quarter of 2005. The increase in Benefit Services revenue was driven by $1.0 million from additional customers, $0.6 million from increased customer employee participation, price increases of $0.5 million, and increased interest income of $0.3 million. LifeWorks revenue increased $2.2 million due to increased sales of services under contract with the U.S. Department of Defense, which was partially offset by a $1.1 million reduction in revenue from commercial customers.

The Ceridian Canada revenue increase of $4.8 million was driven by $2.5 million due to the strengthening of the Canadian dollar against the U.S. dollar, with the remainder attributed to increased investment income and growth in the payroll base. Ceridian Centrefile revenue decreased $1.6 million principally due to the weakening of the British pound sterling against the U.S. dollar.

Cost of revenue as a percent of revenue improved to 56.7% in the first quarter of 2006 from 57.0% in the first quarter of 2005. The improvement was mainly due to increased interest income on invested customer funds without significant incremental costs, and the result of reducing costs through reorganization efforts, partially offset by increased service delivery costs in the LifeWorks business. First quarter 2006 costs included an additional $1.1 million for stock-based compensation.

SG&A expense for HRS decreased $0.2 million to $95.2 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a decrease of $5.3 million in selling expense largely offset by an increase of $5.1 million related to other general and administrative expense. Selling expense decreased due to cost savings resulting from our Payroll and Tax Services reorganization, $1.8 million of reduced commission expense resulting from a reduction of 2005 order volume compared to 2004, and $1.5 million due to lower severance expense, partially offset by a $0.6 million increase due to stock-based compensation expense. The increase in general and administrative expense was primarily due to the addition of $4.2 million in stock-based compensation expense in connection with the adoption of SFAS 123R.

R&D expense for HRS increased $0.8 million to $5.8 million in the first quarter of 2006 compared to the first quarter of 2005, primarily due to a planned increase in R&D expenditures.

We maintained interest rate derivatives for the purpose of mitigating interest rate risk on customer funds until February 2005. In the first quarter of 2005, we recorded a loss of $2.3 million associated with the disposition of these derivative instruments.

Other income, net for HRS includes gains on sales of marketable securities of $1.6 million in the first quarter of 2006 compared to $1.0 million in the first quarter of 2005.

HRS EBIT increased $9.3 million to $21.6 million or 7.7% of revenue in the first quarter of 2006 compared to $12.3 million or 4.6% of revenue in the first quarter of 2005. The increase was primarily due to an improvement in operating performance in the U.S. HRS business and Ceridian Canada operations. EBIT from LifeWorks continues to be a major contributor to U.S. HRS EBIT, although at a lower level than in the first quarter of 2005. Benefit Services and Payroll and Tax Services improved from a loss in the first quarter of 2005 to a profit in the first quarter of 2006. Ceridian Canada’s EBIT improved due to strengthening of the Canadian dollar and increased investment income. Ceridian Centrefile’s EBIT was flat in the first quarter of 2006 compared to the first quarter of 2005.

Comdata

Statements of Operations First Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005

Revenue	$104.4	$92.2	12.2	13.2	100.0	100.0
Cost of revenue	46.9	41.8	5.1	12.3	45.0	45.3
SG&A expense	20.3	18.7	1.6	7.8	19.4	20.4
R&D expense	2.0	1.4	0.6	45.6	1.9	1.5
Loss on derivative instruments	0.9	7.2	(6.3)	(88.0)	0.8	7.7
Other income, net	—	—
EBIT	$34.3	$23.1	11.2	48.5	32.9	25.1

Comdata revenue increased $12.2 million or 13.2% to $104.4 million in the first quarter of 2006 from $92.2 million in the first quarter of 2005. Revenue from transportation services increased $7.3 million and revenue from retail services increased $4.9 million.

The increase in revenue from transportation services related primarily to revenue from the long haul business, which increased $4.0 million including a $2.0 million increase resulting from higher fuel prices. A 0.5% increase in transaction volume in 2006 over 2005, reflecting the growing acceptance of the BusinessLink card, provided the remaining $2.0 million increase in long haul revenue. Local fleet revenue increased $1.4 million in 2006 over 2005, primarily due to $0.6 million from higher fuel prices as well as increased utilization by major local fleet customers of Comdata’s products and services, including the BusinessLink card. The remaining increase in transportation services revenue in the first quarter of 2006 compared to the first quarter of 2005 of $1.9 million included an increase of $1.7 million from regulatory compliance services, due largely to price increases related to improved delivery of services.

Revenue from retail services increased $4.9 million in the first quarter of 2006 over the first quarter of 2005 primarily due to higher levels of retail cards in use, greater transaction volume and the addition of new customers. Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer. Cards delivered increased by approximately 29% and transactions processed increased approximately 24% in the first quarter of 2006 compared to the first quarter of 2005.

Comdata cost of revenue as a percent of revenue improved to 45.0% in the first quarter of 2006 from 45.3% in the first quarter of 2005. The improvement was primarily due to higher margins on fuel transactions resulting from higher fuel prices. First quarter 2006 costs included an additional $0.4 million for stock-based compensation expense in connection with the adoption of SFAS 123R.

SG&A expense increased $1.6 million, or 7.8%, to $20.3 million in the first quarter of 2006 compared to the first quarter of 2005. Selling expense increased $1.5 million as a result of increases in staffing, compensation and advertising, largely related to retail services and regulatory compliance, including $0.1 million of stock-based compensation expense in connection with the adoption of SFAS 123R. General and administrative expense increased

$1.5 million related to stock-based compensation in connection with the adoption of SFAS 123R, largely offset by a $1.0 million decrease in bad debt expense.

R&D expense increased $0.6 million, or 45.6%, to $2.0 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a higher level of application development costs for existing products and services and product development relating to the BusinessLink card.

The loss on derivative instruments related to diesel fuel price derivative instruments decreased to $0.9 million in the first quarter of 2006 from $7.2 million in the first quarter of 2005 due to higher diesel fuel futures prices relative to our diesel fuel derivative instrument prices at March 31, 2005 than at March 31, 2006. Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price. During late 2005 and early 2006, we acquired diesel fuel price derivative instruments covering approximately 80% of our anticipated 2006 diesel fuel price related earnings exposure with an average strike price of $2.55 per gallon. During 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of instruments with an average strike price of $1.92 per gallon.

Comdata EBIT increased $11.2 million to $34.3 million or 32.9% of revenue in the first quarter of 2006 compared to $23.1 million or 25.1% of revenue in the first quarter of 2005 primarily due to the benefit of higher fuel prices on revenue and the reduced loss on derivative instruments. Transportation services and retail services both had positive contributions to EBIT during the quarter.

Cash Flows

Cash Balances and Operating Activities

During the first quarter of 2006, our cash and equivalents increased $72.8 million to $408.4 million primarily driven by $36.2 million in net earnings and $44.3 million of proceeds from the exercise of stock options, partially offset by an increase in working capital requirements of $17.0 million, $11.2 million of capital expenditures, $8.0 million in repurchases of our common stock, and $8.0 million in debt repayments. During the first quarter of 2005, our cash and equivalents increased $33.3 million to $254.0 million due to $22.0 million in net earnings and $22.4 million in proceeds from the sales of businesses and assets, partially offset by debt repayments of $22.8 million and capital expenditures of $13.6 million.

Cash flows from operating activities provided cash of $42.3 million for the first quarter of 2006, compared to cash provided of $53.7 million in the first quarter of 2005. The decrease of $11.4 million in operating cash flows during the first quarter of 2006 compared to the first quarter of 2005 largely reflected an increase of $10.9 million in net cash outflows from working capital activities.

Investing Activities

Cash flows from investing activities used cash of $4.5 million for the first quarter of 2006, compared to cash provided of $0.6 million for the first quarter of 2005. During the first quarter of 2006, our capital expenditures included $5.3 million for property and equipment and $5.9 million for software and development costs. During the first quarter of 2005, our capital expenditures included $5.5 million for property and equipment and $8.1 million for software and development costs. Our expenditures during the first quarter of 2005 for acquisitions of investments and businesses (net of cash acquired) included Comdata’s $8.2 million purchase of Tranvia, Inc., a provider of merchant card processing services. Cash inflows during the first quarter of 2006 from sales of businesses and assets amounted to $6.7 million due to the sale of assets. Cash inflows from sales of businesses and assets during the first quarter of 2005 amounted to $22.4 million, including $21.0 million from the disposition of our HRS interest rate derivative instruments, and $1.4 million from the sale of assets.

Financing Activities

Cash flows from financing activities provided cash of $35.1 million for the first quarter of 2006, compared to cash used of $20.5 million in the first quarter of 2005. During the first quarter of 2006, we reduced Ceridian Canada’s borrowings under our $250.0 million revolving credit facility by $4.9 million. During the first quarter of 2005, we reduced the amount outstanding under the $150.0 million Comdata receivables securitization facility by $20.0 million to $55.0 million, which remains the amount outstanding at March 31, 2006. We also made payments on capital leases of $1.6 million and $1.2 million in the first quarter of 2006 and 2005, respectively, and royalty payments relating to our SourceWeb payroll platform which we disposed of on December 31, 2004 of $1.5 million and $1.3 million in the first quarter of 2006 and 2005, respectively.

During the first quarter of 2006, we repurchased 311,500 shares of our common stock on the open market at an average net price of $25.77 per share, resulting in financing cash outflows of $8.0 million for settled trades. There were no repurchases of our stock during the first quarter of 2005. The benefit of tax deductions in excess of recognized compensation expense related to stock-based compensation is classified as a financing cash flow and accordingly $6.8 million was reclassified from operating activities in accordance with the requirements of SFAS 123R. Proceeds from exercises of stock options during the first quarter of 2006 amounted to $44.3 million. Proceeds from exercises of stock options and employee stock plan purchases during the first quarter of 2005 amounted to $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under our credit facilities. We expect to use our cash flows for capital expenditures, investments in software and development costs, potential acquisitions, repayment of debt, stock repurchases and potential pension plan contributions. Cash balances and cash flows are discussed under the section of this discussion entitled “Cash Flows.”  Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in the preceding section of this discussion entitled “Results of Operations” and in several of the risks identified at the beginning of this discussion.

On November 18, 2005, we entered into a five-year, $250.0 million revolving credit agreement (“2005 Revolving Credit Facility”). The 2005 Revolving Credit Facility provides for up to $250.0 million (subject to possible increase, at our request as authorized by our Board of Directors up to $400.0 million) for a combination of advances and letters of credit until November 18, 2010. The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (resulting in a total rate of 4.39% at March 31, 2006). This facility includes a $25.0 million sublimit for swingline loans, a $100.0 million U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 million U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. In connection with the repatriation of funds from

Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowings under the Canadian subfacility of the 2005 Revolving Credit Facility as of March 31, 2006 and December 31, 2005 were $35.4 million and $40.6 million, respectively. In addition, as of March 31, 2006, we utilized $2.8 million of the 2005 Revolving Credit Facility for letters of credit, leaving an unused borrowing capacity of $211.8 million. Of the $35.4 million outstanding under our 2005 Revolving Credit Facility, $20.5 million is classified as a current liability on our consolidated balance sheet at March 31, 2006 since it is our intention to repay this amount within the following twelve months. $55.0 million of the $211.8 million unused borrowing capacity has been designated as backup to the Comdata receivables securitization facility described below.

In addition, at March 31, 2006 and December 31, 2005, we had a $150.0 million receivables securitization facility with a term ending in June 2008, which uses selected Comdata trade receivables as collateral for borrowings (the “Comdata Credit Facility”). Under this facility Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”). The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (4.65% at March 31, 2006) plus program fees. However, in the event the Conduit is unable to sell commercial paper, the rate becomes either the Prime rate or LIBOR plus 1.5% at Comdata’s option. The amount outstanding under this facility was $55.0 million at both March 31, 2006 and December 31, 2005, leaving an unused borrowing capacity of $95.0 million as of both dates. As of March 31, 2006 and December 31, 2005, the aggregate amount of receivables serving as collateral amounted to $267.6 million and $230.2 million, respectively. Since we have the capability under our 2005 Revolving Credit Facility and the intention of continuing our use of short-term borrowings under our Comdata Credit Facility, its outstanding balance of $55.0 million at March 31, 2006 and December 31, 2005 is reported in noncurrent liabilities on our consolidated balance sheet.

At March 31, 2006 and December 31, 2005, Ceridian Centrefile maintained two overdraft facilities totaling £7.5 million. There was less than £0.1 million outstanding as of March 31, 2006 and no amounts outstanding as of December 31, 2005. The overdraft facility in the amount of £6.5 million is in the process of being renewed.

In addition to the Canadian subfacility, Ceridian Canada had available at March 31, 2006 and December 31, 2005 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and guarantees that is renewed annually by the granting bank. The amounts of letters of credit outstanding under this facility were CDN $4.1 million ($3.5 million) at March 31, 2006 and December 31, 2005.

We are in compliance with all covenants related to our credit facilities. The terms of the 2005 Revolving Credit Facility requires that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. The Comdata Credit Facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

As described in the preceding discussion of financing activities in the “Cash Flows” section of this discussion, we repurchased 311,500 shares of Ceridian common stock pursuant to our stock repurchase program during the first quarter of 2006. As of March 31, 2006, we were authorized to purchase up to 15,302,550 additional shares of our common stock under the authorization from our Board of Directors. We generally use our treasury stock to address our obligations under our stock compensation plans.

Our contractual commitments and contingencies at December 31, 2005 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in the 2005 Form 10-K. There have been no material changes to these contractual commitments and contingencies during the three months ended March 31, 2006.

CRITICAL ACCOUNTING POLICIES

Other than the inclusion of stock-based compensation as a significant accounting policy and critical accounting estimate effective with our adoption of SFAS 123R on January, 1, 2006, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in the 2005 Form 10-K.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is usually the vesting period. We elected the modified-prospective method of adopting SFAS 123R, under which prior periods are not retroactively restated. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated results of operations and cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. We do not currently expect to significantly change our various stock-based compensation programs. See Note 8 of this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation plans.

We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, the risk-free interest rate and expected volatility of our stock price in future periods.

We analyze historical employee exercise and termination data to estimate the expected life assumption.  We believe that historical data currently represents the best estimate of the expected life of a new employee option. We also stratify our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate we use is based on the implied yield currently available on U.S. Treasury zero coupon issues. The estimated volatility of our common stock is based on historical daily volatility levels of our common shares. We believe that historical data currently represents the best estimate of the volatility. Because we do not anticipate paying any cash dividends in the foreseeable future, we use an expected dividend yield of zero. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We analyze historical data to estimate pre-vesting forfeitures and record stock-based compensation expense for those awards expected to vest.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise or forfeiture of those stock-based awards in the future. Some employee stock options may expire worthless, or only realize minimal intrinsic value, as compared to the fair values originally estimated on the grant date and recognized in our financial statements. Alternatively, some employee stock options may realize significantly more value than the fair values originally estimated on the grant date and recognized in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we may adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statement No. 133 and 140.”  The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately. The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets” that amends SFAS 140 regarding the circumstances under which a servicing asset or servicing liability must be recognized, the initial and subsequent measurement of recognized servicing assets and liabilities, and information required to be disclosed relating to servicing assets and liabilities. Further, the new standard allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair-value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. The new standard is effective for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2005 Form 10-K. There have been no material changes to our market risk during the quarter ended March 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective. However, to address the material weakness described below under the heading “Internal Control over Financial Reporting”, we have significantly expanded our closing process to include additional analysis and other post-closing procedures to ensure that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was provided in our “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2005 Form 10-K. This assessment identified the following “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2005:

We did not have personnel with sufficient technical knowledge to analyze complex multiple element revenue arrangements to ensure that such transactions were accounted for in conformity with accounting principles generally accepted in the United States of America. Specifically, we did not effectively identify and analyze the terms of certain complex multiple element revenue arrangements to ensure timely and accurate financial reporting. As a result, accounting errors were identified related to revenue recognition, resulting in an understatement of deferred income and deferred costs and an overstatement in revenue, cost of revenue, and net earnings in our preliminary 2005 consolidated financial statements. These errors were corrected in our consolidated financial statements prior to issuance. Management has concluded that this deficiency resulted in more than a remote likelihood that a material misstatement of our consolidated financial statements would not have been prevented or detected.

In making our assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weakness described above, management concluded that, as of December 31, 2005, our internal control over financial reporting was not effective based on those criteria.

This material weakness continued to exist as of March 31, 2006. To remediate this material weakness, we are in the process of implementing the following actions:

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

•                  designing and implementing internal controls to ensure proper identification and analysis of complex multiple element revenue arrangements; and

•                  evaluating the resource needs associated with the action items above, with the intent of adding additional qualified personnel as necessary.

Our testing and evaluation of the operating effectiveness and sustainability of the changes to our internal control over financial reporting with respect to this material weakness have not yet been completed as the above-referenced remediation actions are still in the implementation process. As a result, we may identify additional changes that are required to remediate this material weakness. In addition, “significant deficiencies” and “control deficiencies” (as defined by the PCAOB in its Auditing Standard No. 2) remain in our internal control over financial reporting as of March 31, 2006. We will continue to monitor the effectiveness and sustainability of new controls on an ongoing basis and seek to identify improvements to existing controls.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by Ceridian under Part I, Item 1A, “Risk Factors” contained in our 2005 Form 10-K, with the exception of the risk factors entitled “The loss of our contract with the U.S. Department of Defense would likely have an adverse effect on our HRS business” and “Our success is dependent on the retention and acquisition of talented people and the skills and abilities of our management team and key personnel”, which have been modified as follows:

The loss of our contract with the U.S. Department of Defense would likely have an adverse effect on our HRS business.

We currently provide customized work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense. Our contract with the U.S. Department of Defense will expire on May 31, 2006. We are currently negotiating an extension with the U.S. Department of Defense that we would expect to further extend our relationship with them. It is our understanding that the U.S. Department of Defense intends to issue a request for proposal to enter into a long-term contract. We intend to respond to this request for proposal. If we are unsuccessful in securing an extension of the existing contract or securing a new contract with the U.S. Department of Defense, the loss of this customer would likely have an adverse effect on our HRS business.

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

On April 6, 2006, Ronald L. Turner, President and Chief Executive Officer of Ceridian Corporation, informed our Board of Directors that he will retire from the Company effective October 1, 2006. Our Board of Directors has initiated a process to identify Mr. Turner’s successor among candidates from outside the Company. In the event there are delays in the process of finding a suitable successor for Mr. Turner or in the integration of Mr. Turner’s successor into our management team, or in the event there are other changes in management and/or key personnel in connection with or as a result of this succession process, there could be a material adverse effect on our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2006 - January 31, 2006)	23,812	(2)	$24.54	—	15,614,050
Month #2 (February 1, 2006 - February 28, 2006)	326,769	(3)	$25.77	311,500	15,302,550
Month #3 (March 1, 2006 - March 31, 2006)	182	(4)	$25.58	—	15,302,550
Total:	350,763	(2)(3)(4)	$25.69	311,500	15,302,550

(1)          On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 15,302,550 shares as of March 31, 2006. The repurchase program has no set expiration or termination date.

(2)          23,812 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(3)          15,269 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(4)          182 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Item 6. Exhibits

(a)                                  Exhibits.

31.01                     Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02                     Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01                     Certification of our Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02                     Certification of our Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: May 9, 2006	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)