Form 10-Q
period 2006-06-30
CERIDIAN CORP /DE/
filed 2006-08-07
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of July 31, 2006, was 138,992,620.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2006

Part I.  Financial Information

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share data)

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005

Revenue	$387.1	$358.0	$771.4	$715.4
Costs and Expenses
Cost of revenue	210.9	199.3	416.6	392.3
Selling, general and administrative	109.0	109.6	224.5	223.7
Research and development	6.7	7.1	14.5	13.5
Loss (gain) on derivative instruments	2.2	(0.1)	3.1	9.4
Other income, net	(2.5)	(0.7)	(4.0)	(1.7)
Interest income	(4.0)	(2.0)	(8.1)	(3.4)
Interest expense	1.7	1.3	3.0	2.9
Total costs and expenses	324.0	314.5	649.6	636.7
Earnings before income taxes	63.1	43.5	121.8	78.7
Income tax provision	20.9	10.0	43.4	23.2
Net earnings	$42.2	$33.5	$78.4	$55.5

Earnings per share
Basic	$0.29	$0.23	$0.54	$0.37
Diluted	$0.29	$0.22	$0.53	$0.37

Shares used in calculations (in 000’s)
Weighted average shares (basic)	144,269	147,826	144,880	148,969
Dilutive securities	2,809	1,182	3,074	1,090
Weighted average shares (diluted)	147,078	149,008	147,954	150,059

Antidilutive shares excluded (in 000’s)	1,729	6,693	1,293	12,458

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions)

	June 30,	December 31,
	2006	2005
Assets
Cash and equivalents	$171.3	$335.6
Trade and other receivables, less reserves and allowance for doubtful accounts of $23.0 and $22.1	661.2	584.8
Current deferred income taxes	17.6	16.5
Other current assets	96.0	88.8
Total current assets	946.1	1,025.7
Property, plant and equipment, net	114.9	121.5
Goodwill	946.0	936.5
Software and development costs, net	67.1	71.8
Other intangible assets, net	32.8	35.6
Deferred income taxes	18.6	58.0
Other noncurrent assets	39.4	42.0
Total assets before customer funds	2,164.9	2,291.1
Customer funds	4,043.3	4,341.2
Total assets	$6,208.2	$6,632.3

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$22.6	$25.5
Accounts payable	70.4	67.7
Drafts and settlements payable	280.5	232.7
Customer advances	46.4	39.3
Deferred income	115.6	114.0
Accrued taxes	8.1	22.8
Employee compensation and benefits	57.1	67.8
Other accrued expenses	59.7	54.7
Total current liabilities	660.4	624.5
Long-term obligations, less current portion	75.8	81.0
Deferred income taxes	18.7	31.2
Employee benefit plans	106.9	224.1
Other noncurrent liabilities	31.3	36.8
Total liabilities before customer funds obligations	893.1	997.6
Customer funds obligations	4,073.3	4,342.9
Total liabilities	4,966.4	5,340.5

Common stock - $.01 par, authorized 500,000,000 shares, issued 151,567,406 and 151,567,406	1.5	1.5
Additional paid-in capital	938.3	931.0
Retained earnings	771.8	693.4
Treasury stock, at cost — 12,794,856 and 6,848,402 shares	(299.3)	(144.1)
Accumulated other comprehensive loss	(170.5)	(190.0)
Total stockholders’ equity	1,241.8	1,291.8
Total liabilities and stockholders’ equity	$6,208.2	$6,632.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$78.4	$55.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	18.6	(4.4)
Depreciation and amortization	43.1	41.7
Provision for doubtful accounts	2.9	6.3
Net periodic pension costs	5.1	5.6
Unrealized loss on derivative instruments	2.3	11.1
Gain on sale of marketable securities and other assets	(2.6)	(1.9)
Stock-based compensation	12.8	1.3
Tax benefits from stock-based compensation	(8.9)	—
Other	0.3	1.6
Changes in operating assets and liabilities:
Trade and other receivables	(82.1)	(62.3)
Accounts payable	(14.6)	(16.0)
Drafts and settlements payable	47.9	61.8
Deferred income	0.9	(7.4)
Employee compensation and benefits	(11.6)	5.6
Accrued taxes	(9.1)	11.6
Contribution to retirement plan trust	(75.0)	—
Other current assets and liabilities	5.3	17.2
Net cash provided by operating activities	13.7	127.3
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(12.1)	(13.9)
Expended for software and development costs	(11.3)	(18.5)
Proceeds from sales of businesses and assets	7.2	30.2
Expended for acquisitions of investments and businesses, less cash acquired	(5.5)	(8.2)
Net cash used for investing activities	(21.7)	(10.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(7.5)	(21.6)
Repayment of other debt and long-term obligations	(5.6)	(5.4)
Repurchase of common stock	(213.2)	(87.4)
Tax benefits from stock-based compensation	8.9	—
Proceeds from stock option exercises and stock sales	60.3	15.6
Net cash used for financing activities	(157.1)	(98.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.8	(1.8)

NET CASH FLOWS (USED) PROVIDED	(164.3)	16.3
Cash and equivalents at beginning of period	335.6	220.7
Cash and equivalents at end of period	$171.3	$237.0

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
(Dollars in millions, except per share data)

NOTE 1 — GENERAL

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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  The accounting policies we follow are set forth in Note A, Accounting Policies, to the Company’s financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2005 (the “2005 Form 10-K”).  The following notes should be read in conjunction with such policies and other disclosures in the 2005 Form 10-K.  Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of June 30, 2006, our results of operations for the three and six months ended June 30, 2006 and 2005 and our cash flows for the six months ended June 30, 2006 and 2005.  We have reclassified certain prior period amounts to conform to the current period’s presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The more significant estimates that could affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; the determination of the allowance for doubtful accounts and reserve for sales adjustment; the resolution of tax matters; and the determination of stock-based compensation expenses.  Further discussion on these estimates can be found in related disclosures elsewhere in this report and in our 2005 Form 10-K.

Recently Issued Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statement 133 and 140.”  The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately.  The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (33”FIN”) 48, “Accounting for Uncertainty in Income Tax Positions.”  FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions.  The new standard is effective for years beginning after December 15, 2006.  We are currently evaluating the impact of this new standard.

NOTE 2 — INVESTING ACTIVITY

Derivative Instruments

Interest Rate Derivative Instruments.  As of June 30, 2006 and December 31, 2005, we did not hold any interest rate derivative instruments.  On February 4, 2005, we disposed of our interest rate derivative instruments for cash proceeds of $21.0, which represented the fair market value of the instruments on the disposal date.  From December 31, 2004 to the disposal date, we received $3.5 in cash for settlements on these derivative instruments.  The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005.

Fuel Price Derivative Instruments.  The revenue and earnings of the transportation services business of Comdata is exposed to variability based on changes in fuel (both diesel fuel and gasoline) prices.  For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase.  An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue.  Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $2.0, absent the effect of any diesel fuel price derivative instruments.  In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.4, absent the effect of any gasoline price derivative instruments.

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  We continuously monitor fuel price volatility and the cost of derivative instruments.  For 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of diesel fuel price derivative instruments with similar terms at an average strike price of $1.92 per gallon.  In October 2005, we entered into a diesel fuel price derivative instrument with a strike price of $2.61 per gallon on approximately 20% of our estimated diesel fuel price risk effective from January 1 until December 31, 2006.  In January 2006, we entered into additional diesel fuel price derivative instruments bringing the total risk covered in 2006 to approximately 80% of our anticipated diesel fuel price risk with an average strike price of $2.55 per gallon effective until December 31, 2006.  The activity related to diesel fuel derivative instruments for the three and six months ended June 30, 2006 and 2005 was as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005
Payments to counterparties	$0.6	$1.3	$1.3	$1.8
Unrealized loss (gain)	1.6	(1.4)	1.8	5.3
Loss (gain) on derivative instruments	$2.2	$(0.1)	$3.1	$7.1

Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $2.1 recorded in other accrued expenses at June 30, 2006 and were reported as an asset of $0.5 in other noncurrent assets and a liability of $0.8 in other noncurrent liabilities at December 31, 2005.

Investments and Acquisitions of Businesses

Publicly Held Investments.  At June 30, 2006 and December 31, 2005, we held 255,922 and 340,922 shares, respectively, of The Ultimate Software Group, Inc. (“Ultimate”), a provider of human resources, payroll and workforce management solutions,  common stock with a carrying value of $4.9 and $6.5, respectively.  We did not sell any shares of Ultimate stock during the second quarter of 2006 or 2005.  During the first six months of 2006, we sold 85,000 shares of Ultimate common stock for proceeds of $1.9 and a net gain of $1.6.  During the first six months of 2005, we sold 108,289 shares of Ultimate common stock for proceeds of $1.4 and a net gain of $1.0.  Gains and losses on sales of marketable securities are reported in other income, net in our consolidated statements of operations.

The Ultimate securities are treated as “available for sale” securities.  The carrying value of these securities has been adjusted at each balance sheet date to reflect the current market price.  The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income.  The cost and fair values of securities available for sale at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Cost	$1.0	$1.4
Gross unrealized gains	3.9	5.1
Fair value	$4.9	$6.5

Acquisitions of Businesses.  In the second quarter of 2006, Comdata acquired the remaining 80.1% equity interest in SASH Management, LLC (“SASH”), a mid-market provider of gift certificates and gift cards, for $5.8 in cash and recorded goodwill of $2.9, other intangible assets of $3.2 and net assets of $0.3, including $0.3 in cash.  In the first quarter of 2005, Comdata acquired Tranvia, Inc. (“Tranvia”), a merchant processor for credit, debit and prepaid cards and e-commerce activities, for $8.2 and recorded goodwill of $5.1, other intangible assets totaling $3.4 and net liabilities of $0.3.  The results of operations for SASH and Tranvia have been included in our consolidated results of operations since the date of acquisition.  Pro forma financial information has not been presented for either acquisition because the impact was not material.

NOTE 3 — OTHER INCOME, NET

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005
Gain on sale of marketable securities	$—	$—	$(1.6)	$(1.0)
Foreign currency translation (income) expense	(0.5)	0.1	(0.5)	0.1
Gain on sale of assets	(1.1)	(0.9)	(1.1)	(0.9)
Asset write-downs	—	0.1	—	0.1
Litigation settlement	(1.0)	—	(1.0)	—
Other expense	0.1	—	0.2	—
Total	$(2.5)	$(0.7)	$(4.0)	$(1.7)

During the second quarter of 2006, we received a cash payment and recorded a gain of $1.0 related to the settlement of a lawsuit and completed the sale of assets that resulted in a gain of $1.1.  During the second quarter of 2005 we recorded a gain on the sale of land for $0.9.  Sales of marketable securities are described in Note 2, “Investing Activity”.

NOTE 4 — CAPITAL ASSETS

	June 30,	December 31,
	2006	2005
Property, Plant and Equipment
Land	$3.0	$3.0
Machinery and equipment (accumulated depreciation of $195.3 and $200.8)	253.6	264.8
Buildings and improvements (accumulated depreciation of $46.4 and $44.3)	100.0	98.8
Total property, plant and equipment	356.6	366.6
Accumulated depreciation	(241.7)	(245.1)
Property, plant and equipment, net	$114.9	$121.5

Goodwill
At beginning of year	$936.5	$931.8
Acquisitions	2.9	5.2
Translation and other adjustments	6.6	(0.5)
At end of period	$946.0	$936.5

Software and Development Costs
Purchased software (accumulated amortization of $52.3 and $47.2)	$72.6	$69.3
Internally developed software costs (accumulated amortization of $69.7 and $60.1)	116.5	109.8
Total software and development costs	189.1	179.1
Accumulated amortization	(122.0)	(107.3)
Software and development costs, net	$67.1	$71.8

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $38.5 and $34.1)	$60.5	$56.1
Trademarks (accumulated amortization of $0.9 and $0.7)	0.9	0.9
Technology (accumulated amortization of $49.3 and $51.3)	58.1	62.3
Non-compete agreements (accumulated amortization of $9.0 and $7.9)	11.0	10.3
Total other intangible assets	130.5	129.6
Accumulated amortization	(97.7)	(94.0)
Other intangible assets, net	$32.8	$35.6

NOTE 5 — FINANCING

Debt and Capital Lease Obligations	June 30, 2006	December 31, 2005
Ceridian revolving credit facility	$34.4	$40.6
Comdata receivables securitization facility	55.0	55.0
Total revolving credit facilities	89.4	95.6
Capital lease obligations	9.0	10.9
Total debt and capital lease obligations	98.4	106.5
Less short-term debt and current portions of long-term debt and capital lease obligations	22.6	25.5
Long-term obligations, less current portions	$75.8	$81.0

Revolving Credit Facility
The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors, up to $400.0) for a combination of advances and letters of credit until November 18, 2010.  The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (resulting in a total rate of 4.88% at June 30, 2006).  This facility includes a $25.0 sublimit for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowings under the Canadian subfacility of the 2005 Revolving Credit Facility as of June 30, 2006 and December 31, 2005 were $34.4 and $40.6, respectively.  The carrying amount approximates fair value.  We have classified $17.9 and $20.7 as of June 30, 2006 and December 31, 2005, respectively, as a current liability based on management’s intent to repay this amount within the following twelve months.  As of June 30, 2006, we utilized $2.8 of the 2005 Revolving Credit Facility for letters of credit, leaving an unused borrowing capacity of $212.8 of which we have designated $55.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility
In June 2006, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 14, 2009 with similar terms.  Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.15% at June 30, 2006) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime rate or LIBOR plus 1.5% at

Comdata’s option.  The amount outstanding at both June 30, 2006 and December 31, 2005 was $55.0, leaving an unused borrowing capacity under this facility of $95.0 as of both dates.  The aggregate amount of receivables serving as collateral amounted to $298.9 at June 30, 2006, and $230.2 at December 31, 2005.  The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables are not available to satisfy claims of creditors.

Other Debt Financing
At June 30, 2006 and December 31, 2005, Ceridian Centrefile maintained two overdraft facilities totaling £7.5 million.  There was no amount outstanding under either facility as of June 30, 2006 and December 31, 2005.  The £6.5 million overdraft facility has been renewed until February 2007.

In addition to the amount available under the Canadian subfacility, Ceridian Canada had available at June 30, 2006 and December 31, 2005 a committed bank credit facility that provided up to CAD $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank.  The amounts of letters of credit outstanding under this facility were CAD $4.1 million ($3.7 and $3.5) at June 30, 2006 and December 31, 2005.

We remained in compliance with the debt covenants under our credit facilities at June 30, 2006.

Equity Activities
During the first six months of 2006, we repurchased 9,404,800 shares of our common stock for $229.4 on the open market at an average net price of $24.39 per share.  We paid $213.2 of the purchase price before the end of the second quarter of 2006 and accrued $16.2 for trades settled in early July 2006.  During the first six months of 2005, we repurchased 4,724,450 shares of our common stock for $90.8 on the open market at an average net price of $19.22 per share.  We paid $87.4 of the purchase price before the end of the second quarter of 2005 and accrued $3.4 for trades settled in early July 2005.  As of June 30, 2006, we may repurchase up to 6,209,250 additional shares of our common stock under an existing authorization from our Board of Directors.

NOTE 6 — CUSTOMER FUNDS

Customer funds are invested in high quality collateralized short-term investments or money market mutual funds as well as debt securities issued by U.S. or Canadian governments and agencies, AAA-rated asset-backed securities and corporate securities rated A3/A- or better.  Investments of customer funds are reported at fair value.  The after-tax impact of unrealized gains and losses resulting from quarterly revaluation of these securities are reported in accumulated other comprehensive loss in stockholders’ equity.  At June 30, 2006 and December 31, 2005, the related amortized cost of customer funds exceeded the fair value of investments by $30.0 and $1.7, respectively, primarily as a result of changes in interest rates.

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from invested customer funds included in revenue for the periods ended June 30, 2006 and 2005 amounted to $34.9 and $27.1 for the second quarter of 2006 and 2005, respectively, and $70.9 and $54.1 for the six months ended June 30, 2006 and 2005, respectively.  Investment income includes realized gains and losses from sales of customer fund investments.

The amortized cost and fair value of investments of customer funds available for sale at June 30, 2006 and December 31, 2005 were as follows:

Investments of Customer Funds at June 30, 2006

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$2,417.6	$—	$—	$2,417.6
Available for sale investments:
U.S. government and agency securities	901.9	—	(27.9)	874.0
Canadian and provincial government securities	392.0	4.2	(2.9)	393.3
Corporate debt securities	250.3	0.9	(4.1)	247.1
Asset-backed securities	74.9	0.3	(0.4)	74.8
Mortgage-backed and other securities	30.5	0.2	(0.3)	30.4
Total available for sale investments	1,649.6	5.6	(35.6)	1,619.6
Invested customer funds	4,067.2	$5.6	$(35.6)	4,037.2
Trust receivables	6.1			6.1
Total customer funds	$4,073.3			$4,043.3

Investments of Customer Funds at December 31, 2005

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$2,705.1	$—	$—	$2,705.1
Available for sale investments:
U.S. government and agency securities	905.9	1.4	(11.9)	895.4
Canadian and provincial government securities	381.2	9.6	(0.2)	390.6
Corporate debt securities	248.0	1.2	(2.1)	247.1
Asset-backed securities	63.1	0.6	(0.2)	63.5
Mortgage-backed and other securities	29.8	0.1	(0.2)	29.7
Total available for sale investments	1,628.0	12.9	(14.6)	1,626.3
Invested customer funds	4,333.1	$12.9	$(14.6)	4,331.4
Trust receivables	9.8			9.8
Total customer funds	$4,342.9			$4,341.2

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(10.5)	$407.7	$(17.4)	$466.3	$(27.9)	$874.0
Canadian and provincial government securities	(2.9)	163.0	—	—	(2.9)	163.0
Corporate debt securities	(2.3)	129.9	(1.8)	51.2	(4.1)	181.1
Asset-backed securities	(0.4)	35.9	—	1.8	(0.4)	37.7
Mortgage-backed and other securities	(0.2)	16.9	(0.1)	1.3	(0.3)	18.2
Total available for sale investments	$(16.3)	$753.4	$(19.3)	$520.6	$(35.6)	$1,274.0

Management does not believe any individual unrealized losses as of June 30, 2006 represent an other-than-temporary impairment.  The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration.  We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2006, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of Customer Funds by Maturity Date at June 30, 2006

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,665.4	$2,665.7
Due in one to three years	558.6	547.4
Due in three to five years	458.5	443.1
Due after five years	384.7	381.0
Invested customer funds	$4,067.2	$4,037.2

NOTE 7 — INCOME TAXES

During the second quarter of 2006, the Canadian Government enacted new tax legislation lowering the federal corporate income tax rates to 20.5% in 2008, 20% in 2009 and 19% in 2010.  The effect of applying the newly enacted tax rates to our Canadian deferred income tax balance resulted in a $2.9 reduction of income tax expense for the quarter.  At December 31, 2004, our income tax returns remained subject to income tax audits in various jurisdictions for 1989 and subsequent years, as a result of tax sharing agreements related to the disposition of certain operations.  During the second quarter of 2005, we reversed $5.8 of income tax reserves as a result of a favorable tax settlement related to the tax returns of those operations for which Ceridian had remained liable under tax sharing agreements.

NOTE 8 — RETIREMENT PLANS

On May 31, 2006, we made an employer contribution of $75.0 to our U.S. defined benefit pension plan from our existing cash balance, resulting in a remeasurement of the plan assets, liabilities and projected pension expenses under SFAS 87, “Employers’ Accounting for Pensions,” as of that date.  The discount rate used to value the assets and liabilities increased from 5.5% to 6.25%.  The effect of this remeasurement resulted in a reduction of our net periodic pension cost for this plan by $0.7 for the second quarter of 2006, and a reduction in the projected pension expense for the year by approximately $4.9, or approximately $0.02 per diluted share.  In addition, accumulated other comprehensive loss was reduced by $50.0 as a result of the cash contribution.  See further discussion in Note 12 “Comprehensive Income.”  The impact resulting from the contribution and remeasurement to our U.S. defined benefit pension plan on the funded status of the Company’s defined benefit plans, which includes all of the pension plans of Ceridian, is reflected in the following table.

Remeasurement of Funded Status of Defined Benefit Plans	June 30, 2006	December 31, 2005
Accumulated benefit obligation	$669.7	$719.1
Market value of assets	(621.2)	(550.3)
Unfunded accumulated benefit obligation	48.5	168.8
Prepaid pension cost	271.5	201.2
Additional minimum liability required	320.0	370.0
Offsetting intangible asset	(0.2)	(0.2)
Net reduction in equity before income tax	$319.8	$369.8

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	For Periods Ended June 30,
	Three months		Six months
Net Periodic Pension Cost	2006	2005	2006	2005
Service cost	$0.9	$1.1	$1.9	$2.1
Interest cost	10.2	10.2	20.5	20.5
Expected return on plan assets	(12.4)	(11.7)	(24.1)	(23.4)
Net amortization and deferral	4.2	4.1	8.3	8.2
Net periodic pension cost	2.9	3.7	6.6	7.4
Settlements	—	1.3	—	1.3
Total pension cost	$2.9	$5.0	$6.6	$8.7

	For Periods Ended June 30,
	Three months		Six months
Net Periodic Postretirement Benefit Cost	2006	2005	2006	2005
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.8	0.7	1.5	1.5
Actuarial loss amortization	0.1	0.1	0.2	0.2
Net periodic postretirement benefit cost	$0.9	$0.9	$1.7	$1.8

NOTE 9 — STOCK-BASED COMPENSATION

In December 2004, FASB issued SFAS 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance.  On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method, under which prior periods are not retroactively restated.  The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  Upon adoption of SFAS 123R, we recognized a one-time gain in the first quarter of 2006 of $0.4 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards.  Previously, we recorded forfeitures as incurred.  There was no impact on previously reported interim periods upon the adoption of SFAS 123R.

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

	Three Months Ended June 30, 2006
	As Reported	Pro Forma Under APB No. 25	Difference
Earnings before income taxes	$63.1	$66.0	$(2.9)
Net earnings	$42.2	$44.3	$(2.1)
Cash flows from operating activities	$(28.6)	$(26.5)	$(2.1)
Cash flows from financing activities	$(192.2)	$(194.3)	$2.1
Earnings per share:
Basic	$0.29	$0.30	$(0.01)
Diluted	$0.29	$0.30	$(0.01)

	Six Months Ended June 30, 2006
	As Reported	Pro Forma Under APB No. 25	Difference
Earnings before income taxes	$121.8	$131.3	$(9.5)
Net earnings	$78.4	$84.7	$(6.3)
Cash flows from operating activities	$13.7	$22.6	$(8.9)
Cash flows from financing activities	$(157.1)	$(166.0)	$8.9
Earnings per share:
Basic	$0.54	$0.58	$(0.04)
Diluted	$0.53	$0.57	$(0.04)

Results of operations for the three months and six months ended June 30, 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense.

If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, net income and earnings per share for the three months and six months ended June 30, 2005 would have been as follows:

Pro Forma Effect of Fair Value Accounting	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings as reported	$33.5	$55.5
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.3	0.8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.3)	(5.1)
Pro forma net earnings	$31.5	$51.2
Basic earnings per share as reported	$0.23	$0.37
Pro forma basic earnings per share	$0.21	$0.34
Diluted earnings per share as reported	$0.22	$0.37
Pro forma diluted earnings per share	$0.21	$0.34

We maintained stock-based compensation plans for non-employee directors, officers, employees, consultants and independent contractors.

Our 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), authorizes the issuance of up to 6,000,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards.  Eligible participants in the 2004 LTSIP include our employees, officers, consultants, advisors and non-employee directors.  Awards may be granted under the 2004 LTSIP until May 11, 2014.  As of June 30, 2006, 2,690,165 shares were available for future grants under the 2004 LTSIP.

Our Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorizes the issuance of up to 27,000,000 common shares in connection with similar awards.  Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors.  Awards may be granted under the 2001 LTSIP until November 27, 2010.  As of June 30, 2006, 1,321,925 shares were available for future grants under the 2001 LTSIP.

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

Stock options, restricted stock awards and restricted stock units awarded under the 2004 LTSIP, 2001 LTSIP and 2002 ESIP generally vest either annually over a three-year period or on a specific date if certain performance criteria are satisfied.  Stock options generally have either a 5-year or 10-year term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant.  Prior to February 17, 2006, most stock option award agreements under these plans include a “retirement” feature that accelerated future vesting (service) dates to the “retirement date” for recipients who terminated employment and who were age 55 or older and had 10 years of qualified employment service.  Subsequent to February 17, 2006, stock option and restricted stock unit award agreements under the 2004 LTSIP contain a “retirement” feature that permits the continued vesting of such awards following a recipients’ retirement for recipients who terminate employment and who are age 55 or older and have 10 years of qualified employment service.  Restricted stock awards do not include a “retirement” feature.

For stock option awards granted prior to January 1, 2006, compensation expense is generally recognized evenly over the requisite service period of each individual vesting increment.  For restricted stock awards granted prior to January 1, 2006, compensation expense is generally recognized evenly over the requisite service period, which is usually the entire vesting period of each grant.  Subsequent to January 1, 2006, compensation expense for all awards is recognized evenly over the requisite service period, which is usually the entire vesting period of each grant.  The fair value of stock options and restricted stock units received by retirement eligible employees is expensed when granted.

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

A one-time award of restricted stock is made to each non-employee director when the director first joins the Board with restrictions on transfer that ordinarily lapse annually over a five-year period.  Prior to January 1, 2006, the number of shares awarded had a fair market value equal to two and one-half times the then-current annual Board retainer paid to non-employee directors.   Subsequent to January 1, 2006, the number of shares awarded had a fair market value of $150,000.

We have reserved 500,000 common shares for issuance under the 2001 Savings-Related Share Option Plan (“2001 SAYE”) for our employees in the United Kingdom.  At June 30, 2006, 57,129 shares of common stock remain eligible to be purchased under the 2001 SAYE.  No future participation will be permitted in this plan.

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

A summary of information with respect to stock-based compensation is as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005
Stock-based compensation costs included in:
Cost of revenue	$0.9	$—	$2.4	$—
Selling, general and administrative	3.1	0.6	10.2	1.3
Research and development	0.1	—	0.2	—
Total stock-based compensation costs	4.1	0.6	12.8	1.3
Amounts capitalized	—	—	—	—
Amounts charged against income, before income tax benefit	4.1	0.6	12.8	1.3
Income tax benefit related to stock-based compensation included in net earnings	(1.1)	(0.3)	(4.2)	(0.5)
Net compensation expense included in net earnings	$3.0	$0.3	$8.6	$0.8

Stock option activity in the six months ended June 30, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	16,572,506	$17.92
Granted	1,614,260	$25.74
Exercised	(3,506,123)	$17.40
Forfeited or expired	(369,837)	$19.89
Options outstanding at June 30, 2006	14,310,806	$18.89	2.64	$81.7
Options exercisable at June 30, 2006	10,032,671	$17.81	2.13	$66.8

Other information pertaining to options was as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$6.9	$3.2	$27.4	$3.7
Weighted average grant date fair value per share of stock options granted	$7.65	$5.44	$8.61	$5.98
Cash received from the exercise of stock options	$16.0	$13.3	$60.3	$15.6
Tax benefit related to the exercise of stock options	$2.1	$0.7	$8.9	$0.9

At June 30, 2006, there was $14.2 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.19 years.

The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005
Expected life in years	3.96	3.76	4.16	3.90
Expected volatility	29.8%	34.9%	33.5%	35.5%
Expected dividend rate	—	—	—	—
Risk-free interest rate	4.8%	3.7%	4.4%	4.1%

For the three and six months ended June 30, 2006, we used a projected expected life for each award granted based on historical experience of our employees’ exercise behavior.  We stratify our employee population based upon distinctive exercise behavior patterns.  Expected volatility is based on historical daily volatility levels of our common shares.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues.

Restricted stock unit activity in the six months ended June 30, 2006 was as follows:

	Number of Restricted Stock Units	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Units outstanding at January 1, 2006	3,747
Granted	356,099
Converted	(716)
Forfeited	(12,030)
Units outstanding at June 30, 2006	347,100	1.63	$8.5
Undelivered vested units at June 30, 2006	3,171

The intrinsic value of the converted restricted stock units during the six months ended June 30, 2006 was less than $0.1.  There were no restricted stock units converted during the six months ended June 30, 2005.  As of June 30, 2006, there was $5.7 of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.63 years.

Restricted stock award activity in the six months ended June 30, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2006	308,416	$18.46
Granted	7,350	$24.85
Vested	(138,937)	$17.98
Forfeited	(8,516)	$19.28
Nonvested balance as of June 30, 2006	168,313	$19.10

The fair value of restricted stock vested during the three months ended June 30, 2006 was less than $0.1 and was $0.1 for the three months ended June 30, 2005.  The fair value of restricted stock vested during the six months ended June 30, 2006 and 2005 was $2.5 and $2.1, respectively.  As of June 30, 2006, there was $2.3 of total restricted stock award compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.62 years.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Guarantees

SourceWeb was a payroll platform within the HRS business segment.  On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. for $4.0.  As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate.  As of June 30, 2006 and December 31, 2005, the remaining liability was $11.1 and $13.9, respectively.  Future payments of principal and interest under this obligation will amount to $3.2 in 2006, $6.6 in 2007 and $1.7 in 2008.

Legal Matters

Ceridian and its subsidiaries are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government proceedings, customer disputes, and tort claims.  In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

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

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain current and former executive officers in United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 MJD-JGL.   This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and allege claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  On May 25, 2006, the United States District Court, District of Minnesota granted Ceridian’s motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions.  We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its current and former executive officers in United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The consolidated lawsuit relies on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian intends to appropriately defend itself in the consolidated lawsuit.  We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation.  In February 2004, we provided documents responsive to the SEC.  In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors.  We kept the SEC advised on a regular basis of the Audit Committee’s investigation.  On December 10, 2004, we received a further formal confidential document request from the SEC.  The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures.  The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws.  As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above.  The subpoena is consistent with investigations of this type and was anticipated.  We continue to fully cooperate with the SEC and are in the process of completing our response to the SEC’s additional document request and subpoena.

NOTE 11 — SEGMENT DATA

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005

Revenue:
HRS	$271.3	$255.5	$551.2	$520.7
Comdata	115.8	102.5	220.2	194.7
Total Ceridian	$387.1	$358.0	$771.4	$715.4

Earnings before Interest and Taxes (EBIT):
HRS	$20.6	$8.9	$42.2	$21.2
Comdata	40.2	33.9	74.5	57.0
Total Ceridian	60.8	42.8	116.7	78.2
Interest income, net	2.3	0.7	5.1	0.5
Earnings before income taxes	$63.1	$43.5	$121.8	$78.7

Revenue by product and service is as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005

HRS Revenue:
Payroll and Tax Services	$193.5	$179.4	$394.6	$369.8
Benefit Services	39.0	37.5	78.5	74.6
LifeWorks	38.8	38.6	78.1	76.3
Total HRS Revenue	$271.3	$255.5	$551.2	$520.7

Comdata Revenue:
Transportation	$80.1	$70.7	$153.0	$136.3
Retail Services	35.7	31.8	67.2	58.4
Total Comdata Revenue	115.8	102.5	220.2	194.7
Total Revenue	$387.1	$358.0	$771.4	$715.4

Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non U.S. entities is not material.  Operations in Canada and the United Kingdom relate almost entirely to the HRS segment.  Geographic data for the periods presented below is determined by reference to the location of operation.

Revenue by geography is as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005

Revenue:
U.S.	$319.2	$296.3	$636.6	$590.1
Canada	44.3	36.6	88.7	76.1
United Kingdom	23.6	25.1	46.1	49.2
Total International	67.9	61.7	134.8	125.3
Total Revenue	$387.1	$358.0	$771.4	$715.4

NOTE 12 — COMPREHENSIVE INCOME

	For Periods Ended June 30,
	Three Months		Six Months
	2006	2005	2006	2005
Net earnings	$42.2	$33.5	$78.4	$55.5
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	7.3	(3.1)	7.0	(5.3)
Change in unrealized (gain) loss from marketable securities	(1.7)	0.5	0.4	2.3
Change in unrealized (gain) loss from invested customer funds	(11.7)	25.3	(28.4)	6.7
Change in pension liability adjustment	50.0	1.3	50.0	1.4
Less realized gain on:
Marketable securities sold or settled in this period	—	—	(1.6)	(1.0)
Customer funds securities sold or settled in this period	—	(0.8)	—	(0.8)
Other comprehensive loss before income taxes	43.9	23.2	27.4	3.3
Income tax benefit	(13.8)	(9.6)	(7.9)	(3.0)
Other comprehensive loss after income taxes	30.1	13.6	19.5	0.3
Comprehensive income	$72.3	$47.1	$97.9	$55.8

As discussed in Note 8 “Retirement Plans,” we made an employer contribution of $75.0 to our U.S. defined benefit pension plan resulting in a $50.0 reduction in the pension liability adjustment within accumulated other comprehensive income.

NOTE 13 — SUBSEQUENT EVENT

On July 25, 2006, Ceridian entered into an agreement to sell the major portion of its Retirement Plan Services (“RPS”) recordkeeping and administration business to The Newport Group, a retirement services provider, and closed the transaction effective as of the close of business July 31, 2006.  The sale price consisted of an initial closing payment of $11.1 and a subsequent payment to be determined one year after the closing date based on a percentage of revenue received by The Newport Group from retained transferred customers.  Assuming retention of all transferred customers by The Newport Group, which may or may not occur, the subsequent payment would be approximately $4.9.  The Company expects to recognize a gain on the sale of these assets during the third quarter of approximately $0.02 per diluted share.  Annualized revenue for the portion of the RPS business that was sold was approximately $17.1 with negligible earnings before interest and taxes.  The results of operations for the RPS business are reported as part of the HRS segment within benefits administration services.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), as such factors are amended and supplemented by the risk factors contained in Part II, Item IA, “Risk Factors” of this report and our Quarterly Report on Form 10-Q, for the period ended March 31, 2006.  Such important factors include:

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

Ceridian Corporation (“Ceridian,” the “Company,” “we,” “our” or “us”) is an information services company principally serving the human resource, transportation and retail markets.  Our human resource solutions (“HRS”) business segment enables customers to outsource a broad range of human resource processes.  We have HRS operations primarily in the United States (“U.S. HRS”), Canada (“Ceridian Canada”) and the United Kingdom (“Ceridian UK”).  Our Comdata business segment (“Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries.  Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards.  Comdata’s operations are located substantially in the United States with some operations in Canada.

As described in Note 9 — “Stock-Based Compensation,” we adopted Statement of Financial Accounting Standards (“SFAS”) 123R as of January 1, 2006 to account for grants of stock options and awards of restricted common stock and restricted common stock units.  SFAS 123R requires that we measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant and recognize this cost as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  Upon adoption of SFAS 123R, we recognized a one-time gain in the first quarter of 2006 of $0.4 million based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards.  Previously, we recorded forfeitures as incurred.  There was no impact on previously reported interim periods upon the adoption of SFAS 123R.

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

As presented in Note 9 and in the following discussion, this change in accounting affected the comparison of our pre- and post-adoption costs and expenses and the resulting pre-tax and net earnings and earnings per share.  The impact of adoption in the first quarter of 2006 was heightened by the existence of a “retirement eligible” feature that accelerates the end of the requisite service period to the retirement eligibility date for recipients who are age 55 or older and have 10 years of qualified employment service.

RESULTS OF OPERATIONS

Statements of Operations Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2006	2005	$	%	2006	2005

Revenue	$387.1	$358.0	29.1	8.1	100.0	100.0
Cost of revenue	210.9	199.3	11.6	5.8	54.5	55.7
SG&A expense	109.0	109.6	(0.6)	(0.5)	28.1	30.6
R&D expense	6.7	7.1	(0.4)	(5.9)	1.7	2.0
Loss (gain) on derivative instruments	2.2	(0.1)	2.3	NM	0.6	—
Other income, net	(2.5)	(0.7)	(1.8)	NM	(0.6)	(0.2)
Interest income	(4.0)	(2.0)	(2.0)	99.2	(1.0)	(0.6)
Interest expense	1.7	1.3	0.4	24.3	0.4	0.4
Total costs and expenses	324.0	314.5	9.5	3.0	83.7	87.9
Earnings before income taxes	63.1	43.5	19.6	45.1	16.3	12.1
Income tax provision	20.9	10.0	10.9	109.4	5.4	2.7
Net earnings	$42.2	$33.5	8.7	26.0	10.9	9.4
Diluted earnings per common share	$0.29	$0.22	0.07	31.8

“NM” represents comparisons that are not meaningful to this analysis.

Statements of Operations June 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2006	2005	$	%	2006	2005

Revenue	$771.4	$715.4	56.0	7.8	100.0	100.0
Cost of revenue	416.6	392.3	24.3	6.2	54.0	54.8
SG&A expense	224.5	223.7	0.8	0.4	29.1	31.3
R&D expense	14.5	13.5	1.0	7.3	1.9	1.9
Loss on derivative instruments	3.1	9.4	(6.3)	(67.5)	0.4	1.3
Other income, net	(4.0)	(1.7)	(2.3)	NM	(0.5)	(0.2)
Interest income	(8.1)	(3.4)	(4.7)	NM	(1.1)	(0.5)
Interest expense	3.0	2.9	0.1	2.6	0.4	0.4
Total costs and expenses	649.6	636.7	12.9	2.0	84.2	89.0
Earnings before income taxes	121.8	78.7	43.1	54.9	15.8	11.0
Income tax provision	43.4	23.2	20.2	87.4	5.6	3.2
Net earnings	$78.4	$55.5	22.9	41.4	10.2	7.8
Diluted earnings per common share	$0.53	$0.37	0.16	43.2

Consolidated Results - Overview

Consolidated revenue increased $29.1 million, or 8.1%, to $387.1 million in the second quarter of 2006 from $358.0 million in the second quarter of 2005.  For the first six months of 2006, consolidated revenue increased $56.0 million, or 7.8%, to $771.4 million from $715.4 million in the first six months of 2005.  The HRS business segment revenue increased $15.8 million in the quarterly comparison and $30.5 million in the year-to-date comparison primarily due to higher interest income on invested customer funds resulting from higher interest rates, increased customer float balance, stable customer retention, higher customer employment levels, the strengthening of the Canadian dollar against the U.S. dollar, and increased customer demand.  Our Comdata business segment revenue increased $13.3 million in the quarterly comparison and $25.5 in the year-to-date comparison due to higher customer demand, the benefit of higher fuel prices, and the impact of price increases.  Results for our HRS and Comdata segments are discussed below under “Business Segment Results.”

For the second quarter of 2006 total costs and expenses increased $9.5 million, or 3.0%, to $324.0 million compared to $314.5 million in the second quarter of 2005.  For the first six months of 2006 total costs and expenses increased $12.9 million, or 2.0%, to $649.6 million compared to $636.7 million for the first six months of 2005.  Total costs and expenses for the second quarter and the first six months of 2006 reflect an increase in stock-based compensation expense of $3.5 million and $11.5 million, respectively.

Cost of revenue as a percent of revenue improved from 55.7% in the second quarter of 2005 to 54.5% in the second quarter 2006, and the cost of revenue as a percent of revenue improved from 54.8% in the first six months of 2005 to 54.0% for the first six months of 2006.  The improvement in both comparisons primarily reflects increased interest income on invested customer funds without significant incremental costs and the result of reducing costs through reorganization efforts principally in our payroll processing and tax filing operations within the HRS business segment, partially offset by an increase in stock-based compensation expense of $0.9 million in the second quarter comparison and $2.4 million in the year-to-date comparison.

SG&A expense decreased $0.6 million, or 0.5%, to $109.0 million in the second quarter of 2006 from $109.6 million in the second quarter of 2005.  The decrease was driven by a $2.5 million reduction in bad debt expense due to higher charges in 2005 resulting from identified specific risks in the accounts receivable portfolio, $1.6 million of cost savings resulting from our payroll processing and tax filing operations reorganization, $1.3 million related to a payment for employee compensation in the prior year, and $0.6 million in reduced pension costs, partially offset by $2.5 million in stock-based compensation expense, $1.4 million of planned increased expenditures related to staffing increases and commission expense, and $1.3 million from the strengthening of the Canadian dollar against the U.S. dollar.

For the first six months of 2006 SG&A expense increased $0.8 million, or 0.4%, to $224.5 million from $223.7 million in the first six months of 2005.  These increases were primarily due to increases in stock-based compensation expense of $8.9 million, $2.2 million due to the strengthening of the Canadian dollar against the U.S. dollar, and $1.0 million in legal fees, partially offset by $6.7 million of cost savings resulting from our payroll processing and tax filing operations reorganization, $3.5 million reduction in bad debt expense due to higher charges in 2005 resulting from identified specific risks in the accounts receivable portfolio, and $1.3 million related to a payment for employee compensation in the prior year.

R&D expense decreased $0.4 million, or 5.9%, to $6.7 million in the second quarter of 2006 from $7.1 million in the second quarter of 2005, and for the first six months of 2006 R&D expense increased $1.0 million, or 7.3%, to $14.5 million compared to $13.5 million for the first six months of 2005.  The decrease in the quarter comparison primarily reflects an increased assignment of personnel to cost of revenue activities in 2006 versus R&D activities in 2005, partially offset by additional stock-based compensation expense of $0.1 million.  The increase in the year-to-date comparison largely resulted from increased staffing for R&D projects, and included additional stock-based compensation expense of $0.2 million .

For the second quarter of 2006 the loss on derivative instruments amounted to $2.2 million compared to a gain of $0.1 million in the second quarter of 2005.  The loss in the quarterly comparison resulted from an increase in diesel fuel futures prices relative to our diesel fuel derivative instrument prices in effect for the second quarter of 2006, compared to minimal change in diesel fuel futures prices relative to our diesel fuel derivative instrument prices in effect for the second quarter of 2005.  For the first six months the loss on derivative instruments amounted to $3.1 million in 2006 compared to a loss of $9.4 million in the first six months of 2005.  The decreased loss in the year-to-date comparison included the impact of a $2.3 million loss from the sale of our interest rate derivative instruments in February 2005 while the remaining reduction of $4.0 million resulted from a greater increase in the diesel fuel futures prices relative to our diesel fuel derivative instrument prices for the first six months of 2005 compared to the first six months of 2006.

Interest income in the second quarter of 2006 increased $2.0 million to $4.0 million compared to $2.0 million in the second quarter of 2005, and increased $4.7 million to $8.1 million in the first six months of 2006 compared to $3.4 million in the first six months of 2005.  Both increases were driven by a higher average level of cash and equivalents and higher interest rates.  Interest expense increased $0.4 million in the second quarter of 2006 compared to the second quarter of 2005, and interest expense increased $0.1 million in the first six months of 2006 compared to the first six months of 2005, in each case primarily driven by higher interest rates.

Income taxes increased $10.9 million to $20.9 million in the second quarter of 2006 compared to $10.0 million in the second quarter of 2005 while year-to-date income taxes increased $20.2 million to $43.4 million in the first six months of 2006 compared to $23.2 million in the first six months of 2005.  Our effective tax rate for the second quarter of 2006 was 33.1% compared to 23.0% for the second quarter of 2005.  In a year-to-date comparison, the 2006 effective tax rate was 35.6% compared to 29.5% in 2005.  During the second quarter of 2006, we adjusted our Canadian deferred income tax balances to reflect future tax rate changes resulting from recent, newly enactment tax legislation.  Our income tax expense for the second quarter decreased $2.9 million as the result of applying the newly enacted tax rates.  In the second quarter of 2005, a former affiliate settled an audit that resolved our potential tax obligations which reduced our income tax expense by $5.9 million.

On July 25, 2006, Ceridian entered into an agreement to sell the major portion of its Retirement Plan Services (“RPS”) recordkeeping and administration business to The Newport Group, a retirement services provider, and closed the transaction effective as of the close of business July 31, 2006.  The sale price consisted of an initial closing payment of $11.1 million and a subsequent payment to be determined one year after the closing date based on a percentage of revenue received by The Newport Group from retained transferred customers.  Assuming retention of all transferred customers by The Newport Group, which may or may not occur, the subsequent payment would be approximately $4.9 million.  The Company expects to recognize a gain on the sale of these assets during the third quarter of approximately $0.02 per diluted share.  Annualized revenue for the portion of the RPS business that was sold was approximately $17.1 million with negligible earnings before interest and taxes.  The results of operations for the RPS business are reported as part of the HRS segment within benefits administration services.  Revenue in the HRS business for the third and fourth quarter of 2006 will be reduced as a result of this sale by approximately $3.0 million and $4.0 million, respectively.

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

HRS

Statements of Operations Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005

Revenue	$271.3	$255.5	15.8	6.1	100.0	100.0
Cost of revenue	156.8	151.4	5.4	3.6	57.9	59.3
SG&A expense	90.7	90.3	0.4	0.4	33.4	35.3
R&D expense	4.7	5.6	(0.9)	16.7	1.7	2.2
Loss on derivative instruments	—	—	—	—	—	—
Other income, net	(1.5)	(0.7)	(0.8)	NM	(0.6)	(0.3)
EBIT	$20.6	$8.9	11.7	131.1	7.6	3.5

Statements of Operations June 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005

Revenue	$551.2	$520.7	30.5	5.8	100.0	100.0
Cost of revenue	315.6	302.7	12.9	4.3	57.3	58.1
SG&A expense	185.9	185.6	0.3	0.1	33.7	35.9
R&D expense	10.5	10.6	(0.1)	(1.4)	1.9	2.0
Loss on derivative instruments	—	2.3	(2.3)	NM	—	0.4
Other income, net	(3.0)	(1.7)	(1.3)	(79.2)	(0.6)	(0.3)
EBIT	$42.2	$21.2	21.0	99.4	7.7	4.1

HRS revenue increased $15.8 million, or 6.1%, to $271.3 million in the second quarter of 2006 compared to $255.5 million in the second quarter of 2005.  U.S. HRS revenue increased $9.6 million, Ceridian Canada revenue increased $7.7 million, and Ceridian UK revenue decreased $1.5 million.

In the year-to-date comparison, HRS revenue increased $30.5 million, or 5.8%, to $551.2 million in 2006 compared to $520.7 million in 2005.  Revenue from U.S. operations increased $21.0 million, revenue from Ceridian Canada operations increased $12.6 million, and revenue from Ceridian UK operations decreased $3.1 million.

The increase in revenue from U.S. operations in the quarterly comparison included an $8.3 million increase in payroll processing, tax filing and human resource services (“Payroll and Tax Services”) and a $1.6 million increase from benefits administration services (“Benefit Services”), partially offset by a $0.3 million decrease in work-life and employee assistance programs (“LifeWorks”).  The increase in revenue from U.S. operations in the year-to-date comparison included a $16.3 million increase in Payroll and Tax Services, a $3.9 million increase from Benefit Services, and a $0.8 million increase in LifeWorks.

The increase in Payroll and Tax Services U.S. operations revenue in both comparisons was mainly driven by increases in interest income earned on invested customer funds of $6.0 million in the quarterly comparison and $14.3 million in the year-to-date comparison.  The $6.0 million increase in the quarterly comparison reflected increases of $5.4 million from a higher average yield and $0.6 million from a higher average invested balance while $14.3 million increase in the year-to-date comparison reflected increases of $12.6 million from a higher average yield and $1.7 million from a higher average invested balance.  The remainder of the increase in both comparisons resulted primarily from the addition of new customers, selling additional services to existing customers and price increases.  This increase was partially offset by a $0.9 million reduction in the quarterly comparison and $2.2 million reduction in the year-to-date comparison due to the sale of our SourceWeb payroll platform in the first quarter of 2005.  The increases in Benefit Services U.S. operations revenue included additional interest income earned on invested customer funds of $0.2 million in the quarterly comparison and $0.4 million in the year-to-date comparison primarily driven by higher interest rates.  The remaining increases in Benefit Services U.S. operations revenue in both comparisons were driven by additional customers and increased customer employee participation.  LifeWorks U.S. operations revenue decreased $0.3 million in the quarterly comparison primarily due to a reduction in commercial volume and lower pricing.  The $0.8 million increase in the year-to-date comparison for LifeWorks U.S. operations was driven by increased sales of services under contract with the U.S. Department of Defense.

The Ceridian Canada revenue increase of $7.7 million in the quarterly comparison and $12.6 million in the year-to-date comparison included $4.5 million and $7.0 million, respectively, due to the strengthening of the Canadian dollar against the U.S. dollar, $2.1 million and $3.4 million, respectively, due to additional interest income primarily resulting from a higher average invested balance, with the remainder of the increase attributed to growth in the payroll base.  Ceridian UK revenue decreases of $1.5 million in the quarterly comparison and $3.1 million in the year-to-date comparison resulted from customer terminations, price pressure, and a weakening of the British pound sterling against the U.S. dollar of $0.5 million and $2.2 million, respectively.

For the second quarter of 2006, HRS cost of revenue as a percent of revenue improved to 57.9% from 59.3% in the second quarter of 2005, and HRS cost of revenue as a percent of revenue improved to 57.3% in the first six months of 2006 from 58.1% in the first six months of 2005.  The improvement was mainly due to increased interest income on invested customer funds without significant incremental costs and the result of reducing costs through reorganization efforts, which was partially offset by increased service delivery costs in the LifeWorks business.  Additional cost of revenue for stock-based compensation amounted to $0.6 million in the quarterly comparison and $1.7 million in the year-to-date comparison.

SG&A expense for HRS in the second quarter of 2006 increased $0.4 million, or 0.4%, to $90.7 million compared to $90.3 million in the second quarter of 2005.  An increase in general and administrative expense of $1.0 million was largely offset by a decrease of $0.6 million in selling expense.  The increase in general and administrative expense was driven by $1.5 million due to additional stock-based compensation expense, $0.8 million due to the strengthening of the Canadian dollar against the U.S. dollar, planned increase in expenditures to invest in the business of $0.7 million, partially offset by $1.3 million related to a payment for employee compensation in the second quarter of 2005 and $0.6 million reduction in pension cost.  The decrease in selling expense was primarily the result of cost savings from our Payroll and Tax Services reorganization of $1.6 million, partially offset by increases of $0.5 million due to the strengthening of the Canadian dollar against the U.S. dollar, and $0.4 million due to additional stock-based compensation expense.

In the year-to-date comparison, SG&A expense for HRS increased $0.3 million, or 0.1%, to $185.9 million in the first six months of 2006 compared to $185.6 million in the first six months of 2005 driven by an increase in general and administrative expense of $6.2 million largely offset by a decrease of $5.9 million in selling expense.  The increase in general and administrative expense was primarily due to $5.6 million in additional stock-based compensation expense, $1.4 million due to the strengthening of the Canadian dollar against the U.S. dollar, and planned increase in expenditures to invest in the business of $1.4 million, partially offset by $1.3 million related to a payment for employee compensation in the second quarter of 2005, and a $0.6 million reduction in pension cost.  The decrease in selling expense was primarily the result of cost savings from our Payroll and Tax Services reorganization of approximately $6.7 million, partially offset by increases of $1.0 million from additional stock-based compensation expense, and $0.8 million due to the strengthening of the Canadian dollar against the U.S. dollar.  The remaining increase in selling expense of $1.0 million is primarily due to increases in compensation expense.

R&D expense for HRS decreased $0.9 million, or 16.7%, to $4.7 million in the second quarter of 2006 compared to $5.6 million in the second quarter of 2005, and decreased $0.1 million, or 1.4%, to $10.5 million for the first six months of 2006 compared to $10.6 million in the first six months of 2005. These decreases were primarily due to an increased assignment of personnel to cost of revenue activities in 2006 versus R&D activities in 2005, partially offset by additional stock-based compensation expense of $0.1 million in the quarterly comparison and $0.2 million in the year-to-date comparison.

We maintained interest rate derivatives for the purpose of mitigating interest rate risk on customer funds until February 2005.  In the first quarter of 2005, we recorded a loss of $2.3 million associated with the disposition of these derivative instruments.

Other income, net for HRS includes gains on sales of assets of $1.1 million and $0.9 million in the second quarter of 2006 and 2005, respectively.  In addition to the gain on the sale of assets in the second quarter, the first six months of 2006 and 2005 includes a gain on sale of marketable securities of $1.6 million and $1.0 million, respectively.

In the quarterly comparison, HRS EBIT increased $11.7 million, or 131.1%, to $20.6 million or 7.6% of revenue in 2006 compared to $8.9 million or 3.5% of revenue in 2005.  In the year-to-date comparison, HRS EBIT increased $21.0 million, or 99.4%, to $42.2 million or 7.7% of revenue in 2006 compared to $21.2 million or 4.1% of revenue in 2005.  The increase in both quarterly and year-to-date comparisons was primarily due to an improvement in operating performance in the U.S. HRS business.  EBIT from LifeWorks continued to be a major contributor to U.S. HRS EBIT, although at a lower level than in 2005.  Payroll and Tax Services and Benefit Services continued to make improvements in both the quarterly and year-to-date comparisons.  Ceridian Canada’s EBIT improved in both quarter and year-to-date comparisons due to additional interest income primarily resulting from a higher average invested balance, growth in the payroll base, and strengthening of the Canadian dollar.  Ceridian UK’s EBIT in 2006 improved in both comparisons primarily due to staff reductions undertaken in the fourth quarter of 2005.

Comdata

Statements of Operations Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005
Revenue	$115.8	$102.5	13.3	13.1	100.0	100.0
Cost of revenue	54.1	47.9	6.2	13.1	46.6	46.6
SG&A expense	18.3	19.3	(1.0)	(4.5)	15.9	18.8
R&D expense	2.0	1.5	0.5	33.6	1.7	1.5
Loss (gain) on derivative instruments	2.2	(0.1)	2.3	NM	1.9	NM
Other income, net	(1.0)	—	(1.0)	NM	(0.8)	—
EBIT	$40.2	$33.9	6.3	18.5	34.7	33.1

Statements of Operations June 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005
Revenue	$220.2	$194.7	25.5	13.1	100.0	100.0
Cost of revenue	101.0	89.6	11.4	12.7	45.8	46.0
SG&A expense	38.6	38.1	0.5	1.6	17.6	19.5
R&D expense	4.0	2.9	1.1	39.3	1.8	1.5
Loss on derivative instruments	3.1	7.1	(4.0)	(57.0)	1.4	3.7
Other income, net	(1.0)	—	(1.0)	NM	(0.4)	—
EBIT	$74.5	$57.0	17.5	30.6	33.8	29.3

In the quarterly comparison, Comdata revenue increased $13.3 million, or 13.1%, to $115.8 million in 2006 from $102.5 million in 2005.  In the year-to-date comparison, Comdata revenue increased $25.5 million or 13.1% to $220.2 million in the first six months of 2006 from $194.7 million in the first six months of 2005.  The increase in revenue in the quarterly comparison was primarily due to $10.3 million from increased customer demand and price increases and $3.0 million from higher fuel prices.  The increase in revenue in the year-to-date comparison was primarily due to $19.9 million from increased customer demand and price increases and $5.6 million from higher fuel prices.  For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total cost of each fuel purchase.  An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and corresponding Comdata revenue.

Revenue from transportation services increased $9.4 million to $80.1 million in the second quarter of 2006 from $70.7 million in the second quarter of 2005, and revenue from retail services increased $3.9 million to $35.7 million in the second quarter of 2006 from $31.8 million in the second quarter of 2005.  Revenue from transportation services increased $16.7 million to $153.0 million in the first six months of 2006 from $136.3 million in the first six months of 2005.  Revenue from retail services increased $8.8 million to $67.2 million in the first six months of 2006 from $58.4 million in the first six months of 2005.

The increase in revenue from transportation services of $9.4 million for the second quarter of 2006 and $16.7 million for the first six months of 2006 related primarily to revenue from the long haul business, which increased $6.3 million in the quarterly comparison, including a $2.3 million increase resulting from higher fuel prices, and $10.4 million in the year-to-date comparison, including a $4.3 million increase resulting from higher fuel prices.  The remaining long haul revenue increase of $4.0 million in the quarterly comparison and $6.1 million in the year-to-date comparison primarily resulted from an increase in transaction volume in 2006 over 2005, reflecting in part the continued growing acceptance of the BusinessLink card.  Local fleet revenue increased $2.4 million in the quarterly comparison and $3.8 million in the year-to-date comparison, primarily due to $0.7 million and $1.3 million, respectively, from higher fuel prices as well as greater utilization by major local fleet customers of Comdata’s products and services, including the BusinessLink card.  The remaining increase in transportation services revenue in the quarterly and year-to-date comparison of $0.7 million and $2.5 million, respectively, is from regulatory compliance services, due largely to price increases related to improved delivery of services.

Revenue from retail services increased $3.9 million in the quarterly comparison and $8.8 million in the year-to-date comparison primarily due to higher levels of retail cards in use, greater transaction volume, and an increase in international revenue.  Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer.  Cards delivered increased by approximately 46% in the quarterly comparison and 37% in the year-to-date comparison while transactions processed increased approximately 19% in the quarterly comparison and 22% in the year-to-date comparison of 2006 over 2005.

Comdata cost of revenue as a percent of revenue for the second quarter of 2006 was flat at 46.6% compared to the second quarter of 2005 and decreased to 45.8% in the first six months of 2006 compared to 46.0% in the first six months of 2005.  Cost of revenue included an additional $0.2 million in the quarterly comparison and $0.7 million in the year-to-date comparison for stock-based compensation expense.  Both comparisons benefited from higher fuel prices.

SG&A expense decreased $1.0 million, or 4.5%, to $18.3 million in the second quarter of 2006 compared to the second quarter of 2005.  The decrease included a reduction in bad debt expense of $2.5 million due to higher charges in 2005 resulting from identified specific risks in the accounts receivable portfolio, partially offset by increased compensation costs, including $0.7 million for stock-based compensation expense.  SG&A expense increased $0.5 million, or 1.6%, to $38.6 million in the first six months of 2006 compared to $38.1 million in the first six months of 2005.  This increase included a $2.3 million increase related to stock-based compensation expense, offset by a reduction in bad debt expense of $3.5 million due to higher charges in 2005 resulting from identified specific risks in the accounts receivable portfolio.  The remaining increase of $1.7 million was primarily due to higher selling expense related to marketing efforts in retail services and regulatory compliance and increased general and administrative expenses related to higher professional fees.

R&D expense increased $0.5 million, or 33.6%, to $2.0 million in the second quarter of 2006 compared to the second quarter of 2005 and $1.1 million, or 39.3%, to $4.0 million in the first six months of 2006 compared to the first six months of 2005 primarily due to staffing additions.

The loss on derivative instruments related to diesel fuel price derivative instruments increased to $2.2 million in the second quarter of 2006 from a gain of $0.1 million in the second quarter of 2005 due to an increase in diesel fuel futures prices relative to our diesel fuel derivative instrument prices in effect at June 30, 2006 compared to minimal change in diesel fuel futures prices relative to our diesel fuel derivative instrument prices in effect at June 30, 2005.  The loss on derivative instruments related to diesel fuel price derivative instruments decreased to $3.1 million in the first six months of 2006 compared to a loss of $7.1 million in the first six months of 2005 due to a greater increase in the diesel fuel futures prices relative to our diesel fuel derivative instrument prices for the first six months of 2005 compared to the first six months of 2006.  Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  During late 2005 and early 2006, we acquired diesel fuel price derivative instruments covering approximately 80% of our anticipated 2006 diesel fuel price related earnings exposure with an average strike price of $2.55 per gallon.  During 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of instruments with an average strike price of $1.92 per gallon.

Other income, net reflects a $1.0 million gain from the settlement of a lawsuit that occurred during the second quarter of 2006.

Comdata EBIT increased $6.3 million, or 18.5%, to $40.2 million or 34.7% of revenue in the second quarter of 2006 compared to $33.9 million or 33.1% of revenue in the second quarter of 2005 primarily due to increased customer demand and higher fuel prices.  EBIT increased $17.5 million, or 30.6%, to $74.5 million or 33.8% of revenue in the first six months of 2006 compared to $57.0 million or 29.3% of revenue in the first six months of 2005 primarily due to a continued increase in customer demand, the benefit of higher fuel prices, and the reduced loss on derivative instruments.  Transportation services and retail services both had positive contributions to EBIT during the reporting periods.

Balance Sheet

During the first six months of 2006 the liability related to employee benefit plans decreased by $117.2 million to $106.9 million at June 30, 2006 from $224.1 million at December 31, 2005.  The decrease was primarily related to a $75.0 million contribution to the U.S. defined benefit pension plan and a corresponding reduction in the pension liability adjustment within accumulated other comprehensive income of $50.0 million.  During the first six months of 2006 noncurrent deferred income tax assets decreased $39.4 million to $18.6 million at June 30, 2006 from $58.0 million at December 31, 2005, primarily related to the tax impact of the $75.0 million pension contribution.

Cash Flows

Cash Balances and Operating Activities
During the first six months of 2006, our cash and equivalents decreased $164.3 million to $171.3 million including net cash inflows of $13.7 million from operating activities, net cash outflows of $21.7 million from investing activities, net cash outflows from financing activities of $157.1 million, and an increase in cash balances of $0.8 million due to the effect of exchange rate changes.  The decrease in cash and equivalents was driven by $213.2 million used to repurchase common stock, a $75.0 million contribution to the U.S. defined benefit pension plan, and $23.4 million in expenditures for property, plant and equipment and software development costs, partially offset by $78.4 million in net earnings and $60.3 million in proceeds from stock option exercises and stock sales.  During the first six months of 2005, our cash and equivalents increased $16.3 million to $237.0 million including net cash inflows of $127.3 million from operating activities, net cash outflows of $10.4 million from investing activities, net cash outflows of $98.8 million from financing activities and a reduction in cash balances of $1.8 million due to the effect of exchange rate changes.  The increase in cash and equivalents was primarily driven by $55.5 million in net earnings, $30.2 million in proceeds from sales of businesses and assets, and $15.6 million in proceeds from stock option exercises and stock sales, partially offset by $87.4 million used to repurchase common stock.

Cash flows from operating activities in the first six months of 2006 provided cash of $13.7 million for the first six months of 2006 compared to cash provided of $127.3 million for the first six months of 2005.  The decrease of $113.6 million in operating cash flows during the first six months of 2006 compared to 2005 largely reflected the $75.0 million contribution to the U.S. defined benefit pension plan and an increase in working capital requirements of $52.9 million primarily due to higher fuel prices and the timing of the period end close in relation to the day of the week in which the Company completes transaction processing.

Investing Activities

Net cash outflows from investing activities were $21.7 million for the first six months of 2006, compared to net cash outflows of $10.4 million for the first six months of 2005.  During the first six months of 2006, our capital expenditures included $12.1 million for property and equipment and $11.3 million for software and development costs while during the first six months of 2005, our capital expenditures included $13.9 million for property and equipment and $18.5 million for software and development costs.  Our expenditures during the first six months of 2006 included $5.8 million for the acquisition in the second quarter of the remaining 80.1% equity interest in SASH Management, LLC, a mid-market provider of gift certificates and gift cards, while during the first six months of 2005 our expenditures for acquisitions of investments and businesses (net of cash acquired) included Comdata’s $8.2 million purchase of Tranvia, Inc., a provider of merchant card processing services.  Cash inflows during the first six months of 2006 from sales of businesses and assets amounted to $7.2 million due to the sale of assets.  Cash inflows from sales of businesses and assets during the first six months of 2005 amounted to $30.2 million, including $21.0 million from the disposition of our HRS interest rate derivative instruments, and $9.2 million from the sale of other assets.

Financing Activities

Net cash outflows from financing activities amounted to $157.1 million for the first six months of 2006, compared to net cash outflows of $98.8 million in the first six months of 2005.  During the first six months of 2006, we reduced Ceridian Canada’s borrowings under our $250.0 million revolving credit facility by $6.2 million.  During the first six months of 2005, we reduced the amount outstanding under the $150.0 million Comdata receivables securitization facility by $20.0 million to $55.0 million, which remains the amount outstanding at June 30, 2006.  We also made payments on capital leases of $2.8 million in the first six months of both 2006 and 2005, and royalty payments relating to our SourceWeb payroll platform which we disposed of on December 31, 2004 of $2.9 million and $2.6 million in the first six months of 2006 and 2005, respectively.

During the first six months of 2006, we repurchased 9,404,800 shares of our common stock on the open market at an average net price of $24.39 per share.  We paid $213.2 million of the purchase price before the end of the second quarter of 2006 and accrued $16.2 million for trades settled in early July 2006.  During the first six months of 2005, we repurchased 4,724,450 shares of our common stock on the open market at an average net price of $19.22 per share for $90.8 million.  We paid $87.4 million of the purchase price before the end of the second quarter of 2005 and accrued $3.4 million for trades settled in early July 2005.  The benefit of tax deductions in excess of recognized compensation expense related to stock-based compensation is classified as a financing cash flow and, accordingly, $8.9 million was reclassified from operating activities in accordance with the requirements of SFAS 123R.  Proceeds from exercises of stock options during the first six months of 2006 amounted to $60.3 million while proceeds from exercises of stock options and sales of stock to employees during the first six months of 2005 amounted to $15.6 million.

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

On November 18, 2005, we entered into a five-year, $250.0 million revolving credit agreement (“2005 Revolving Credit Facility”).  The 2005 Revolving Credit Facility provides for up to $250.0 million (subject to possible increase, at our request as authorized by our Board of Directors up to $400.0 million) for a combination of advances and letters of credit until November 18, 2010.  The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (resulting in a total rate of 4.88% at June 30, 2006).  This facility includes a $25.0 million sublimit for swingline loans, a $100.0 million U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 million U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowings under the Canadian subfacility of the 2005 Revolving Credit Facility as of June 30, 2006 and December 31, 2005 were $34.4 million and $40.6 million, respectively.  In addition, as of June 30, 2006, we utilized $2.8 million of the 2005 Revolving Credit Facility for letters of credit, leaving an unused borrowing capacity of $212.8 million.  Of the $34.4 million outstanding under our 2005 Revolving Credit Facility, $17.9 million is classified as a current liability on our consolidated balance sheet at June 30, 2006 since it is our intention to repay this amount within the following twelve months.  Of the $212.8 million unused borrowing capacity at June 30, 2006, $55.0 million has been designated as backup to the Comdata receivables securitization facility described below.

In addition, at June 30, 2006 and December 31, 2005, we had a $150.0 million receivables securitization facility with a term ending in June 2008, which uses selected Comdata trade receivables as collateral for borrowings (the “Comdata Credit Facility”).  Under this facility Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.15% at June 30, 2006) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes either the Prime rate or LIBOR plus 1.5% at Comdata’s option.  The amount outstanding under this facility was $55.0 million at both June 30, 2006 and December 31, 2005, leaving an unused borrowing capacity of $95.0 million as of both dates.  As of June 30, 2006 and December 31, 2005, the aggregate amount of receivables serving as collateral amounted to $298.9 million and $230.2 million, respectively.  Since we have the capability under our 2005 Revolving Credit Facility and the intention of continuing our use of short-term borrowings under our Comdata Credit Facility, its outstanding balance of $55.0 million at June 30, 2006 and December 31, 2005 is reported in noncurrent liabilities on our consolidated balance sheet.  In June 2006, Comdata renewed this facility by amending the agreements to extend the maturity date to June 14, 2009 with similar terms.

At June 30, 2006 and December 31, 2005, Ceridian UK maintained two overdraft facilities totaling £7.5 million.  There was no amount outstanding as of June 30, 2006 and December 31, 2005.  The £6.5 million overdraft facility has been renewed until February 2007.

In addition to availabilities under the Canadian subfacility, Ceridian Canada had available at June 30, 2006 and December 31, 2005 a committed bank credit facility that provided up to CAD $5.0 million for issuance of letters of credit and guarantees that is renewed annually by the granting bank.  The amounts of letters of credit outstanding under this facility were CAD $4.1 million ($3.7 million and $3.5 million) at June 30, 2006 and December 31, 2005.

We are in compliance with all covenants related to our credit facilities.  The terms of the financial covenants of the 2005 Revolving Credit Facility generally provide that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures.  The Comdata Credit Facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

As described in the preceding discussion of financing activities in the “Cash Flows” section of this discussion, we repurchased 9,404,800 shares during the first six months of 2006 of Ceridian common stock pursuant to our stock repurchase program.  As of June 30, 2006, we were authorized to purchase up to 6,209,250 additional shares of our common stock under the authorization from our Board of Directors.  We generally use our treasury stock to address our obligations under our stock compensation plans.

Our contractual commitments and contingencies at December 31, 2005 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in the 2005 Form 10-K.  There have been no material changes to these contractual commitments and contingencies during the six months ended June 30, 2006.

CRITICAL ACCOUNTING POLICIES

Other than the inclusion of stock-based compensation as a significant accounting policy and critical accounting estimate effective with our adoption of SFAS 123R on January, 1, 2006, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in the 2005 Form 10-K.

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

The adoption of SFAS 123R had a material impact on our consolidated results of operations and the statement of cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. We do not currently expect to significantly change our various stock-based compensation programs. See Note 9 of this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation plans.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we adopt a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statement No. 133 and 140.”  The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately.  The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Tax Positions.”  FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions.  The new standard is effective for years beginning after December 15, 2006.  We are currently evaluating the impact of this new standard.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2005 Form 10-K.  There have been no material changes to our market risk during the six months ended June 30, 2006.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, we have concluded that as of June 30, 2006, our disclosure controls and procedures were not effective.  However, to address the material weakness described below under the heading “Internal Control over Financial Reporting”, we continue to execute a significantly expanded financial statement closing process to include additional analysis and other post-closing procedures to ensure that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

This material weakness continued to exist as of June 30, 2006. To remediate this material weakness, we have implemented in the second quarter of 2006 or are in the process of implementing the following actions:

•                  increased the frequency and depth of the Revenue Recognition Steering Committee meetings and improved the resulting documentation;

•                  provided additional training for finance, accounting and certain other personnel related to revenue recognition for complex multiple element revenue arrangements;

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

Our testing and evaluation of the operating effectiveness and sustainability of the changes to our internal control over financial reporting with respect to this material weakness have not yet been completed as certain of the above-referenced remediation actions are still in the implementation process.  As a result, we may identify additional changes that are required to remediate this material weakness.  In addition, “significant deficiencies” and “control deficiencies” (as defined by the PCAOB in its Auditing Standard No. 2) remain in our internal control over financial reporting as of June 30, 2006.  We will continue to monitor the effectiveness and sustainability of new controls on an ongoing basis and seek to identify improvements to existing controls.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Ceridian and its subsidiaries are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government proceedings, customer disputes, and tort claims.  In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

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

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain current and former executive officers in United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 MJD-JGL.   This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and allege claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  On May 25, 2006, the United States District Court, District of Minnesota granted Ceridian’s motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions.  We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its current and former executive officers in United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The consolidated lawsuit relies on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian intends to appropriately defend itself in the consolidated lawsuit.  We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation.  In February 2004, we provided documents responsive to the SEC.  In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors.  We kept the SEC advised on a regular basis of the Audit Committee’s investigation.  On December 10, 2004, we received a further formal confidential document request from the SEC.  The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures.  The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws.  As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above.  The subpoena is consistent with investigations of this type and was anticipated.  We continue to fully cooperate with the SEC and are in the process of completing our response to the SEC’s additional document request and subpoena.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed by Ceridian under Part I, Item 1A, “Risk Factors” contained in our 2005 Form 10-K and under Part II, Item 1A, “Risk Factors” contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2006, with the exception of the risk factor entitled “The loss of our contract with the U.S. Department of Defense would likely have an adverse effect on our HRS business”, which has been further modified as follows:

The loss of our contract with the U.S. Department of Defense would likely have an adverse effect on our HRS business.

We currently provide customized work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense.  The term of the contract is through September 29, 2006.  The U.S. Department of Defense has the option to extend this contract through December 31, 2006.  On May 11, 2006, the U.S. Department of Defense issued a request for proposal to enter into a long-term contract.  We timely responded to that request for proposal.  If we are unsuccessful in securing a new contract with the U.S. Department of Defense, the loss of this customer would likely have an adverse effect on our HRS business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2006- April 30, 2006)	300,818	(2)	$24.38	300,000	15,002,550
Month #2 (May 1, 2006- May 31, 2006)	4,043,300	(3)	$24.73	4,043,300	10,959,250
Month #3 (June 1, 2006- June 30, 2006)	4,750,124	(4)	$24.02	4,750,000	6,209,250
Total:	9,094,242	(2)(3)(4)	$24.35	9,093,300	6,209,250

(1)             On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 6,209,250 shares as of June 30, 2006. The repurchase program has no set expiration or termination date.

(2)             818 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(3)             No shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(4)             124 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Item 4.  Submission of Matters to a Vote of Security Holders

Ceridian’s annual meeting of stockholders was held on May 11, 2006.  Of the 146,548,480 shares of Ceridian common stock entitled to vote at the meeting, 136,812,627 shares were present at the meeting in person or by proxy.  At the annual meting, the stockholders voted solely on the election of six individuals to serve as directors of Ceridian.  The six individuals designated by Ceridian’s Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld
Nicholas D. Chabraja	136,082,330	730,297
Ronald T. LeMay	136,624,237	188,390
George R. Lewis	131,567,846	5,244,781
L. White Matthews, III	133,807,245	3,005,382
Ronald L. Turner	134,790,676	2,021,951
Alan F. White	133,773,680	3,038,947

Item 6.  Exhibits

(a)                                  Exhibits.

10.01                       Amendment No.12 to Receivables Purchase Agreement entered into as of June 15, 2006 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, N.A. (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported date of June 15, 2006 and filed with the Securities and Exchange Commission on June 19, 2006).

31.01                       Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02                       Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01                       Certification of our Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02                       Certification of our Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date:	August 7, 2006	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)