Form 10-Q
period 2006-09-30
CERIDIAN CORP /DE/
filed 2006-11-08
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

YES    ☐     NO   ☒

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of October 31, 2006, was 139,124,108.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2006

Part I.  Financial Information

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005

Revenue	$386.5	$364.1	$1,161.1	$1,079.5
Costs and Expenses
Cost of revenue	214.6	198.9	634.4	591.2
Selling, general and administrative	112.1	112.3	336.6	336.0
Research and development	7.5	6.1	22.0	19.6
(Gain) loss on derivative instruments	(0.7)	3.1	2.4	12.5
Other (income) expense, net	(5.7)	4.6	(9.7)	2.9
Interest income	(2.4)	(2.0)	(10.5)	(5.4)
Interest expense	1.5	1.0	4.5	3.9
Total costs and expenses	326.9	324.0	979.7	960.7
Earnings before income taxes	59.6	40.1	181.4	118.8
Income tax provision	14.0	14.4	57.4	37.6
Net earnings	$45.6	$25.7	$124.0	$81.2

Earnings per share
Basic	$0.33	$0.18	$0.87	$0.55
Diluted	$0.32	$0.17	$0.85	$0.54

Shares used in calculations (in 000’s)
Weighted average shares (basic)	138,905	145,543	142,888	147,668
Dilutive securities	2,355	1,929	2,821	1,389
Weighted average shares (diluted)	141,260	147,472	145,709	149,057

Antidilutive shares excluded (in 000’s)	1,787	3,594	1,464	6,192

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions)

	September 30,	December 31,
	2006	2005
Assets
Cash and equivalents	$209.7	$335.6
Trade and other receivables, less reserves and allowance for doubtful accounts of $23.8 and $22.1	692.5	584.8
Current deferred income taxes	16.1	16.5
Other current assets	95.3	88.8
Total current assets	1,013.6	1,025.7
Property, plant and equipment, net	113.0	121.5
Goodwill	941.6	936.5
Software and development costs, net	63.6	71.8
Other intangible assets, net	29.4	35.6
Deferred income taxes	16.8	58.0
Other noncurrent assets	41.8	42.0
Total assets before customer funds	2,219.8	2,291.1
Customer funds	3,479.9	4,341.2
Total assets	$5,699.7	$6,632.3

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$31.3	$25.5
Accounts payable	63.4	67.7
Drafts and settlements payable	294.0	232.7
Customer advances	43.0	39.3
Deferred income	115.1	114.0
Accrued taxes	9.5	22.8
Employee compensation and benefits	69.1	67.8
Other accrued expenses	61.7	54.7
Total current liabilities	687.1	624.5
Long-term obligations, less current portion	58.1	81.0
Deferred income taxes	28.7	31.2
Employee benefit plans	107.5	224.1
Other noncurrent liabilities	30.1	36.8
Total liabilities before customer funds obligations	911.5	997.6
Customer funds obligations	3,483.2	4,342.9
Total liabilities	4,394.7	5,340.5

Common stock - $.01 par, authorized 500,000,000 shares, issued 151,567,406 and 151,567,406	1.5	1.5
Additional paid-in capital	932.7	931.0
Retained earnings	817.4	693.4
Treasury stock, at cost – 12,587,563 and 6,848,402 shares	(294.7)	(144.1)
Accumulated other comprehensive loss	(151.9)	(190.0)
Total stockholders’ equity	1,305.0	1,291.8
Total liabilities and stockholders’ equity	$5,699.7	$6,632.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$124.0	$81.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	22.0	(10.8)
Depreciation and amortization	65.1	63.0
Provision for doubtful accounts	4.5	8.8
Net periodic pension costs	5.9	8.4
Unrealized loss on derivative instruments	(0.3)	8.5
Gain on sale of marketable securities and other assets	(8.6)	(2.6)
Stock-based compensation	16.8	2.0
Tax benefits from stock-based compensation	(14.9)	—
Asset abandonments	0.3	5.5
Other	0.5	1.7
Changes in operating assets and liabilities:
Trade and other receivables	(116.2)	(128.3)
Accounts payable	(5.4)	(9.1)
Drafts and settlements payable	61.3	107.9
Deferred income	0.4	(16.3)
Employee compensation and benefits	0.4	8.7
Accrued taxes	1.0	14.0
Contribution to retirement plan trust	(75.0)	—
Other current assets and liabilities	4.0	33.1
Net cash provided by operating activities	85.8	175.7
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(21.9)	(21.5)
Expended for software and development costs	(16.5)	(25.0)
Proceeds from sales of businesses and assets	19.2	31.5
Expended for acquisitions of investments and businesses, less cash acquired	(5.5)	(8.8)
Net cash used for investing activities	(24.7)	(23.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(15.6)	(24.9)
Repayment of other debt and long-term obligations	(8.0)	(8.1)
Repurchase of common stock	(276.5)	(138.8)
Tax benefits from stock-based compensation	14.9	—
Proceeds from stock option exercises and stock sales	97.3	37.7
Net cash used for financing activities	(187.9)	(134.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.9	2.9

NET CASH FLOWS (USED) PROVIDED	(125.9)	20.7
Cash and equivalents at beginning of period	335.6	220.7
Cash and equivalents at end of period	$209.7	$241.4

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2006
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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  The accounting policies we follow are set forth in Note A, Accounting Policies, to the Company’s financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2005 (the “2005 Form 10-K”).  The following notes should be read in conjunction with such policies and other disclosures in the 2005 Form 10-K.  Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of September 30, 2006, our results of operations for the three and nine months ended September 30, 2006 and 2005 and our cash flows for the nine months ended September 30, 2006 and 2005.  We have reclassified certain prior period amounts to conform to the current period’s presentation.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statement 133 and 140.”  The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately.  The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Tax Positions.”  FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions.  The new standard is effective for years beginning after December 15, 2006.  We are currently evaluating the impact of this new standard.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this new standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.  The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006.  We are currently evaluating the impact of this new standard.  No material impact on our debt covenants is expected.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for fiscal years ending after November 15, 2006.  We do not expect SAB 108 to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTING ACTIVITY

Derivative Instruments

Interest Rate Derivative Instruments.  As of September 30, 2006 and December 31, 2005, we did not hold any interest rate derivative instruments.  On February 4, 2005, we disposed of our interest rate derivative instruments for cash proceeds of $21.0, which represented the fair market value of the instruments on the disposal date.  From December 31, 2004 to the disposal date, we received $3.5 in cash for settlements on these derivative instruments.  The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005.

Fuel Price Derivative Instruments.  The revenue and earnings of the transportation services business of Comdata is exposed to variability based on changes in diesel fuel and gasoline prices.  For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase.  An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue.  Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $2.0, absent the effect of any diesel fuel price derivative instruments.  In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.4, absent the effect of any gasoline price derivative instruments.

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  We continuously monitor fuel price volatility and the cost of derivative instruments.  For 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of diesel fuel price derivative instruments with similar terms at an average strike price of $1.92 per gallon.  In October 2005, we entered into a diesel fuel price derivative instrument with a strike price of $2.61 per gallon on approximately 20% of our estimated diesel fuel price risk effective from January 1 until December 31, 2006.  In January 2006, we entered into additional diesel fuel price derivative instruments bringing the total risk covered in 2006 to approximately 80% of our anticipated diesel fuel price risk with an average strike price of $2.55 per gallon effective until December 31, 2006.  The activity related to diesel fuel derivative instruments for the three and nine months ended September 30, 2006 and 2005 was as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Payments to counterparties	$1.5	$2.2	$2.7	$4.0
Unrealized (gain) loss	(2.2)	0.9	(0.3)	6.2
(Gain) loss on derivative instruments	$(0.7)	$3.1	$2.4	$10.2

Our diesel fuel price derivative instruments are carried at fair market value and were reported as an asset of $0.4 in other non-current assets and a liability of $0.3 recorded in other accrued expenses at September 30, 2006 and were reported as an asset of $0.5 in other noncurrent assets and a liability of $0.8 in other noncurrent liabilities at December 31, 2005.

Investments, Acquisitions and Divestitures of Businesses

Publicly Held Investments.  At September 30, 2006 and December 31, 2005, we held 255,922 and 340,922 shares, respectively, of The Ultimate Software Group, Inc. (“Ultimate”) common stock with a carrying value of $6.0 and $6.5, respectively.  During the first nine months of 2006, we sold 85,000 shares of Ultimate common stock for proceeds of $1.9 and a net gain of $1.6.  During the third quarter of 2005, we sold 70,000 shares of Ultimate for proceeds of $1.3 and a net gain of $1.0 and, for the first nine months of 2005, we sold 178,289 shares of Ultimate for proceeds of $2.7 and a net gain of $2.0 reported in other (income) expense.  Gains and losses on sales of marketable securities are reported in other (income) expense, net in our consolidated statements of operations.

The Ultimate securities are treated as “available for sale” securities.  The carrying value of these securities has been adjusted at each balance sheet date to reflect the current market price.  The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income.

The cost and fair values of securities available for sale at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Cost	$1.0	$1.4
Gross unrealized gains	5.0	5.1
Fair value	$6.0	$6.5

Acquisitions and Divestitures of Businesses.  In the third quarter of 2006, Ceridian sold the major portion of its Retirement Plan Services (“RPS”) recordkeeping and administration business to The Newport Group “Newport”, a retirement services provider.  The sale price consisted of an initial closing payment of $11.1 to Ceridian and a subsequent payment to Ceridian to be determined one year after the closing date based on a percentage of revenue received by Newport from retained transferred customers.  We recognized a gain on the sale of the business during the third quarter of $5.8.  Assuming retention of all transferred customers by Newport, the subsequent payment to Ceridian would be approximately $4.9.  The results of operations for RPS are reported as part of the HRS segment within benefits administration services.  We are not required to classify the results of operations of RPS as a discontinued operation as it did not meet the criteria to qualify as a discontinued operation.

In the second quarter of 2006, Comdata acquired the remaining 80.1% equity interest in SASH Management, LLC (“SASH”), a mid-market provider of gift certificates and gift cards, for $5.8 in cash and recorded goodwill of $2.9, other intangible assets of $3.2 and net assets of $0.3, including $0.3 in cash, and wrote-off a pre-existing minority interest investment in SASH of $0.6.

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

NOTE 3 – OTHER (INCOME) EXPENSE, NET

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Gain on sale of marketable securities	$—	$(1.0)	$(1.6)	$(2.0)
Foreign currency translation income	(0.2)	(0.1)	(0.7)	—
(Gain) loss on sale of assets	(5.7)	0.5	(6.7)	(0.6)
Asset abandonments	0.3	5.2	0.4	5.5
Litigation settlement	—	—	(1.0)	—
Other expense	(0.1)	—	(0.1)	—
Total	$(5.7)	$4.6	$(9.7)	$2.9

During the third quarter of 2006, we sold a major portion of RPS which resulted in a gain of $5.8.  For the first nine months of 2006, in addition to the gain on sale of RPS, we also received a cash payment and recorded an additional gain of $1.0 related to the settlement of a lawsuit and completed a sale of assets that resulted in a gain of $1.1.  During the third quarter of 2005, asset write-downs included an abandonment related to a payroll software application in HRS that amounted to $4.3.  Sales of marketable securities are described in Note 2, “Investing Activity.”

NOTE 4 – CAPITAL ASSETS

	September 30,	December 31,
	2006	2005
Property, Plant and Equipment
Land	$2.9	$3.0
Machinery and equipment (accumulated depreciation of $196.1 and $200.8)	253.7	264.8
Buildings and improvements (accumulated depreciation of $47.6 and $44.3)	100.1	98.8
Total property, plant and equipment	356.7	366.6
Accumulated depreciation	(243.7)	(245.1)
Property, plant and equipment, net	$113.0	$121.5

Goodwill
At beginning of year	$936.5	$931.8
Acquisitions	2.9	5.2
Divestitures	(4.9)	—
Translation and other adjustments	7.1	(0.5)
At end of period	$941.6	$936.5

Software and Development Costs
Purchased software (accumulated amortization of $55.2 and $47.2)	$74.5	$69.3
Internally developed software costs (accumulated amortization of $74.4 and $60.1)	118.7	109.8
Total software and development costs	193.2	179.1
Accumulated amortization	(129.6)	(107.3)
Software and development costs, net	$63.6	$71.8

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $39.1 and $34.1)	$59.4	$56.1
Trademarks (accumulated amortization of $1.0 and $0.7)	1.0	0.9
Technology (accumulated amortization of $50.7 and $51.3)	58.1	62.3
Non-compete agreements (accumulated amortization of $9.2 and $7.9)	10.9	10.3
Total other intangible assets	129.4	129.6
Accumulated amortization	(100.0)	(94.0)
Other intangible assets, net	$29.4	$35.6

NOTE 5 – FINANCING

	September 30, 2006	December 31, 2005
Debt and Capital Lease Obligations
Ceridian revolving credit facility	$26.4	$40.6
Comdata receivables securitization facility	55.0	55.0
Total revolving credit facilities	81.4	95.6
Capital lease obligations	8.0	10.9
Total debt and capital lease obligations	89.4	106.5
Less short-term debt and current portions of long-term debt and capital lease obligations	31.3	25.5
Long-term obligations, less current portions	$58.1	$81.0

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) for a combination of advances and letters of credit until November 18, 2010.  The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (resulting in a total rate of 4.86% at September 30, 2006).  This facility includes a $25.0 sublimit for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowings under the Canadian subfacility of the 2005 Revolving Credit Facility as of September 30, 2006 and December 31, 2005 were $26.4 and $40.6, respectively.  The carrying amount approximates fair value.  We have classified $26.4 and $20.7 as of September 30, 2006 and December 31, 2005, respectively, as a current liability based on management’s intent to repay this amount within the following twelve months.  As of September 30, 2006, we utilized $2.8 of the 2005 Revolving Credit Facility for letters of credit, leaving an unused borrowing capacity of $220.8 of which we have designated $55.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2006, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 14, 2009 with similar terms.  Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.34% at September 30, 2006) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime rate or LIBOR plus 1.5% at Comdata’s option.  The amount outstanding at both September 30, 2006 and December 31, 2005 was $55.0, leaving an unused borrowing capacity under this facility of $95.0 as of both dates.  The aggregate amount of receivables serving as collateral amounted to $330.3 at September 30, 2006, and $230.2 at December 31, 2005.  The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables are not available to satisfy claims of creditors.

Other Debt Financing

At September 30, 2006 and December 31, 2005, Ceridian UK maintained overdraft facilities totaling £6.5 million and £7.5 million, respectively.  There was no amount outstanding as of September 30, 2006 and December 31, 2005.  The £6.5 million overdraft facility expires in February 2007. The £1.0 million overdraft facility expired in September 2006.

In addition to the amount available under the Canadian subfacility, Ceridian Canada had available at September 30, 2006 and December 31, 2005 a committed bank credit facility that provided up to CAD $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank.  The amounts of letters of credit outstanding under this facility were CAD $4.1 million ($3.7 and $3.5) at September 30, 2006 and December 31, 2005.

We remained in compliance with the debt covenants under our credit facilities at September 30, 2006.

Equity Activities

In the third quarter of 2006, we repurchased 2,000,000 shares of our common stock for $47.1 on the open market at an average net price of $23.55 per share.  In the third quarter of 2005, we repurchased 2,513,200 shares of our common stock for $51.9 on the open market at an average net price of $20.67 per share.  During the first nine months of 2006, we repurchased 11,404,800 shares of our common stock for $276.5 on the open market at an average net price of $24.24 per share.  During the first nine months of 2005, we repurchased 7,237,650 shares of our common stock on the open market for $142.8 at an average net price of $19.72 per share.  We recorded accounts payable of $4.0 for late September 2005 open market trades that were settled in early October 2005 and were reported as financing cash outflows in the fourth quarter of 2005.  As of September 30, 2006, we may repurchase up to 4,209,250 additional shares of our common stock under an existing authorization from our Board of Directors.

NOTE 6 – CUSTOMER FUNDS

Customer funds are invested in high quality collateralized short-term investments or money market mutual funds as well as debt securities issued by U.S. or Canadian governments and agencies, AAA-rated asset-backed securities and corporate securities rated A3/A- or better.  Investments of customer funds are reported at fair value.  The after-tax impact of unrealized gains and losses resulting from quarterly revaluation of these securities are reported in accumulated other comprehensive loss in stockholders’ equity.  At September 30, 2006 and December 31, 2005, the related amortized cost of customer funds exceeded the fair value of investments by $3.3 and $1.7, respectively, primarily as a result of changes in interest rates.

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from invested customer funds included in revenue for the periods ended September 30, 2006 and 2005 amounted to $30.1 and $24.5 for the third quarter of 2006 and

2005, respectively, and $101.0 and $78.6 for the nine months ended September 30, 2006 and 2005, respectively.  Investment income includes realized gains and losses from sales of customer fund investments.

The amortized cost and fair value of investments of customer funds available for sale at September 30, 2006 and December 31, 2005 were as follows:

Investments of Customer Funds at September 30, 2006

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$1,827.1	$—	$—	$1,827.1
Available for sale investments:
U.S. government and agency securities	902.9	0.7	(12.7)	890.9
Canadian and provincial government securities	393.3	9.0	(0.1)	402.2
Corporate debt securities	257.3	1.2	(1.6)	256.9
Asset-backed securities	65.9	0.1	—	66.0
Mortgage-backed and other securities	32.1	0.3	(0.2)	32.2
Total available for sale investments	1,651.5	11.3	(14.6)	1,648.2
Invested customer funds	3,478.6	$11.3	$(14.6)	3,475.3
Trust receivables	4.6			4.6
Total customer funds	$3,483.2			$3,479.9

Investments of Customer Funds at December 31, 2005

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$2,705.1	$—	$—	$2,705.1
Available for sale investments:
U.S. government and agency securities	905.9	1.4	(11.9)	895.4
Canadian and provincial government securities	381.2	9.6	(0.2)	390.6
Corporate debt securities	248.0	1.2	(2.1)	247.1
Asset-backed securities	63.1	0.6	(0.2)	63.5
Mortgage-backed and other securities	29.8	0.1	(0.2)	29.7
Total available for sale investments	1,628.0	12.9	(14.6)	1,626.3
Invested customer funds	4,333.1	$12.9	$(14.6)	4,331.4
Trust receivables	9.8			9.8
Total customer funds	$4,342.9			$4,341.2

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(0.4)	$93.9	$(12.3)	$694.1	$(12.7)	$788.0
Canadian and provincial government securities	—	—	(0.1)	24.5	(0.1)	24.5
Corporate debt securities	—	24.1	(1.6)	86.4	(1.6)	110.5
Asset-backed securities	—	13.5	—	1.5	—	15.0
Mortgage-backed and other securities	—	—	(0.2)	16.5	(0.2)	16.5
Total available for sale investments	$(0.4)	$131.5	$(14.2)	$823.0	$(14.6)	$954.5

Management does not believe any individual unrealized losses as of September 30, 2006 represent an other-than-temporary impairment.  The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration.  We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2006, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of Customer Funds by Maturity Date at September 30, 2006
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,049.4	$2,050.2
Due in one to three years	544.1	538.8
Due in three to five years	456.0	450.0
Due after five years	429.1	436.3
Invested customer funds	$3,478.6	$3,475.3

NOTE 7 – INCOME TAXES

During the third quarter of 2006, the expiration of the statute of limitations on an international tax contingency resulted in an $8.6 reduction in our income tax expense.  In the second quarter of 2006, the Canadian Government enacted new tax legislation lowering the federal corporate income tax rates to 20.5% in 2008, 20% in 2009 and 19% in 2010.  The effect of applying the newly enacted tax rates to our Canadian deferred income tax balance resulted in a $2.9 reduction of income tax expense for the first nine months of 2006.  In 2005, income tax expense was reduced by $5.9 due to settlement of our potential tax obligations from a previous spin-off transaction and $2.0 due to the expiration of the statute of limitations on tax contingent liabilities.

NOTE 8 – RETIREMENT PLANS

On May 31, 2006, we made an employer contribution of $75.0 to our U.S. defined benefit pension plan from our existing cash balance, resulting in a remeasurement of the plan assets, liabilities and projected pension expenses under SFAS 87, “Employers’ Accounting for Pensions,” as of that date.  The discount rate used to value the assets and liabilities increased from 5.5% to 6.25%.  The effect of this remeasurement resulted in a reduction of our net periodic pension cost for this plan by $2.8 for the first nine months of 2006, and a reduction in the projected pension expense for the year by $4.9, or $0.02 per diluted share.  In addition, accumulated other comprehensive loss was reduced by $50.0 as a result of the cash contribution.  See further discussion in Note 12, “Comprehensive Income.”

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	For Periods Ended September 30,
	Three months		Nine months
Net Periodic Pension Cost	2006	2005	2006	2005
Service cost	$0.7	$1.0	$2.7	$3.1
Interest cost	10.5	10.2	31.0	30.7
Expected return on plan assets	(13.3)	(11.6)	(37.4)	(35.0)
Net amortization and deferral	3.6	4.0	11.8	12.2
Net periodic pension cost	1.5	3.6	8.1	11.0
Settlements	—	—	—	1.3
Total pension cost	$1.5	$3.6	$8.1	$12.3

	For Periods Ended September 30,
	Three months		Nine months
Net Periodic Postretirement Benefit Cost	2006	2005	2006	2005
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.7	0.8	2.2	2.3
Actuarial loss amortization	0.1	0.1	0.2	0.3
Net periodic postretirement benefit cost	$0.8	$0.9	$2.5	$2.7

NOTE 9 – STOCK-BASED COMPENSATION

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

	Three Months Ended September 30, 2006
	As Reported	Pro Forma Under APB No. 25	Difference
Earnings before income taxes	$59.6	$62.5	$(2.9)
Net earnings	$45.6	$47.5	$(1.9)
Cash flows from operating activities	$72.1	$78.1	$(6.0)
Cash flows from financing activities	$(30.8)	$(36.8)	$6.0
Earnings per share:
Basic	$0.33	$0.35	$(0.02)
Diluted	$0.32	$0.34	$(0.02)

	Nine Months Ended September 30, 2006
	As Reported	Pro Forma Under APB No. 25	Difference
Earnings before income taxes	$181.4	$193.8	$(12.4)
Net earnings	$124.0	$132.2	$(8.2)
Cash flows from operating activities	$85.8	$100.7	$(14.9)
Cash flows from financing activities	$(187.9)	$(202.8)	$14.9
Earnings per share:
Basic	$0.87	$0.93	$(0.06)
Diluted	$0.85	$0.91	$(0.06)

Results of operations for the three months and nine months ended September 30, 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense.

If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, net income and earnings per share for the three months and nine months ended September 30, 2005 would have been as follows:

Pro Forma Effect of Fair Value Accounting	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings as reported	$25.7	$81.2
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.5	1.3
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.4)	(8.5)
Pro forma net earnings	$22.8	$74.0
Basic earnings per share as reported	$0.18	$0.55
Pro forma basic earnings per share	$0.16	$0.50
Diluted earnings per share as reported	$0.17	$0.54
Pro forma diluted earnings per share	$0.16	$0.50

We maintained stock-based compensation plans for non-employee directors, officers, employees, consultants and independent contractors.

Our 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), authorizes the issuance of up to 6,000,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards.  Eligible participants in the 2004 LTSIP include our employees, officers, consultants, advisors and non-employee directors.  Awards may be granted under the 2004 LTSIP until May 11, 2014.  As of September 30, 2006, 2,755,685 shares were available for future grants under the 2004 LTSIP.

Our Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorizes the issuance of up to 27,000,000 common shares in connection with similar awards.  Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors.  Awards may be granted under the 2001 LTSIP until November 27, 2010.  As of September 30, 2006, 1,403,528 shares were available for future grants under the 2001 LTSIP.

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

Stock options, restricted stock awards and restricted stock units awarded under the 2004 LTSIP, 2001 LTSIP and 2002 ESIP generally vest either annually over a three-year period or on a specific date if certain performance criteria are satisfied.  Stock options generally have either a 5-year or 10-year term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant.  Prior to February 17, 2006, most stock option award agreements under these plans include a “retirement” feature that accelerates future vesting (service) dates to the “retirement date” for recipients who terminate employment and who are age 55 or older and have 10 years of qualified employment service.  Subsequent to February 17, 2006, stock option and restricted stock unit award agreements under the 2004 LTSIP contain a “retirement” feature that permits the continued vesting of such awards following a recipients’ retirement for recipients who terminate employment and who are age 55 or older and have 10 years of qualified employment service.  Restricted stock awards do not include a “retirement” feature.

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

Prior to January 1, 2006, an annual grant of a non-qualified stock option to purchase 4,000 shares was made to each eligible non-employee director at the time of election or re-election to the Board at our annual stockholders’ meeting, with such grants becoming fully exercisable six months after the date of grant.  The exercise price of the options was the fair market value of the underlying stock at the date of grant, and the options expire in ten years.  Effective January 1, 2006, the amount of shares underlying this annual grant of non-qualified stock options to non-employee directors was increased to 8,000 shares.  Such grants will vest annually over a three year period after the date of grant.  The exercise price of the options will be the fair market value of the underlying stock at the date of grant, and the options will expire in five years.

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

We have reserved 500,000 common shares for issuance under the 2001 Savings-Related Share Option Plan (“2001 SAYE”) for our employees in the United Kingdom.  At September 30, 2006, 54,744 shares of common stock remain eligible to be purchased under the 2001 SAYE.  No future participation will be permitted in this plan.

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

A summary of information with respect to stock-based compensation is as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Stock-based compensation costs included in:
Cost of revenue	$0.9	$—	$3.2	$—
Selling, general and administrative	3.0	0.7	13.2	2.0
Research and development	0.1	—	0.4	—
Total stock-based compensation costs	4.0	0.7	16.8	2.0
Amounts capitalized	—	—	—	—
Amounts charged against income, before income tax benefit	4.0	0.7	16.8	2.0
Income tax benefit related to stock-based compensation included in net earnings	(1.1)	(0.2)	(5.3)	(0.7)
Net compensation expense included in net earnings	$2.9	$0.5	$11.5	$1.3

Stock option activity in the nine months ended September 30, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	16,572,506	$17.92
Granted	1,624,070	$25.74
Exercised	(5,706,873)	$16.99
Forfeited or expired	(528,104)	$20.45
Options outstanding at September 30, 2006	11,961,599	$19.32	2.54	$42.2
Options exercisable at September 30, 2006	7,849,829	$18.19	1.98	$33.4

Other information pertaining to options was as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$16.0	$7.7	$43.5	$11.4
Weighted average grant date fair value per share of stock options granted	$6.38	$6.45	$8.60	$5.99
Cash received from the exercise of stock options	$37.0	$22.1	$97.3	$37.7
Tax benefit related to the exercise of stock options	$6.0	$2.7	$14.9	$3.6

At September 30, 2006, there was $11.3 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.99 years.

The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Expected life in years	3.57	3.75	4.16	3.90
Expected volatility	24.7%	34.2%	33.5%	35.5%
Expected dividend rate	—	—	—	—
Risk-free interest rate	5.0%	4.1%	4.4%	4.1%

For the three and nine months ended September 30, 2006, we used a projected expected life for each award granted based on historical experience of our employees’ exercise behavior.  We stratify our employee population based upon distinctive exercise behavior patterns.  Expected volatility is based on historical daily volatility levels of our common shares.  The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues.

Restricted stock unit activity in the nine months ended September 30, 2006 was as follows:

	Number of Restricted Stock Units	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Units outstanding at January 1, 2006	3,747
Granted	357,844
Converted	(716)
Forfeited	(22,865)
Units outstanding at September 30, 2006	338,010	1.38	$7.6
Undelivered vested units at September 30, 2006	3,171

The intrinsic value of the converted restricted stock units during the nine months ended September 30, 2006 was less than $0.1.  There were no restricted stock units converted during the nine months ended September 30, 2005.  As of September 30, 2006, there was $5.1 of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.37 years.

Restricted stock award activity in the nine months ended September 30, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2006	308,416	$18.46
Granted	14,050	$23.78
Vested	(143,617)	$18.03
Forfeited	(8,516)	$19.28
Nonvested balance as of September 30, 2006	170,333	$19.22

The fair value of restricted stock vested during the three months ended September 30, 2006, and 2005 was less than $0.1.  The fair value of restricted stock vested during the nine months ended September 30, 2006 and 2005 was $2.6 and $2.2, respectively.  As of September 30, 2006, there was $1.9 of total restricted stock award compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.36 years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees

SourceWeb was a payroll platform within the HRS business segment.  On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. for $4.0.  As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate.  As of September 30, 2006 and December 31, 2005, the remaining liability was $9.6 and $13.9, respectively.  Future payments of principal and interest under this obligation will amount to $1.6 in 2006, $6.6 in 2007 and $1.7 in 2008.

Legal Matters

Ceridian and its subsidiaries are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims.  In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

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

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain current and former executive officers in United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE.   This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and allege claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  On May 25, 2006, the United States District Court, District of Minnesota granted Ceridian’s motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006.  Ceridian has made a motion to dismiss the consolidated class action.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions.  We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its current and former executive officers in United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The consolidated lawsuit, which is currently stayed, relies on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian intends to appropriately defend itself in the consolidated lawsuit.  We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation.  In February 2004, we provided documents responsive to the SEC.  In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors.  We kept the SEC advised on a regular basis of the Audit Committee’s investigation.  On December 10, 2004, we received a further formal confidential document request from the SEC.  The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures.  The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws.  As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above.  The subpoena is consistent with investigations of this type and was anticipated.  We continue to fully cooperate with the SEC and are in the final stage of completing our response to the SEC’s additional document request and subpoena.

NOTE 11 – SEGMENT DATA

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Revenue:
HRS	$262.7	$254.6	$817.1	$775.3
Comdata	123.8	109.5	344.0	304.2
Total Ceridian	$386.5	$364.1	$1,161.1	$1,079.5

Earnings before Interest and Taxes (EBIT):
HRS	$19.6	$3.6	$61.8	$24.8
Comdata	39.1	35.5	113.6	92.5
Total Ceridian	58.7	39.1	175.4	117.3
Interest income, net	0.9	1.0	6.0	1.5
Earnings before income taxes	$59.6	$40.1	$181.4	$118.8

Revenue by product and service is as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005

HRS Revenue:
Payroll and Tax Services	$183.3	$176.0	$579.1	$544.1
Benefit Services	37.4	38.9	116.1	113.5
LifeWorks	42.0	39.7	121.9	117.7
Total HRS Revenue	$262.7	$254.6	$817.1	$775.3

Comdata Revenue:
Transportation	$82.2	$73.3	$235.1	$209.7
Retail Services	41.6	36.2	108.9	94.5
Total Comdata Revenue	123.8	109.5	344.0	304.2
Total Revenue	$386.5	$364.1	$1,161.1	$1,079.5

Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material.  Operations in Canada and the United Kingdom relate almost entirely to the HRS segment.  Geographic data for the periods presented below is determined by reference to the location of operation.

Revenue by geography is as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Revenue:
U.S.	$316.3	$303.0	$956.1	$893.1
Canada	44.6	38.5	133.3	114.6
United Kingdom	25.6	22.6	71.7	71.8
Total International	70.2	61.1	205.0	186.4
Total Revenue	$386.5	$364.1	$1,161.1	$1,079.5

NOTE 12 – COMPREHENSIVE INCOME

	For Periods Ended September 30,
	Three Months		Nine Months
	2006	2005	2006	2005
Net earnings	$45.6	$25.7	$124.0	$81.2
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	0.0	10.4	7.1	5.1
Change in unrealized (loss) gain from marketable securities	(0.1)	1.0	1.9	3.3
Change in unrealized gain (loss) from invested customer funds	26.6	(18.1)	(1.8)	(11.4)
Change in pension liability adjustment	—	—	50.0	1.4
Less realized gain on:
Marketable securities sold or settled in this period	—	(1.0)	(1.6)	(2.0)
Customer funds securities sold or settled in this period	—	—	—	(0.8)
Other comprehensive income (loss) before income taxes	26.5	(7.7)	55.6	(4.4)
Income tax (provision) benefit	(9.6)	6.7	(17.5)	3.7
Other comprehensive income (loss) after income taxes	16.9	(1.0)	38.1	(0.7)
Comprehensive income	$62.5	$24.7	$162.1	$80.5

As discussed in Note 8 “Retirement Plans,” during the second quarter of 2006, we made an employer contribution of $75.0 to our U.S. defined benefit pension plan resulting in a $50.0 reduction in the pension liability adjustment within accumulated other comprehensive income.

NOTE 13 – SUBSEQUENT EVENT

On October 31, 2006, Ceridian purchased substantially all of the assets of HQ Gift Cards, LLC, a leading provider of mall gift card programs, for approximately $27.2 plus a contingent $3.0 earn-out.  The results of operations will be part of the Comdata segment.  We initially funded the acquisition through the Comdata receivables securitization facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), as such factors are amended and supplemented by the risk factors contained in Part II, Item IA, “Risk Factors” of this report and our Quarterly Reports, on Form 10-Q for the periods ended March 31, 2006, and June 30, 2006.  Such important factors include:

•                  Our ability to attract and retain customers, sell additional products and services to existing customers, and introduce new or enhanced products and services

•                  The speed at which we are able to increase operational efficiencies and reduce operating costs

•                  Competitive conditions

•                  Government contracting risks

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

•                  Our ability to attract and retain talented people who work effectively together

•                  International operations risks

•                  Relationships with key vendors and suppliers

•                  Liability for failures in legal compliance

•                  Risks associated with litigation, including the pending stockholder litigation, the ongoing SEC investigation and any other governmental investigations and similar matters

•                  Our ability to implement and execute our strategic plans to achieve our strategic goals

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

As described in Note 9 – “Stock-Based Compensation,” we adopted Statement of Financial Accounting Standards (“SFAS”) 123R as of January 1, 2006 to account for grants of stock options and awards of restricted common stock and restricted common stock units.  SFAS 123R requires that we measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant and recognize this cost as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  Upon adoption of SFAS 123R, we recognized a one-time gain in the first quarter of 2006 of $0.4 million based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards.  Previously, we recorded forfeitures as incurred.  There was no impact on previously reported interim periods upon the adoption of SFAS 123R.

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

RESULTS OF OPERATIONS

Statements of Operations Third Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2006	2005	$	%	2006	2005

Revenue	$386.5	$364.1	22.4	6.2	100.0	100.0
Cost of revenue	214.6	198.9	15.7	7.4	55.5	54.6
SG&A expense	112.1	112.3	(0.2)	(0.3)	29.0	30.9
R&D expense	7.5	6.1	1.4	23.3	2.0	1.7
Loss (gain) on derivative instruments	(0.7)	3.1	(3.8)	NM	(0.2)	0.8
Other income, net	(5.7)	4.6	(10.3)	NM	(1.5)	1.3
Interest income	(2.4)	(2.0)	(0.4)	18.6	(0.6)	(0.6)
Interest expense	1.5	1.0	0.5	52.4	0.4	0.3
Total costs and expenses	326.9	324.0	2.9	0.9	84.6	89.0
Earnings before income taxes	59.6	40.1	19.5	48.4	15.4	11.0
Income tax provision	14.0	14.4	(0.4)	(3.1)	3.6	4.0
Net earnings	$45.6	$25.7	19.9	77.3	11.8	7.1
Diluted earnings per common share	$0.32	$0.17	0.15	88.2

“NM” represents comparisons that are not meaningful to this analysis.

Statements of Operations September 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2006	2005	$	%	2006	2005

Revenue	$1,161.1	$1,079.5	81.6	7.6	100.0	100.0
Cost of revenue	634.4	591.2	43.2	7.3	54.6	54.8
SG&A expense	336.6	336.0	0.6	0.2	29.0	31.1
R&D expense	22.0	19.6	2.4	12.3	1.9	1.8
Loss on derivative instruments	2.4	12.5	(10.1)	NM	0.2	1.2
Other income, net	(9.7)	2.9	(12.6)	NM	(0.8)	0.3
Interest income	(10.5)	(5.4)	(5.1)	NM	(0.9)	(0.5)
Interest expense	4.5	3.9	0.6	14.8	0.4	0.4
Total costs and expenses	979.7	960.7	19.0	2.0	84.4	89.0
Earnings before income taxes	181.4	118.8	62.6	52.7	15.6	11.0
Income tax provision	57.4	37.6	19.8	52.6	4.9	3.5
Net earnings	$124.0	$81.2	42.8	52.7	10.7	7.5
Diluted earnings per common share	$0.85	$0.54	0.31	57.4

Consolidated Results - Overview

Consolidated revenue increased $22.4 million, or 6.2%, to $386.5 million in the third quarter of 2006 from $364.1 million in the third quarter of 2005.  For the first nine months of 2006, consolidated revenue increased $81.6 million, or 7.6%, to $1,161.1 million from $1,079.5 million in the first nine months of 2005.  The HRS business segment revenue increased $8.1 million in the quarterly comparison and $41.8 million in the year-to-date comparison primarily due to higher interest income on invested customer funds resulting from higher interest rates and increased customer float balances, higher customer employment levels, the strengthening of the Canadian dollar against the U.S. dollar and increased customer demand, partially offset by increased revenue deferrals, lower customer retention in certain of our HRS businesses and the sale of a major portion of our Retirement Plan Services (“RPS”) recordkeeping and administration business to The Newport Group “Newport” at the end of July 2006 ..  Our Comdata business segment revenue increased $14.3 million in the quarterly comparison and $39.8 in the year-to-date comparison due to higher customer demand, the benefit of higher fuel prices and the impact of price increases.  Results for our HRS and Comdata segments are discussed below under “Business Segment Results.”

For the third quarter of 2006 total costs and expenses increased $2.9 million, or 0.9%, to $326.9 million compared to $324.0 million in the third quarter of 2005.  For the first nine months of 2006 total costs and expenses increased $19.0 million, or 2.0%, to $979.7 million compared to $960.7 million for the first nine months of 2005.  Total costs and expenses for the third quarter and the first nine months of 2006 reflect an increase in stock-based compensation expense of $3.3 million and $14.8 million, respectively.

Cost of revenue as a percent of revenue increased from 54.6% in the third quarter of 2005 to 55.5% in the third quarter 2006, and the cost of revenue as a percent of revenue improved from 54.8% in the first nine months of 2005 to 54.6% for the first nine months of 2006.  The increase in the third quarter comparison was a result of increased labor costs, increased expenses related to our government business within the HRS business segment, increased personnel in the Comdata retail services business to support growth, and an increase in stock-based compensation of $0.9 million, partially offset by increased interest income on invested customer funds without significant incremental costs and data center and other consolidation efforts in the HRS business segment.  The improvement in the year-to-date comparisons primarily reflects increased interest income on invested customer funds without significant incremental costs and the result of reduced costs through reorganization efforts principally in our payroll processing, tax filing and human resource services (“Payroll and Tax Services”) business within HRS, partially offset by an increase in stock-based compensation expense of $3.2 million in the year-to-date comparison.

SG&A expense decreased $0.2 million, or 0.3%, to $112.1 million in the third quarter of 2006 from $112.3 million in the third quarter of 2005.  The decrease was driven by a $3.2 million reduction in professional, administrative and shared services cost, reduced Sarbanes-Oxley compliance expenses of $2.4 million, reduced pension expense of $2.0 million related to the pension remeasurement in the second quarter of 2006, $1.6 million of cost savings resulting from headcount reductions, $0.9 million reduction in bad debt expense primarily due to higher charges in 2005 resulting from identified risks in the accounts receivable portfolio and $0.6 million in lower expense related to the on going SEC investigation.  These reductions were offset by $7.5 million of legal accruals and litigation expense, $2.3 million in stock-based compensation expense and $0.9 million from the strengthening of the Canadian dollar against the U.S. dollar.

For the first nine months of 2006 SG&A expense increased $0.6 million, or 0.2%, to $336.6 million from $336.0 million in the first nine months of 2005.  These increases were primarily due to increases in stock-based compensation expense of $11.2 million, $8.4 million in legal accruals and litigation expense, and $3.0 million due to the strengthening of the Canadian dollar against the U.S. dollar partially offset by $11.0 million of cost savings resulting from our Payroll and Tax Services reorganization and headcount reductions, $4.4 million reduction in bad debt expense primarily due to higher charges in 2005 resulting from identified risks in the accounts receivable portfolio, $4.0 million reduction related to the pension remeasurement in the second quarter of 2006 and a $3.1 million reduction in costs associated with the on going SEC investigation.

R&D expense increased $1.4 million, or 23.3%, to $7.5 million in the third quarter of 2006 from $6.1 million in the third quarter of 2005, and for the first nine months of 2006 R&D expense increased $2.4 million, or 12.3%, to $22.0 million compared to $19.6 million for the first nine months of 2005.  The increase in the quarterly and year-to-date comparison primarily reflects increased staffing for R&D projects and additional stock-based compensation expense of $0.1 million and $0.4 million, respectively.

For the third quarter of 2006 the gain on derivative instruments amounted to $0.7 million compared to a loss of $3.1 million in the third quarter of 2005.  The gain in the quarterly comparison resulted from a decrease in diesel fuel futures prices during the third quarter of 2006 compared to an increase in diesel fuel futures prices during the third quarter of 2005.  For the first nine months, the loss on derivative instruments amounted to $2.4 million in 2006 compared to a loss of $12.5 million in the first nine months of 2005.  The decreased loss in the year-to-date comparison included the impact of a $2.3 million loss from the sale of our interest rate derivative instruments in February 2005 while the remaining reduction of $10.2 million resulted from a greater increase in diesel fuel futures prices for the first nine months of 2005 compared to the first nine months of 2006.

Interest income in the third quarter of 2006 increased $0.4 million to $2.4 million compared to $2.0 million in the third quarter of 2005, and increased $5.1 million to $10.5 million in the first nine months of 2006 compared to $5.4 million in the first nine months of 2005.  Both increases were driven by a higher average level of cash and equivalents and higher interest rates.  Interest expense increased $0.5 million in the third quarter of 2006 compared to the third quarter of 2005, driven by a higher average debt balance and higher interest rates. In the first nine months of 2006, interest expense increased $0.6 million compared to the first nine months of 2005, primarily driven by a higher average debt balance.

Income taxes decreased $0.4 million to $14.0 million in the third quarter of 2006 compared to $14.4 million in the third quarter of 2005 while year-to-date income taxes increased $19.8 million to $57.4 million in the first nine months of 2006 compared to $37.6 million in the first nine months of 2005.  Our effective tax rate for the third quarter of 2006 was 23.5% compared to 35.9% for the third quarter of 2005.  In the year-to-date comparison, the effective tax rate was 31.6% for both periods.  During the third quarter of 2006, the expiration of the statute of limitations on an international tax contingency resulted in an $8.6 million decrease in our income tax expense.  In the second quarter of 2006, we adjusted our Canadian deferred income tax balances to reflect future tax rate changes resulting from new tax legislation.  Applying the newly enacted tax rates resulted in a decrease in our income tax expense for the first nine months of 2006 by $2.9 million.  In the third quarter of 2005, the expiration of the statute of limitations reduced our income tax expense by $2.0 million.  In the second quarter of 2005, a former affiliate settled a tax audit that resolved our potential tax obligations which reduced our income tax expense by $5.9 million for the first nine months of 2005.

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

HRS

Statements of Operations Third Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005

Revenue	$262.7	$254.6	8.1	3.3	100.0	100.0
Cost of revenue	154.7	148.3	6.4	4.4	58.9	58.2
SG&A expense	88.5	93.6	(5.1)	(5.3)	33.7	36.8
R&D expense	5.6	4.5	1.1	25.3	2.1	1.8
Loss on derivative instruments	—	—	—	—	—	—
Other (income) expense, net	(5.7)	4.6	(10.3)	NM	(2.1)	(1.8)
EBIT	$19.6	$3.6	16.0	441.7	7.4	1.4

Statements of Operations  September 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005

Revenue	$817.1	$775.3	41.8	5.4	100.0	100.0
Cost of revenue	473.5	451.0	22.5	5.0	57.9	58.2
SG&A expense	274.5	279.2	(4.7)	(1.7)	33.6	36.0
R&D expense	16.0	15.1	0.9	6.5	2.0	1.9
Loss on derivative instruments	—	2.3	(2.3)	NM	—	0.3
Other (income) expense, net	(8.7)	2.9	(11.6)	NM	(1.1)	0.4
EBIT	$61.8	$24.8	37.0	149.1	7.6	3.2

HRS revenue increased $8.1 million, or 3.3%, to $262.7 million in the third quarter of 2006 compared to $254.6 million in the third quarter of 2005.  U.S. HRS revenue decreased $1.2 million while Ceridian Canada and Ceridian UK revenue increased $6.2 million and $3.1 million, respectively.

In the year-to-date comparison, HRS revenue increased $41.8 million, or 5.4%, to $817.1 million in 2006 compared to $775.3 million in 2005.  Revenue from U.S. operations increased $23.1 million, revenue from Ceridian Canada operations increased $18.7 million, and revenue from Ceridian UK operations was flat to last year.

The decrease in revenue from U.S. operations in the quarterly comparison included a $2.9 million decrease in work-life and employee assistance programs (“LifeWorks”) and a $1.6 million decrease from benefits administration services (“Benefit Services”), partially offset by a $3.3 million increase in Payroll and Tax Services.  The increase in revenue from U.S. operations in the year-to-date comparison included a $22.7 million increase in Payroll and Tax Services and a $2.5 million increase from Benefit Services, partially offset by a $2.1 million decrease in LifeWorks.

The increase in Payroll and Tax Services U.S. operations revenue in both comparisons was mainly driven by increases in interest income earned on invested customer funds of $3.8 million in the quarterly comparison and $17.6 million in the year-to-date comparison.  The $3.8 million increase in the quarterly comparison reflected increases of $3.2 million from a higher average yield and $0.6 million from a higher average invested balance while the $17.5 million increase in the year-to-date comparison reflected increases of $15.2 million from a higher average yield and $2.3 million from a higher average invested balance.  These increases were partially offset by increased revenue deferrals and lower customer retention.

The decrease in Benefit Services U.S. operations revenue in the quarterly comparison was due to the sale of a major portion of the RPS recordkeeping and administration business at the end of July 2006, resulting in a $3.1 million decrease, offset by revenue from new customers.  The increase in the year-to-date comparison of $2.5 million was primarily driven by higher interest rates on invested customer funds, additional customers, and increased customer employee participation, partially offset by the sale of a major portion of RPS at the end of July 2006.  LifeWorks U.S. operations revenue decreased $2.9 million in the quarterly comparison due to reduced volume and lower pricing in both the commercial and government businesses.  The decrease of $2.1 million in the year-to-date comparison was primarily due to a reduction in commercial business volume and lower pricing.

The Ceridian Canada revenue increase of $6.2 million in the quarterly comparison and $18.7 million in the year-to-date comparison included $2.8 million and $9.9 million, respectively, due to the strengthening of the Canadian dollar against the U.S. dollar, $1.8 million and $4.9 million, respectively, from additional interest income primarily resulting from a higher average invested balance and higher interest rates, with the remainder of the increase attributed to growth in the payroll base and price increases.  The Ceridian UK revenue increase of $3.1 million in the quarterly comparison resulted from increased volume during the third quarter of 2006, and remained flat in the year-to-date comparison.

For the third quarter of 2006, HRS cost of revenue as a percent of revenue increased to 58.9% from 58.2% in the third quarter of 2005 mainly due to increases in costs in the LifeWorks business related to our government contracts, partially offset by data center and other consolidation efforts in the U.S. Payroll and Tax Services business.  Cost of revenue improved to 57.9% in the first nine months of 2006 from 58.2% in the first nine months of 2005 due to cost reductions from reorganization efforts offset by an increase in expenses related to our government LifeWorks business.  Additional cost of revenue for stock-based compensation amounted to $0.6 million in the quarterly comparison and $2.3 million in the year-to-date comparison.

SG&A expense for HRS in the third quarter of 2006 decreased $5.1 million, or 5.3%, to $88.5 million compared to $93.6 million in the third quarter of 2005.  Selling expense decreased by $2.0 million in the third quarter of 2006 primarily due to cost savings resulting from headcount reductions and cost control initiatives partially offset by $0.4 million of additional stock-based compensation expense.  A decrease in general and administrative expense of $3.1 million was driven by reduced Sarbanes-Oxley compliance expenses of $2.4 million, reduced pension expense of $2.0 million related to the pension remeasurement in the second quarter of 2006, $1.4 million due to reduced professional and administrative fees, and $0.6 million in lower expense in handling the on going SEC investigation.  This was partially offset by $1.2 million due to additional stock-based compensation expense, $1.1 million increase in legal accruals, $0.6 million increase in bad debt expense resulting from an identified risk in the accounts receivable portfolio and $0.5 million in expense due to the strengthening of the Canadian dollar against the U.S. dollar.

In the year-to-date comparison, SG&A expense for HRS decreased $4.7 million, or 1.7%, to $274.5 million in the first nine months of 2006 compared to $279.2 million in the first nine months of 2005 driven by a decrease in selling expense of $7.8 million partially offset by an increase of $3.1 million in general and administrative expense.  The decrease in selling expense of $7.8 million was primarily the result of the Payroll and Tax Services reorganization and reduced headcount of approximately $11.0 million, partially offset by $1.4 million from additional stock-based compensation expense and $1.2 million due to the strengthening of the Canadian dollar against the U.S. dollar.  The increase in general and administrative expense of $3.1 million was primarily due to $6.9 million of additional stock-based compensation expense, $1.8 million due to the strengthening of the Canadian dollar against the U.S. dollar, planned increase in expenditures to invest in the business of $1.4 million, $1.1 million related to legal accruals and $0.6 in bad debt expense resulting from an identified risk in the accounts receivable portfolio, partially offset by $4.0 million related to the pension remeasurement in the second quarter of 2006, reduced costs of $3.1 million to comply with the on going SEC investigation and reduced Sarbanes-Oxley compliance expenses of $2.1 million.

R&D expense for HRS increased $1.1 million, or 25.3%, to $5.6 million in the third quarter of 2006 compared to $4.5 million in the third quarter of 2005, and increased $0.9 million, or 6.5%, to $16.0 million for the first nine months of 2006 compared to $15.1 million in the nine months of 2005.  This increase in both comparisons was a result of increased staffing on R&D projects and additional stock-based compensation expense of $0.1 million in the quarterly comparison and $0.3 million in the year-to-date comparison.

We maintained interest rate derivatives for the purpose of mitigating interest rate risk on customer funds until February 2005.  In the first quarter of 2005, we recorded a loss of $2.3 million associated with the disposition of these derivative instruments.

Other (income) expense, net for the third quarter of 2006 primarily relates to a $5.8 million gain on the sale of a major portion of the RPS business.  Other (income) expense, net in the third quarter of 2005 resulted from asset impairments of $5.2 million, primarily relating to a $4.3 million charge resulting from the abandonment of a payroll software application, partially offset by gain on sale of marketable securities of $1.0 million.  In addition to the gain on the sale of the RPS business in the third quarter of 2006, the first nine months of 2006 includes a gain on sale of marketable securities and other assets of $2.5 million.  The first nine months of 2005 include asset impairments of $5.5 million, partially offset by a $2.6 million gain of sale of marketable securities and other assets.

In the quarterly comparison, HRS EBIT increased $16.0 million, or 441.7%, to $19.6 million or 7.4% of revenue in 2006 compared to $3.6 million or 1.4% of revenue in 2005.  In the year-to-date comparison, HRS EBIT increased $37.0 million, or 149.1%, to $61.8 million or 7.6% of revenue in 2006 compared to $24.8 million or 3.2% of revenue in 2005.  The increase in both quarterly and year-to-date comparisons was primarily due to an improvement in operating performance in the U.S. HRS business.  EBIT from LifeWorks continued to be a major contributor to U.S. HRS EBIT, although at a lower level than in 2005.  Payroll and Tax Services and Benefit Services continued to make improvements in both the quarter and year-to-date comparisons.  Ceridian Canada’s EBIT improved in both quarter and year-to-date comparisons due to additional interest income primarily resulting from a higher average invested balance, growth in the payroll base, and strengthening of the Canadian dollar.  Ceridian UK’s EBIT in 2006 improved in both comparisons primarily due to a continued focus on cost control.

Comdata

Statements of Operations Third Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005

Revenue	$123.8	$109.5	14.3	12.9	100.0	100.0
Cost of revenue	59.9	50.6	9.3	18.4	48.5	46.2
SG&A expense	23.6	18.7	4.9	24.6	18.9	17.2
R&D expense	1.9	1.6	0.3	18.1	1.6	1.5
(Gain) loss on derivative instruments	(0.7)	3.1	(3.8)	NM	(0.6)	2.8
Other income, net	—	—	—	NM	—	—
EBIT	$39.1	$35.5	3.6	10.2	31.6	32.4

Statements of Operations September 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2006	2005	$	%	2006	2005

Revenue	$344.0	$304.2	39.8	13.1	100.0	100.0
Cost of revenue	160.9	140.2	20.7	14.8	46.8	46.1
SG&A expense	62.1	56.8	5.3	9.2	18.1	18.7
R&D expense	6.0	4.5	1.5	31.6	1.7	1.5
Loss on derivative instruments	2.4	10.2	(7.8)	(76.7)	0.7	3.3
Other income, net	(1.0)	—	(1.0)	NM	(0.3)	—
EBIT	$113.6	$92.5	21.1	22.8	33.0	30.4

In the quarterly comparison, Comdata revenue increased $14.3 million, or 12.9%, to $123.8 million in 2006 from $109.5 million in 2005.  In the year-to-date comparison, Comdata revenue increased $39.8 million, or 13.1%, to $344.0 million in the first nine months of 2006 from $304.2 million in the first nine months of 2005.  The increase in revenue in the quarterly comparison was primarily due to increased customer demand and price increases generating $12.7 million of revenue and fuel price increases generating $1.6 million.  The increase in revenue in the year-to-date comparison was primarily due to increased customer demand and price increases generating $32.6 million and fuel price increases generating $7.2 million.  For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total cost of each fuel purchase.  An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and corresponding Comdata revenue.

Revenue from transportation services increased $8.9 million to $82.2 million in the third quarter of 2006 from $73.3 million in the third quarter of 2005, and revenue from retail services increased $5.4 million to $41.6 million in the third quarter of 2006 from $36.2 million in the third quarter of 2005.  Revenue from transportation services increased $25.4 million to $235.1 million in the first nine months of 2006 from $209.7 million in the first nine months of 2005.  Revenue from retail services increased $14.4 million to $108.9 million in the first nine months of 2006 from $94.5 million in the first nine months of 2005.

The increase in revenue from transportation services of $8.9 million for the third quarter of 2006 and $25.4 million for the nine months of 2006 related primarily to revenue from the long haul business, which increased $4.0 million in the quarterly comparison, including a $1.3 million increase resulting from higher fuel prices, and $14.4 million in the year-to-date comparison, including a $5.6 million increase resulting from higher fuel prices.  The remaining long haul revenue increase of $2.7 million in the quarterly comparison and $8.8 million in the year-to-date comparison primarily resulted from an increase in transaction volume in 2006 over 2005, reflecting in part the continued growing acceptance of the BusinessLink card.  Local fleet revenue increased $3.1 million in the quarterly comparison and $6.9 million in the year-to-date comparison, primarily due to $2.8 million and $5.4 million, respectively, from new customers and greater utilization by major local fleet customers of Comdata’s products and services, including the BusinessLink card.  The remaining increase in transportation services revenue in the quarterly and year-to-date comparison of $1.8 million and $4.1 million, respectively, is primarily from regulatory compliance services which increased $1.0 million and $4.0 million in the quarterly and year-to-date comparison, respectively, due largely to price increases related to improved delivery of services.

Revenue from retail services increased $5.4 million in the quarterly comparison and $14.4 million in the year-to-date comparison primarily due to higher levels of retail cards in use, greater transaction volume, and an increase in international revenue.  Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer.  Cards delivered decreased by approximately 6% in the quarterly comparison and increased 13% in the year-to-date comparison while transactions processed increased approximately 17% in the quarterly comparison and 21% in the year-to-date comparison of 2006 over 2005.

Comdata cost of revenue as a percent of revenue for the third quarter of 2006 increased to 48.5% compared to 46.2% in the third quarter of 2005 and to 46.8% in the first nine months of 2006 compared to 46.1% in the first nine months of 2005.  Cost of revenue included higher payroll expenses to support the retail services business and $0.3 million in the quarterly comparison and $0.9 million in the year-to-date comparison for stock-based compensation expense.  Both comparisons benefited from higher fuel prices.

SG&A expense increased $4.9 million, or 24.6%, to $23.6 million in the third quarter of 2006 compared to $18.7 million in the third quarter of 2005, and $5.3 million, or 9.2%, to 62.1 million in the first nine months of 2006 compared to $56.8 million the first nine months of 2005.  In the quarterly comparison, the increase is primarily due to higher legal fees and litigation accruals of $6.4 million, increase in selling expense of $1.0 million due to increase in headcount, and stock-based compensation expense of $0.6 million, partially offset by a $1.8 million reduction in professional and administrative fees and a decrease in bad debt expense of $1.5 million due to higher charges in 2005 resulting from identified risks in the accounts receivable portfolio.  In the year-to-date comparison, the increase is due to higher legal fees and litigation accruals of $7.3 million, a $3.8 million increase due to increased headcount and personnel costs in selling, and stock-based compensation expense of $2.9 million, partially offset by a reduction in bad debt expense of $5.0 million due to higher charges in 2005 resulting from identified risks in the accounts receivable portfolio and a $3.8 million reduction in professional services and administration fees.

R&D expense increased $0.3 million, or 18.1%, to $1.9 million in the third quarter of 2006 compared to the third quarter of 2005 and $1.5 million, or 31.6%, to $6.0 million in the first nine months of 2006 compared to the first nine months of 2005 primarily due to staffing additions.

For the third quarter of 2006, the net gain on the fuel derivative instruments was $0.7 million compared to a net loss of $3.1 million in the third quarter of 2005.  The net gain occurred because diesel fuel futures prices fell during the third quarter of 2006 compared to rising diesel fuel futures prices during the same period in 2005.  For the first nine months of 2006, the net loss on the fuel derivative instruments was $2.4 million compared to $10.2 million for the same period in 2005.  This primarily resulted from a greater increase in diesel fuel futures prices for the first nine months of 2005 compared to the first nine months of 2006.  Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  During late 2005 and early 2006, we acquired diesel fuel price derivative instruments covering approximately 80% of our anticipated 2006 diesel fuel price related earnings exposure with an average strike price of $2.55 per gallon.  During 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of instruments with an average strike price of $1.92 per gallon.

Other income, net reflects a $1.0 million gain from the settlement of a lawsuit that occurred during the second quarter of 2006.

Comdata EBIT increased $3.6 million, or 10.2%, to $39.1 million or 31.6% of revenue in the third quarter of 2006 compared to $35.5 million or 32.4% of revenue in the third quarter of 2005 primarily due to increased customer demand, higher fuel prices and the gain on derivative instruments partially offset by increased legal fees and litigation accruals in the third quarter of 2006 compared to a loss in the third quarter of 2005.  EBIT increased $21.1 million, or 22.8%, to $113.6 million or 33.0% of revenue in the first nine months of 2006 compared to $92.5 million or 30.4% of revenue in the first nine months of 2005 primarily due to a continued increase in customer demand, the benefit of higher fuel prices, and the reduced loss on derivative instruments partially offset by increased legal fees and litigation accruals.  Transportation services and retail services both had positive contributions to EBIT during the reporting periods.

Balance Sheet

During the first nine months of 2006, the liability related to employee benefit plans decreased by $116.6 million to $107.5 million at September 30, 2006 from $224.1 million at December 31, 2005.  The decrease was primarily related to a $75.0 million contribution to the U.S. defined benefit pension plan during the second quarter 2006 and a corresponding reduction in the pension liability adjustment within accumulated other comprehensive income of $50.0 million.  During the first nine months of 2006, noncurrent deferred income tax assets decreased $41.2 million to $16.8 million at September 30, 2006 from $58.0 million at December 31, 2005, primarily related to the tax impact of the $75.0 million pension contribution.

Cash Flows

Cash Balances and Operating Activities

During the first nine months of 2006, our cash and equivalents decreased $125.9 million to $209.7 million including net cash inflows of $85.8 million from operating activities, net cash outflows of $24.7 million from investing activities, net cash outflows from financing activities of $187.9 million, and an increase in cash balances of $0.9 million due to the effect of exchange rate changes.  The decrease in cash and equivalents was driven by $276.5 million used to repurchase common stock, a $75.0 million contribution to the U.S. defined benefit pension plan, and $38.4 million in expenditures for property, plant and equipment and software development costs, partially offset by $124.0 million in net earnings and $97.3 million in proceeds from stock option exercises and stock sales.  During the first nine months of 2005, our cash and equivalents increased $20.7 million to $241.4 million including net cash inflows of $175.7 million from operating activities, net cash outflows of $23.8 million from investing activities, net cash outflows of $134.1 million from financing activities and an increase in cash balances of $2.9 million due to the effect of exchange rate changes.  The increase in cash and equivalents was primarily driven by $81.2 million in net earnings, $37.7 million in proceeds from stock option exercises and stock sales, and $31.5 million in proceeds from sales of businesses and assets, partially offset by $138.8 million used to repurchase common stock.

Cash flows from operating activities in the first nine months of 2006 provided cash of $85.8 million compared to cash provided of $175.7 million for the first nine months of 2005.  The decrease of $89.9 million in operating cash flows during the first nine months of 2006 compared to 2005 largely reflected the $75.0 million contribution to the U.S. defined benefit pension plan and an increase in working capital requirements of $64.5 million primarily due to higher fuel prices, the timing of the period end close in relation to the day of the week in which we complete transaction processing, and extended payment terms for new key customers, partially offset by higher earnings in the first nine months of 2006 compared to the first nine months of 2005.

Investing Activities

Net cash outflows from investing activities were $24.7 million for the first nine months of 2006, compared to net cash outflows of $23.8 million for the first nine months of 2005.  During the first nine months of 2006, our capital expenditures included $21.9 million for property and equipment and $16.5 million for software and development costs while during the first nine months of 2005, our capital expenditures included $21.5 million for property and equipment and $25.0 million for software and development costs.  Our expenditures during the first nine months of 2006 included $5.8 million for the acquisition in the second quarter of the remaining 80.1% equity interest in SASH Management, LLC, a mid-market provider of gift certificates and gift cards, while during the first nine months of 2005 our expenditures for acquisitions of investments and businesses included Comdata’s $8.2 million purchase of Tranvia, Inc., a provider of merchant card processing services.  Cash inflows during the first nine months of 2006 from sales of businesses and assets amounted to $19.2 million primarily resulting from $11.1 million related to the sale of the major portion of our RPS recordkeeping and administrative business to the Newport Group during the third quarter.  Cash inflows from sales of businesses and assets during the first nine months of 2005 amounted to $31.5 million, including $21.0 million from the disposition of our HRS interest rate derivative instruments, and $10.5 million from the sale of other assets.

Financing Activities

Net cash outflows from financing activities amounted to $187.9 million for the first nine months of 2006, compared to net cash outflows of $134.1 million in the first nine months of 2005.  During the first nine months of 2006, we made payments of $15.6 million on our $250.0 million revolving credit facility.  During the first nine months of 2005, we reduced the amount outstanding under the $150.0 million Comdata receivables securitization facility by $20.0 million to $55.0 million, which remains the amount outstanding at September 30, 2006.  We also made payments on capital leases of $3.6 million and $4.2 in the first nine months of 2006 and 2005, respectively and royalty payments relating to our SourceWeb payroll platform which we disposed of on December 31, 2004 of $4.4 million and $3.9 million in the first nine months of 2006 and 2005, respectively.

During the first nine months of 2006, we repurchased 11,404,800 shares of our common stock for $276.5 million on the open market at an average net price of $24.24 per share.  During the first nine months of 2005, we repurchased 7,237,650 shares of our common stock on the open market at an average net price of $19.72 per share for $142.8 million.  We paid $138.8 million of the purchase price before the end of the third quarter of 2005 and accrued $4.0 million for trades settled in early October 2005.  The benefit of tax deductions in excess of recognized compensation expense related to stock-based compensation is classified as a financing cash flow and, accordingly, $14.9 million was reclassified from operating activities in accordance with the requirements of SFAS 123R.  Proceeds from exercises of stock options during the first nine months of 2006 amounted to $97.3 million while proceeds from exercises of stock options and sales of stock to employees during the first nine months of 2005 amounted to $37.7 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under our credit facilities.  In addition, there are a significant number of options that expire in the near term and we are expecting to receive significant proceeds from the exercise of stock options in the fourth quarter of 2006.  We expect to use our cash flows for capital expenditures, investments in software and development costs, potential acquisitions, repayment of debt, stock repurchases and potential pension plan contributions.  Cash balances and cash flows are discussed under the section of this discussion entitled “Cash Flows.”  Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in the preceding section of this discussion entitled “Results of Operations” and in several of the risks identified at the beginning of this discussion.

On November 18, 2005, we entered into a five-year, $250.0 million revolving credit agreement (“2005 Revolving Credit Facility”).  The 2005 Revolving Credit Facility provides for up to $250.0 million (subject to possible increase, at our request as authorized by our Board of Directors up to $400.0 million and upon bank approval) for a combination of advances and letters of credit until November 18, 2010.  The interest rate on this facility is 57.5 basis points over the Eurocurrency Rate (resulting in a total rate of 4.86% at September 30, 2006).  This facility includes a $25.0 million sublimit for swingline loans, a $100.0 million U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 million U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowings under the Canadian subfacility of the 2005 Revolving Credit Facility as of September 30, 2006 and December 31, 2005 were $26.4 million and $40.6 million, respectively.  In addition, as of September 30, 2006, we utilized $2.8 million of the 2005 Revolving Credit Facility for letters of credit, leaving an unused borrowing capacity of $220.8 million.  Of the $26.4 million outstanding under our 2005 Revolving Credit Facility, $26.4 million is classified as a current liability on our consolidated balance sheet at September 30, 2006 since it is our intention to repay this amount within the following twelve months.  Of the $220.8 million unused borrowing capacity at September 30, 2006, $55.0 million has been designated as backup to the Comdata receivables securitization facility described below.

In addition, at September 30, 2006 and December 31, 2005, we had a $150.0 million receivables securitization facility with a term ending in June 2009, which uses selected Comdata trade receivables as collateral for borrowings (the “Comdata Credit Facility”).  Under this facility Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.34% at September 30, 2006) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes either the Prime rate or LIBOR plus 1.5% at Comdata’s option.  The amount outstanding under this facility was $55.0 million at both September 30, 2006 and December 31, 2005, leaving an unused borrowing capacity of $95.0 million as of both dates.  As of September 30, 2006 and December 31, 2005, the aggregate amount of receivables serving as collateral amounted to $330.3 million and $230.2 million, respectively.  Since we have the capability under our 2005 Revolving Credit Facility and the intention of continuing our use of short-term borrowings under our Comdata Credit Facility, its outstanding balance of $55.0 million at

September 30, 2006 and December 31, 2005 is reported in noncurrent liabilities on our consolidated balance sheet.  In June 2006, Comdata renewed this facility by amending the agreements to extend the maturity date to June 14, 2009 with similar terms.

At September 30, 2006 and December 31, 2005, Ceridian UK maintained overdraft facilities totaling £6.5 million and £7.5 million, respectively.  There was no amount outstanding as of September 30, 2006 and December 31, 2005.  The £6.5 million overdraft facility expires in February 2007.  The £1.0 million overdraft facility expired in September 2006.

In addition to availabilities under the Canadian subfacility, Ceridian Canada had available at September 30, 2006 and December 31, 2005 a committed bank credit facility that provided up to CAD $5.0 million for issuance of letters of credit and guarantees that is renewed annually by the granting bank.  The amounts of letters of credit outstanding under this facility were CAD $4.1 million ($3.7 million and $3.5 million) at September 30, 2006 and December 31, 2005.

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

As described in the preceding discussion of financing activities in the “Cash Flows” section of this discussion, we repurchased 11,404,800 shares during the first nine months of 2006 of Ceridian common stock pursuant to our stock repurchase program.  As of September 30, 2006, we were authorized to purchase up to 4,209,250 additional shares of our common stock under the authorization from our Board of Directors.  We generally use our treasury stock to address our obligations under our stock compensation plans.

Our contractual commitments and contingencies at December 31, 2005 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in the 2005 Form 10-K.  There have been no material changes to these contractual commitments and contingencies during the nine months ended September 30, 2006.

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

The adoption of SFAS 123R had a material impact on our consolidated results of operations and the statement of cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. We do not currently expect to significantly change our various stock-based compensation programs. See Note 9 to our consolidated financial statements contained in Part I, Item I, of this report for further information regarding our stock-based compensation plans.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statement 133 and 140.”  The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately.  The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Tax Positions.”  FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions.  The new standard is effective for years beginning after December 15, 2006.  We are currently evaluating the impact of this new standard.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this new standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.  The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006.  We are currently evaluating the impact of this new standard.  No material impact on our debt covenants is expected.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for fiscal years ending after November 15, 2006.  We do not expect SAB 108 to have a material impact on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2005 Form 10-K.  There have been no material changes to our market risk during the nine months ended September 30, 2006.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, we have concluded that as of September 30, 2006, our disclosure controls and procedures were not effective.  However, to address the material weakness described below under the heading “Internal Control over Financial Reporting”, we continue to execute a significantly expanded financial statement closing process to include additional analysis and other post-closing procedures to ensure that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

This material weakness continued to exist as of September 30, 2006. To remediate this material weakness, we have implemented in the second and third quarters of 2006 or are in the process of implementing the following actions:

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

•                  designing and implementing internal controls to ensure proper identification and analysis of complex multiple element revenue arrangements; and

•                  added addition qualified personnel and will continue to evaluate resource needs associated with the action items above on an ongoing basis.

Our testing and evaluation of the operating effectiveness and sustainability of the changes to our internal control over financial reporting with respect to this material weakness have not yet been completed as certain of the above-referenced remediation actions are still in the implementation process.  As a result, we may identify additional changes that are required to remediate this material weakness.  In addition, “significant deficiencies” and “control deficiencies” (as defined by the PCAOB in its Auditing Standard No. 2) remain in our internal control over financial reporting as of September 30, 2006.  We will continue to monitor the effectiveness and sustainability of new controls on an ongoing basis and seek to identify improvements to existing controls.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Ceridian and its subsidiaries are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims.  In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

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

Securities Class Actions

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain current and former executive officers in United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE.   This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 17, 2003 through and including March 17, 2005, and allege claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by Ceridian regarding its financial performance, and in particular Ceridian’s accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that the Company’s series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  On May 25, 2006, the United States District Court, District of Minnesota granted Ceridian’s motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006.  Ceridian has made a motion to dismiss the consolidated class action.

Ceridian believes these claims are without merit and intends to vigorously defend itself in all of these actions.  We cannot estimate the possible loss or range of loss from these matters.

Derivative Actions

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian against Ceridian, as nominal defendant, its directors and certain of its current and former executive officers in United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that the Ceridian Board of Directors and certain executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The consolidated lawsuit, which is currently stayed, relies on the same factual allegations as the purported class action shareholder lawsuits described above.

Ceridian intends to appropriately defend itself in the consolidated lawsuit.  We cannot estimate the possible loss or range of loss from these matters.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation.  In February 2004, we provided documents responsive to the SEC.  In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors.  We kept the SEC advised on a regular basis of the Audit Committee’s investigation.  On December 10, 2004, we received a further formal confidential document request from the SEC.  The second request has broadened the areas of inquiry to include, among other things, Ceridian’s restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and Ceridian’s accounting policies and procedures.  The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws.  As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above.  The subpoena is consistent with investigations of this type and was anticipated.  We continue to fully cooperate with the SEC and are in the final stage of completing our response to the SEC’s additional document request and subpoena.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed by Ceridian under Part I, Item 1A, “Risk Factors” contained in our 2005 Form 10-K and under Part II, Item 1A, “Risk Factors” contained in our Quarterly Report on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, with the exception of the risk factors entitled “The loss of our contract with the U.S. Department of Defense would likely have an adverse effect on our HRS business” and “Our success is dependent on the retention and acquisition of talented people and the skills and abilities of our management team and key personnel”, which have been replaced or modified.  The risk factor entitled “The loss of our contract with the U.S. Department of Defense would likely have an adverse effect on our HRS business” has been replaced with the following risk factor:

Our U.S. HRS business is subject to the risks associated with contracting with the government.

Our US HRS business provides certain services to various government agencies or parties, and therefore is exposed to risks associated with government contracting which could have a material adverse effect on our business.

Although we generally seek multi-year contracts from the government, funds are generally appropriated on a fiscal year basis even though the contract may continue for several years.  Consequently, government contracts are often only partially funded initially and additional funds are committed only with further appropriations.  The termination of funding for a particular government contract would result in a loss of anticipated future revenues attributable to that program which could have a negative impact on our operations.

Generally, government contracts contain provisions permitting the government to terminate the contract at its convenience, in whole or in part, without prior notice, and to provide for payment of compensation only for work done and commitments made at the time of termination.  We cannot guarantee that any of our government contracts will not be terminated under these circumstances.

As a result of contracting with the government, we may be subject to audits, cost reviews and investigations by contracting oversight agencies.  During the course of an audit, the oversight agency may disallow costs.  Such cost disallowances may result in adjustments to previously reported revenues.  In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time and possible civil or criminal fines and penalties and the risk of public scrutiny of our performance which could have a material adverse effect on our business.

We generally obtain government contracts through a competitive bidding process.  We cannot provide assurance that we will win competitively awarded contracts and that such contracts will be profitable.  In addition, if we failed to obtain a renewal or follow-on contract as to a particular government contract, there could be an adverse effect on our business.  For example, we currently provide customized work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense.  The term of the current contract, as extended, is through December 31, 2006.  On May 11, 2006, the U.S. Department of Defense issued a request for proposal to enter into a long-term contract.  We timely responded to the request for proposal.  If we are unsuccessful in securing a new contract with the U.S. Department of Defense, the loss of this contract would likely have an adverse effect on our US HRS business.

Furthermore, government contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending or other factors.  For example, in September 2006 we were awarded a contract to provide employee assistance program services to Federal Occupational Health (FOH), a division of the U.S. Department of Health and Human Services, Program Support Center.  This contract, consisting of an initial one-year term with four one-year options which originally had expected revenue of approximately $30 million per year, has been suspended pending resolution of a competitor protest.  Further, the annual contract value of this agreement may be reduced in scope to approximately $12 million per year when it is implemented because one major government agency may now not be part of the future contract.

The risk factor entitled “Our success is dependent on the retention and acquisition of talented people and the skills and abilities of our management team and key personnel” has been modified as follows:

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

Effective October 20, 2006, Kathryn V. Marinello succeeded Ronald L. Turner as President and Chief Executive Officer of Ceridian Corporation.  In the event there are delays in the integration of Ms. Marinello into our management team, or in the event there are other changes in management and/or key personnel in connection with or as a result of this succession process, there could be a material adverse effect on our business, operating results and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2006-July 31, 2006)	0	$0.0	0	6,209,250

Month #2 (August 1, 2006-August 31, 2006)	365,400	$23.68	365,400	5,843,850

Month #3 (September 1, 2006-September 30, 2006)	1,634,600	$23.53	1,634,600	4,209,250

Total:	2,000,000	$23.55	2,000,000	4,209,250

(1)          On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 4,209,250 shares as of September 30, 2006. The repurchase program has no set expiration or termination date.

Item 6.  Exhibits

(a)                                  Exhibits.

10.01

Amendment No.1 to Credit Agreement entered into as of October 25, 2006 among Ceridian Corporation, as Borrower, Ceridian Canada Ltd, as the Canadian Borrower, Bank of America, N.A., in its capacity as administrative agent for the Lenders, and each of the Lenders under the Credit Agreement, dated as of November 18, 2005.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: November 8, 2006	/s/ Douglas C. Neve
Douglas C. Neve
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)