Form 10-K
period 2006-12-31
CERIDIAN CORP /DE/
filed 2007-02-28
CIK 1124887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock of Ceridian held by non-affiliates of Ceridian on June 30, 2006 was $3,377,012,226 based on the closing sales price of Ceridian common stock as reported on the New York Stock Exchange on June 30, 2006.

The number of shares of Ceridian common stock outstanding as of February 1, 2007 was 141,229,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders:  Part III

CERIDIAN CORPORATION

Annual Report on Form 10-K

For the fiscal year ended December 31, 2006

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

We own or have the rights to various trademarks, trade names or service marks, including the following: Ceridian Corporation and logo® , Ceridian®, Comchek®, Comdata® and logoSM , Comdata®, and LifeWorks®. The trademarks American Express®, Discover®, MasterCard®, Visa®, Cirrus® and Maestro® referred to in this report are the registered trademarks of others.

Item 1.                        Business

General

Ceridian Corporation was formed on August 8, 2000 and is incorporated in Delaware. Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

Ceridian Corporation is an information services company principally in the human resource (“HR”), transportation and retail markets. Our human resource solutions business (which we refer to in this report as “HRS” or “Human Resource Solutions”) enables customers to outsource a broad range of employment processes, such as payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, recruitment and applicant screening, and post-employment health insurance portability compliance. We have HRS operations primarily in the United States, Canada and the United Kingdom. Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards.

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

Financial Information About Segments

Our business has two segments, HRS and Comdata. We refer you to Note 13, “Segment Data” to our consolidated financial statements for financial information about our business segments and geographic areas. This information may be found in Part II, Item 8 of this report.

Human Resource Solutions

The operating units comprising HRS offer a broad range of managed human resource solutions built around a core capability of payroll processing and transactions associated with payroll. The broader solutions are designed to help companies maximize the value of their people by more effectively managing their work force and the information that is integral to human resource processes. Our human resource management products and services are provided principally in the United States, Canada and the United Kingdom. Our international HRS operations are primarily conducted in Canada, through Ceridian Canada Ltd. (“Ceridian Canada”) and in the United Kingdom, through Ceridian UK Limited (“Ceridian U.K.”).

Late in 2005, we realigned our internal organization structure in the United States operations of HRS (“U.S. HRS”) into several operating units to improve the organization’s effectiveness and functional operating environment. The HRS organization’s structure is aligned to certain HR solution areas (payroll processing, tax filing, and other HR services; benefits administration services; and work-life and employee assistance programs).

HRS’s and U.S. HRS’s revenue for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Years Ended December 31,
	2006		2005		2004
	(dollars in millions)
HRS Revenue
U.S. HRS	$822.4	74.8%	$799.8	76.2%	$731.5	75.9%
Ceridian Canada	182.6	16.6%	158.1	15.0%	141.1	14.6%
Ceridian U.K.	94.8	8.6%	92.2	8.8%	91.8	9.5%
Total HRS	$1,099.8	100.0%	$1,050.1	100.0%	$964.4	100.0%
U.S. HRS Revenue
Payroll processing, tax filing and other HR services	$527.1		$500.9		$452.0
Benefits administration services	154.0		151.1		146.1
Work-life and employee assistance programs	141.3		147.8		133.4
	$822.4		$799.8		$731.5

HRS revenue in 2006 includes approximately $132.0 million of investment income earned in lieu of additional fees from customer funds temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. All customer funds temporarily held by us are held primarily in trusts. Funds from U.S. customers are invested primarily in high quality collateralized short-term investments or money market mutual funds. We may also invest in U.S. Treasury and Agency securities, AAA rated asset-backed securities, and corporate securities rated A3/A- or better. Funds from Canadian customers are invested primarily in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts and mortgages. The maturity of these investments is carefully managed to meet the related payment obligations. Due to the significance of this investment income, our quarterly revenue and profitability fluctuate as a result of changes in interest rates and in the amount of customer funds held.

Market

The market for human resource solutions covers a comprehensive range of information management, human resource administration and employee assistance products, services and software. These products, services and software include:

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

We generally classify customers in the human resource solutions market by employer size into three categories, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer*	Typical Characteristics
Small	Fewer than 100 employees

Human resource management needs tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another.

Corporate	100 to 5,000 employees

Human resource management needs tend to be more complex, and therefore require more flexibility in products and services, greater integration among data processing systems and a greater variety of products and services . Within this group, the lower mid-market (100-300 employees) tend to have simpler requirements and upper mid-market (300-5,000 employees) tend to have more complex requirements.

Enterprise	Over 5,000 employees

Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services; also has the greatest reliance on their integral legacy systems which increases integration complexity and challenges outsourcing and migration decisions.

*                    This column of the table reflects the employer size of U.S. customers in 2006. In Canada and the United Kingdom, the employer segment sizes are typically smaller, although the characteristics of such segments are similar in nature.

We believe, however, that with regard to any size employer, a provider of a core transaction-based service, such as payroll processing or tax filing, is afforded opportunities to complement that core service with additional products and services that are natural adjuncts to that service, such as time and labor management, health insurance portability compliance administration, flexible spending account administration, employee self-service, benefits eligibility and enrollment, and employee assistance and work-life services. We believe our ability to wrap value-added services around a core service or product in an integrated manner will lead to revenue growth and our ability to achieve higher margins.

Further, we believe that customers are increasingly seeking providers that can take responsibility for entire human resource management processes. These human resource outsourcing (referred to in this report as “HRO”) relationships transfer responsibility for managing each core process from the employer to the provider. Through HRO, we are able to provide our customers with a comprehensive suite of modular, fully managed HRS products and services described above. By fully managing the products and services that we can otherwise provide on a standalone basis and presenting a single face to our customers’ employees, we are able to transfer responsibility for managing each core HR process from the employer to the provider. Our HRO services to date typically involve: (1) conversion and implementation consulting services; (2) processing and hosting services related to payroll, tax filing and benefits needs; and (3) administration of HR, payroll and benefits functions.

Products and Services

Our human resource management solutions include:

•       payroll processing, tax filing and other HR services;

•       benefits administration services; and

•       work-life and employee assistance programs.

Payroll Processing, Tax Filing and Other HR Services

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

Our HR/payroll product suite provides an integrated HR/payroll and benefits solution with outsourced payroll and tax filing services to customers primarily in the corporate and enterprise customer markets. It is primarily available in a hosted “application service provider” environment but also can be managed in-house as an installed application. Our hosted solutions provide customers with secure 24/7 access to our solutions using a standard web browser.

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

Tax Filing.   Our payroll tax filing services for customers in the United States consist primarily of collecting funds for federal, state and local employment taxes from customers based on payroll information provided by the customers, remitting funds collected to the appropriate taxing authorities, filing applicable returns and handling related regulatory correspondence and amendments. Our tax filing services are provided not only to employers who utilize our payroll processing service, but also to local and regional payroll processors and directly to employers as standalone tax services.

Other HR Services.   We also provide customers with a number of other HR solutions. Such services include time and attendance, administration of payroll and benefit functions, recruiting, employee/manager self service and human capital management services. These services are generally designed to automate, streamline and integrate certain traditional HR services to provide our customers with the ability to focus less on administration and more on their core business.

Benefits Administration Services.   We provide employee health and welfare benefits administration services to our customers. Employee health and welfare benefits administration services include health insurance portability (i.e., the Consolidated Omnibus Budget Reconciliation Act, or “COBRA,” and the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”) compliance services. Health and welfare benefits administration services also encompass benefits provided to active employees, such as annual health plan enrollment, ongoing employee enrollment and eligibility services, tuition refund plans, transportation reimbursement under the Transportation Equity Act, and Internal Revenue Code Section 125 plans including fully administered and self-administered flexible spending accounts and premium-only plans.

We also provide qualified domestic relations order and medical support order administration to our customers; and administration and benefits billing services for benefits provided to retired and inactive employees of our customers, including retiree healthcare, disability, surviving dependent, family leave and severance benefits.

Work-Life and Employee Assistance Programs.   We provide customers of all sizes and their employees with a single source for fully integrated work-life and employee assistance programs. Our customers include employers in both the private and public sectors (including certain agencies of the U.S. Government). Services are delivered through on-line access and telephonically, and through face-to-face counseling provided by referral resources.

The services and programs we provide may be customized to meet an individual customer’s particular needs. Our portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information on-line to comprehensive “person-to-person” consultation and referral services. Also included are specialized service options, such as assistance with college selection, elder care assessment and facility review services, and health and wellness services. These services address employee effectiveness issues and seek to improve employee retention and productivity, reduce absenteeism and increase recruitment success. Consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/supervisory and education/schooling issues. We have also entered into arrangements with some service and product providers to provide additional services and expertise to our customers.

International Operations

Ceridian Canada provides payroll processing services, HRIS solutions, tax filing services, work-life and employee assistance programs and recruitment services to its Canadian customers. Ceridian Canada handles payroll as well as tax filing funds for our Canadian customers. These Canadian operations collect payroll and payroll tax amounts from customers, remit tax amounts to applicable governmental authorities and make direct deposits of payroll amounts to employees’ bank accounts. As a result, revenue from our payroll processing services in Canada includes investment income received in lieu of additional fees from temporarily holding these amounts in trust.

Ceridian U.K. provides payroll processing services, HRIS solutions, work-life and employee assistance programs and recruitment services primarily in the United Kingdom. Ceridian U.K.’s services generally do not involve the handling or transmission of customer funds. In a very few instances, Ceridian U.K. holds customer funds for a short period of time in non-interest bearing segregated accounts prior to disbursement pursuant to the customer’s instructions.

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

Customers

Our existing customer base covers a wide range of industries and markets. Our products and services are generally provided under written agreements, with contracts for repetitive services generally terminable upon relatively short notice.

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

Sales and Marketing

Our HRS services are sold in the United States through our direct sales force operating throughout the country. We currently utilize, and seek to develop other, cooperative marketing relationships with other companies offering products or services that complement our businesses as well as informal and formal marketing alliances with human resource consulting firms, other outsourcing firms and benefits brokers. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts such as web marketing, telemarketing, direct mail and trade shows. Our international HRS operations, principally located in Canada and the United Kingdom, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third party resellers and direct sales efforts. We are exploring additional cooperative arrangements with other benefits brokers and human resource services providers. We are also seeking to sell a greater variety of our products and services to the customers of our various businesses.

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

We believe that the majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported by in-house systems, with the remainder supported by third party providers. In the United States, we believe that Automatic Data Processing, Inc. (“ADP”) is the largest third party provider of payroll processing in terms of revenue, with Paychex, Inc. and Ceridian comprising the other two large, national providers in terms of revenue. Other third party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration and 401(k) processing services or financial institutions may expand further into outsourced payroll processing. In Canada, we believe that Ceridian Canada is the second largest outsourced payroll services provider in terms of revenue, facing competition from other national providers, including ADP, and local providers. In the United Kingdom, we believe that Ceridian U.K. is the second largest outsourced payroll processing provider in terms of revenue, competing with several other national providers, including a subsidiary of ADP and a division of Northgate Information Solutions, and local providers. Competition in both the payroll processing and HRIS areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

Apart from payroll processing and tax filing, our other human resource solutions generally compete with a variety of national and regional application software companies, consulting firms, financial services companies and human resource services providers. Generally, the markets for these products and services are evolving.

Currently, we believe the principal competitive factors for us in the human resource solutions industry are:

•       repeatable and reliable transaction processing with timely and accurate access to data;

•       servicing our customers;

•       choice of services;

•       performance;

•       price;

•       functionality;

•       ease and flexibility of use;

•       expertise in HR processes;

•       integrated platforms;

•       regulatory compliance in the delivery of products and services; and

•       data security and privacy.

We believe that the ability to integrate transaction processing and broader human resource management solutions with a customer’s other acquired services and in-house applications are increasingly important competitive factors. While we believe our businesses will be able to compete effectively in the overall human resource solutions market, our ability to compete effectively will depend in large measure on our ability to provide reliable and repeatable transaction processing. Without attention to our core capabilities, our opportunity to deliver further value to new and existing customers will be severely restricted.

Regulation

The delivery of services by HRS is subject to various local, state, federal and international laws, statutes and regulations. For example, tax filing services must comply with the applicable regulatory requirements of the various taxing authorities. Additionally, through contract or directly applicable regulation, various data security and privacy interests of our customers must be protected.

Research and Development

We intend to continue to invest resources in our proprietary payroll processing systems and further develop a comprehensive and fully integrated suite of employee administrative services.

The table below reflects the amount of research and development expenses for our HRS businesses for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Research and development	$20.6	$21.5	$21.7
Percent of revenue	1.9%	2.0%	2.3%

Comdata

Comdata provides payment solutions, transaction processing and related services to its customers in a variety of industries such as trucking, retail, government services, aviation, construction, service businesses, restaurants and hospitality. Payment solutions range from credit and debit cards, gift and loyalty cards, fleet, fuel, payroll, purchasing and travel and entertainment cards. As a full-service merchant processor, Comdata’s platforms support both its proprietary and branded card networks, as well as card processing for all card types. Comdata is headquartered in the United States, processing transactions that originate in over 21 countries worldwide. Approximately 3% of Comdata’s revenue for each of 2006, 2005 and 2004 was derived from customers outside of the United States. Comdata’s revenue from products and services for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Years Ended December 31,
	2006		2005		2004
	(dollars in millions)
Revenue
Transportation	$311.5	66.9%	$283.1	69.2%	$257.1	72.2%
Retail services	153.8	33.1%	125.8	30.8%	98.9	27.8%
Total	$465.3	100.0%	$408.9	100.0%	$356.0	100.0%

Products and Services; Customers

Transportation Services.   Comdata provides transaction processing, financial services and regulatory compliance services to customers within the transportation industry, primarily to companies in the trucking industry. Comdata sells such services through a direct sales force located at its headquarters in Brentwood, Tennessee. Such services are provided to trucking companies, truck stops, and long haul (e.g., long distance carriers) and local fleet (e.g., local delivery companies, home maintenance companies and local and state government agencies) drivers. Comdata’s services primarily involve the use of the Comdata Card to facilitate truck driver transactions and to provide transaction control and trip information for trucking firms. Comdata also markets “co-branded” cards and transaction processing in association with MasterCard networks.

The Comdata Card product is a payment transaction services card with credit and debit capabilities principally designed to provide businesses with control over payments to and spending by their employees. The Comdata Card allows businesses to authenticate and authorize individual employee purchases and provide payroll to employees. A Comdata customer can review reports of transactions made by its employees over the Internet, as well as request the issuance of new employee cards. The Comdata Card offers businesses the capability of performing these services on a single, customizable employee card. The Comdata Card may be customized for each individual employee within a business. Although the Comdata Card is primarily used by Comdata’s trucking customers, Comdata believes that the Comdata Card has application to businesses in a variety of industries. In 2006, more than 21,000 customers used the Comdata Card.

Comdata also provides assistance in obtaining regulatory permits, pilot car services, and other compliance services, such as fuel tax reporting and driver log auditing, and local fueling services to its trucking company customers.

Fleet Services.   Comdata’s financial services, most commonly initiated through the use of the Comdata Card, are designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comdata Card to purchase fuel, lodging and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts (drafts that are drawn on Comdata and payable through a bank), and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts. In 2006, Comdata processed approximately 94.6 million funds transfer transactions involving approximately $23.4 billion for its trucking customers.

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

Comdata also provides trucking companies with on-line access to Comdata’s computer system for data on fuel purchases and other trip information, facilitating pre- and post-trip planning functions. Comdata’s iConnectData web-based portal enables customers to go on-line from their computer for interactive reporting capabilities, the latest diesel fuel prices and related information.

In addition to the Comdata Card, Comdata provides Comchek drafts. When a truck driver makes a request at a truck stop for a Comchek transaction, Comdata verifies that the driver’s company has established sufficient credit. Upon presentation of valid identification, the truck stop obtains an authorization number from Comdata and prints a Comchek draft. Comdata funds the underlying transaction when the truck stop (or other payee) negotiates the draft by depositing it in its bank account. Comdata bills the trucking company for the amount of the draft plus a portion of the service fee, and collects from the truck stop the balance of the service fee. The trucking company remits payment to Comdata by wire transfer, electronic transfer or check, typically within seven days, although customers that do not meet Comdata’s credit criteria are required to prepay their accounts. Risks associated with fraudulent or unauthorized transactions are allocated between Comdata and its customers based upon which party may be at fault under a specific circumstance and based upon which party is in the better position to control or eliminate these types of transactions. Historically the number of fraudulent or unauthorized transactions attributable to this aspect of Comdata’s business has been minimal compared to the aggregate dollar amount of funds Comdata has transferred annually. Comdata is licensed by 41 states as a seller of checks or money transmitter and, pursuant to these licenses, undergoes annual examinations by several states with respect to the integrity of its funds transfer methods and procedures.

Comdata’s regulatory compliance division assists in determining the permits needed for a designated trip, truck and load; purchases those permits on behalf of the customer; and delivers them to the carrier or a truck stop where they can be picked up by the driver. Comdata also provides other regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Vehicle escort services for oversized loads are also provided.

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

Local Fueling.   Comdata is a provider of fuel management and payment systems for local transportation truck fleets. Comdata provides local fleet operators with Comdata MasterCard corporate fleet cards that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comdata card.

Financial Services.   Comdata’s financial services business purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. This allows trucking companies to receive payment on shipping invoices sooner than they may otherwise receive payment from shippers. While the majority of Comdata’s financial services portfolio relates to trucking company operations, Comdata may, on occasion, enter into a factoring arrangement with a business outside the trucking industry.

Comdata provides services to more than 21,000 long haul and local trucking fleets with more than 1,100,000 active fuel cards. Comdata also provides services to more than 8,500 truck stops, travel centers and repair facilities nationwide. Contracts for these services generally range from one to three years in duration.

Comdata is also pursuing fixed based operators that service private airplanes and airplane fleets. Comdata expects to provide these aviation customers with controlled spending solutions offered through the Comdata Card. Comdata will provide flight managers with flexibility, efficiency, service and control over operations. Benefits include consolidated billing for all trip-related expenses, with line-item detail, as well as the management of expenditures including fuel purchases, repairs, travel and entertainment, and fuel discount administration.

Retail Services.   Comdata’s retail services division, which is comprised of Comdata’s payment services division and Comdata Stored Value Solutions, Inc. (formerly known as Stored Value Systems, Inc.), a wholly owned subsidiary of Comdata (referred to in this report as “Comdata SVS”), provides stored value cards and employer pay cards to customers principally in the retail, restaurant and hospitality, and service industries. Comdata’s payment services division provides pay cards used by its customers to pay their employees. The Comdata Card with Comchek eCash is a card-based service allowing employers to post or load payment of wages and other payments, such as expense reimbursements, to cards issued to employees and other recipients. Cardholders, in turn, may access these funds in a number of ways, including withdrawal of cash from ATMs, point-of-sale purchases at stores or issuance of a Comchek draft.

Comdata SVS provides, among other services, stored value card programs to major retailers that are used as gift cards, gift certificates, credits for returned product, loyalty promotions and retail promotions. Comdata SVS also provides ancillary support services including card inventory management and assistance in designing and supervising the production of plastic cards. Comdata SVS believes that its cards, transaction reliability, card maintenance/inventory programs and reporting capability provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize. In 2006, Comdata SVS expanded its product offering through the acquisition of the remaining interest in SASH Management, L.L.C. d/b/a Gift Card Solutions and HQ Gift Cards, LLC, a provider of mall gift card program management services, and now provides cash cards and/or payroll distribution services to more than 650 customers. The contracts with these customers are generally three years in duration.

Comdata’s retail services division also provides a card-based funds distribution service for use by employers and others for, among other things, expense reimbursements, payroll delivery and termination pay. Comdata markets this card-based funds distribution service to a variety of employers, such as temporary staffing companies, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers, including the customers of Comdata SVS.

Through Comdata SVS, Comdata sells its private label cash cards, electronic payroll cards and ancillary services throughout the United States and Canada through a direct sales force located in Louisville, Kentucky. Comdata SVS sales efforts are also being conducted to retailers and other merchants with locations in approximately 20 other countries worldwide. All Comdata SVS transaction processing is conducted in Louisville, Kentucky regardless of the location in the world where the sale occurs or the card is used.

Comdata offers transaction processing services to merchants for a variety of card-based products, such as traditional bank credit and debit cards carrying the Visa or MasterCard logos. Such transaction processing services include transaction authorization, settlement and reporting. Comdata’s transaction processing clients are acquired through both direct sales and, indirectly, through third parties, such as banks and other financial institutions and independent sales organizations.

Suppliers

Comdata’s current business relies upon relationships with third-party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by third-party suppliers, including

MasterCard or other similar card associations. Comdata has applied to form a Utah industrial bank that would likely become a direct participant in the MasterCard credit and debit networks. This application is subject to FDIC approval, which is currently pending.

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

While the majority of regulatory services continue to be performed by customers in-house, at least one other nationwide company, Xero-Fax, Inc., and several regional companies, including The Permit Company, provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received. In addition, Comdata believes that technological advances will impact the way regulatory services are delivered and may give rise to new competitors or change the way this service is offered.

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

•       high quality of customer service; and

•       positive reputation in the transportation industry.

Comdata’s retail services division (which principally includes Comdata SVS) competes with a number of national companies in providing private label cards, including First Data Corporation, Chase Paymentech Solutions LLC, and Chockstone, Inc. Comdata believes that it is one of the leading providers of private label cards to large retailers in the United States. Comdata’s retail services division competes on the bases of breadth of services offered, systems, technology and price. Comdata believes that one of the competitive weaknesses of its retail services division is that most of its competitors have established relationships with many of the potential customers of Comdata’s retail services division to provide additional and unrelated products and services to these customers, such as credit card processing and check authorization services. By providing these other services which Comdata’s retail services division does not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships. Comdata believes a competitive weakness of the retail services division is that its competitors have greater financial, sales and marketing resources and better brand name recognition than Comdata’s retail services division.

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

Network and Data Processing Operations

Comdata operates two communications and data processing facilities, one located in Brentwood, Tennessee and the other in Louisville, Kentucky. All internal data processing functions for Comdata’s transportation business, including its payment processing systems, and Comdata SVS are conducted in one of these two facilities, depending on the application, process or transaction being performed. These dual sites operate in tandem with one another to execute certain functions. Moreover, each facility serves as a back-up facility for the other in connection with various activities.

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

Research and Development

Comdata’s research and development activities principally include applications development for existing products and services, and the new product development for private commerce solutions. Comdata anticipates a continuing need to develop applications to enhance its products and services to meet the needs of its customers. Further, Comdata expects to develop applications to bring additional features to its products and services, thus enhancing their use in new segments and industries.

The table below reflects the amount of research and development expenses for Comdata for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Research and development	$7.5	$6.6	$4.4
Percent of revenue	1.6%	1.6%	1.2%

Other Investments and Divestitures

In addition to the Arbitron spin-off, we refer you to Note 2, “Investing Activity,” and Note 9, “Supplementary Data to Statements of Operations,” to our consolidated financial statements for further information on our investing and divesting activities. This information may be found in Part II, Item 8 of this report.

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

In Comdata’s transportation business, trucking activity has traditionally diminished at the end of December of each year, which has led to declining accounts receivable and drafts payable balances and increased cash flow from operations.

Employees

As of January 31, 2007, we employed approximately 9,579 people on a full- or part-time basis, including 7,356 full-time and 470 part-time employees of HRS, 1,535 full-time and 121 part-time employees of Comdata, and 95 full-time and two part-time corporate employees. None of our employees are covered by a collective bargaining agreement.

Backlog

Although our businesses are typically characterized by long-term customer relationships that result in a high level of recurring revenue, a substantial portion of our customer contracts used by our businesses can be terminated by our customers upon relatively short notice periods, including contracts that have been extended beyond their original terms. In addition, orders for products and services can be terminated by our customers, and no order for one of our products or services is considered firm until the contract is executed. The timing of the delivery of our products and services is largely dependent upon the customer. As such, we do not have backlog information that can be provided for our businesses.

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

Executive Officers of Registrant

Our executive officers as of February 1, 2007 are:

Name (Age)	Current Position
Kathryn V. Marinello (50)	President and Chief Executive Officer
Perry H. Cliburn (48)	Executive Vice President, Chief Technology Officer
Gary A. Krow (51)	Executive Vice President and President of Comdata
Gary M. Nelson (55)	Executive Vice President, Chief Administrative Officer,
General Counsel and Corporate Secretary
Douglas C. Neve (51)	Executive Vice President and Chief Financial Officer
Michael F. Shea (41)	Executive Vice President, Quality and Service Operations
Kairus K. Tarapore (45)	Executive Vice President, Human Resources
Randy W. Strobel (39)	Vice President and Corporate Controller

Our executive officers are elected annually by our Board of Directors and serve at the pleasure of the Board of Directors and the Chief Executive Officer. There are no immediate family relationships between or among any of our executive officers.

Except as specifically noted, our executive officers have held the following positions with Ceridian, Ceridian’s predecessor and certain other entities for the past five years:

Kathryn V. Marinello has served as President and Chief Executive Officer since October 2006. Ms. Marinello was President and Chief Executive Officer of a number of divisions of General Electric Company, a diversified financial services, technology and manufacturing company, since 1997, including: President and CEO of GE Fleet Services from October 2002 until October 2006; and President and CEO of GE Insurance Solutions from August 1999 to October 2002.

Perry H. Cliburn has served as Executive Vice President, Chief Technology Officer since December 2006. Mr. Cliburn was Senior Vice President and Chief Information Officer of Hewitt Associates, Inc., a human resource outsourcing and consulting company, from April 1999 to July 2006.

Gary A. Krow has served as Executive Vice President and President of our Comdata subsidiary since November 1999.

Gary M. Nelson has served as Executive Vice President since October 2001; Chief Administrative Officer since January 2005; General Counsel since July 1997; and Corporate Secretary since October 1998.

Douglas C. Neve has served as Executive Vice President and Chief Financial Officer since February 2005. Mr. Neve was a partner with Deloitte & Touche LLP, an international public accounting firm, from June 2002 until February 2005 and an audit partner with Arthur Andersen, an international public accounting firm, from September 1989 through May 2002.

Michael F. Shea has served as Executive Vice President, Quality and Service Operations since January 2007. Mr. Shea served in various positions within the Commercial Finance Fleet Services division of General Electric Company prior to January 2007, including:  Senior Vice President, Operations from June 2003 until January 2007; and Six Sigma Master Black Belt from July 2001 until June 2003.

Kairus K. Tarapore has served as Executive Vice President, Human Resources since December 2006. Mr. Tarapore served in various positions with divisions of General Electric Company prior to December 2006, including:  Senior Vice President, Global Quality, GE Fleet Services, from November 2004 until December 2006; Vice President, HR, GE Auto Financial Services and

Vice President, Organization & Staffing for GE Fleet Services, from July 2002 until October 2004; and HR Integration Leader, GE Fleet Services, Canada, from September 2001 until July 2002.

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

Economic and governmental factors may adversely affect our business and operating results.

Economic conditions, trade, monetary and fiscal policies, and governmental regulations may substantially change, with corresponding impacts on the industries that we serve. Changing overall economic conditions could affect:

•       interest rates, with a corresponding impact on investment income from invested customer funds which are held pending remittance to taxing authorities, customer employees and other third parties;

•       decreased employment levels, as well as slowed economic conditions, could negatively affect wage and bonus payments, orders and the timing of product installations, and negatively impact the operating results of our HRS business;

•       fuel prices, with falling fuel prices negatively impacting Comdata’s revenue while rising fuel prices increase the working capital requirements and subject Comdata to greater credit or bad debt risks with respect to its customers that purchase fuel using a Comdata payment method; and

•       level of activity in the transportation and retail industries impacting Comdata’s revenue.

Changes in or the elimination of governmental regulations may adversely affect our revenue and earnings and the way in which we conduct our business. Changes in governmental regulations are difficult to predict and could be significant. For example, the timing and amount of remittances associated with the investment of customer funds, a reduction in the period of time we are allowed to hold remittances as well as the amount of such remittances, may decrease our revenue and earnings. As another example, the extent and type of benefits that employers are required to or may choose to provide employees and/or the amount and type of federal or state taxes employers and employees are required to pay will affect the revenue and earnings associated with the products or services that we may sell. A third example, Comdata is currently licensed on the state level by the banking or financial institutions departments of numerous states. Continued licensing by these states is subject to ongoing satisfaction of compliance requirements regarding safety and soundness, including, for example, posting of surety bonds to guarantee payment of funds in transit. Changes in this regulatory environment, including the implementation of new or varying measures by the government, may significantly affect or change the manner in which we currently conduct some of the aspects of our business.

If we are unable to respond to changing economic factors and timely and appropriately comply with existing or changed government regulations, there may be an adverse affect on our financial results and we may be subject to sanctions and the payment of fines and penalties.

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

•       acquisitions of complementary businesses.

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

•       the regulatory needs and requirements facing us and our customers; and

•       our ability to meet increased customer regulatory requirements, including our customers that are governmental agencies or entities.

There can be no assurance that we will achieve our revenue objectives from our up-selling efforts and selling of new products and services. The inability to up-sell our products and services, retain existing customers, attract new customers or successfully develop and implement new and enhanced products and services could adversely affect our businesses.

Our ability to improve operating margins will depend on the degree to which and the speed with which we are able to make investments in our business to improve our business performance, make investments to improve the performance of our technology, and reduce operating costs.

We have ongoing and continuing initiatives to invest in and improve the performance of our businesses. These initiatives include:

•       improving our customer service model;

•       improving customer retention;

•       continuing product enhancements;

•       improving our return on information technology (“IT”) investments;

•       investing in and improving our return on process improvements;

•       consolidating and improving efficiencies at our processing centers;

•       increasing the effectiveness of our direct sales efforts and account management programs; and

•       integrating acquisitions.

The profitability of certain elements of our business can also vary from year to year due to either external or internal factors. We may not be able to improve the performance of the elements of the business that lose money or are less profitable than others. Further, each business and operating function requires substantial ongoing investment in maintaining and improving infrastructure and product solutions. We may not have sufficient financial resources to fund all of the desired or necessary investments.

We have ongoing and continued initiatives to invest in and improve the performance of IT systems and technology based products and services. These initiatives include:

•       standardizing the IT development process;

•       enhancing data processing systems and/or software that process customer data;

•       integrating of new technology into our products and services to avoid obsolescence;

•       providing scalability; and

•       upgrading our financial systems.

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

We have ongoing and continued initiatives to reduce our overall cost structure compared to our revenues, or otherwise improve productivity. These initiatives include:

•       installing new products and services for customers;

•       rationalizing our staff and locations;

•       consolidating various functions, including administrative functions, eliminating duplicate operations and consolidating facilities; and

•       outsourcing or off-shoring various operating and administrative functions, to the extent we deem appropriate.

We may face delays or difficulties in implementing product, process and system improvements which could adversely affect the timing or effectiveness of cost reduction and margin improvement efforts in our business and our ability to successfully compete in the markets we serve.

Any breach of our IT security or loss of customer data could adversely affect our businesses.

Any security breach in our business processes and/or systems has the potential to impact our customer information and our financial reporting capabilities which could result in the potential loss of business and our ability to accurately report financial results. In addition, any issues of data privacy as it relates to unauthorized access to or loss of customer and/or employee information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties. We cannot assure you that our continued investment in the security of our IT systems, continued efforts to improve the controls within our IT systems, business processes improvements, and the enhancements to our culture of information security will prevent attempts to breach our security or unauthorized access to confidential information. If our security is breached or confidential information accessed, our business and operating results could be adversely affected.

In the event of a catastrophic occurrence, our ability to protect client data and maintain operations may be impaired.

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

Our HRS customers remit employer and employee tax funds to our HRS businesses. Our HRS businesses process the data received from its customers and remit the funds along with a tax return to the appropriate taxing authorities when due. Under various service agreements with its customers, our HRS businesses assume financial responsibility for the payment of the taxes, penalties and liabilities assessed against its customers arising out of the failure of our HRS businesses to fulfill its obligations under its agreements with these customers, unless these taxes, penalties or liabilities are attributable to the customer’s failure to comply with the terms of the agreement the customer has with our HRS businesses. These taxes, penalties and liabilities could, in some cases, be substantial and could adversely affect its business and operating results. Additionally, the failure of our HRS businesses to fulfill its obligations under its customer agreements could adversely affect our reputation, its relationship with our customers and its ability to gain new customers. Mistakes may occur in connection with this service. Our HRS businesses and its customers may be subject to penalties imposed by tax authorities for late filings or underpayment of taxes.

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

As a result of work-life and assistance programs currently provided to the Federal Government, we are required to comply with all applicable Federal contracting regulations. Non-compliance with required reporting and performance activities subjects us to penalties and legal liabilities imposed by regulatory authorities.

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

From time to time, we have had inquiries from regulatory bodies relating to the operation of our business. It has been our practice to cooperate with such inquiries. Such inquiries may result in various audits, reviews and investigations. For example, on January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors. We kept the SEC advised on a regular basis of the Audit Committee’s investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request has broadened the areas of inquiry to include, among other things, our restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and our accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above. The subpoena is consistent with investigations of this type and was anticipated. On January 8, 2007, we received a second subpoena seeking additional documents relating to the areas of inquiry identified above. We continue to fully cooperate with the SEC.

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

In addition, the following lawsuits have been filed in relation to the restatements and SEC investigation. An adverse outcome of these lawsuits could have a material adverse effect on our company.

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in United States District Court, District of Minnesota. Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE. This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian Corporation and certain of our former executive officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks. Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006. We have made a motion to dismiss the amended consolidated class action.

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated into a single lawsuit. The consolidated lawsuit alleges that the our Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The consolidated lawsuit, which is currently stayed, relies on the same factual allegations as the purported class action shareholder lawsuit described above.

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

•       complete financial information to make informed investment decisions;

•       our ability to compete effectively for these acquisition candidates and investments;

•       the availability of capital to complete these acquisitions and investments; and

•       the proper allocation of resources to value, negotiate, acquire and integrate the acquisition or investment into our business segments.

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

The markets for our businesses are highly competitive. We face a variety of competitors, and some of our competitors have substantially greater financial resources than us. In addition, new competitors could decide to enter the markets we serve or current competitors could decide to focus greater resources on these markets, which could intensify the highly competitive conditions that already exist. These new entrants and existing competitors could offer or introduce new technologies or a different service model, or could treat the services to be provided by one of our businesses as one component of a larger product or service offering. These developments could enable these new and existing competitors to offer similar products or services at reduced prices. Any of these or similar developments could adversely affect our business and results of operations.

Our U.S. HRS business is subject to the risks associated with contracting with the government.

Our U.S. HRS business provides certain services to various government agencies or parties, and therefore is exposed to risks associated with government contracting which could have a material adverse effect on our business.

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

We generally obtain government contracts through a competitive bidding process. We cannot provide assurance that we will win competitively awarded contracts and that such contracts will be profitable. In addition, if we failed to obtain a renewal or follow-on contract as to a particular government contract, there could be an adverse effect on our business. For example, we currently provide customized work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense. We have received a series of short-term contract extensions since this contract expired in early 2006. We expect to continue operating under short-term extensions until the new contract is awarded. The term of the current contract, as extended, is through February 28, 2007. On May 11, 2006, the U.S. Department of Defense issued a request for proposal to enter into a long-term contract. We timely responded to the request for proposal.

Furthermore, government contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending or other factors. For example, in September 2006 we were awarded a contract to provide employee assistance program services to Federal Occupational Health, a division of the U.S. Department of Health and Human Services, Program Support Center. The contract was suspended in October when a protest to the contract award was filed by an unsuccessful bidder. In January 2007, we were notified by the government that the original contract value was reduced because one major government agency is no longer part of the contract. In February 2007, at the request of the government, we submitted a revised business proposal, and are awaiting a response on a revised contract award.

We are subject to risks related to our international operations, which may adversely affect our operating results.

Approximately 25.2% of HRS revenue in 2006 was obtained from our international operations. Our Ceridian Canada operations provide certain HRS services for our Canadian customers, and our Ceridian U.K. subsidiary primarily provides certain HRS services in the United Kingdom. We are beginning to expand our international HRS business into other countries by engaging a partner within a country to provide us with payroll administration and processing services for that country. Comdata also has operations in Canada, and is expanding both its transportation and retail businesses internationally. Approximately 3% of Comdata’s revenue in 2006 was derived from customers outside of the United States. In addition to the risks otherwise described herein, international operations are subject to further additional risks that could adversely affect those operations or our business as a whole, including:

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

Our business is dependent on several vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations. In particular, Comdata’s current business relies upon its relationships with third party suppliers, such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by third party suppliers, including MasterCard or other similar card associations. Comdata’s application to form a Utah industrial bank that would likely become a direct participant in the MasterCard credit and debit networks is subject to FDIC approval, which is currently pending and may not be approved. Any adverse change in Comdata’s relationship with these vendors or Comdata’s inability to timely and effectively establish an industrial bank or find other timely and effective alternatives to these vendor relationships could likely adversely affect Comdata’s business and results of operations and could adversely affect our consolidated results of operations as well.

There may be a contested election for directors at our 2007 annual meeting of stockholders, which may be disruptive and impose costs and expenses.

On January 23, 2007, Pershing Square Capital Management, L.P., a Ceridian stockholder, submitted a notice to us proposing to nominate eight individuals to stand for election to our board of directors at our 2007 annual meeting of stockholders, in opposition to the nominees to be proposed by our board.  Contested elections for directors can be time-consuming and expensive, and can divert company resources and management attention.  In addition, contested elections can create uncertainty among employees and other company constituencies.  We cannot predict the outcome or impact on us of such a contested election.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties

Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of February 1, 2007, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; St. Louis, Missouri; Louisville, Kentucky; Raleigh, North Carolina; Nashville, Tennessee; Dallas, Texas; El Paso, Texas; St. Petersburg, Florida; Philadelphia, Pennsylvania; in London, Manchester and Rickmansworth, England; in Winnipeg, Manitoba, St. Laurent, Quebec and Markham, Ontario, Canada; and in Ebene, Mauritius.

The following table summarizes the usage and location of our facilities as of February 1, 2007:

Facilities
(in thousands of square feet)

	U.S.	Non-U.S.	Total
Type of Property Interest
Owned	388	—	388
Leased	1,729	490	2,219
Total	2,117	490	2,607
Property Interest by Segment
HRS	1,648	480	2,128
Comdata	399	10	409
Corporate	70	—	70
Total	2,117	490	2,607
Utilization of Property
Office, Computer Center & Other	2,081	490	2,571
Leased or Subleased to Others	36	—	36
Total	2,117	490	2,607

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

Item 3.                        Legal Proceedings

We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

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

Securities Class Action

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in United States District Court, District of Minnesota. Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE.  This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian Corporation and certain of our former executive officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks. Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006. We have made a motion to dismiss the amended consolidated class action.

We believe these claims are without merit and we intend to vigorously defend our position in this action. We cannot estimate the possible loss or range of loss from this matter.

Derivative Action

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated into a single lawsuit. The consolidated lawsuit alleges that our

Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The consolidated lawsuit, which is currently stayed, relies on the same factual allegations as the purported class action shareholder lawsuit described above.

We intend to appropriately defend our position in this action. We cannot estimate the possible loss or range of loss from this matter.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission, and that we have been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors. We kept the SEC advised on a regular basis of the Audit Committee’s investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request has broadened the areas of inquiry to include, among other things, our restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and our accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above. The subpoena is consistent with investigations of this type and was anticipated. On January 8, 2007, we received a second subpoena seeking additional documents relating to the areas of inquiry identified above. We continue to fully cooperate with the SEC.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and trades on The New York Stock Exchange under the symbol “CEN”. The number of holders of record of our common stock on February 1, 2007 was 10,941. We have not declared or paid any cash dividends on our common stock since our inception and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future. The transfer agent and registrar for our common stock is the Bank of New York.

The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape for each quarterly period during the fiscal years ending December 31, 2006 and 2005.

2006	1Q	2Q	3Q	4Q
High	$26.00	$25.75	$24.54	$28.99
Low	23.51	23.04	21.76	22.18

2005	1Q	2Q	3Q	4Q
High	$18.55	$20.05	$21.34	$25.16
Low	16.55	16.22	19.34	20.48

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian of our common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1	200,000		$23.15	200,000	4,009,250
(October 1, 2006-
October 31, 2006)
Month #2	1,341,700		$24.63	1,341,700	2,667,550
(November 1, 2006-
November 30, 2006)
Month #3	105,941	(2)	$24.54	100,000	2,567,550
(December 1, 2006-
December 31, 2006)
Total:	1,647,641		$24.44	1,641,700	2,567,550

(1)          On July 27, 2005, our Board of Directors authorized Ceridian to repurchase up to 20,000,000 additional shares of our common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 2,567,550 shares as of December 31, 2006. The repurchase program has no set expiration or termination date.

(2)          5,941 shares were returned from the Ceridian Corporation Deferred Compensation Plan.

We refer you to Part III, Item 12 of this report for information about our securities that may be issued under our equity compensation plans.

The graph below compares the cumulative total return from December 31, 2001 to December 31, 2006 for our common stock, the S&P 500 Index and our peer group index of data services companies aligned to our HRS and Comdata business segments. The peer group index of data services companies, weighted for market capitalization, consists of Automatic Data Processing, Inc.; Bisys Group, Inc.; Computer Sciences Corporation; Concord EFS, Inc. (prior to February 26, 2004, when it was acquired by First Data Corporation); DST Systems, Inc.; Equifax, Inc.; First Data Corporation; Fiserv, Inc.; and Paychex, Inc. The graph assumes the investment of $100 in each of our common stock, the S&P 500 Index and our peer group index on December 31, 2001, and the reinvestment of all dividends as and when distributed.

COMPARISON OF CUMULATIVE TOTAL RETURN
(CERIDIAN, THE S&P 500 INDEX AND THE PEER GROUP INDEX)

	Years Ending
	2001	2002	2003	2004	2005	2006
Ceridian Corporation	$100.00	$76.91	$111.68	$97.49	$132.53	$149.23
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03
Peer Group Index	100.00	73.25	82.73	89.45	93.73	101.16

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

(Dollars in millions, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Revenue	$1,565.1	$1,459.0	$1,320.4	$1,213.9	$1,160.3
Net earnings	$173.6	$127.9	$36.9	$98.8	$111.5
Earnings Per Common Share
Basic	$1.22	$0.87	$0.25	$0.66	$0.75
Diluted	$1.20	$0.86	$0.24	$0.66	$0.74
Shares used in calculations (in thousands)
Basic	141,882	146,935	149,074	148,634	148,029
Diluted	144,531	148,633	151,079	150,197	149,633
Balance Sheet Data at end of year
Working capital	$386.7	$401.3	$345.0	$302.6	$246.6
Total assets before customer funds	2,341.0	2,312.2	2,129.6	2,053.4	2,025.7
Customer funds	4,593.4	4,341.2	4,096.0	3,152.7	2,446.6
Total assets	6,934.4	6,653.4	6,225.6	5,206.1	4,472.3
Total debt and capital lease obligations	100.5	106.5	100.7	163.5	193.5
Stockholders’ equity	$1,371.2	$1,291.8	$1,295.7	$1,245.2	$1,102.3
Number of Employees at end of year	9,538	9,633	9,517	9,349	9,412

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications had no effect on the previously reported consolidated net earnings or stockholders’ equity.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1A. “Risk Factors” and in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this report. Any reference to a “Note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated. All dollars in the following discussion are in millions except per share amounts.

Overview

Our human resource solutions (“HRS”) business segment enables customers to outsource a broad range of employment processes, such as payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, recruitment and applicant screening, and post-employment health insurance portability compliance. We have HRS operations primarily in the United States, Canada and the United Kingdom. Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards. Comdata’s operations are located primarily in the United States. Our businesses are more fully described in Part I, Item 1, “Business” and in Note 13, “Segment Data.”

A number of events or transactions occurred during the period covered by this discussion that had a significant effect on the year-to-year comparisons of our financial condition and performance, including:

•       Adoption of SFAS 123R.   The comparison of cost of revenue, selling, general and administrative (“SG&A”), and research and development expense for 2006 to 2005 was significantly affected by adoption of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” The principal effect of SFAS 123R was to require the inclusion in our earnings of compensation expense for employee services obtained through stock-based payment transactions that previously were only reported as a disclosure in a note to our consolidated financial statements. Total costs and expenses for stock-based compensation in 2006 equaled $21.0 compared to $2.5 and $2.4 in 2005 and 2004, respectively. The adoption of this pronouncement is discussed further in Note 8, “Stock-Based Compensation Plans.”

•       Income tax matters.   In 2006, the expiration of the statute of limitations on an international tax contingency and a Canadian tax rate reduction resulted in a reduction in our income tax expense of $8.6 and $2.8, respectively. During 2005, we reduced our income tax provision by $24.5 due primarily to the settlement of specific tax matters and the expiration of the statute of limitations in various jurisdictions. In addition, in 2005 we repatriated $130.3 of accumulated earnings from Ceridian Canada under the American Jobs Creation Act of 2004, resulting in an additional tax expense of $5.2. During 2004, we reduced our tax by $16.3 related to tax settlements and $7.0 related to a valuation allowance realization partially offset by increased tax expense of $12.3 for a proposed tax adjustment on international earnings.

•       Phase-out of CobraServ trademark.   The comparison of SG&A expense for 2005 to 2004 was affected by the abandonment of the CobraServ trademark. The CobraServ trademark was capitalized as part of our 1999 acquisition of our benefits administration services business. In 2004, the CobraServ trademark was phased out of operation. As part of this abandonment, we accelerated the amortization of the remaining net book value of $42.6 in 2004. This amortization is reported in SG&A expense in the HRS operations for the year ended December 31, 2004.

•       Sale of our SourceWeb payroll platform and the reorganization within our U.S. HRS payroll processing and tax filing operations.   The sale on December 31, 2004 of certain customer relationships and other assets associated with our SourceWeb payroll platform (“SourceWeb Assets”) resulted in a 2004 charge to earnings of $28.5. The elimination of the direct costs associated with this product offering and the benefits of the reorganization within our U.S. HRS payroll processing and tax filing operations significantly improved the comparison of costs and expenses for 2005 to 2004.

Results of Operations
2006 Compared to 2005

Statements of Operations

	Amount		Increase (Decrease)		% of Revenue
	2006	2005	$	%	2006	2005
Revenue	$1,565.1	$1,459.0	106.1	7.3	100.0	100.0
Cost of revenue	843.0	785.2	57.8	7.4	54.9	54.8
SG&A expense	450.0	458.1	(8.1)	(1.7)	28.7	31.4
Research and development (R&D) expense	28.1	28.1	0.0	(0.2)	1.8	1.9
Loss on derivative instruments	2.7	11.6	(8.9)	(76.4)	0.2	0.8
Other (income) expense, net	(10.5)	4.5	(15.0)	(330.6)	(0.7)	0.3
Interest income	(13.5)	(7.8)	(5.7)	71.8	(0.9)	(0.5)
Interest expense	6.0	5.5	0.5	7.3	0.4	0.4
Total costs and expenses	1,305.8	1,285.2	20.6	1.6	83.4	88.1
Earnings before income taxes	259.3	173.8	85.5	49.2	16.6	11.9
Income tax provision	85.7	45.9	39.8	86.8	5.5	3.1
Net earnings	$173.6	$127.9	45.7	35.7	11.1	8.8
Diluted earnings per common share	$1.20	$0.86	0.34	39.5	NM	NM

*NM represents comparisons that are not meaningful to this analysis.

Consolidated Results—Overview

Consolidated revenue increased $106.1, or 7.3%, to $1,565.1 in 2006 from $1,459.0 in 2005. The HRS business segment revenue increased $49.7 in 2006 primarily due to higher interest income on invested customer funds resulting from higher interest rates and increased customer float balances, higher customer employment levels, the strengthening of the Canadian dollar against the U.S. dollar, and increased customer demand partially offset by incremental revenue deferrals. Our Comdata business segment revenue increased $56.4 in 2006 due to higher customer demand, the benefit of higher fuel prices and the impact of price increases. Results for our HRS and Comdata segments are discussed below under “Business Segment Results.”

Cost of revenue as a percent of revenue increased slightly to 54.9% in 2006 from 54.8% in 2005. This included increased costs in the HRS segment related to our government contracts and an increase in stock-based compensation expense, offset by increased interest income on invested customer funds without significant incremental costs and reduced costs through reorganization efforts principally in our HRS segment.

SG&A expense decreased $8.1, or 1.7%, to $450.0 in 2006 from $458.1 in 2005. This decrease was primarily due to cost savings resulting through reorganization efforts in our HRS segment, reductions in medical and postretirement expenses and lowered pension expense primarily due to the pension remeasurement in 2006. These expense reductions were partially offset by increased stock-based compensation expense and general expense increases.

R&D expense remained flat to last year at $28.1. External consulting costs were lower offset by increases in internal cost and increased stock-based compensation.

In 2006, the loss on derivative instruments amounted to $2.7 in 2006 compared to a loss of $11.6 in 2005. The decreased loss included the impact of a $2.3 loss from the sale of our interest rate derivative instruments in February 2005 while the remaining reduction of $6.6 million resulted from a greater increase in diesel fuel futures prices in 2005 compared to 2006.

Other (income) expense, net for 2006 primarily relates to gain on the sale of marketable securities, sale of other assets, and gain from the settlement of a lawsuit. Other (income) expense, net in 2005 resulted from asset impairments, partially offset by gain on sale of marketable securities and other assets.

Interest income in 2006 increased $5.7 to $13.5 compared to $7.8 in 2005. The increase was driven by a higher average level of cash and equivalents and higher interest rates. Interest expense increased $0.5 in 2006 compared to 2005 primarily driven by higher average interest rates.

Income taxes increased $39.8 to $85.7 in 2006 compared to $45.9 in 2005. Our effective tax rate for 2006 was 33.0% compared to 26.4% for 2005. The effective tax rate for 2006 was favorably impacted by the expiration of the statute of limitations on an international tax contingency and a Canadian tax rate reduction. The statute expiration resulted in an $8.6 decrease in income tax expense. The Canadian tax rate change impacted our deferred income tax balance and reduced income tax expense by $2.8. The effective rate and income tax expense for 2005 were favorably impacted by a settlement of a tax matter that reduced income tax expense by $13.0, the settlement of an audit of a former affiliate that resolved our potential obligation which reduced our tax expense by $5.9, the expiration of the statute of limitations in various jurisdictions and other adjustments to our contingent tax liabilities that reduced income tax expense by $5.6. In addition, in 2005 we repatriated foreign earnings from Ceridian Canada under the American Jobs Creation Act of 2004 resulting in additional tax expense of $5.2.

Business Segment Results

Our business is classified into two reportable segments; HRS and Comdata. We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments. Revenue between business segments is not material and is eliminated upon consolidation. Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments. Corporate center costs include medical, workers compensation, casualty and property insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs. Certain of these costs are charged to the business segment based on usage or direct costs and the remainder is allocated on a consistent basis based on a percentage of revenue.

HRS

	Amount		Increase (Decrease)		% of Revenue
	2006	2005	$	%	2006	2005
Revenue	$1,099.8	$1,050.1	49.7	4.7	100.0	100.0
Cost of revenue	620.6	601.4	19.2	3.2	56.4	56.7
SG&A expense	370.0	382.3	(12.3)	(3.2)	33.7	36.4
R&D expense	20.6	21.5	(0.9)	(4.2)	1.9	2.0
Loss on derivative instruments	—	2.3	(2.3)	(100.0)	—	0.2
Other (income) expense, net	(9.6)	4.5	(14.1)	(313.3)	(0.9)	0.4
EBIT	$98.2	$44.6	53.6	119.9	8.9	4.3

HRS revenue increased $49.7, or 4.7%, to $1,099.8 in 2006 compared to $1,050.1 in 2005. Revenue from U.S. operations increased $22.6, or 2.8%, from $799.8 to $822.4, revenue from Ceridian Canada operations increased $24.5, or 15.5%, from $158.1 to $182.6, and revenue from Ceridian U.K. operations increased $2.6, or 2.8%, from $92.2 to $94.8.

The increase in revenue from U.S. operations in 2006 included a $26.2 increase in payroll processing, tax filing and other human resource services (“Payroll and Tax Services”) and a $2.9 increase from benefits administration services (“Benefit Services”), partially offset by a $6.5 decrease in work-life and employee assistance programs (“LifeWorks”). The increase in Payroll and Tax Services U.S. operations revenue in 2006 was mainly driven by increases in interest income earned on invested customer funds of $20.2, of which $17.0 was from a higher average yield and $3.2 was from a higher average invested balance. The increase in Benefit Services U.S. operations revenue of $2.9 was primarily driven by increased customer employee participation and higher interest rates on invested customer funds. LifeWorks U.S. operations revenue decrease of $6.5 was primarily from a reduction in business volume and lower pricing due to the competitive environment.

The Ceridian Canada revenue increase of $24.5 included $11.3 due to the strengthening of the Canadian dollar against the U.S. dollar, $6.3 from additional interest income primarily resulting from a higher average invested balance, with the remainder of the increase attributed to growth in the payroll base and price increases. The Ceridian U.K. revenue increase of $2.6 was due to the strengthening of the British Pound Sterling against the U.S. dollar and increased volume.

HRS cost of revenue as a percent of revenue decreased to 56.4% in 2006 from 56.7% in 2005 mainly due to increased interest income on invested customer funds without significant incremental costs and reduced costs through reorganization efforts principally in our Payroll and Tax Services business, offset by an increase in expenses related to our government LifeWorks business and an increase in stock-based compensation expense of $2.6.

SG&A expense for HRS decreased $12.3, or 3.2%, to $370.0 in 2006 compared to $382.3 in 2005 resulting from a decrease of $11.2 in selling expense and of $1.1 in general and administrative expense. The decrease in selling expense of $11.2 was primarily the result of the Payroll and Tax Services reorganization and reduced headcount of approximately $16.0, partially offset by $1.8 from additional stock-based compensation expense, $1.3 due to the strengthening of the Canadian dollar against the U.S. dollar and general expense increases. The decrease in general and administrative expense of $1.1 was primarily due to a $5.7 reduction in medical and postretirement expenses, a $4.8 reduction related to the pension remeasurement in the second quarter of 2006, a $4.7 reduction in severance charges and reduced external Sarbanes-Oxley compliance expenses of $3.4, partially offset by $8.5 of additional stock-based compensation expense, $2.9 due to the strengthening of the Canadian dollar and British Pound Sterling against the U.S. dollar, $0.9 related to legal accruals and the remaining due to compensation and benefit increases.

R&D expense for HRS decreased $0.9, or 4.2%, to $20.6 in 2006 compared to $21.5 in 2005. This decrease was a result of a large consulting project in 2005 that was not duplicated in 2006 partially offset by additional stock-based compensation expense of $0.5 in 2006.

We maintained interest rate derivatives for the purpose of mitigating interest rate risk on customer funds until February 2005. In the first quarter of 2005, we recorded a loss of $2.3 associated with the disposition of these derivative instruments. We held no interest rate derivatives in 2006.

Other (income) expense, net for 2006 primarily relates to a $5.8 gain on the sale of a major portion of the RPS business and a gain on sale of marketable securities and other assets of $3.4. Other (income) expense, net in 2005 resulted from asset impairments of $9.1, partially offset by a $4.3 gain of sale of marketable securities and other assets.

HRS EBIT increased $53.6, or 119.9%, to $98.2 or 8.9% of revenue in 2006 compared to $44.6 or 4.3% of revenue in 2005. The increase was primarily due to an improvement in operating performance in the U.S. HRS business driven by increased revenue, higher other income and a reduction in SG&A expenses.

Comdata

	Amount		Increase (Decrease)		% of Revenue
	2006	2005	$	%	2006	2005
Revenue	$465.3	$408.9	56.4	13.8	100.0	100.0
Cost of revenue	222.4	190.3	32.1	16.9	47.8	46.6
SG&A expense	80.0	75.8	4.2	5.6	17.2	18.5
R&D expense	7.5	6.6	0.9	14.1	1.6	1.6
Loss on derivative instruments	2.7	9.3	(6.6)	(70.6)	0.6	2.3
Other income, net	(0.9)	—	(0.9)	NM	(0.2)	—
EBIT	$153.6	$126.9	26.7	21.1	33.0	31.0

Comdata revenue increased $56.4, or 13.8%, to $465.3 in 2006 from $408.9 in 2005. The increase in revenue in 2006 was primarily due to increased customer demand and price increases generating $50.0 and fuel price increases generating $6.4. For a portion of its transportation customers, Comdata earns fee revenue for card transactions based on a percentage of the total cost of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and corresponding Comdata revenue. Revenue from transportation increased $28.4, or 10.0%, to $311.5 in 2006 from $283.1 in 2005. Revenue from retail services increased $28.0, or 22.3%, to $153.8 in 2006 from $125.8 in 2005.

The increase in revenue from transportation of $28.4 in 2006 related primarily to revenue from the long haul business, which increased $14.9, including a $5.0 increase resulting from higher fuel prices. The remaining long haul revenue increase of $9.9 primarily resulted from an increase in transaction volume in 2006 over 2005, reflecting in part the continued growing acceptance of the Comdata Card. Local fleet revenue increased $8.6 due to $7.2 from new customers and greater utilization by major local fleet customers of Comdata’s products and services, including the Comdata Card and a $1.4 increase resulting from higher fuel prices. The remaining increase in transportation revenue of $4.9 is primarily from regulatory compliance services which increased $5.2 due largely to price increases and improved delivery of services.

Revenue from retail services increased $28.0 in 2006 primarily due to higher levels of retail cards in use, greater transaction volume and the acquisition of HQ Giftcards, LLC (“HQ Giftcards”), a provider of mall gift card program management services, in the fourth quarter of 2006. Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer. Cards delivered increased 15.6% while transactions processed increased approximately 16.5% in 2006 over 2005.

Comdata cost of revenue as a percent of revenue for 2006 increased to 47.8% compared to 46.6% in 2005. Cost of revenue included higher payroll expenses to support the retail services business and $1.2 for stock-based compensation expense. Cost of revenue as a percent of revenue was reduced by the benefit from higher fuel prices without significant incremental cost.

SG&A expense increased $4.2, or 5.6%, to $80.0 in 2006 compared to $75.8 in 2005. The increase is due to higher legal fees and litigation accruals of $7.8, a $4.1 increase in selling expense due to growth in revenue and stock-based compensation expense of $3.7, partially offset by a reduction in bad debt expense of $6.1 due to higher charges in 2005, a $1.9 reduction in medical and postretirement expenses, a $1.6 reduction related to the pension remeasurement in the second quarter of 2006, reduced internal financial controls compliance expenses of $1.1 and a reduction in severance charges of $0.8.

R&D expense increased $0.9, or 14.1%, to $7.5 in 2006 compared to $6.6 in 2005 primarily due to staffing additions to develop new service offerings.

The net loss on the diesel fuel price derivative instruments in 2006 was $2.7 compared to $9.3 in 2005. This primarily resulted from a greater increase in diesel fuel futures prices in 2005 compared to 2006. Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of diesel fuel used in revenue calculations to a fixed price. During late 2005 and early 2006, we acquired diesel fuel price derivative instruments covering approximately 80% of our anticipated 2006 diesel fuel price related earnings exposure with an average strike price of $2.55 per gallon. During 2005, we covered approximately 100% of our diesel fuel price risk for the full year with a combination of instruments with an average strike price of $1.92 per gallon.

Other income, net primarily reflects a $1.0 gain from the settlement of a lawsuit.

Comdata EBIT increased $26.7, or 21.1%, to $153.6 or 33.0% of revenue in 2006 compared to $126.9 or 31.0% of revenue in 2005 primarily due to a continued increase in customer demand, the benefit of higher fuel prices, and the reduced loss on diesel fuel price derivative instruments partially offset by increased legal fees and litigation accruals.

2005 Compared to 2004

Statements of Operations

	Amount		Increase (Decrease)		% of Revenue
	2005	2004	$	%	2005	2004
Revenue	$1,459.0	$1,320.4	138.6	10.5	100.0	100.0
Cost of revenue	785.2	741.4	43.8	5.9	53.8	56.2
SG&A expense	458.1	483.1	(25.0)	(5.2)	31.4	36.6
R&D expense	28.1	26.1	2.0	7.6	1.9	2.0
Loss on derivative instruments	11.6	0.3	11.3	NM	0.8	0.0
Other expense, net	4.5	26.5	(22.0)	82.9	0.3	2.0
Interest income	(7.8)	(2.6)	(5.2)	NM	(0.5)	(0.2)
Interest expense	5.5	4.4	1.1	27.2	0.4	0.3
Total costs and expenses	1,285.2	1,279.2	6.0	0.5	88.1	96.9
Earnings before income taxes	173.8	41.2	132.6	321.9	11.9	3.1
Income tax provision	45.9	4.3	41.6	NM	3.1	0.3
Net earnings	$127.9	$36.9	91.0	246.7	8.8	2.8
Diluted earnings per common share	$0.86	$0.24	0.62	258.3	NM	NM

Consolidated Results—Overview

Total revenue increased $138.6 or 10.5% to $1,459.0 in 2005 compared to $1,320.4 in 2004. HRS business segment revenue increased $85.7 from 2004 to 2005 while the Comdata business segment revenue increased $52.9 from 2004 to 2005. HRS revenue benefited $19.3 from higher yields on invested customer funds, $10.6 from higher invested balances, $20.2 from increased revenue from LifeWorks and $10.1 from the effect of foreign currency translation. Comdata’s revenue benefited $25.3 from increased revenue from retail services and $12.9 due to increased transaction fees for transportation services due to higher fuel prices. In addition, both segments benefited from the addition of new customers, selling additional services to existing customers and price increases.

Cost of revenue as a percent of revenue improved from 56.2% in 2004 to 53.8% in 2005. The improvement was primarily due to increased sales of higher margin products and services and improved efficiencies resulting from reorganization efforts principally in our Payroll & Tax Services business.

SG&A expense decreased $25.0, or 5.2% to $458.1 in 2005 from $483.1 in 2004. This was primarily due to the $42.6 charge in 2004 for accelerated amortization of the CobraServ trademark.

Loss on derivative instruments increased $11.3 mainly due to our diesel fuel price derivatives. During 2005, we made payments of $8.2 to counterparties for our diesel fuel price derivatives and recorded a $1.1 unrealized loss on such derivatives. We sold our interest rate derivatives in February 2005 and recorded a $2.3 loss. Other expense decreased $22.0 in 2005 mainly due to the charge to earnings in 2004 as a result of the sale of our SourceWeb Assets in 2004.

Interest income increased $5.2 to $7.8 in 2005 due to both a higher average level of cash and equivalents and higher interest rates. Our average outstanding borrowings under our U.S. credit facilities decreased from $125.2 for 2004 to $61.2 for 2005. Our average effective interest rate on these facilities increased from 1.97% for 2004 to 4.15% for 2005. Interest expense increased $1.1 in 2005 from $4.4 in 2004 due to rising interest rates.

Income taxes increased $41.6 from 2004 to 2005 primarily due to increased earnings and additional taxes of $5.2 related to the repatriation of funds from Ceridian Canada. In 2005, we favorably settled a tax matter that resulted in a $13.0 reduction in tax expense. In addition, a former affiliate settled an audit that resolved our potential obligations which reduced our tax expense by $5.9. Finally, the expiration of the statute of limitations and other adjustments to our contingent tax liabilities resulted in a $5.6 reduction in our tax expense. The income tax expense for 2004 was lower primarily due to lower earnings. We also provided additional tax expense in 2004 of $12.3 for a proposed tax adjustment on international earnings. We reduced tax expense in 2004 by $16.3 related to tax settlements and $7.0 related to a valuation allowance realization. The reported effective tax rate was 26.4% for 2005 and 10.4% for 2004.

Business Segment Results

Our business is classified into two reportable segments; HRS and Comdata. We measure business segment results by reference to EBIT because interest income and interest expense are not allocated to our segments. Revenue between business segments is not material and is eliminated upon consolidation. Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments. Corporate center costs include medical, workers compensation, casualty and property insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs. Certain of these costs are charged to the business segment based on usage or direct costs and the remainder is allocated on a consistent basis based on a percentage of revenue.

HRS

	Amount		Increase (Decrease)		% of Revenue
	2005	2004	$	%	2005	2004
Revenue	$1,050.1	$964.4	85.7	8.9	100.0	100.0
Cost of revenue	594.9	572.4	22.5	3.9	56.7	59.3
SG&A expense	382.3	418.3	(36.0)	(8.7)	36.4	43.3
R&D expense	21.5	21.7	(0.2)	(0.9)	2.0	2.3
Loss (gain) on derivative instruments	2.3	(1.1)	3.4	NM	0.2	(0.1)
Other expense, net	4.5	25.7	(21.2)	(82.4)	0.4	2.7
EBIT	$44.6	$(72.6)	117.2	161.4	4.3	(7.5)

HRS revenue increased $85.7 or 8.9% in 2005. Revenue from U.S. operations increased $68.3, revenue from Ceridian Canada operations increased $17.0 and revenue from Ceridian U.K. operations increased $0.4.

The increase in revenue from U.S. operations in 2005 included an increase in Payroll and Tax Services of $48.9, Benefit Services contributing $5.0, and LifeWorks contributing $14.4. The increase in Payroll and Tax Services revenue was mainly driven by a $25.3 increase in interest income earned on invested customer funds due to both a higher average invested balance and a higher average yield. The remainder of the increase in Payroll and Tax Services revenue was primarily driven by the addition of new customers. The increase in Benefit Services revenue was mainly driven by increased interest income of $2.3 and the addition of new customers. LifeWorks revenue increased $20.2 due to increased revenue from work-life services.

The Ceridian Canada revenue increased $17.0 with $10.2 of the increase due to the strengthening of the Canadian dollar against the U.S. dollar and $2.3 due to increased interest income. Ceridian U.K. revenue increased $0.4. Currency rate changes had little effect on Ceridian U.K. revenue.

HRS cost of revenue as a percent of revenue improved from 59.3% in 2004 to 56.7% in 2005. The improvement was mainly driven by a decrease of 6.9 percentage points in cost of revenue as a percent of revenue in Payroll and Tax Services as a result of reorganization efforts that reduced cost and by increased interest income on invested customer funds without significant incremental costs. The improvement in the cost of revenue as a percent of revenue in Payroll and Tax Services was partially offset by increases in cost of revenue as a percent of revenue mainly due to compensation and benefit increases.

SG&A expense for HRS decreased $36.0 from 2004 to 2005 primarily due to the $42.6 expense in 2004 for amortization of the CobraServ trademark, a decrease of $21.4 related to selling expense, partially offset by an increase of $28.0 related to other general and administrative expense. The decrease in selling expense is primarily attributed to cost savings resulting from our Payroll and Tax Services reorganization in connection with the disposition of our SourceWeb Assets. The increase in general and administrative expense of $28.0 was primarily due to increased costs of technology support, compensation, benefits and severance costs.

We have maintained interest rate derivatives for the purpose of mitigating interest rate risk on customer funds, although as of December 31, 2005, we held no such instruments. The fair market value of our interest rate derivative instruments was $26.8 at December 31, 2004.

In the first quarter of 2005, we disposed of our interest rate derivative instruments, receiving proceeds of $21.0 and $3.5 for settlements. We recorded a loss of $2.3 on interest rate derivative instruments representing the difference between the carrying value of $26.8 and the $24.5 of total cash received.

Other expense, net for HRS decreased $21.2 in 2005 primarily due to a charge to earnings of $28.5 recorded in 2004 associated with the sale of our SourceWeb Assets. In addition, we recognized gains on sales of marketable securities of $4.3 offset by $9.1 of asset write-downs. In 2004, we recognized gains on sales of marketable securities of $4.5 offset in part by $3.6 of asset write-downs.

HRS EBIT increased from a loss of $72.6 in 2004 to earnings of $44.6 in 2005. This improvement was mainly driven by an improvement in EBIT from the U.S. HRS business resulting from increased revenue as well as reduced SG&A and other expense.

Comdata

	Amount		Increase (Decrease)		% of Revenue
	2005	2004	$	%	2005	2004
Revenue	$408.9	$356.0	52.9	14.8	100.0	100.0
Cost of revenue	190.3	169.0	21.3	11.0	46.6	47.5
SG&A expense	75.8	64.8	11.0	17.0	18.5	18.2
R&D expense	6.6	4.4	2.2	42.3	1.6	1.2
Loss on derivative instruments	9.3	1.4	7.9	78.5	2.3	0.4
Other expense	—	0.8	(0.8)	(58.1)	—	0.2
EBIT	$126.9	$115.6	11.3	9.7	31.0	32.5

Comdata revenue increased $52.9 or 14.8% from 2004 to 2005 as revenue from transportation contributed $26.0 and revenue from retail services contributed $26.9. The $26.0 increase in transportation revenue related primarily to revenue from the long haul business, which increased $17.4 including a $10.4 increase resulting from higher fuel prices. A 4.4% increase in transaction volume in 2005 over 2004, including the impact of the growing acceptance of the Comdata Card, provided the remaining $7.0 increase in long haul revenue. Local fleet revenue grew $3.9, primarily due to $2.5 from higher fuel prices. Also, major local fleet customers increased their utilization of Comdata’s products and services, including the Comdata Card. Comdata earns fee revenue for a portion of the card transactions based on a percentage of the total cost of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and corresponding Comdata revenue. The remaining increase in transportation revenue in 2005 compared to 2004 of $4.7 included increases from sales of products and services to truck stops, due largely to increased outsourcing of maintenance services, and from regulatory compliance services, due largely to price increases related to improved delivery of services.

In 2005, revenue from retail services increased primarily due to higher levels of retail cards in use, greater transaction volume and the addition of new customers. Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer. Cards delivered increased by approximately 50% and transactions processed increased by approximately 22% in 2005.

Comdata cost of revenue as a percent of revenue improved from 47.5% in 2004 to 46.6% in 2005. The improvement was primarily due to higher margins on fuel transactions resulting from higher fuel prices.

SG&A expense increased $11.0, or 17.0% in 2005 compared to 2004. Selling expense increased $1.3 as a result of increases in staffing, compensation and advertising, largely related to retail services and regulatory compliance. General and administrative expense increased $9.7 in 2005 over 2004 due primarily to increased costs of compensation and benefits, increased costs for contracted services, an increase of $1.7 in amortization of identifiable intangible assets from recent acquisitions and a $1.1 increase in bad debt expense.

R&D expense increased $2.2 to $6.6 in 2005 primarily due to a higher level of application development for existing products and services and product development around the Comdata Card.

The loss on derivative instruments related to the diesel fuel price contracts increased $7.9 to $9.3 in 2005 from $1.4 in 2004. Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price. During 2004, we entered into a diesel fuel price derivative instrument covering approximately 66% of our total risk for the period July 1, 2004 through December 31, 2004 with a strike price of $1.51 per gallon. For 2005, we covered approximately 100% of our diesel fuel price risk for the full year with diesel fuel price derivative instruments with similar terms and an average strike price of $1.92 per gallon. During 2005, there were payments of $8.2 to counterparties as well as an unrealized loss of $1.1, resulting in a $9.3 net loss reported in (gain) loss on derivative instruments on our consolidated statement of operations. During 2004, there were payments of $2.2 to counterparties as well as an unrealized gain of $0.8 resulting in a $1.4 net loss reported in (gain) loss on derivative instruments on our consolidated statement of operations. We continuously monitor fuel price volatility and the cost of derivative instruments.

Other expense decreased $0.8 in 2005 as compared with 2004 due primarily to nonrecurring facility shut-down costs in 2004.

Comdata EBIT increased $11.3, or 9.7% from $115.6 in 2004 to $126.9 in 2005, primarily due to increased revenues. EBIT as a percent of revenue decreased slightly from 32.5% to 31.0% due primarily to the $7.9 increased loss on derivative instruments in 2005.

Balance Sheets at December 31, 2006 and 2005

Our consolidated balance sheets reflect operating assets and liabilities, as well as assets and liabilities related to customer funds. Customer funds assets arise from amounts that our customers have advanced to us to pay their employees, remit to taxing authorities, or pay for benefits services to other third parties. Customer funds obligations represent our liability to pay the amounts due to these third parties on behalf of our customers. Customer funds assets are held substantially in trust accounts and are invested in high-quality short-term investments or highly-rated fixed income securities and are not utilized in our operations except for earnings from those investments that are included in our revenue. Additional information on customer funds assets and liabilities can be found in Note 3, “Customer Funds.”

Total assets before customer funds increased $28.8 during 2006 as current assets increased $61.3 and noncurrent assets decreased $32.5. Our current assets increase was due primarily to increases of $103.6 in trade and other receivables, net and $32.0 in other current asets, partially offset by decreases of $68.2 in cash and equivalents. The increase in trade and other receivables, net was due mainly from increased volume in the number of transactions processed by Comdata resulting in an increase of $111.9 in trade and other receivables, net. Other current assets increased primiarily due to an increase of $27.5 in deferred expenses associated with an increase in deferred revenue. We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.” Our noncurrent assets decreased $32.5 primarily due to a $38.6 decrease in deferred income taxes driven by the tax impact of the $75.0 pension contribution.

Current liabilities increased $75.9 during 2006 as deferred revenue increased $54.8 and Comdata’s drafts and settlements payable increased $36.5. Noncurrent liabilities decreased $128.4 due primarily to a $75.0 million contribution to the U.S. defined benefit pension plan during the second quarter 2006 and a corresponding reduction in the pension liability adjustment within accumulated other comprehensive income of $50.0 million. Stockholders’ equity increased $79.4 primarily due to net earnings of $173.6 and exercise of stock options of $197.7 partially offset by stock repurchases of $316.8.

Cash Flows

Consolidated Statements of Cash Flows Highlights

	Years ended December 31,
	2006	2005	2004
Operating activities	$161.7	$299.3	$240.8
Investing activities	(74.1)	(43.1)	(68.0)
Financing activities	(157.2)	(129.8)	(93.5)
Effect of exchange rate on cash and equivalents	1.4	2.2	5.5
Net cash flows provided (used)	$(68.2)	$128.6	$84.8
Cash and equivalents at end of year	$294.7	$362.9	$234.3

Cash Balances and Operating Activities

During 2006, our cash and equivalents decreased $68.2 to $294.7 including net cash inflows of $161.7 from operating activities, net cash outflows of $74.1 from investing activities, net cash outflows from financing activities of $157.2, and an increase in cash balances of $1.4 due to the effect of exchange rate changes. The decrease in cash and equivalents was driven by $316.8 used to repurchase our common stock, a $75.0 contribution to the U.S. defined benefit pension plan, $53.0 in expenditures for property, plant and equipment and software development costs and $41.1 for acquisitions of investments and businesses, partially offset by $173.6 in net earnings, $150.8 in proceeds from stock option exercises and stock sales and $20.0 of proceeds from the sales of businesses and assets. During 2005, our cash and equivalents increased $128.6 to $326.9 as we used operating cash flows and cash balances to fund investing activities and repurchase our stock. In 2004, our cash and equivalents increased $84.8 to $234.3 as we used operating cash flows and cash balances to fund investing activities, repay debt and repurchase our stock.

Cash flows from operating activities in 2006 provided cash of $161.7 compared to cash provided of $299.3 for 2005. The decrease of $137.6 in operating cash flows in 2006 compared to 2005 largely reflected the $75.0 contribution to the U.S. defined benefit pension plan and an increase in working capital requirements of $113.6 primarily due to higher fuel prices and extended payment terms for new key customers at Comdata, partially offset by higher earnings in 2006 compared to 2005 and an increase in deferred revenue. Our operating cash flows increased $58.5 from 2004 to 2005 due primarily to an increase in net earnings of $91.0 offset by decreased depreciation and amortization and increased trade and other receivables.

Investing Activities

	2006	2005	2004
Capital expenditures	$(53.0)	$(64.2)	$(65.8)
Acquisitions of investments and businesses	(41.1)	(10.4)	(19.3)
Proceeds from sales of businesses and assets	20.0	31.5	17.1
Net cash outflows	$(74.1)	$(43.1)	$(68.0)

During 2006, our capital expenditures included $30.3 for property and equipment and $22.7 for software and development costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) were $41.1 for two acquisitions in the fourth quarter of 2006. Cash inflows from sales of businesses and assets amounted to $20.0 primarily from $11.1 related to the sale of the major portion of our Retirement Plan Services recordkeeping and administration business in Benefits Services in the third quarter of 2006 as well as the sale of marketable securities.

During 2005, our capital expenditures included $31.4 for property and equipment and $32.8 for software and development costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) included the purchase of Tranvia, Inc., a provider of merchant card processing services, by Comdata for $8.2 and $1.8 in contingent payments made for previous acquisitions. Cash inflows from sales of businesses and assets amounted to $31.5 including $21.0 from the disposition of our HRS interest rate derivative instruments, $7.8 from the sale of land and $2.7 from the sale of marketable securities.

During 2004, our capital expenditures included $32.9 for property and equipment and $32.9 for software and development costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) amounted to $19.3 resulting primarily from the HRS acquisition of Recruiting Solutions, Inc., a provider of web-based recruiting products, for $11.0, and the Comdata acquisition of Datamark Technologies, Inc., a provider of stored value and customer loyalty programs, for $4.1. Our proceeds from sales of businesses and assets amounted to $17.1 and consisted largely of $11.1 from the sale of marketable securities and $4.0 from the sale of our SourceWeb Assets.

Financing Activities

	2006	2005	2004
Revolving credit facilities and overdrafts, net	$(2.6)	$11.5	$(59.6)
Repayment of other debt	(4.9)	(5.9)	(4.1)
Payment of The Ultimate Software Group, Inc. royalty obligation	(5.8)	(5.3)	—
Repurchase of common stock	(316.8)	(222.3)	(80.3)
Tax benefits from stock based compensation	22.1	—	—
Proceeds from stock option exercises and stock sales	150.8	92.2	50.5
Net cash outflows	$(157.2)	$(129.8)	$(93.5)

Net cash outflows from financing activities amounted to $157.2 in 2006. Included in revolving credit facilities and overdrafts, net of $2.6, we made payments of $29.6 on our $250.0 revolving credit facility offset by borrowings of $27.0 on our Comdata receivables securitization facility to fund the acquisition of HQ Giftcards. We made principal payments of $4.9 and $5.8 on capital leases and a guaranteed minimum royalty obligation with The Ultimate Software Group, Inc. (“Ultimate”), respectively, during 2006. We repurchased 13,046,500 shares of our common stock for $316.7 on the open market at an average net price of $24.27 per share. The benefit of tax deductions in excess of recognized compensation expense related to stock-based compensation is classified as a financing cash flow and, accordingly, $22.1 was reclassified from operating activities in accordance with the requirements of SFAS 123R. Proceeds from exercises of stock options and sales of stock to employees amounted to $150.8.

Our financing activities in 2005 resulted in cash outflows of $129.8. In connection with the repatriation of funds from Ceridian Canada to the United States, Ceridian Canada borrowed $40.6 under the Ceridian subfacility of our 2005 revolving credit facility. We reduced the amount outstanding on our Comdata receivables securitization facility by $20.0 and the Ceridian U.K. overdraft facility by $9.0 of which $8.3 was attributable to debt reduction and $0.7 was due to the foreign currency translation effect. In connection with the sale of our SourceWeb Assets in 2004, we accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate. We made principal payments of $5.3 related to the Ultimate royalty obligation during 2005. During 2005, we repurchased 10,736,450 shares of our common stock on the open market or from private parties at an average net price of $20.71 per share, resulting in financing cash outflows of $222.3 for settled trades. Proceeds from exercises of stock options and employee stock plan purchases amounted to $92.2 during 2005.

Our financing activities for 2004 resulted in net cash outflows of $93.5. We repaid $65.0 of our Comdata receivable securitization facility. We repurchased 4,012,400 shares of our common stock for $80.3 on the open market at an average net price of $20.01 per share, resulting in financing cash outflows of $80.3 for settled trades. We also received proceeds of $50.5 for exercises of stock options and employee stock plan purchases.

For further information on financing cash flows, see Note 6, “Financing” and the following section of this discussion entitled “Liquidity and Capital Resources.”

Liquidity and Capital Resources

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under our credit facilities. We expect to use our cash flows for capital expenditures, investments in software and development costs, potential acquisitions of complementary businesses to our existing operations, repayment of debt, stock repurchases and potential pension plan contributions. Cash balances and cash flows are discussed under the section of this discussion entitled “Cash Flows.” Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in a preceding section of this discussion entitled “Results of Operations” and in several of the risks identified in Part I, Item 1A, “Risk Factors” of this report.

Revolving Credit Facility

On November 18, 2005, we entered into a five-year, $250.0 revolving credit agreement (“2005 Ceridian Revolving Credit Facility”) and terminated the existing revolving credit agreement dated January 31, 2001. The 2005 Ceridian Revolving Credit Facility provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors, up to $400.0) for a combination of advances and letters of credit until November 18, 2010. This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 57.5 basis points (4.86% at December 31, 2006). Advances under the 2005 Ceridian Revolving Credit Facility are unsecured. The terms of the 2005 Ceridian Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Ceridian Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. There is no requirement under the terms of the 2005 Ceridian Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowing under the Canadian subfacility as of December 31, 2006 was $11.6. We have classified the entire $11.6 in current based on management’s intent to repay this amount during 2007. The carrying amount approximates fair value. As of December 31, 2006, we utilized $3.2 of the 2005 Ceridian Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $235.2, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2002, Comdata entered into a $150.0 receivables securitization facility with a three-year term involving certain of its trade receivables (the “Receivables”). In June 2006, this facility was amended to extend the facility termination date to June 14, 2009 and the liquidity termination date to June 14, 2007. The facility is subject to financial covenants similar to those included in the 2005 Ceridian Revolving Credit Facility and consists of two steps.

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

CFC may increase or decrease its use of the securitization facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 5.35% at December 31, 2006), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.20% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.20% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

The amount outstanding under this facility at December 31, 2006 and 2005 is $82.0 and $55.0, respectively. The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $307.1 and $230.2 at December 31, 2006 and 2005, respectively. The amount outstanding is accounted for as long-term debt and the Receivables remain on our consolidated balance sheet, even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC.

Other Debt Financing

At December 31, 2006 and 2005, Ceridian U.K. maintained two overdraft facilities totaling £7.5 million. There were no amounts outstanding as of December 31, 2006 and December 31, 2005. The £6.5 million overdraft facility expires in February 2007. The £1.0 million overdraft facility expires in September 2007. Our prior practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at December 31, 2006 and 2005 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank. The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.3) and CDN $4.1 million ($3.5) at December 31, 2006 and December 31, 2005.

Capital Lease Obligations

Our capital lease obligations are $6.9 at December 31, 2006 . The remaining payments include $5.0 in 2007 and $1.9 in 2008.

Equity Activities

On July 27, 2005, our Board of Directors authorized us to repurchase up to 20,000,000 additional shares of our common stock. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

During 2006, we repurchased 13,046,500 shares of our common stock for $316.7 on the open market at an average net price of $24.27 per share. We also repurchased 10,736,450 shares of our common stock during 2005 for $222.3 on the open market at an average net price of $20.71. The total remaining authorization under the repurchase program was 2,567,550 shares as of December 31, 2006. The repurchase program has no set expiration or termination date. We generally use our treasury stock to address our obligations under our stock compensation plans.

Contractual Obligations

The table below describes the future cash payments for which we are obligated under our financing agreements, capital and operating lease agreements, guaranteed purchase obligations and retirement plans as of December 31, 2006, whether or not they appear on our consolidated balance sheet.

Contractual Obligations at December 31, 2006

	Payments due by period
	Less than one year	1-3 Years	3-5 Years	More than 5 years	Total
Long-term debt	$11.6	$82.0	$—	$—	$93.6
Capital leases	5.0	1.9	—	—	6.9
Operating leases	43.1	70.6	43.7	59.6	217.0
Interest payable on long-term debt	0.4	—	—	—	0.4
Purchase obligations	10.5	5.4	1.8	0.3	18.0
Postretirement plan obligations	3.6	7.4	7.8	36.0	54.8
Retirement plan obligations	7.0	4.4	4.0	31.4	46.8
Total	$81.2	$171.7	$57.3	$127.3	$437.5

Our long-term debt and capital lease obligations are described in the “Cash Flows” section of this discussion and in Note 6, “Financing.” The long-term debt payments include amounts due under the 2005 Ceridian Revolving Credit Facility and the Comdata receivables securitization facility. Since we have the capability under our 2005 Ceridian Revolving Credit Facility and the intention of continuing our use of short-term borrowings under our Comdata receivables securitization facility, its outstanding balance of $82.0 is reported in noncurrent liabilities on our consolidated balance sheet. The $82.0 reflects the total amount due under the Comdata receivables securitization facility according to the contractual 2009 maturity date. All of the $11.6 outstanding under our 2005 Ceridian Revolving Credit Facility is classified as a current liability on our consolidated balance sheet as it is our intention to repay this amount in 2007.

The capital lease payments represent scheduled payments under the terms of the lease agreements and include implicit interest. We conduct substantially all of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. We also lease equipment for use in our businesses.

Purchase obligations include minimum royalty payments to Ultimate and guaranteed purchase commitments with several vendors.

Payments of retirement plan obligations include employer commitments to fund our defined benefit and postretirement plans and do not include estimated future benefit payments to participants expected to be made from liquidation of the assets in our defined benefit plan trusts. At December 31, 2006, our defined benefit pension plans had a projected benefit obligation that exceeded the fair value of the plans’ assets by $46.8 and our postretirement benefit plan had an accumulated benefit obligation that exceeded the fair value of the plans’ assets by $54.8. We expect to satisfy these remaining obligations through investment income from and appreciation in the fair value of plan assets held in trust as well as by future employer contributions.

Our planned expenditures for capital assets in 2007 are expected to be between $60.0 and $70.0 with an estimated allocation of 74% to HRS and 26% to Comdata. The amount of our obligation to vendors for these expenditures at December 31, 2006 was not material and no such amount is included in the table above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reported periods. Additionally, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Areas that require significant judgments, estimates and assumptions include revenue recognition, the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; the determination of fair value and estimated expected life related to stock options granted; the determination of the allowance for doubtful accounts and reserve for sales adjustment; and the resolution of tax matters. We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, we believe that our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and related notes provide a meaningful and fair perspective of our company. Further discussion of the risks, judgments and uncertainties associated with our business can be found in Part I, Item 1A, “Risk Factors” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks” of this report.

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

HRS

Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our Payroll and Tax Services business, Benefit Services business and LifeWorks business. This revenue is generated by service fees, income from investment of customer funds in lieu of additional fees, software maintenance and subscription fees.

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

Benefit Services.   We provide employee health and welfare benefits administration services to our customers. Employee health and welfare benefits administration services include health insurance portability compliance services related primarily to COBRA (Consolidated Omnibus Budget Reconciliation Act). Health and welfare benefits administration services also encompass benefits provided to active employees, such as (1) annual health plan enrollment, (2) ongoing employee enrollment and eligibility services, (3) tuition refund plans, (4) transportation reimbursement under the Transportation Equity Act, and (5) Internal Revenue Code Section 125 plans (Flexible Spending), which include fully administered and self-administered flexible spending accounts and premium-only plans.

We also provide retirement planning services that include: (1) administration services for benefits provided to retired and inactive employees, which include retiree healthcare, disability, surviving dependent, family leave and severance benefits; and (2) defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order administration.

Revenue for COBRA services is generally earned and recognized as the services are provided. Revenue associated with other health and welfare benefits administration and retirement planning services is generally recognized monthly based on the number of employees that receive or participate in the benefit.

Benefit Services are sold separately; accordingly, we have objective evidence of standalone value for most services. Separate sales also establish the fair value of many of the services sold in the event a customer contracts with us for multiple services. Where fair value cannot be established on the undelivered element, revenue (and the related direct costs of revenue) for the delivered elements are deferred and recognized ratably over the remaining repetitive processing period commencing when all elements are delivered.

LifeWorks.   We provide work-life and employee assistance programs to our clients. LifeWorks services are delivered through on-line access and telephonically, and through face-to-face counseling provided by referral resources. Contracted fees for these services are generally billed monthly or quarterly. Revenue is generally earned and recognized ratably over the term of the contract based on the number of customer employees served and the level of service.

Non-Repetitive Business

We generate revenue from delivery of professional services (i.e. data conversion, implementation and training) and shipment of materials.

Revenue from professional services is non-refundable and is determined either on a time and materials basis or firm fixed fee. If these services or materials are sold on a standalone basis revenue is recognized as the professional services or materials are delivered. When professional services or materials are sold as part of a multiple element arrangement, we allocate revenue first to the fair value of the undelivered element(s) and allocate the residual revenue to the delivered element(s) which revenue is typically recognized over the one to four month implementation and conversion period. In the absence of fair value for an undelivered element(s), the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled, at which time previously deferred revenue is recognized ratably over the remaining contract term of the arrangement.

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

Comdata also provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) ”pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized based on shipping and installation terms. Recurring service revenues for these activities are recognized as earned. Support and maintenance contracts are generally for 12-month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period. These products and services are all sold separately; accordingly, we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services. Sales of equipment under these arrangements do not include a right of return.

Retail Services

Comdata sells stored value cards and provides subsequent activation, reporting and transaction processing services (“services”) through its wholly owned subsidiary, Comdata Stored Value Solutions, Inc. (referred to in this report as “Comdata SVS”). Customers may also choose to purchase cards alone, without a continuing obligation for services from Comdata SVS. Comdata SVS recognizes revenue for card sales without services upon shipment.

For card sales with future processing services, revenue on both the card sales and services are deferred and reported on the consolidated balance sheets as deferred income. Costs of the cards sold are deferred and reported on the consolidated balance sheets in other current assets. Costs associated with the services are recognized as incurred. The deferred income and deferred cost on the card sale are both recognized in earnings over the estimated life of the card, which includes the transaction processing period. The recognition period is 30 months, beginning upon activation of the card. The deferred income on the services where we charge a fee upon card activation for unlimited transactions is recognized in earnings over the same 30-month period, beginning when the fee is assessed. The deferred income on the services where we charge a fee each time a transaction is processed is recognized in earnings over the same 30-month period, beginning when the fee is assessed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately seven months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed.

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

We assess the reserve for sales adjustment based on an analysis of historical trends. The amount established for the reserve for sales adjustment is dependent on various matters including customer negotiations and the notification of disputes by the customer.

Assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment

In the event of a business combination where we are the acquiring party, we are required to assign fair values to all identifiable assets and liabilities acquired, including intangible assets such as customer lists, trademarks, technology and covenants not to compete. We are also required to determine the useful life for amortizable assets acquired. These determinations require significant judgments, estimates and assumptions and, when material amounts are involved, we generally utilize the assistance of independent valuation consultants. The remainder of the purchase cost of the acquired business not assigned to identifiable assets or liabilities is then recorded as goodwill. Although goodwill is no longer subject to amortization, we reassess the carrying value of goodwill annually, or more frequently when certain developments occur, for impairment of that value.

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

We also test long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that the carrying value of such an asset or group of assets may not be recoverable. Events or circumstances that might indicate an impairment of carrying value include:

•       a significant decrease in the market value of the asset or asset group;

•       a significant adverse change in the extent or manner in which the asset or asset group is used or in its physical condition;

•       a significant adverse change in legal factors or in the business climate that could affect the value of the asset or asset group, including an adverse action or assessment by a regulator;

•       an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset or asset group; and

•       a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset or asset group.

When the need for such a test is indicated, we consider such factors as whether the amortization of the carrying values for these assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life.

Capitalization, amortization and impairment testing of software and development costs

Our software and development efforts are substantially for internal use and, as indicated in Note 1, “Accounting Policies—Software and Development Costs,” we rely on AICPA Statement of Position 98-1 (“SOP 98-1”) for accounting guidance. Therefore, for our modification or development efforts, we need to identify by nature and by stage of development those costs which are to be capitalized rather than charged to operations as incurred. We also need to identify the point at which the modified or developed software is ready for use, capitalization of cost will cease and amortization of that cost will begin. Costs incurred subsequent to the ready for use date will generally be charged to operations and only capitalized if justified as a material improvement in the functionality of the capitalized software product.

With regard to the recoverability of capitalized software and development costs, we regularly perform an assessment of our ability to recover the costs invested in these assets. The net amount of these costs shown on our consolidated balance sheet at December 31, 2006 was $61.1. The elements of software and development costs were purchased software of $18.7 and internally developed software of $42.4. These amounts represent the costs we have invested in these assets, reduced by amortization expense charged against our earnings as the software was used in our operations and by any write-downs as a result of our recoverability analysis. Our recoverability analysis considers projected future cash flows from the utilization of the underlying software in the respective components of the business. Our projections of future cash flows are affected by such factors as technological change, competitive offerings, marketplace expectations and project development. Changes in any of these factors may result in future write-downs of the carrying value of these or other assets. The amount of the write-down, if any, is largely dependent on our estimates of future cash flows and the selection of an appropriate discount rate. As a result of our assessments during the past three years, we recorded asset write-downs of $0.3 in 2006, $7.8 in 2005 and $3.2 in 2004, for abandoned software projects.

Determination of our liability for pensions and other postretirement benefits

We present information about our pension and postretirement benefit plans in Note 7, “Retirement Plans.”  The determination of the liabilities and expenses for pensions and other postretirement benefits are accomplished with the assistance of independent actuaries using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). The rate used to discount future estimated liabilities is determined considering three independently prepared yield curves, taking into consideration the timing of the estimated defined benefit payments. The impact on the liabilities of a change in the discount rate of ¼ of 1% would be approximately $16.8 and approximately $0.4 to pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of ¼ of 1% would impact pre-tax earnings by approximately $1.5.

Determination of fair value and estimated expected life related to stock options granted

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is usually the vesting period. We elected the modified-prospective method of adopting SFAS 123R under which prior periods are not retroactively restated. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated results of operations and the statement of cash flows. However, we believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. We do not currently expect to significantly change our various stock-based compensation programs. See Note 8, “Stock-Based Compensation Plans”of this report for further information regarding our stock-based compensation plans.

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

Tax matters

As a company with operations in many states in the U.S., as well as in the United Kingdom and Canada, we record an estimated liability and expense for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. The liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded.

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Instruments—an amendment of FASB Statement 133 and 140.”  The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately. The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Tax Positions.”  FIN 48 clarifies the application of SFAS 109,

“Accounting for Income Taxes” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions. The new standard is effective for years beginning after December 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Market Risk

Our primary market risk exposure is interest rate risk. We invest funds held temporarily for our clients in interest bearing instruments, earning interest income in lieu of additional service fees. Interest income from client funds is recorded as revenue net of any interest credits due clients, and changes in interest rates impact interest revenue accordingly. In addition, we hold short-term investments for our own account for liquidity purposes and issue debt instruments, with related interest income and interest expense recorded as such in the statement of operations. At December 31, 2006, we held no interest rate derivative instruments. All interest rate sensitive instruments are held in portfolios for investment purposes, and no such instruments are held in trading portfolios. Our interest rate risk exposures are summarized in the table below.

	Invested Customer Funds	Ceridian Short-term Investments	Variable Rate Debt Instruments	Net Position
	(dollars in millions)
Average balances
2006	$2,998.1	$296.3	$(89.8)	$3,204.6
2005	$2,769.6	$256.5	$(61.2)	$2,964.9
2004	$2,435.2	$144.3	$(125.2)	$2,454.3
Average interest rate
2006	4.40%	4.56%	5.46%	4.39%
2005	3.81%	3.05%	4.15%	3.74%
2004	3.10%	1.80%	1.97%	3.09%
Interest income (expense)
2006	$130.2	$13.5	$(4.9)	$140.6
2005	$105.5	$7.8	$(2.5)	$110.8
2004	$75.6	$2.6	$(2.5)	$75.7

At December 31, 2006, our invested customer funds were $4,584.3, short-term investments were $230.5 and variable rate debt instruments were $93.5. In 2006, our interest revenue increased $26.5 compared to 2005, with $17.5 due to higher interest rates and $9.0 due to higher investment balances. The increase in interest revenue from invested customer funds in 2005 over 2004 of $29.9 consisted of $19.3 related to higher interest rates and $10.6 due to higher average invested balances.

The impact of our interest rate derivative program was as follows:

	Years Ended December 31,
	2006	2005	2004
	(dollars in millions)
Realized losses (gains)	—	$2.3	$(30.0)
Unrealized losses	—	—	28.9
Net losses (gains)	—	$2.3	$(1.1)

We further discuss interest rate derivative contracts in Note 1, “Accounting Policies—Cash and Investments, including Derivatives” and Note 2, “Investing Activity” to our consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

The table below illustrates the impact of changes in interest rates on our Net Interest Income.

Hypothetical Change in
Change in Interest Rates	Net Interest Income
Expressed in Basis Points	from Base Scenario
(dollars in millions)
300 Increase	$43.2
200 Increase	28.8
100 Increase	14.4
50 Increase	7.2
25 Increase	3.6
Base Scenario (5.25%)
25 Decrease	(3.6)
50 Decrease	(7.2)
100 Decrease	(15.1)
200 Decrease	(30.0)
300 Decrease	$(46.5)

The contents of the table show the estimated impact on annual Net Interest Income of an immediate and sustained change in interest rates from a base of 5.25% Federal Funds rate as of December 31, 2006. Computations in the table are based on assumed levels of customer funds, short-term liquidity investments, debt instruments outstanding, interest rate derivative instruments, and U.S. and Canadian interest rates. We held no interest rate derivative instruments at December 31, 2006. Prepayment risk exists in the form of callable securities we own, and we expect these securities would be called in the -100 bp, -200 bp, and -300 bp rate scenarios. We expect that callable securities will not be called in all rising rate scenarios and in the -25 bp and -50 bp scenarios. The amount of prepayment risk of other securities in the portfolio is negligible, and therefore excluded from the table’s contents.

The principal change in our interest rate risk position was the sale of all of our interest rate derivative instruments on February 4, 2005. After a review of interest rate market factors and trends, our management decided that the best method to maximize the realizable value of the interest rate derivative instruments was to liquidate them at that time. We disposed of our interest rate derivative instruments for cash proceeds of $21.0 which represented the fair market value of the contracts on the disposal date. From

December 31, 2004 to the disposal date, we received $3.5 in cash for settlements on these derivative instruments. The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005. Interest rate risks associated with these instruments included mark-to-market valuations and interest receipts, all of which were reported as “loss on derivative instruments” in our consolidated statements of operations. We have subsequently made no purchases of interest rate derivative instruments.

Fuel Price Market Risk

Our Comdata transportation services business revenue and net earnings is exposed to variability based on changes in the price of diesel fuel and gasoline. For a portion of its transportation customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly.

We manage our fuel price risk by modeling the impact of changes in fuel prices on transaction fee revenue and net income. Fuel price derivative instruments may be purchased as part of our risk management program and the effects of these instruments are modeled as part of our overall fuel risk sensitivity position. Our goal is to achieve a stable and predictable level of reported net earnings through a range of expected changes in fuel prices.

As reported by the U.S. Department of Energy, the average price per gallon of highway diesel fuel number 2 was $2.70 in 2006, $2.40 in 2005, $1.81 in 2004 and $1.51 in 2003. These rising diesel fuel prices increased Comdata revenue approximately $5.7 in 2006, $10.4 in 2005 and $5.5 in 2004, which were offset by realized losses on diesel fuel price derivative contracts of $2.9 in 2006, $8.2 in 2005 and $2.2 in 2004.

As of December 31, 2006, Comdata held no fuel price derivative instruments for diesel fuel or gasoline. In February of 2007, we entered into diesel fuel price derivative instruments that have the effect of hedging approximately 30% of our anticipated fuel exposure for 2007 with an average strike price of $2.65 per gallon. We estimate that for diesel fuel number 2, a 10 cent change in the annual average price impacts Comdata revenue and pretax income by $2.0.

Similar to diesel fuel price risk, our Comdata transportation services business revenue and net income are subject to variability based on changes in gasoline prices. We estimate that for each 10 cent change in the annual average price of gasoline, Comdata’s revenue and pretax income are impacted $0.5. Due to increases in the average price of gasoline during 2006 and 2005, Comdata’s revenue was $0.7 higher in 2006 and $2.5 higher in 2005 from what it would have been had gasoline prices remained stable during those years. We may use gasoline derivative instruments as part of our fuel price risk management program, but no such instruments were held during 2006.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, we concluded that, as of December 31, 2006, Ceridian Corporation and its subsidiaries maintained effective internal control over financial reporting.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This audit report appears on the next page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ceridian Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (page 54), that Ceridian Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ceridian Corporation:

We have audited the accompanying consolidated balance sheets of Ceridian Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Notes 1, 7 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment, on January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ceridian Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and effective operations of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 28, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue	$1,565.1	$1,459.0	$1,320.4
Costs and Expenses
Cost of revenue	843.0	785.2	741.4
Selling, general and administrative	450.0	458.1	483.1
Research and development	28.1	28.1	26.1
Loss on derivative instruments	2.7	11.6	0.3
Other (income) expense, net	(10.5)	4.5	26.5
Interest income	(13.5)	(7.8)	(2.6)
Interest expense	6.0	5.5	4.4
Total costs and expenses	1,305.8	1,285.2	1,279.2
Earnings before income taxes	259.3	173.8	41.2
Income tax provision	85.7	45.9	4.3
Net earnings	$173.6	$127.9	$36.9
Earnings per share
Basic	$1.22	$0.87	$0.25
Diluted	$1.20	$0.86	$0.24
Shares used in calculations (in thousands)
Weighted average shares (basic)	141,882	146,935	149,074
Dilutive securities	2,649	1,698	2,005
Weighted average shares (diluted)	144,531	148,633	151,079

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and equivalents	$294.7	$362.9
Trade and other receivables, net	682.2	578.6
Current deferred income taxes	10.4	16.5
Other current assets	120.9	88.9
Total current assets	1,108.2	1,046.9
Property, plant and equipment, net	110.3	121.5
Goodwill	952.6	936.5
Other intangible assets, net	44.9	35.6
Software and development costs, net	61.1	71.8
Deferred income taxes	19.4	58.0
Investments	10.9	12.9
Derivative instruments	—	0.5
Other noncurrent assets	33.6	28.5
Total assets before customer funds	2,341.0	2,312.2
Customer funds	4,593.4	4,341.2
Total assets	$6,934.4	$6,653.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$16.6	$25.5
Accounts payable	93.6	95.0
Drafts and settlements payable	269.2	232.7
Customer advances	33.1	39.3
Deferred revenue	162.6	107.8
Accrued taxes	8.9	22.8
Employee compensation and benefits	72.8	67.8
Other accrued expenses	64.7	54.7
Total current liabilities	721.5	645.6
Long-term obligations, less current portion	83.9	81.0
Deferred income taxes	27.7	31.2
Employee benefit plans	103.3	224.1
Other noncurrent liabilities	29.9	36.8
Total liabilities before customer funds obligations	966.3	1,018.7
Customer funds obligations	4,596.9	4,342.9
Total liabilities	5,563.2	5,361.6
Stockholders’ equity
Common stock, $.01 par, authorized 500,000,000 shares, issued 151,567,406 and 151,567,406	1.5	1.5
Additional paid-in capital	924.0	931.0
Retained earnings	867.0	693.4
Treasury common stock at cost, 11,081,941 and 6,848,402 shares	(260.8)	(144.1)
Accumulated other comprehensive income	(160.5)	(190.0)
Total stockholders’ equity	1,371.2	1,291.8
Total liabilities and stockholders’ equity	$6,934.4	$6,653.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in millions)

	Amount			Shares
	2006	2005	2004	2006	2005	2004
Common Shares Issued
Beginning balance	$1.5	$1.5	$1.5	151,567,406	151,073,244	150,028,289
Exercises of stock options	—	—	—	—	299,736	849,273
Restricted stock awards, net	—	—	—	—	194,426	194,271
Employee stock purchase plans	—	—	—	—	—	1,411
Ending balance—issued	$1.5	$1.5	$1.5	151,567,406	151,567,406	151,073,244
Treasury Stock—Common Shares
Beginning balance	$(144.1)	$(33.2)	$(0.1)	(6,848,402)	(1,650,117)	(5,848)
Repurchases	(316.8)	(222.3)	(80.3)	(13,052,441)	(10,736,450)	(4,012,400)
Exercises of stock options	197.7	108.3	44.5	8,724,312	5,389,255	2,246,762
Restricted stock awards, net	2.4	(1.8)	(1.5)	93,495	(94,467)	(87,706)
Employee stock purchase plans	0.0	4.9	4.2	1,095	243,377	209,075
Ending balance—treasury	$(260.8)	$(144.1)	$(33.2)	(11,081,941)	(6,848,402)	(1,650,117)
Common Shares Outstanding				140,485,465	144,719,004	149,423,127
Additional Paid-In Capital
Beginning balance	$931.0	$936.6	$925.2
Exercises of stock options	(28.0)	(20.0)	2.5
Tax benefit from stock options	22.1	11.7	6.1
Restricted stock awards, net	(1.2)	3.7	3.5
Employee stock purchase plans	0.1	(1.0)	(0.7)
Ending balance	$924.0	$931.0	$936.6

				Comprehensive Income
				2006	2005	2004
Retained Earnings
Beginning balance	$693.4	$565.5	$528.6
Net earnings	173.6	127.9	36.9	$173.6	$127.9	$36.9
Ending balance	$867.0	$693.4	$565.5
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation
Beginning balance	$48.9	$44.1	$21.2
Rate changes, net	3.6	4.8	22.9	3.6	4.8	22.9
Ending balance	$52.5	$48.9	$44.1
Unrealized (loss) gain on customer funds
Beginning balance	$(0.9)	$18.5	$—
Change in unrealized gain (loss), net of income taxes of $(0.9), $(10.5) and $10.6	(1.1)	(18.3)	18.9	(1.1)	(18.3)	18.9
Less realized net (gain), net of income taxes of $0.0, $(0.6) and $(0.3)	0.1	(1.1)	(0.4)	0.1	(1.1)	(0.4)
Ending balance	$(1.9)	$(0.9)	$18.5
Unrealized gain on marketable securities
Beginning balance	$3.2	$3.6	$3.9
Change in unrealized gain, net of income taxes of $0.6, $1.3 and $1.5	1.5	2.3	2.4	1.5	2.3	2.4
Less realized net (gain), net of income taxes of $(0.9), $(1.6) and $(1.7)	(1.4)	(2.7)	(2.7)	(1.4)	(2.7)	(2.7)
Ending balance	$3.3	$3.2	$3.6
Pension liability adjustment
Beginning balance	$(241.2)	$(240.9)	$(235.1)
Pension liability change, net of income taxes of $119.8, $0.4 and $2.7 (Note 7)	223.4	(0.3)	(5.8)	223.4	(0.3)	(5.8)
Pension and other postretirement adjustment for adoption of SFAS 158, net of income taxes of ($104.0)	(196.6)	—	—
Ending balance	$(214.4)	$(241.2)	$(240.9)
Total ending balance	$(160.5)	$(190.0)	$(174.7)
Total Stockholders’ Equity	$1,371.2	$1,291.8	$1,295.7
Total Comprehensive Income				$399.7	$112.6	$72.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net earnings	$173.6	$127.9	$36.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	25.3	(11.4)	(19.8)
Depreciation and amortization	86.9	85.3	124.7
Provision for doubtful accounts	5.3	11.2	9.7
Net periodic pension costs	6.7	11.6	6.0
Unrealized (gain) loss on derivative instruments	(0.2)	1.1	28.1
Gain on sale of marketable securities and other assets	(9.3)	(4.3)	(4.5)
Stock-based compensation	21.0	2.5	2.4
Tax benefits from stock-based compensation	(22.1)	—	—
Asset abandonments	0.3	9.1	3.6
SourceWeb exit costs	—	—	28.5
Other.	1.8	5.3	(2.3)
Changes in operating assets and liabilities:
Trade and other receivables	(113.3)	(85.6)	(42.4)
Accounts payable.	(2.6)	20.3	10.8
Drafts and settlements payable	36.5	79.3	39.7
Deferred revenue	54.3	19.4	22.4
Employee compensation and benefits	(4.1)	10.1	0.9
Accrued taxes	3.6	13.2	7.0
Contribution to retirement plan trust	(75.0)	—	—
Other current assets and liabilities	(27.0)	4.3	(10.9)
Net cash provided by operating activities	161.7	299.3	240.8
Cash Flows from Investing Activities
Expended for property, plant and equipment.	(30.3)	(31.4)	(32.9)
Expended for software and development costs	(22.7)	(32.8)	(32.9)
Proceeds from sales of businesses and assets.	20.0	31.5	17.1
Expended for acquisitions of investments and businesses, less cash acquired	(41.1)	(10.4)	(19.3)
Net cash used for investing activities	(74.1)	(43.1)	(68.0)
Cash Flows from Financing Activities
Revolving credit facilities and overdrafts, net	(7.5)	11.5	(59.6)
Repayment of other debt and long-term obligations	(5.8)	(11.2)	(4.1)
Repurchase of common stock.	(316.8)	(222.3)	(80.3)
Tax benefits from stock-based compensation	22.1	—	—
Proceeds from stock option exercises and stock sales	150.8	92.2	50.5
Net cash used for financing activities	(157.2)	(129.8)	(93.5)
Effect of Exchange Rate Changes on Cash	1.4	2.2	5.5
Net Cash Flows (Used) Provided	(68.2)	128.6	84.8
Cash and equivalents at beginning of period	362.9	234.3	149.5
Cash and equivalents at end of period	$294.7	$362.9	$234.3

	Years Ended December 31,
	2006	2005	2004
Interest and Income Taxes Paid (Refunded)
Interest paid	$6.2	$6.3	$4.5
Income taxes paid	$52.4	$56.9	$33.2
Income taxes refunded	$(0.4)	$(7.0)	$(17.1)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three years ended December 31, 2006)
(Dollars in millions, except per share data)

1.   ACCOUNTING POLICIES

General Nature of Our Business

Ceridian Corporation is an information services company principally in the human resource (“HR”), transportation and retail markets. Our human resource solutions business (which we refer to in this report as “HRS” or “Human Resource Solutions”) enables customers to outsource a broad range of employment processes, such as payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, recruitment and applicant screening, and post-employment health insurance portability compliance. We have HRS operations primarily in the United States, Canada and the United Kingdom. Our Comdata subsidiary (which we refer to in this report as “Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries. Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards. Our products and services and business segments are more fully described in Note 13, “Segment Data.”

Basis of Consolidation

We include in our consolidated financial statements the subsidiaries and investments in which we have a majority interest. We also include in our consolidated financial statements the grantor trusts that hold funds provided by our HRS payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the United States and Canada. The customer funds held in trust and customer deposits related to our HRS benefits services and Comdata retail services businesses are separately identified as “customer funds” in our consolidated balance sheets. Through customer agreements, we are entitled to receive the interest income on these customer funds. Further information on our accounting for these funds is provided in the section “Revenue Recognition” later in this Note 1 and in Note 3, “Customer Funds.”

When we acquire between a 20% to 50% equity interest in another entity, we generally account for that investment under the equity method and record our share of its earnings or losses. During the reporting periods included in this report, we held no investments representing an equity interest between 20% and 50%. Our other investments may include debt or equity securities that may or may not be marketable securities. We discuss these other investments in the section entitled “Cash and Investments, including Derivatives” later in this Note 1 and in Note 2, “Investing Activity.” We review our less-than-20%-owned investments to determine whether we exercise a degree of significant influence over their management that would require the application of the equity method.

All material intercompany transactions have been eliminated from our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Instruments—an amendment of FASB Statement 133 and 140.” The new standard no longer requires financial instruments that have embedded derivatives to be bifurcated and accounted for separately. The new standard is effective for all financial instruments acquired or issued for years beginning after September 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Tax Positions.” FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions. The new standard is effective for years beginning after December 15, 2006 and is not expected to have a material effect on the results of our operations or financial position.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment, the capitalization, amortization and impairment testing of software and development costs, the determination of our liability for pensions and postretirement benefits, costs associated with restructuring operations, the determination of fair value and estimated expected life related to stock options granted, and the resolution of tax matters and contingencies. Further discussion on these estimates can be found in related disclosures elsewhere in our Notes.

Changes in Presentation

We have reclassified certain prior year amounts to conform to the current year’s presentation. In the years ended December 31, 2005 and 2004, we reduced cost of revenue and increased selling, general and administration (“SG&A”) expenses by $6.5 and $3.8, respectively, to properly classify expenses to reflect the activities performed. For the periods ended December 31, 2005, 2004, 2003 we increased cash and equivalents and accounts payable by $27.3, $13.6, and $25.3, respectively, to properly reflect book overdrafts with certain financial institutions. This reclassification increased cash provided by operating activities by $13.7 for the year ended December 31, 2005, and decreased the cash provided by operating activities by $11.7 for the period ended December 31, 2004. Also, for the period ended December 31, 2005, we reduced trade and other receivables, net, and deferred revenue by $6.1. These reclassifications had no effect on the previously reported consolidated net earnings or stockholders’ equity.

Cash and Investments, including Derivatives

We classify investments that are readily convertible to cash within three months of purchase as cash equivalents in our consolidated balance sheets and report those amounts at amortized cost (which approximates fair value). We account for our investments in marketable securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments other than marketable securities or derivative instruments under Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” Our investments of customer funds in marketable securities were classified as held-to-maturity, and carried at amortized cost until May 2004, when we reclassified these investments as “available for sale.” Customer funds and other investments in marketable equity or debt securities are classified as available-for-sale and reported in the balance sheet at fair value, with changes in fair value reported in accumulated other comprehensive income as further discussed in Note 2, “Investing Activity.”

We account for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under SFAS 133. Derivatives that do not meet the SFAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the consolidated statement of operations as loss on derivative instruments. In those cases where the derivative meets the SFAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in stockholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. We enter into interest rate and fuel price derivative instruments for the purpose of economically hedging revenue risk and not for speculative activity. Our economic hedging activities may include the use of contracts such as swaps, collars, caps and floors, as economic hedges of variable income from investments of customer funds and corporate cash, in the case of interest rate derivatives, and, in the case of fuel price derivatives, from transportation revenue based on a percentage of the dollar value of the transaction processed. We further discuss derivative instruments in Note 2, “Investing Activity.”

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

Trade and Other Receivables, Net

Trade and other receivables balances are shown on the consolidated balance sheets net of the allowance for doubtful accounts of $13.7 and $13.9 as of December 31, 2006 and 2005, respectively. Amounts recorded on the consolidated balance sheets approximate fair value.

Property, Plant and Equipment

Our property, plant and equipment assets are carried at cost and depreciated for financial statement purposes generally using the straight-line method at rates based on the estimated lives of the assets, which are generally as follows:

Buildings	40 years
Building improvements	5-10 years
Machinery and equipment	3-8 years
Computer equipment	3-6 years

We charge repairs and maintenance to expense as the costs are incurred. We include gains or losses on dispositions in other (income) expense, net when realized. Capitalized interest included in property, plant and equipment costs were not material.

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

Goodwill and Other Intangibles

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to operating units based on the benefits derived from the acquisition. Goodwill is not amortized against earnings but instead goodwill balances are subject to impairment review on at least an annual basis. We perform the assessment of our goodwill balances in the fourth quarter of each year. After consideration of the factors prescribed in SFAS 142, “Goodwill and Other Intangible Assets,” that might indicate a risk of impairment, we found no indication of goodwill impairment at December 31, 2006, 2005 and 2004.

Our other intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. These costs are amortized on a straight-line basis generally over the following periods:

Customer lists and relationships	3-15 years
Technology	3-7 years
Non-compete agreements	2-7 years

We regularly review these recorded amounts and assess their recoverability along with our other long-lived asset groups. Our review considers factors such as whether the amortization of other intangible assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life. We discuss the results of current reviews in Note 9, “Supplementary Data to the Statement of Operations.”

Software and Development Costs

Our software and development efforts are substantially for internal use. Under the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project which it deems probable of completion. Capitalized internal-use software costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. We charge research and development costs and other computer software maintenance costs related to software development to operations as incurred. Capitalized interest included in software and development costs were not material.

We generally amortize software development costs using the straight-line method over a range of three to seven years, but not exceeding the expected life of the software.

We regularly review the carrying value of software and development costs in connection with our impairment analysis of other long-lived assets and recognize a loss when the value of estimated undiscounted net cash flow benefit related to the asset group falls below the unamortized cost, or when abandoned.

Receivables Securitization

We maintain a credit facility under which we sell Comdata receivables to third parties through a consolidated subsidiary of Comdata. The subsidiary is consolidated since Comdata owns 100% of the equity, the subsidiary’s activities are virtually all on Comdata’s behalf, and the substantive risks and rewards of the assets rest directly with Comdata. Additionally, the subsidiary has a unilateral right to reclaim all of the transferred assets. Therefore, we account for the outstanding advances as secured borrowings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and the sold receivables and borrowings remain in our consolidated balance sheets. We further explain our policy and the operation of this facility in Note 6, “Financing.”

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

HRS

Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our payroll processing, tax filing and other human resource services business (“Payroll and Tax Services”), benefits administration services business (“Benefits Services”) and work-life and employee assistance programs business (“LifeWorks”). This revenue is generated by service fees, income from investment of customer funds in lieu of additional fees, software maintenance and subscription fees.

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

Benefit Services.   We provide employee health and welfare benefits administration services to our customers. Employee health and welfare benefits administration services include health insurance portability compliance services related primarily to COBRA (Consolidated Omnibus Budget Reconciliation Act). Health and welfare benefits administration services also encompass benefits provided to active employees, such as (1) annual health plan enrollment, (2) ongoing employee enrollment and eligibility services, (3) tuition refund plans, (4) transportation reimbursement under the Transportation Equity Act, and (5) Internal Revenue Code Section 125 plans (Flexible Spending), which include fully administered and self-administered flexible spending accounts and premium-only plans.

We also provide retirement planning services that include: (1) administration services for benefits provided to retired and inactive employees, which include retiree healthcare, disability, surviving dependent, family leave and severance benefits; and (2) defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order administration.

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

Non-Repetitive Business

We generate revenue from delivery of professional services (i.e. data conversion, implementation and training) and shipment of materials.

Revenue from professional services is non-refundable and is determined either on a time and materials basis or firm fixed fee. If these services or materials are sold on a standalone basis revenue is recognized as the professional services or materials are delivered. When professional services or materials are sold as part of a multiple element arrangement, we allocate revenue first to the fair value of the undelivered element(s) and allocate the residual revenue to the delivered element(s) which revenue is typically recognized over the one to four month implementation and conversion period. In the absence of fair value for an undelivered element(s), the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled, at which time previously deferred revenue is recognized ratably over the remaining contract term of the arrangement.

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

Comdata also provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) ”pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized based on shipping and installation terms. Recurring service revenues for these activities are recognized as earned. Support and maintenance contracts are generally for 12 month periods and are invoiced annually with the revenues recognized on a straight-line basis over the maintenance period. These products and services are all sold separately; accordingly, we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services. Sales of equipment under these arrangements do not include a right of return.

Retail Services

Comdata sells stored value cards and provides subsequent activation, reporting and transaction processing services (“services”) through its wholly owned subsidiary, Comdata Stored Value Solutions, Inc. (referred to in this report as “Comdata SVS”). Customers may also choose to purchase cards alone, without a continuing obligation for services from Comdata SVS. Comdata SVS recognizes revenue for card sales without services upon shipment.

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

Research and Development Expense

We include in research and development expense those costs related to maintaining a technical workforce to the extent that their activities principally involve the following software development activities:

•       conceptual formulation and design of possible product or process alternatives;

•       testing in search for or evaluation of product or process alternatives;

•       modification of the formulation or design of a product or process; and

•       engineering activity required to advance the design of a product to the point that it meets specific functional and economic requirements and is ready for production.

Loss on Derivative Instruments

We include in loss on derivative instruments the change in the fair value of derivative instruments designated as economic hedges, which are derivatives that do not meet the SFAS 133 criteria for hedge accounting treatment. We do not enter into derivative instruments for speculative purposes. The effective portion of changes in the fair value of derivative contracts that meets the SFAS 133 hedge accounting requirements is reported in accumulated other comprehensive income. As of December 31, 2006, we did not have any derivative contracts that meet the SFAS 133 hedge accounting requirements. We discuss our policy on derivative instruments earlier in this Note 1 under the caption “Cash and Investments, including Derivatives.”

Other (Income) Expense, net

We include in other (income) expense, net the results of transactions that are not appropriately classified in another category and that generally are not recurring. Those transactions might relate to litigation and contract settlements, currency exchange, asset sales, exit activities, and impairment of asset values (asset write-downs).

Leases

We conduct substantially all of our operations in leased facilities. We recognize rent holidays, including the time period during which we have access to the property for construction of improvements, construction allowances and escalating rent provisions on a straight-line basis over the term of the lease.

Stock-Based Compensation

In December 2004, FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method, under which prior periods are not retroactively restated. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options. The determination of the fair value of the options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, the risk-free interest rate and expected volatility of our stock price in future periods.

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

Additional information related to our stock option plans is detailed in Note 8, “Stock-Based Compensation Plans.”

Income Taxes

We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We record a valuation allowance to reduce our deferred tax assets when it is more likely than not the deferred tax asset will not be realized.

Earnings Per Share

Basic earnings per share represents earnings divided by the weighted average number of our common shares outstanding for the reporting period. Diluted earnings per share represents earnings divided by the sum of the weighted average number of our common shares outstanding plus shares derived from other potentially dilutive securities. Our other potentially dilutive securities include “in the money” fixed stock options outstanding. The number of shares added for stock options is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds, the amount of compensation cost attributed to future services and not yet recognized, and related tax benefits to repurchase a portion of these shares at the average market price for the period. The option shares excluded from the calculation of our other potentially dilutive securities (because the exercise price exceeded the average market price for the year) were 1,601,221, 5,665,289 and 6,455,760 at December 31, 2006, 2005 and 2004, respectively.

Translation of Foreign Currencies

We have determined that local currencies serve as functional currencies for our international operations. We translate foreign currency balance sheets at the end-of-period exchange rates and foreign currency statements of operations at the weighted average exchange rates for each period. We report the effect of changes in the U.S. dollar carrying values of assets and liabilities of our international operations that are due to changes in exchange rates between the U.S. dollar and their functional currency as “foreign currency translation” in “accumulated other comprehensive income” in the accompanying consolidated statements of stockholders’ equity and comprehensive income. Gains and losses from transactions and translation of assets and liabilities denominated in currencies other than the functional currency of the international operation are recorded in results of operations as “other (income) expense, net.”

2.   INVESTING ACTIVITY

Derivative Instruments

Interest Rate Contracts

We have in the past maintained interest rate derivative instruments for the purpose of mitigating interest rate risk on investments of client funds; however, at December 31 2006 and at December 31, 2005, we held no such instruments. On February 4, 2005, we disposed of interest rate derivative instruments for cash proceeds of $21.0 which represented the fair market value of the contracts on the disposal date. From December 31, 2004 to the disposal date, we received $3.5 in cash for settlements on these derivative instruments. The $2.3 difference between the December 31, 2004 carrying value of $26.8 and the $24.5 total cash received was recorded as a loss on interest rate derivative instruments in the first quarter of 2005. No interest rate derivative instruments have been entered into since that time.

Fuel Price Contracts

The revenue and net income of Comdata’s transportation business is exposed to variability based on changes in fuel (both diesel fuel and gasoline) prices. For a portion of its transportation customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue. Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $2.0, absent the effect of any diesel fuel price derivative contracts. In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.5, absent the effect of any gasoline price derivative contracts.

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative contracts that convert the floating price of fuel used in revenue calculations to a fixed price. For 2006 and 2005, we covered our diesel fuel price risk for the full year with diesel fuel price derivative instruments. In 2004, we partially covered our diesel fuel price risk for the full year with diesel fuel price derivative instruments. The activity related to diesel fuel price derivative instruments for the each of the three years ended December 31 was as follows:

	Years Ended December 31,
	2006	2005	2004
Payments to counterparties	$2.9	$8.2	$2.2
Unrealized (gain) loss	(0.2)	1.1	(0.8)
Loss on derivative instruments	$2.7	$9.3	$1.4

Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $0.1 at December 31, 2006, and an asset of $0.5 and a liability of $0.8 recorded in other noncurrent liabilities at December 31, 2005.

Investments and Acquisitions of Businesses

At December 31, 2006 and 2005, we held the following publicly-held investments that were accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” as “available for sale,” and privately-held investments that were accounted for on a cost basis:

		December 31, 2006			December 31, 2005
Investment	Holding	Amount		% Owned	Amount	% Owned
The Ultimate Software Group, Inc.	Public	$5.1		under 5%	$6.5	under 5%
Priority Transportation.	Private	2.5		under 5%	2.5	under 5%
iSarla, Inc.	Private	1.6		15.6%	1.6	19.9%
ProfitPoint, Inc.	Private	1.5		17.5%	1.5	17.5%
SASH Management, LLC	Private	—	(1)	—	0.6	19.9%
Revelation Technologies, Inc.	Private	—		7.4%	—	7.4%
Reach Financial, LLC.	Private	—		15.0%	—	15.0%
Other	Private	0.2			0.2
Total Investments		$10.9			$12.9

(1)    Acquired remaining 80.1% equity interest in SASH Management, LLC during 2006.

Publicly held investments

At December 31, 2006, we held 220,922 shares of The Ultimate Software Group, Inc. (“Ultimate”) common stock. During 2006, we sold 120,000 shares of Ultimate common stock for proceeds of $2.7 and a net gain of $2.3. During 2005, we sold 290,789 shares of Ultimate common stock for proceeds of $4.8 and a net gain of $3.6. During December 2005, we paid $0.3 to exercise 75,000 warrants of Ultimate common stock. Also during December 2005, we sold all the remaining 199,311 shares of U.S.I Holdings Corporation (“USIH”) common stock for proceeds of $2.7 and a net gain of $0.7. Gains and losses on sales of marketable securities are reported in other (income) expense, net in our consolidated statements of operations.

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

The Ultimate securities are treated as “available for sale” securities. The carrying value of these securities has been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income. The cost and fair values of securities available for sale at December 31, 2006 and 2005 were as follows:

	Cost	Gross Unrealized Gains	Fair Value
At December 31, 2006
Ultimate	$0.9	$4.2	$5.1
At December 31, 2005
Ultimate	$1.4	$5.1	$6.5

Acquisitions and divestures of businesses

In 2006, we acquired two businesses, one in our HRS segment and one in our Comdata segment, for a total purchase price of $33.2, net of cash received. Combined, the acquisitions have additional purchase price obligations of up to $7.0 depending on the performance of the businesses. We preliminarily allocated costs to goodwill of $16.1, intangible assets of $19.2, and net liabilities of $2.1 in relation to these acquisitions. In addition, we acquired the remaining 80.1% equity interest in SASH Management, LLC (“SASH”), a mid-market provider of gift certificates and gift cards, for $5.8 and preliminarily allocated costs to goodwill of $2.9, other intangible assets of $3.2, net assets of $0.3 and eliminated a pre-existing minority interest in SASH of $0.6.

In 2005, we acquired a business in our Comdata segment for $8.2 and recorded goodwill of $5.1, other intangible assets of $3.4 and net liabilities of $0.3. During 2005, we also paid out $1.8 in payments related to agreements on prior acquisitions.

Pro forma financial information relating to these acquisitions has not been presented because the impact was not material. The results of operations for the acquired businesses have been included in our consolidated reports of operations since the date of respective acquisition.

We divested a portion of a business, including $4.9 of allocated goodwill, in 2006 for a sales price of $11.1 and a subsequent payment to us to be determined one year after the closing date based on a percentage of revenue received by the buyer. We recognized a gain on the sale of the business of $5.8. Assuming retention of all transferred customers by the buyer, the subsequent payment to us would be approximately $4.9. We are not required to classify the results of operations of the divested business as a discontinued operation as it did not meet the criteria to qualify as a discontinued operation.

3.   CUSTOMER FUNDS

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

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $132.0, $105.5 and $75.6 for the years ended December 31, 2006, 2005 and 2004, respectively. Investment income includes realized gains and losses from sales of customer funds investments. We further discuss our accounting for this investment income in the section entitled “Revenue Recognition” of Note 1, “Accounting Policies.”

The amortized cost and fair values of investments of customer funds available for sale at December 31, 2006 and 2005 were as follows:

	Amortized	Gross Unrealized
Investments of Customer Funds at December 31, 2006	Cost	Gain	Loss	Fair Value
Money market securities and other cash equivalents	$2,929.0	$—	$—	$2,929.0
Available for sale investments:
U.S. government and agency securities	937.7	0.6	(12.4)	925.9
Canadian and provincial government securities	374.4	8.8	(0.2)	383.0
Corporate debt securities	258.0	1.2	(1.6)	257.6
Asset-backed securities	62.9	0.2	(0.1)	63.0
Mortgage-backed and other securities	29.5	0.1	(0.1)	29.5
Total available for sale investments	1,662.5	10.9	(14.4)	1,659.0
Invested customer funds	4,591.5	$10.9	$(14.4)	4,588.0
Trust receivables	5.4			5.4
Total customer funds	$4,596.9			$4,593.4

	Amortized	Gross Unrealized
Investments of Customer Funds at December 31, 2005	Cost	Gain	Loss	Fair Value
Money market securities and other cash equivalents	$2,705.1	$—	$—	$2,705.1
Available for sale investments:
U.S. government and agency securities	905.9	1.4	(11.9)	895.4
Canadian and provincial government securities	381.2	9.6	(0.2)	390.6
Corporate debt securities	248.0	1.2	(2.1)	247.1
Asset-backed securities	63.1	0.6	(0.2)	63.5
Mortgage-backed and other securities	29.8	0.1	(0.2)	29.7
Total available for sale investments	1,628.0	12.9	(14.6)	1,626.3
Invested customer funds	4,333.1	$12.9	$(14.6)	4,331.4
Trust receivables	9.8			9.8
Total customer funds	$4,342.9			$4,341.2

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(0.2)	$64.2	$(12.2)	$752.3	$(12.4)	$816.5
Canadian and provincial government securities	(0.2)	20.8	—	11.3	(0.2)	32.1
Corporate debt securities	(0.1)	34.6	(1.5)	92.2	(1.6)	126.8
Asset-backed securities	—	12.9	(0.1)	1.4	(0.1)	14.3
Mortgage-backed and other securities	—	0.6	(0.1)	13.4	(0.1)	14.0
Total available for sale investments	$(0.5)	$133.1	$(13.9)	$870.6	$(14.4)	$1,003.7

Management does not believe any individual unrealized losses as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
Investments of Customer Funds by Maturity Date	Cost	Fair Value
Due in one year or less	$3,164.0	$3,163.6
Due in one to three years	573.7	567.3
Due in three to five years	471.5	467.2
Due after five years	382.3	389.9
Total	$4,591.5	$4,588.0

Total proceeds and gross realized gains and losses from the sale of investment securities available for sale, including calls of securities resulting in a gain or loss, for each of the three years ended December 31 were:

	2006	2005	2004
Proceeds	$1.7	$130.6	$104.3
Gross gains	$—	$1.7	$3.2
Gross losses	$0.1	$—	$(3.1)

4.   TRADE AND OTHER RECEIVABLES, NET

	December 31,
	2006	2005
Trade receivables from customers	$687.2	$579.4
Interest receivable from invested customer funds	21.4	20.7
Other	6.3	7.8
Total gross receivables	714.9	607.9
Less: reserve for sales adjustments	(9.0)	(8.2)
Less: long-term portion of trade receivables	(0.3)	(0.4)
Less: long-term portion of interest receivable from invested customer funds	(9.7)	(6.8)
Less: allowance for doubtful accounts	(13.7)	(13.9)
Trade and other receivables, net	$682.2	$578.6

A portion of the trade receivables serve as collateral under the Comdata receivables securitization facility discussed in Note 6, “Financing.” The aggregate amount serving as collateral under this facility amounted to $307.1 and $230.2 at December 31, 2006 and 2005, respectively. The long-term portion of trade receivables is included in other noncurrent assets on our consolidated balance sheets. The carrying value of total gross receivables approximates fair value.

The interest earnings on invested customer funds are included in revenue as discussed in Note 3, “Customer Funds.”

	Years Ended December 31,
Allowance for Doubtful Accounts	2006	2005	2004
Balance at beginning of year	$13.9	$13.3	$15.4
Provision for doubtful accounts	5.3	11.2	9.7
Charge-offs, net of recoveries	(5.5)	(10.6)	(11.8)
Balance at end of year	$13.7	$13.9	$13.3

5.   CAPITAL ASSETS

	December 31,
Capital Assets	2006	2005
Property, Plant and Equipment
Land	$2.9	$3.0
Machinery and equipment (accumulated depreciation of $198.1 and $200.8)	253.7	264.8
Buildings and improvements (accumulated depreciation of $45.3 and $44.3)	97.1	98.8
Total property, plant and equipment	353.7	366.6
Accumulated depreciation	(243.4)	(245.1)
Property, plant and equipment, net	$110.3	$121.5
Goodwill, net of amortization
At beginning of year	$936.5	$931.8
Acquisitions in the current period (Note 2)	19.0	5.1
Translation and other adjustments	(2.9)	(0.4)
At end of year	$952.6	$936.5
Tax-deductible goodwill at end of year	$258.1	$274.1
Other Intangible Assets
Customer lists and relationships (accumulated amortization of $41.6 and $34.1)	$72.6	$56.1
Trademarks (accumulated amortization of $1.0 and $0.7)	1.3	0.9
Technology (accumulated amortization of $50.1 and $51.3)	60.4	62.3
Non-compete agreements (accumulated amortization of $9.7 and $7.9)	13.0	10.3
Total other intangible assets	147.3	129.6
Accumulated amortization	(102.4)	(94.0)
Other intangible assets, net	$44.9	$35.6
Software and Development Costs
Purchased software (accumulated amortization of $57.4 and $47.2)	$76.1	$69.3
Internally development software costs (accumulated amortization of $75.6 and $60.1)	118.0	109.8
Total software and development costs	194.1	179.1
Accumulated amortization	(133.0)	(107.3)
Software and development costs, net	$61.1	$71.8

	Years Ended December 31,
Depreciation and Amortization	2006	2005	2004
Depreciation of property, plant and equipment	$41.1	$41.4	$42.3
Amortization of other intangible assets	13.8	15.2	56.9
Amortization of software and development costs	32.0	28.7	25.5
Total	$86.9	$85.3	$124.7

The weighted average remaining useful life of the other intangible assets is two years (three years for customer lists and relationships, less than one year for trademarks, two years for technology and one year for non-compete agreements). We estimate that amortization of other intangible assets held at December 31, 2006 will be $14.2 for 2007, $10.4 for 2008, $8.8 for 2009, $5.2 for 2010, and $3.7 for 2011.

6.   FINANCING

Debt and Capital Lease Obligations

The table below presents our debt and capital lease obligations, followed by a discussion of each of these obligations.

	December 31,
Debt and Capital Lease Obligations	2006	2005
Ceridian revolving credit facility	$11.6	$40.6
Comdata receivable securitization facility	82.0	55.0
Ceridian U.K. overdraft facility	—	—
Total revolving credit facilities and overdrafts	93.6	95.6
Capital lease obligations	6.9	10.9
Total debt and capital lease obligations	100.5	106.5
Less short-term debt and current portions of long-term debt and capital lease obligations	16.6	25.5
Long-term obligations, less current portions	$83.9	$81.0

Revolving Credit Facility

On November 18, 2005, we entered into a five-year, $250.0 revolving credit agreement (“2005 Ceridian Revolving Credit Facility”) and terminated the existing revolving credit agreement dated January 31, 2001. The 2005 Ceridian Revolving Credit Facility provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors, up to $400.0) for a combination of advances and letters of credit until November 18, 2010. This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 57.5 basis points (4.86% at December 31, 2006). Advances under the 2005 Ceridian Revolving Credit Facility are unsecured. The terms of the 2005 Ceridian Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Ceridian Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. There is no requirement under the terms of the 2005 Ceridian Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowing under the Canadian subfacility as of December 31, 2006 was $11.6. We have classified the entire $11.6 in current based on management’s intent to repay this amount during 2007. The carrying amount approximates fair value. As of December 31, 2006, we utilized $3.2 of the 2005 Ceridian Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $235.2, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2002, Comdata entered into a $150.0 receivables securitization facility with a three-year term involving certain of its trade receivables (the “Receivables”). In June 2006, this facility was amended to extend the facility termination date to June 14, 2009 and the liquidity termination date to June 14, 2007. The facility is subject to financial covenants similar to those included in the 2005 Ceridian Revolving Credit Facility and consists of two steps.

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

CFC may increase or decrease its use of the securitization facility up to four times a month provided sufficient qualified Receivables exist to support the Purchasers’ investment under the second step. CFC is obligated to pay interest on the invested amount outstanding either at the Conduit’s pooled A-1/P-1 commercial paper rate (which was 5.35% at December 31, 2006), or, in the event the Conduit is unable to issue commercial paper, at CFC’s choice of the prime rate or LIBOR plus 1.5% per annum. In addition, CFC must pay a monthly program fee of 0.20% per annum on the average invested amount outstanding during the preceding month and a monthly facility fee equal to 0.20% per annum on 102% of the average facility size (whether used or unused) during the preceding month. Both of these fees are included in interest expense.

The amount outstanding under this facility at December 31, 2006 and 2005 is $82.0 and $55.0, respectively. The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $307.1 and $230.2 at December 31, 2006 and 2005, respectively. The amount outstanding is accounted for as long-term debt and the Receivables remain on our consolidated balance sheet, even though the Receivables are not available to satisfy claims of creditors of any of the companies other than CFC.

Other Debt Financing

At December 31, 2006 and 2005, Ceridian U.K. maintained two overdraft facilities totaling £7.5 million. There were no amounts outstanding as of December 31, 2006 and December 31, 2005. The £6.5 million overdraft facility expires in February 2007. The £1.0 million overdraft facility expires in September 2007. Our prior practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at December 31, 2006 and 2005 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank. The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.3) and CDN $4.1 million ($3.5) at December 31, 2006 and December 31, 2005.

Capital Lease Obligations

Our capital lease obligations are $6.9 at December 31, 2006 . The remaining payments include $5.0 in 2007 and $1.9 in 2008.

Equity Activities

On July 27, 2005, our Board of Directors authorized us to repurchase up to 20,000,000 additional shares of our common stock. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. During 2006, we repurchased 13,046,500 shares of our common stock for $316.7 on the open market at an average net price of $24.27 per share. We also repurchased 10,736,450 shares of our common stock during 2005 for $222.3 on the open market at an average net price of $20.71. The total remaining authorization under the repurchase program was 2,567,550 shares as of December 31, 2006. The repurchase program has no set expiration or termination date. We generally use our treasury stock to address our obligations under our stock compensation plans.

7.   RETIREMENT PLANS

We maintain defined benefit pension plans covering certain of our current and former U.S. and U.K. employees, as well as other postretirement benefit plans for U.S. retired employees that include heath care and life insurance benefits.

We have adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” at December 31, 2006. This statement requires employers to recognize the overfunded or underfunded status of each defined benefit pension and other postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. Below is the incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheet.

	Twelve Months Ended December 31, 2006
	Before Application of Statement 158	Adjustments	After Application of Statement 158
Prepaid Pension Asset	$284.5	$(284.5)	$—
Pension Liabilities	(38.3)	(8.5)	(46.8)
Other Postretirement Liabilities	(47.2)	(7.6)	(54.8)
Deferred Income Taxes	8.8	103.9	112.8
Accumulated other comprehensive income	$17.8	$196.6	$214.4

The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost during 2007 is a net loss of $18.0, comprised of $17.8 in the pension plans and $0.2 in the other postretirement benefit plans.

Pension Benefits

We provide retirement income benefits to our employees through a combination of defined benefit and defined contribution plans. Our largest defined benefit pension plan (the “U.S. defined benefit plan”) is a contributory (salary reduction) defined benefit plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. Assets of this plan are held in an irrevocable trust, do not include any Ceridian securities and consist principally of equity securities, U.S. government securities and other fixed income obligations. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees are required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 95% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of an independent consulting actuary. We also sponsor a nonqualified supplemental defined benefit plan (the “nonqualified defined benefit plan”), which is unfunded and provides benefits to selected U.S. employees in addition to the U.S. defined benefit plan. We expect to make contributions to the nonqualified defined benefit plan amounting to $7.0 during 2007.

The investment policy for our U.S. defined benefit plan specifies the objective is to earn the highest possible total returns consistent with the preservation of capital and anticipated liquidity requirements while minimizing the volatility of returns. Target asset allocation ranges specified in the policy are designed to achieve policy objectives and are based upon actuarial and capital market studies performed by experienced outside consultants. On a regular basis we rebalance assets to maintain asset allocations within policy ranges. Within asset categories we use a range of passive and active investment management styles to achieve our U.S. defined benefit plan’s investment objectives and hire outside managers to manage all assets. The U.S. defined benefit plan currently has no allocation to real estate, derivative instruments, or other alternative investment strategies; however a small amount of real estate and venture capital investments from prior investments is shown in “Cash and Other Assets.” Certain asset managers may use futures contracts within limitations to achieve objectives under their assigned investment mandate. Investment of the U.S. defined benefit plan assets in securities of ours is prohibited by the investment policy.

On May 31, 2006, we made an employer contribution of $75.0 to our U.S. defined benefit plan from our existing cash balance, resulting in a remeasurement of the plan assets, liabilities and projected pension expenses under SFAS 87, “Employers’ Accounting for Pensions,” as of that date. The discount rate used to value the assets and liabilities increased from 5.5% to 6.25%. The effect of this remeasurement resulted in a reduction of our net periodic pension cost for this plan by $6.4 in 2006, or $0.04 per diluted share. In addition, accumulated other comprehensive loss was reduced by $50.0 as a result of the cash contribution. We made no contribution in 2005 and 2004 to the U.S. defined benefit plan.

In the fourth quarter of 2004, we changed our measurement date for our U.S. defined benefit plan and nonqualified benefit plan from September 30 to December 31. We determined the effect of this change with the assistance of our independent consulting actuary, which resulted in a reduction of net periodic pension cost of $4.9 as shown in a table later in this discussion.

We provide a pension plan for our employees in the United Kingdom (the “U.K. Plan”). The U.K. Plan contains both defined benefit and defined contribution elements. The assets held by the U.K. Plan on behalf of its defined benefit participants amounted to £22.8 million ($44.6), at December 31, 2006 and consisted primarily of equity securities (85%) and debt securities (15%). We expect to make contributions to this plan amounting to £1.2 million ($2.4) during 2007. The investment policy for the U.K. Plan is to have sufficient monies at all times to meet its obligations as and when they occur in the future. Effective in

October 2003, the U.K. Plan was amended to freeze the defined benefit element and enhance the defined contribution element of the plan.

We account for our defined benefit plans (the U.S. defined benefit plan, nonqualified defined benefit plan and U.K. plan collectively referred to as our “defined benefit plans”) using actuarial models required by present accounting rules under SFAS 87, “Employers’ Accounting for Pensions.” This model uses an attribution approach that generally spreads the effect of individual events over the service lives of the employees in such plans. These events include plan amendments and changes in actuarial assumptions such as the expected long-term rate of return on plan assets, discount rate related to the benefit obligation, rate of active participants’ compensation increases and mortality rates. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions are earned in, and should follow, the same pattern.

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

The discount rate assumption used for pension plan accounting is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. Beginning in 2005, we added additional sources that we analyzed to determine the discount rate used for determining the present value of future pension obligations. We employed a process that analyzed three independently prepared yield curves, taking into consideration the timing of the estimated defined benefit payments in arriving at a discount rate. A 25 basis point decrease in the discount rate would result in a $0.4 annual increase in pension expense. We determine the assumed rate of compensation increase based upon our long-term plans for such increases.

In the table below we present the allocation of assets held for the U.S. defined benefit plan, which is by far the largest of our defined benefit plans, as of the measurement date.

	December 31,		December 31,
	2006		2005		Target %
Domestic Equity	$301.7	49.5%	$263.4	51.5%	50% +/-8%
Domestic Fixed Income	206.8	33.9%	169.4	33.1%	35% +/-5%
International Equity	101.0	16.6%	78.4	15.4%	15% +/-4%
Total Invested Assets	609.5	100.0%	511.2	100.0%	100%
Cash and Other Assets	5.9		5.2
Total Assets	$615.4		$516.4

The funded status of our defined benefit plans represents the difference between the projected benefit obligation and the plans’ assets at fair value. The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $46.8 and $193.8 at December 31, 2006 and 2005, respectively. Under SFAS 158, we are required to record that unfunded status as a liability in our statement of financial position and recognize the change in that funded status in comprehensive income (net of deferred income taxes) for 2006 prospectively.

In 2005, the amount included in other comprehensive income arising from the change in the additional minimum pension liability is presented in the accompanying consolidated statements of stockholders’ equity and comprehensive income. At December 31, 2005 our prepaid pension cost asset represented $8.9 held in benefit protection trusts for certain nonqualified plan participants and an intangible pension asset of $0.2.

The projected future pension defined benefit plan payments for our defined benefit plans in each of the next five years and the five-year period following are included in the table below.

Benefits Expected to be Paid in Future Years as of December 31, 2006

Years Ended December 31
2007	2008	2009	2010	2011	2012-2016
$50.7	$46.6	$47.2	$47.7	$48.1	$257.0

The accompanying tables reflect the combined funded status and net periodic pension cost (credit) and blended supporting assumptions for the defined benefit elements of our defined benefit plans.

Funded Status of Defined Benefit	December 31,
Retirement Plans at Measurement Date	2006	2005
Change in Projected Benefit Obligation During the Period
Projected benefit obligation at beginning of period	$744.1	$750.8
Service cost	3.3	4.1
Interest cost	41.5	40.9
Currency translation	6.9	(5.4)
Actuarial (gain) loss	(33.0)	13.5
Benefits paid and plan expenses	(56.0)	(59.8)
Projected benefit obligation at end of period	$706.8	$744.1
Change in Fair Value of Plan Assets During the Period
Plan assets at fair value at beginning of period	$550.3	$569.1
Actual return on plan assets	81.2	37.2
Currency translation	4.9	(3.5)
Employer contributions	79.6	7.3
Benefits paid and plan expenses	(56.0)	(59.8)
Plan assets at fair value at end of period	$660.0	$550.3
Funded status of plan	$(46.8)	$(193.8)
Amounts recognized in Statement of Financial Position
Prepaid and intangible pension asset	$—	$1.5
Current Liability	(7.0)	—
Noncurrent liability	(39.8)	(168.8)
Deferred income tax	110.0	128.6
Amounts recognized in Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax	$209.6	$241.2

	Years Ended December 31,
Assumptions Used in Calculations	2006	2005	2004
Discount rate used to determine net benefit cost (credit)	5.76%	5.53%	5.99%
Rate of compensation increase	4.02%	4.00%	4.00%
Expected return on plan assets	8.47%	8.69%	8.70%
Discount rate used to determine benefit obligations	5.54%	5.53%	5.53%

	Years Ended December 31,
Net Periodic Pension Cost (Credit)	2006	2005	2004
Service cost	$3.3	$4.1	$3.6
Interest cost	41.5	40.9	41.8
Expected return on plan assets	(50.8)	(46.7)	(46.6)
Net amortization and deferral	15.5	16.2	15.4
Total before effect of change in measurement date	9.5	14.5	14.2
Effect of change attributable to current year	—	—	(4.0)
Effect of change attributable to prior years	—	—	(0.9)
Total after effect of change in measurement date	$9.5	$14.5	$9.3

The accumulated benefit obligation of our defined benefit plans was $690.3 and $719.1 at December 31, 2006 and 2005, respectively.

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

The accompanying tables present the amounts and changes in the aggregate benefit obligation at the beginning and end of and for each of the last two measurement periods and the components of net periodic postretirement benefit cost for U.S. plans for the last three years. We fund these costs as they become due.

Funded Status of Postretirement	December 31,
Health Care and Life Insurance Plans	2006	2005
Change in Benefit Obligation
At beginning of period	$55.5	$57.4
Service cost	0.1	0.1
Interest cost	2.9	3.0
Participant contributions	2.7	3.2
Actuarial gain	(0.3)	(2.0)
Benefits paid	(6.1)	(6.2)
At end of period	$54.8	$55.5
Change in Plan Assets
At beginning of period	$—	$—
Company contributions	3.4	3.0
Participant contributions	2.7	3.2
Benefits paid	(6.1)	(6.2)
At end of period	$—	$—
Funded Status	$(54.8)	$(55.5)
Amounts recognized in Statement of Financial Position
Current liabilities	$(3.6)	$—
Noncurrent liabilities	(51.2)	(47.2)
Deferred income tax	2.8	—
Amounts recognized in Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income	$4.8	$—

	Years Ended December 31,
Net Periodic Postretirement Benefit Cost	2006	2005	2004
Service cost	$0.1	$0.1	$0.1
Interest cost	2.9	3.0	3.3
Actuarial loss amortization	0.3	0.5	0.3
Net periodic benefit cost	$3.3	$3.6	$3.7

The assumed health care cost trend rate represents the rate at which health care costs are assumed to increase. The assumed health care cost trend rate used in measuring the benefit obligation in 2006 is 9.0% for pre-age 65 retirees and 11.0% for post-age 65 retirees. These rates are assumed to decrease gradually to the ultimate health care cost trend rate of 5.0% in 2016 for both groups. A one percent increase in this rate would increase the benefit obligation at December 31, 2006 by $3.9 and the aggregate service and interest cost for 2006 by $0.2. A one percent decrease in this rate would decrease the benefit obligation at December 31, 2006 by $3.7 and the aggregate service and interest cost for the 2006 measurement period by $0.2. The weighted average discount rates used in determining the net periodic postretirement benefit cost were 5.50%, 5.50% and 6.00% for 2006, 2005 and 2004, respectively. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 5.75% for 2006 and 5.50% in 2005. We used the same discount rate for measuring our postretirement benefit plan obligations as for measuring our obligations under our defined benefit plans. Due to the small size of the participant base, the similarity in characteristics of expected payment obligations to the defined benefit plans’ participant base, and due to very little variability in interest rates over different time periods, using a different discount rate for the postretirement benefits plan would not result in a materially different amount of total benefit obligation.

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are included in the table below.

	Payments	Receipts
2007	$4.0	$0.5
2008	4.1	0.5
2009	4.3	0.5
2010	4.4	0.5
2011	4.5	0.6
2012-2016	22.3	2.7

Defined Contribution Benefits

We sponsor defined contribution plans that provide retirement benefits to substantially all of our employees. Company contributions are based upon the contractual obligations of each respective plan. We recognized expense of $17.3, $15.6 and $15.2 for the years ended December 31, 2006, 2005 and 2004, respectively, with regard to employer contributions to these plans.

8.   STOCK-BASED COMPENSATION PLANS

In December 2004, FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method, under which prior periods are not retroactively restated. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon adoption of SFAS 123R, we recognized a one-time gain in the first quarter of 2006 of $0.4 based on SFAS 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. There was no impact on previously reported interim periods upon the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for our equity grants. Accordingly, no compensation expense was recognized for stock purchase rights granted in connection with the issuance of stock options under our employee stock option plans or employee stock purchase plans; however, compensation expense was recognized in connection with the issuance of restricted stock. The adoption of SFAS 123R primarily resulted in a change in our method of recognizing the fair value of stock-based compensation and estimating forfeitures for all unvested awards. The following table shows the effect of adopting SFAS 123R on selected reported items (referred to in the table as “As Reported”) and what those items would have been under previous guidance under APB 25:

	Year Ended December 31, 2006
	As Reported	Pro Forma Under APB No. 25	Difference
Earnings before income taxes	$259.3	$274.4	$(15.1)
Net earnings	$173.6	$183.7	$(10.1)
Cash flows from operating activities	$161.7	$183.8	$(22.1)
Cash flows from financing activities	$(157.2)	$(179.3)	$22.1
Earnings per share:
Basic	$1.22	$1.29	$(0.07)
Diluted	$1.20	$1.27	$(0.07)

Results of operations for the year ended December 31, 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense.

If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, net income and earnings per share for the year ended December 31, 2005 and 2004 would have been as follows:

	Year Ended December 31,
Pro Forma Effect of Fair Value Accounting	2005	2004
Net earnings as reported	$127.9	$36.9
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.5	1.5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(10.9)	(14.3)
Pro forma net earnings	$118.5	$24.1
Basic earnings per share as reported	$0.87	$0.25
Pro forma basic earnings per share	$0.81	$0.16
Diluted earnings per share as reported	$0.86	$0.24
Pro forma diluted earnings per share	$0.80	$0.16

We maintained stock-based compensation plans for non-employee directors, officers, employees, consultants and independent contractors.

The Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), authorizes the issuance of up to 6,000,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. Eligible participants in the 2004 LTSIP include our employees, officers, consultants, advisors and non-employee directors. Awards may be granted under the 2004 LTSIP until May 11, 2014. As of December 31, 2006, 2,081,676 shares were available for future grants under the 2004 LTSIP.

The Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorizes the issuance of up to 27,000,000 common shares in connection with similar awards. Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors. Awards may be granted under the 2001 LTSIP until November 27, 2010. As of December 31, 2006, 1,483,557 shares were available for future grants under the 2001 LTSIP.

We have also granted non-qualified stock options to employees who were not executive officers or directors pursuant to the Ceridian Corporation 2002 Employee Stock Incentive Plan (“2002 ESIP”). The 2002 ESIP was terminated on May 12, 2004 in connection with the approval by our shareholders of the 2004 LTSIP. All outstanding awards under the 2002 ESIP remained in effect at the time of termination of this plan.

Stock options, restricted stock awards and restricted stock units awarded under the 2004 LTSIP, 2001 LTSIP and 2002 ESIP generally vest either annually on a pro rata basis over a three-year period or on a specific date if certain performance criteria are satisfied. Stock options generally have either a 5-year or 10-year term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. Prior to February 17, 2006, most stock option award agreements under these plans include a “retirement” feature that accelerates future vesting (service) dates to the “retirement date” for recipients who terminate employment and who are age 55 or older and have 10 years of qualified employment service. Subsequent to February 17, 2006, stock option and restricted stock unit award agreements under the 2004 LTSIP contain a “retirement” feature that permits the continued vesting of such awards following a recipients’ retirement for recipients who terminate employment and who are age 55 or older and have 10 years of qualified employment service. Restricted stock awards do not include such a “retirement” feature.

For stock option awards granted prior to January 1, 2006, compensation expense is generally recognized evenly over the requisite service period of each individual vesting increment. As a result, in 2006 we recognized approximately $1.3 of compensation expense attributed to retirement eligible employees who received grants prior to January 1, 2006. For restricted stock awards granted prior to January 1, 2006, compensation expense is generally recognized evenly over the requisite service period, which is usually the entire vesting period of each grant. Subsequent to January 1, 2006, compensation expense for all awards is recognized evenly over the requisite service period, which is usually the entire vesting period of each grant. The fair value of stock options and restricted stock units received by retirement eligible employees is expensed when granted.

The Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (“2001 DPIP”), which expired in May 2005, authorized the issuance of common shares in connection with awards of stock options, restricted stock and deferred restricted stock units to our non-employee directors. All outstanding awards under the 2001 DPIP remained in effect at the time of expiration of this plan. Since the expiration of the 2001 DPIP, equity awards are made to non-employee directors under the 2004 LTSIP.

Prior to January 1, 2006, an annual grant of a non-qualified stock option to purchase 4,000 shares was made to each eligible non-employee director at the time of election or re-election to the Board at our annual stockholders’ meeting, with such grants becoming fully exercisable six months after the date of grant. The exercise price of the options was the fair market value of the underlying stock at the date of grant, and the options expire in ten years. Effective January 1, 2006, the amount of shares underlying this annual grant of non-qualified stock options to non-employee directors was increased to 8,000 shares. Such grants vest annually on a pro rata basis over a three year period after the date of grant. The exercise price of the options will be the fair market value of the underlying stock at the date of grant, and the options will expire in five years.

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

We have reserved 500,000 common shares for issuance under the 2001 Savings-Related Share Option Plan (“2001 SAYE”) for our employees in the United Kingdom. At December 31, 2006, 51,015 shares of common stock remain eligible to be purchased under the 2001 SAYE. No future participation will be permitted in this plan.

We generally use our treasury stock to address our obligations under our stock compensation plans.

The Ceridian Corporation Amended and Restated Employee Stock Purchase Plan (“ESPP”) was terminated on December 15, 2005. The ESPP provided for the issuance of up to 1,600,000 newly issued or treasury common shares to our eligible U.S. employees. The purchase price of the common shares was 85% of the lesser of the fair market value on either the first day or the last day of the applicable three-month offering period. 419,359 common shares remained available under the ESPP at the time of termination.

A summary of information with respect to stock-based compensation is as follows:

	For Year Ended December 31,
	2006	2005	2004
Stock-based compensation costs included in:
Cost of revenue	$4.1	$—	$—
Selling, general and administrative	16.5	2.5	2.4
Research and development	0.4	—	—
Total stock-based compensation costs	21.0	2.5	2.4
Amounts capitalized	—	—	—
Amounts charged against income, before income tax benefit	21.0	2.5	2.4
Income tax benefit related to stock-based compensation included in net earnings	7.2	1.0	0.9
Net compensation expense included in net earnings	$13.8	$1.5	$1.5

Stock option activity in the year ended December 31, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	16,572,506	$17.92
Granted	2,109,949	$25.34
Exercised	(8,724,312)	$17.29
Forfeited or expired	(582,119)	$20.41
Options outstanding at December 31, 2006	9,376,024	$20.03	2.70	$74.6
Options exercisable at December 31, 2006	5,177,751	$18.43	1.99	$49.4

Other information pertaining to options was as follows:

	For Year Ended December 31,
	2006	2005	2004
Total intrinsic value of stock options exercised	$66.3	$35.5	$19.4
Weighted average grant date fair value per share of stock options granted	$8.45	$6.01	$6.83
Cash received from the exercise of stock options	$150.8	$88.3	$47.0
Tax benefit related to the exercise of stock options	$22.1	$11.7	$6.1

At December 31, 2006, there was $12.1 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.92 years.

The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For Year Ended December 31,
	2006	2005	2004
Expected life in years	4.23	3.90	3.90
Expected volatility	32.8%	35.4%	38.7%
Expected dividend rate	—	—	—
Risk-free interest rate	4.4%	4.1%	2.6%

For the year ended December 31, 2006, we used a projected expected life for each award granted based on historical experience of our employees’ exercise behavior. We stratify our employee population based upon distinctive exercise behavior patterns. Expected volatility is based on historical daily volatility levels of our common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues.

Restricted stock unit activity in the year ended December 31, 2006 was as follows:

	Number of Restricted Stock Units	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Units outstanding at January 1, 2006	3,747
Granted	391,570
Converted	(716)
Forfeited	(26,110)
Units outstanding at December 31, 2006	368,491	1.20	$10.3
Undelivered vested units at December 31, 2006	3,171

The intrinsic value of the converted restricted stock units during the twelve months ended December 31, 2006 was less than $0.1. There were no restricted stock units converted during the twelve months ended December 31, 2005 and 2004. As of December 31, 2006, there was $5.3 of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.19 years.

Restricted stock award activity in the twelve months ended December 31, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2006	308,416	$18.46
Granted	196,519	$23.84
Vested	(144,051)	$18.04
Forfeited	(61,620)	$18.96
Nonvested balance as of December 31, 2006	299,264	$22.09

The fair value of restricted stock vested during the twelve months ended December 31, 2006, 2005 and 2004 was $2.6, $2.2 and $1.2, respectively. As of December 31, 2006, there was $4.9 of total restricted stock award compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.96 years.

9.   SUPPLEMENTARY DATA TO STATEMENTS OF OPERATIONS

	Years Ended December 31,
Other (Income) Expense, net	2006	2005	2004
Asset write-downs	$0.3	$9.1	$3.6
Foreign currency translation (income) expense	(0.9)	0.2	(0.8)
Gain on sale of assets	(6.9)	(0.5)	(0.6)
Gain on sale of marketable securities	(2.3)	(4.3)	(4.5)
SourceWeb exit costs, net of recoveries	—	—	28.5
Other (income) expense	(0.7)	—	0.3
Total	$(10.5)	$4.5	$26.5

Asset write-downs

During 2006, we had asset write-downs of $0.3 for software, all of which was due to abandonment of the software project. During 2005, we had asset write-downs of $9.1, of which $7.8 was due to abandonment of software projects. During 2004, we had asset write-downs of $3.6, of which $3.2 was due to abandonment of software projects.

Gain on sale of assets and marketable securities

During 2006, the gain on asset sale primarily relates to a $5.8 gain on the sale of a major portion of the RPS business and $1.1 related to the sale of other assets. The gain on marketable securities in 2006 is due to sales of Ultimate stock. The gain of sale of marketable securities in 2005 is the result of Ultimate and USIH stock sales of $3.6 and $0.7 respectively.

SourceWeb exit costs, net of recoveries

SourceWeb was a payroll platform within the Payroll and Tax Services business of our HRS segment. On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to the buyer for $4.0 pursuant to the terms and conditions of an Asset Purchase Agreement. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $9.1 pre-tax impairment charge on assets associated with this platform representing the excess of net book value of the SourceWeb Assets over sale proceeds. The impaired assets primarily consisted of a purchased software license from Ultimate and capitalized software development costs. In addition to this asset impairment, we also recorded a $19.4 pre-tax loss on disposal which comprised the fair value of the future minimum royalty obligations to Ultimate of $19.2 and $0.2 of employee severance costs.

10.   INCOME TAXES

In 2006, the expiration of the statute of limitations on an international tax contingency and a Canadian tax rate reduction resulted in a reduction in our income tax expense of $8.6 and $2.8, respectively. We consider our tax accruals adequate to cover any U.S. and international tax deficiencies not recoverable through deductions in future years.

During 2005, we favorably settled a significant tax issue that resulted in a $13.0 reduction in tax expense. We also repatriated $130.3 of earnings from Ceridian Canada pursuant to the American Jobs Creation Act of 2004 resulting in an additional tax expense of $5.2. In addition, a former affiliate settled an audit that resolved our potential obligations from a previous spin-off transaction reducing our tax expense by $5.9. Finally, the expiration of the statue of limitations and other adjustments to our tax contingency liabilities resulted in a $6.2 reduction in our tax expense.

The income tax expense for 2004 was lower primarily due to lower earnings. We also provided additional tax expense of $12.3 for an audit adjustment related to international earnings. We reduced tax expense by $16.3 related to tax settlements and $7.0 related to a valuation allowance realization.

	Years Ended December 31,
Components of Earnings and Taxes from Operations	2006	2005	2004
Earnings Before Income Taxes
U.S.	$215.4	$141.2	$9.1
International	43.9	32.6	32.1
Total	$259.3	$173.8	$41.2
Income Tax Provision
Current
U.S.	$38.8	$39.4	$25.9
State and local	5.6	2.4	(10.8)
International	16.0	15.5	9.0
	60.4	57.3	24.1
Deferred
U.S.	28.9	(10.9)	(21.9)
State and local	(0.1)	(0.9)	(1.9)
International	(3.5)	0.4	4.0
	25.3	(11.4)	(19.8)
Total	$85.7	$45.9	$4.3

	Years Ended December 31,
Effective Rate Reconciliation	2006	2005	2004
U.S. statutory rate	35%	35%	35%
Income tax provision at U.S. statutory rate	$90.8	$60.8	$14.4
Tax on international earnings	0.0	(13.0)	12.3
Tax settlements	(2.0)	(6.2)	(16.3)
Tax on international statute expiration	(8.6)	—	—
Tax sharing agreement settlements	0.0	(5.9)	—
Valuation allowance change	(0.6)	0.6	(7.0)
Meals and entertainment	0.9	1.0	1.0
State income taxes, net of federal benefit and valuation allowance	5.1	3.5	1.0
Foreign earnings repatriation	0.0	5.2	—
Other	0.1	(0.1)	(1.1)
Income tax provision	$85.7	$45.9	$4.3

Tax Effect of Items That Comprise a Significant Portion of the	December 31,
Net Deferred Tax Asset and Deferred Tax Liability	2006	2005
Deferred Tax Asset
Employment related accruals	$53.6	$93.1
Accrued liabilities	18.6	16.6
Net operating loss carryforwards	26.9	23.9
Total gross deferred tax asset	99.1	133.6
Valuation allowance	(22.7)	(19.4)
Total deferred tax asset	76.4	114.2
Deferred Tax Liability
Intangibles	(47.0)	(51.9)
Other	(27.3)	(19.0)
Total deferred tax liability	(74.3)	(70.9)
Net deferred tax asset	$2.1	$43.3

Net Deferred Tax by Geography
United States	$23.5	$68.1
International	(21.4)	(24.8)
Total	$2.1	$43.3

At December 31, 2006, we had total net operating loss carryforwards of approximately $306.4. Amounts available to reduce future taxable income include $7.7 of U.S. federal net operating loss carryforwards, $290.5 of U.S. state net operating loss carryforwards, and $8.1 of international net operating loss carryforwards. If unused, these carryforwards will expire between 2007 and 2026.

We have recorded valuation allowances related to certain state and international net operating losses because it is considered more likely than not that these benefits will not be realized. At December 31, 2006, the valuation allowance relating to state tax operating loss carryforwards was approximately $21.7 and the allowance related to international operating loss carryforwards was approximately $1.0. We believe that the remainder of our deferred tax asset is realizable.

We consider earnings from international subsidiaries to be indefinitely reinvested and accordingly, we do not provide U.S. income taxes or withholding taxes on these earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes and foreign withholding taxes payable offset by applicable foreign tax credits. At December 31, 2006, the unrecognized deferred U.S. income tax liability is approximately $13.6.

11.          COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate. As of December 31, 2006 the remaining liability was $8.1. Future payments of principal and interest under this obligation will amount to $6.6 in 2007 and $1.7 in 2008.

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

Our rental expense and sublease income for each of the three years ended December 31, 2006 appear in the following table:

	Years Ended December 31,
Rental Expense	2006	2005	2004
Rental expense	$51.4	$53.0	$54.2
Sublease rental income	(0.2)	(0.2)	(0.6)
Net rental expense	$51.2	$52.8	$53.6

Our future minimum noncancelable lease payments on existing operating leases at December 31, 2006, which have an initial term of more than one year, are presented in the following table:

Future Minimum Lease Payments
2007	$43.1
2008	38.7
2009	31.9
2010	25.3
2011	18.4
Thereafter	$59.6

12.          LEGAL MATTERS

We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

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

Securities Class Action

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in United States District Court, District of Minnesota. Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE. This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian Corporation and certain of our former executive officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks. Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006. We have made a motion to dismiss the amended consolidated class action.

We believe these claims are without merit and we intend to vigorously defend our position in this action. We cannot estimate the possible loss or range of loss from this matter.

Derivative Action

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints have been consolidated into a single lawsuit. The consolidated lawsuit alleges that our Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The consolidated lawsuit, which is currently stayed, relies on the same factual allegations as the purported class action shareholder lawsuit described above.

We intend to appropriately defend our position in this action. We cannot estimate the possible loss or range of loss from this matter.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we are responding to a document request from the Securities and Exchange Commission,

and that we have been advised that the SEC has issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors. We kept the SEC advised on a regular basis of the Audit Committee’s investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request has broadened the areas of inquiry to include, among other things, our restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and our accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above. The subpoena is consistent with investigations of this type and was anticipated. On January 8, 2007, we received a second subpoena seeking additional documents relating to the areas of inquiry identified above. We continue to fully cooperate with the SEC.

Other Matters

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit against Ceridian Corporation and Comdata. The lawsuit alleges we infringed on certain of their patents. Katz seeks unspecified damages, trebling of the damages based on alleged willful infringement, attorney’s fees and injunctive relief. We have evaluated the claims made by Katz, plan to initiate settlement discussions and we believe we have appropriately reserved for this lawsuit.

13.          SEGMENT DATA

We operate in the information services industry principally in the U.S., Canada and United Kingdom, and provide products and services primarily to the human resource, transportation and retail services markets. Our businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related products, software applications and services. Our technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue. Our HRS and Comdata business segments are distinguished primarily by reference to the markets served and the nature of the services provided. Selected business segment information is provided in an accompanying table.

HRS offers a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. These activities are conducted primarily in the U.S. and, to a lesser extent, through subsidiaries located in Canada and the United Kingdom.

Comdata provides transaction processing and decision support services to the transportation industry, including assistance in obtaining regulatory permits and other services, in its markets. Comdata also sells stored value cards and provides card-based services primarily to retailers (“Retail Services”) in the form of gift cards, credits for product returns and retail promotions.

Further information about our business segments is presented in the section of Note 1, “Accounting Policies” entitled “Revenue Recognition.”

The “Other” reporting element includes the unallocated amounts related to our corporate center operations. The assets of corporate center operations include cash and equivalents as well as deferred income tax and pension-related assets and liabilities. Expenses incurred by corporate center operations are charged or allocated to the business segments.

We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments. Revenue from sales between business segments is not material and is eliminated upon consolidation.

Business Segments	HRS	Comdata	Other	Total
Year Ended December 31, 2006
Revenue	$1,099.8	$465.3	$—	$1,565.1
EBIT	98.2	153.6	—	251.8
Total assets before customer funds	1,240.4	932.2	168.4	2,341.0
Customer funds	4,570.9	22.5	—	4,593.4
Total assets at December 31	5,811.3	954.7	168.4	6,934.4
Depreciation and amortization	68.1	17.8	1.0	86.9
Expended for property, plant and equipment	21.3	8.8	0.2	30.3
Expended for software and development costs	$15.8	$6.0	$0.9	$22.7
Year Ended December 31, 2005
Revenue	$1,050.1	$408.9	$—	$1,459.0
EBIT	44.6	126.9	—	171.5
Total assets before customer funds	1,253.9	795.9	262.4	2,312.2
Customer funds	4,322.2	19.0	—	4,341.2
Total assets at December 31	5,576.1	814.9	262.4	6,653.4
Depreciation and amortization	68.6	15.8	0.9	85.3
Expended for property, plant and equipment	23.5	7.3	0.6	31.4
Expended for software and development costs	$27.9	$4.9	$0.0	$32.8
Year Ended December 31, 2004
Revenue	$964.4	$356.0	$—	$1,320.4
EBIT	(72.6)	115.6	—	43.0
Total assets before customer funds	1,343.6	658.7	127.3	2,129.6
Customer funds	4,079.6	16.4	—	4,096.0
Total assets at December 31	5,423.2	675.1	127.3	6,225.6
Depreciation and amortization	110.5	13.3	0.9	124.7
Expended for property, plant and equipment	25.6	7.0	0.3	32.9
Expended for software and development costs	$30.5	$2.4	$—	$32.9

	December 31,
Goodwill, net of amortization	2006	2005
HRS
At beginning of year	$814.5	$814.8
Acquisitions in the current period (Note 2)	5.4	—
Translation and other adjustments	(2.8)	(0.3)
At end of year	$817.1	$814.5
Tax-deductible goodwill at end of year	$222.2	$251.8
Comdata
At beginning of year	$122.0	$117.0
Acquisitions in the current period (Note 2)	13.6	5.1
Translation and other adjustments	(0.1)	(0.1)
At end of year	$135.5	$122.0
Tax-deductible goodwill at end of year	$35.9	$22.4
Total goodwill
At beginning of year	$936.5	$931.8
Acquisitions in the current period (Note 2)	19.0	5.1
Translation and other adjustments	(2.9)	(0.4)
At end of year	$952.6	$936.5
Tax-deductible goodwill at end of year	$258.1	$274.1

	Years Ended December 31,
Reconciliation of EBIT to Earnings before Income Taxes	2006	2005	2004
EBIT
HRS	$98.2	$44.6	$(72.6)
Comdata	153.6	126.9	115.6
Total EBIT	$251.8	$171.5	$43.0
Interest income (expense), net (not allocated to business segments)	7.5	2.3	(1.8)
Earnings before income taxes	$259.3	$173.8	$41.2

Revenue by product and services are as follows:

	Years Ended December 31,
	2006	2005	2004
HRS Revenue
Payroll and Tax Services	$790.4	$739.8	$674.0
Benefit Services	154.0	151.1	146.1
Lifeworks	155.4	159.2	144.3
Total HRS revenue	$1,099.8	$1,050.1	$964.4
Comdata Revenue
Transportation	$311.5	$283.1	$257.1
Retail services	153.8	125.8	98.9
Total Comdata revenue	$465.3	$408.9	$356.0
Total Revenue	$1,565.1	$1,459.0	$1,320.4

Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the United Kingdom relate almost entirely to the HRS segment. Geographic data for or at the end of each of the last three years, presented below, is determined by reference to the location of operation. No single customer accounted for 10% or more of our consolidated revenue for any of the periods presented.

Revenue and property, plant and equipment by geographic area are as follows:

	Years Ended December 31,
	2006	2005	2004
Revenue
U.S.	$1,287.7	$1,208.7	$1,087.5
Canada	182.6	158.1	141.1
United Kingdom	94.8	92.2	91.8
Total revenue	$1,565.1	$1,459.0	$1,320.4
Property, plant and equipment
U.S.	$93.3	$106.6	$127.1
Canada	10.3	8.4	8.0
United Kingdom	6.7	6.5	5.8
Total property, plant and equipment	$110.3	$121.5	$140.9

14.   SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$404.0	$386.5	$388.9	$385.7	$379.5	$364.1	$358.0	$357.4
Costs and Expenses (1)
Cost of revenue	214.3	212.9	210.8	205.0	198.9	197.2	197.8	191.3
Selling, general and administrative	107.7	113.7	110.9	117.7	117.2	114.1	111.1	115.8
Research and development	6.1	7.5	6.7	7.8	8.5	6.1	7.1	6.4
Loss (gain) on derivative instruments	0.3	(0.7)	2.2	0.9	(0.9)	3.1	(0.1)	9.5
Other (income) expense, net	(0.8)	(5.6)	(2.5)	(1.6)	1.6	4.6	(0.7)	(1.0)
Interest income	(3.0)	(2.4)	(4.0)	(4.1)	(2.4)	(2.0)	(2.0)	(1.4)
Interest expense	1.5	1.5	1.7	1.3	1.6	1.0	1.3	1.6
Total costs and expenses	326.1	326.9	325.8	327.0	324.5	324.0	314.5	322.2
Earnings before income taxes	77.9	59.6	63.1	58.7	55.0	40.1	43.5	35.2
Income tax provision	28.3	14.0	20.9	22.5	8.3	14.4	10.0	13.2
Net earnings	$49.6	$45.6	$42.2	$36.2	$46.7	$25.7	$33.5	$22.0
Earnings per share (2)
Basic	$0.35	$0.33	$0.29	$0.25	$0.32	$0.17	$0.23	$0.15
Diluted	$0.35	$0.32	$0.29	$0.24	$0.32	$0.17	$0.22	$0.15
Shares used in calculations (in thousands)
Weighted average shares (basic)	138,962	138,905	144,269	145,490	144,737	145,543	147,826	149,637
Dilutive securities	2,100	2,355	2,809	3,343	2,507	1,929	1,182	1,025
Weighted average shares (diluted)	140,963	141,260	147,078	148,834	147,244	147,472	149,008	150,662

(1)          Certain out-of-period adjustments were identified during each quarter of 2005 and 2006 that relate to prior periods. Upon identification of these out-of-period adjustments, we analyzed their effect and concluded that in the aggregate, they were not significant enough to warrant a restatement of Ceridian’s quarterly results.

(2)          For information on the calculation of earnings per share, see the section entitled “Earnings per Share” in Note 1, “Accounting Policies.”

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on this evaluation we have concluded that as of December 31, 2006, our disclosure controls and procedures were effective.

Other than such actions noted below under the heading “Remediation Steps to Address Material Weakness in Internal Control Over Financial Reporting,” there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Remediation of Material Weakness Previously Reported

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was provided in our “Management’s Report on Internal Control Over Financial Reporting” as set forth in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report Form 10-K, for the year ended December 31, 2005 (“2005 Form 10-K”). The assessment identified the following “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2005:

We did not have personnel with sufficient technical knowledge to analyze complex multiple element revenue arrangements to ensure that such transactions were accounted for in conformity with accounting principles generally accepted in the United States of America. Specifically, we did not effectively identify and analyze the terms of certain complex multiple element revenue arrangements to ensure timely and accurate financial reporting. As a result, accounting errors were identified related to revenue recognition, resulting in an understatement of deferred revenue and deferred costs and an overstatement in revenue, cost of revenue, and net earnings in our preliminary 2005 consolidated financial statements. These errors were corrected in our consolidated financial statements prior to issuance. Management has concluded that this deficiency resulted in more than a remote likelihood that a material misstatement of our consolidated financial statements would not have been prevented or detected.

In making our assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described above, our management concluded that as of December 31, 2005, our internal control over financial reporting was not effective based on those criteria. Our management concluded that as of December 31, 2006, the changes described below in “Remediation Steps to Address Material Weakness in Internal Control Over Financial Reporting” have successfully remediated the aforementioned material weakness.

Remediation Steps to Address Material Weakness in Internal Control Over Financial Reporting

The following actions were implemented throughout 2006 and completed during the quarter ended December 31, 2006, to remediate the material weakness in internal control over financial reporting set forth in our 2005 Form 10-K and to ensure the integrity of our financial reporting processes:

•       increased the frequency and depth of our Revenue Recognition Steering Committee meetings and improved the resulting documentation;

•       provided additional training for finance, accounting and certain other personnel related to revenue recognition for complex multiple element revenue arrangements;

•       increased the scope of review of complex multiple element revenue arrangements;

•       designed and implemented internal controls to assist in the proper identification and analysis of complex multiple element revenue arrangements; and

•       added additional qualified personnel.

As previously indicated, we have remediated the material weakness identified in connection with our assessment of our internal control over financial reporting as of December 31, 2005. “Significant deficiencies” and “control deficiencies” (as defined by the PCAOB in its Auditing Standard No. 2) remain in our internal control over financial reporting as of December 31, 2006. We will continue to improve our control environment and remediate existing significant and control deficiencies.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

We refer you to our Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of our fiscal year (which is referred to in this Report as our “Proxy Statement”), and the heading “Election of Directors (Item 1)” for information regarding our directors and nominees for director. This information is incorporated by reference into this item of the report.

Information regarding our executive officers is found in Part I, Item 1 of this report under the heading “Executive Officers of Registrant.”

We refer you to our Proxy Statement and the heading “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.

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

We refer you to our Proxy Statement and the heading “Other Matters—Director Nominations” for information on stockholder nominations to our Board of Directors. This information is incorporated by reference into this item of the report.

We refer you to our Proxy Statement and the heading “Meetings of the Board of Directors and Committees of the Board” for information regarding our Audit Committee and the heading “Election of Directors (Item 1) — Director Independence” for information regarding our “audit committee financial expert.” This information is incorporated by reference into this item of the report.

Item 11.                 Executive Compensation

We refer you to our Proxy Statement and the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” This information is incorporated by reference into this item of the report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We refer you to our Proxy Statement and the heading “Share Ownership Information.” This information is incorporated by reference into this item of the report.

The following table and accompanying notes provide information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	9,263,194 (1)	$20.07	3,565,233	(2)
Equity compensation plans not approved by security holders	475,526	$19.29	51,015	(3)
Total	9,738,720		3,616,248

(1)          Column (a) includes the amount includes stock option and restricted stock unit awards.

Column (a) does not include any unvested restricted stock awards that have been issued.

The Ceridian Corporation Deferred Compensation Plan allows executive officers the opportunity to invest in various book accounts, including one that tracks the performance of our common stock (referred to as “phantom stock”). Upon distribution, such participants will receive the amounts invested in phantom stock in the form of shares of our common stock from either the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan, the Ceridian Corporation 2004 Long-Term Stock Incentive Plan or a successor plan. Column (a) does not include the number of shares that are currently credited to participants’ phantom stock accounts and would be issued as Ceridian common stock upon a complete distribution of all amounts in the phantom stock account as of December 31, 2006.

The Ceridian Corporation Non-Employee Director Compensation Program allows non-employee directors of the Board to receive all or a portion of each annual retainer in the form of restricted stock or deferred restricted stock units. The restricted stock and deferred restricted stock units vest over the year, but remains subject to transferability restrictions until the director leaves the Board. Upon leaving the Board, any such deferred restricted stock units will be paid in the form of shares of our common stock. Awards made under this program are made under either the Ceridian Corporation Amended and Restated 2001 Long-Term Incentive Plan, the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, or a successor plan. Column (a) does not include the number of shares of restricted stock or deferred restricted stock units that have been elected by a director as all or a portion of their annual retainer.

(2)          The following number of shares remained available for issuance under each of our equity compensation plans that have been approved by our stockholders as of December 31, 2006. Grants under these plans may be in the form of any of the listed types of awards:

Plan	Number of Shares	Types of Awards
Amended and Restated 2001 Long-Term Stock Incentive Plan	1,483,557	Stock options, restricted stock, performance units
2004 Long-Term Stock Incentive Plan, as amended	2,081,676	Stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards

(3)          In 2001, our Board adopted the Ceridian Corporation 2001 Savings-Related Share Option Plan (“2001 SAYE”). The 2001 SAYE has not been approved by our stockholders. This plan was available to employees of our subsidiaries in the United Kingdom and had been approved by Inland Revenue under a “save-as-you-earn” plan design. Under the 2001 SAYE, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). At the end of the period chosen, participants have the choice to receive the savings amount and accumulated tax-free interest credits either in cash or to use the amount to purchase common stock from Ceridian at an exercise price equal to the market price of our common stock as of the beginning of the savings contract period, less a 15% discount. As of December 31, 2006, 51,015 shares of our common stock are eligible to be purchased under the 2001 SAYE pursuant to savings schemes that were in effect prior to December 31, 2006. In October 2005, the Compensation and Human Resources Committee determined not to permit future savings schemes under the 2001 SAYE.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

We refer you to our Proxy Statement and the heading “Certain Relationships and Transactions with Related Persons” and “Election of Directors (Item 1)—Director Independence.” This information is incorporated by reference into this item of the report.

Item 14.                 Principal Accounting Fees and Services

We refer you to our Proxy Statement and the heading “Independent Registered Public Accounting Firm Fees.” This information is incorporated by reference into this item of the report.

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
3.01

Amended and Restated Certificate of Incorporation of Ceridian Corporation, as amended (incorporated by reference to Exhibit 3.01 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-15168)).

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

10.03*

Executive Employment Agreement between Ceridian Corporation and Kathryn V. Marinello, dated October 1, 2006 (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated October 1, 2006 and filed with the Securities and Exchange Commission on October 9, 2006).

10.04*	Executive Employment Agreement between Ceridian Corporation and Perry H. Cliburn, dated December 14, 2006.
10.05*

Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002 (incorporated by reference to Exhibit 10.11 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.06*

Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002 (incorporated by reference to Exhibit 10.13 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.07*

Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002 (incorporated by reference to Exhibit 10.12 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.08*

Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002 (incorporated by reference to Exhibit 10.15 to Ceridian’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.09*

Executive Employment Agreement between Ceridian Corporation and Douglas C. Neve, dated March 14, 2005 (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K dated March 14, 2005).

10.10*	Executive Employment Agreement between Ceridian Corporation and Michael F. Shea, dated January 29, 2007.
10.11*	Executive Employment Agreement between Ceridian Corporation and Karius K. Tarapore, dated December 14, 2006.
10.12*

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

10.14*

Amendment No. 2 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated October 25, 2006 (incorporated by reference to Exhibit 10.4 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated October 25, 2006 and filed with the Securities and Exchange Commission on October 26, 2006).

10.15*

Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated March 8, 2006 and filed with the Securities and Exchange Commission on March 9, 2006).

10.16*

Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated February 17, 2006 and filed with the Securities and Exchange Commission on February 23, 2006).

10.17*

Form of Ceridian Corporation Restricted Stock Unit Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated February 17, 2006 and filed with the Securities and Exchange Commission on February 23, 2006).

10.18*

Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated February 17, 2006 and filed with the Securities and Exchange Commission on February 23, 2006).

10.19*

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

10.21*

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

10.26*

Ceridian Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated March 8, 2006 and filed with the Securities and Exchange Commission on March 9, 2006).

10.27*

Ceridian Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.28*

Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to Ceridian’s Annual Report on Form 10-K or the year ended December 31, 2001).

10.29*

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

10.31*

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

10.35*

Ceridian Corporation Benefit Equalization Plan, Fourth Declaration of Amendment (incorporated by reference to Exhibit 10.2 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated October 25, 2006 and filed with the Securities and Exchange Commission on October 26, 2006).

10.36*

Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.15 to Arbitron Inc.’s (formerly known as Ceridian Corporation) Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1969)).

10.37*

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

10.40*

Fourth Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of October 25, 2006, between Ceridian Corporation and US Bank National Association (incorporate by reference to Exhibit 10.3 to Ceridian’s current Report on Form 8-K with the earliest event reported dated October 25, 2006 and filed with the Securities and Exchange Commission on October 26, 2006).

10.41*

Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

10.42*

First Declaration of Amendment to the Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated October 25, 2006 and filed with the Securities and Exchange Commission on October 26, 2006).

10.43*

Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.06 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.44*

Amendment No. 1 to the Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation (incorporated by reference to Exhibit 10.5 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated October 25, 2006 and filed with the Securities and Exchange Commission on October 26, 2006).

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
10.47

Credit Agreement, dated as of November 18, 2005, among Ceridian Corporation, as the Borrower, Ceridian Canada Ltd, as the Canadian Borrower, Bank of America, N.A., as the Administrative Agent, Swingline Lender and L/C Issuer, Bank of America, N.A., acting through its Canada branch, as the Canadian Subfacility Agent, JPMorgan Chase Bank, NA and Wachovia Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, the other lenders party hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (schedules omitted) (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated November 18, 2005 and filed with the Securities and Exchange Commission on November 21, 2005).

10.48

Amendment No.1 to Credit Agreement entered into as of October 25, 2006 among Ceridian Corporation, as Borrower, Ceridian Canada Ltd, as the Canadian Borrower, Bank of America, N.A., in its capacity as administrative agent for the Lenders, and each of the Lenders under the Credit Agreement, dated as of November 18, 2006 (incorporated by reference as Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.49

Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation (incorporated by reference as Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.50

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

10.52

Amendment No. 1 to Receivables Purchase Agreement entered into as of June 20, 2003 among Comdata Funding corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One NA (incorporated by reference to Exhibit 10.01 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.53

Amendment No. 2 to Receivables Purchase Agreement entered into as of June 17, 2004 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.54

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

10.59

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

10.60

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

10.61

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

10.62

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

10.63

Amendment No. 12 to Receivables Purchase Agreement entered into as of June 15, 2006 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated June 15, 2006 and filed with the Securities and Exchange Commission on June 19, 2006).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2007.

CERIDIAN CORPORATION
By	/s/ KATHRYN V. MARINELLO
Kathryn V. Marinello
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2007.

/s/ KATHRYN V. MARINELLO	/s/ DOUGLAS C. NEVE
Kathryn V. Marinello	Douglas C. Neve
President and Chief Executive Officer (Principal Executive Officer) and Director	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ RANDY W. STROBEL
Randy W. Strobel Vice President and Controller (Principal Accounting Officer)
/s/ NICHOLAS D. CHABRAJA	/s/ RONALD T. LEMAY
Nicholas D. Chabraja, Director	Ronald T. LeMay, Director
/s/ GEORGE R. LEWIS	/s/ L. WHITE MATTHEWS, III
George R. Lewis, Director	L. White Matthews, III, Chairman
/s/ RICHARD SZAFRANSKI	/s/ WILLIAM L. TRUBECK
Richard Szafranski, Director	William L. Trubeck, Director
/s/ ALAN F. WHITE
Alan F. White, Director

CERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K

Exhibit Index

Exhibit	Description
3.01*	Amended and Restated Certificate of Incorporation of Ceridian Corporation, as amended.
3.02*	Amended and Restated Bylaws of Ceridian Corporation (formerly known as New Ceridian Corporation).
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

10.03*	Executive Employment Agreement between Ceridian Corporation and Kathryn V. Marinello, dated October 1, 2006.
10.04	Executive Employment Agreement between Ceridian Corporation and Perry H. Cliburn, dated December 14, 2006.
10.05*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.
10.06*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.
10.07*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.
10.08*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.
10.09*	Executive Employment Agreement between Ceridian Corporation and Douglas C. Neve, dated March 14, 2005.
10.10	Executive Employment Agreement between Ceridian Corporation and Michael F. Shea, dated January 29, 2007.
10.11	Executive Employment Agreement between Ceridian Corporation and Karius K. Tarapore, dated December 14, 2006.
10.12*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.
10.13*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.
10.14*	Amendment No. 2 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated October 25, 2006.
10.15*	Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended.
10.16*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).

10.17*	Form of Ceridian Corporation Restricted Stock Unit Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.18*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.19*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.20*	Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.21*	Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Retainer Restricted Share Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.22*	Ceridian Corporation 2002 Employee Stock Incentive Plan.
10.23*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.
10.24*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.25*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.26*	Ceridian Corporation Non-Employee Director Compensation Program.
10.27*	Ceridian Corporation Amended and Restated Employee Stock Purchase Plan.
10.28*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.
10.29*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.30*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.31*	Ceridian Corporation Benefit Equalization Plan, as amended.
10.32*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.33*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.34*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.35*	Ceridian Corporation Benefit Equalization Plan, Fourth Declaration of Amendment.
10.36*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.
10.37*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.
10.38*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.39*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.
10.40*	Fourth Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of October 25, 2006, between Ceridian Corporation and US Bank National Association.

10.41*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).
10.42*	First Declaration of Amendment to the Ceridian Corporation Deferred Compensation Plan (2002 Revision).
10.43*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.
10.44*	Amendment No. 1 to the Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.
10.45*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.46*	Ceridian Corporation 2001 Savings-Related Share Option Plan.
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

10.48*

Amendment No.1 to Credit Agreement entered into as of October 25, 2006 among Ceridian Corporation, as Borrower, Ceridian Canada Ltd, as the Canadian Borrower, Bank of America, N.A., in its capacity as administrative agent for the Lenders, and each of the Lenders under the Credit Agreement, dated as of November 18, 2006.

10.49*	Receivable Sales Agreement, dated as of June 24, 2002, between Comdata Network, Inc. and Comdata Funding Corporation.
10.50*

Receivable Purchase Agreement, dated as of June 24, 2002, among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, the Financial Institutions party thereto and Bank One, N.A.

10.51*	Performance Undertaking, dated as of June 24, 2002, executed by Ceridian Corporation in favor of Comdata Funding Corporation.
10.52*

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

10.62*

Amendment No. 1 to Receivables Sales Agreement and Amendment No. 11 to Receivables Purchase Agreement entered into as of November 7, 2005 among Comdata Funding Corporation, Comdata Network, Inc., each Financial Institution party thereto, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A.

10.63*

Amendment No. 12 to Receivables Purchase Agreement entered into as of June 15, 2006 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A.

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