Form 10-K/A
period 2006-12-31
CERIDIAN CORP /DE/
filed 2007-04-30
CIK 1124887

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

DOCUMENTS INCORPORATED BY REFERENCE: None

CERIDIAN CORPORATION

EXPLANATORY NOTE

Ceridian Corporation will not file its Proxy Statement for its 2007 Annual Stockholders Meeting within 120 days after December 31, 2006, its fiscal year end. As a result and pursuant to the rules of the Securities and Exchange Commission, Ceridian is unable to incorporate certain information from its Proxy Statement into Part III of its Annual Report on Form 10-K, for the year ended December 31, 2006, which was initially filed with the Securities and Exchange Commission on February 28, 2007 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Original Filing is being filed with the Securities and Exchange Commission to provide the information required pursuant to the rules of the Securities and Exchange Commission in Part III, Items 10, 11, 12, 13, and 14 of the Original Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from Ceridian’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of Ceridian’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

As used in this Form 10-K/A, references to “Ceridian,” the “Company,” “we,” “our” or “us” mean Ceridian Corporation together with our consolidated subsidiaries, unless the context otherwise indicates.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors

The following is biographical information, as of April 1, 2007, of the eight members of the Board of Directors of Ceridian:

•       Nicholas D. Chabraja, age 64, has been the Chairman and Chief Executive Officer of General Dynamics Corporation, a defense and advanced technology company, since June 1997. Mr. Chabraja has served as a director of Ceridian or Ceridian’s predecessor since July 1998. He is also a director of General Dynamics. On January 18, 2007, Mr. Chabraja notified L. White Matthews, III, Chair of the Board of Directors of Ceridian, of his decision not to stand for re-election to the Board of Directors of Ceridian at its 2007 Annual Stockholders Meeting.

•       Ronald T. LeMay, age 61, has been the Chairman of October Capital, LLC, a private investment firm, since February 2001; Chairman of AirCell, Inc., an air-to-ground communications system and services provider, since July 2006; an Industrial Partner of Ripplewood Holdings, LLC, a private equity fund, since October 2003; and Chairman and Chief Executive Officer of Last Mile Connections, Inc., a network bandwidth exchange and solutions provider, since September 2005. Mr. LeMay was Representative Executive Officer of JAPAN TELECOM Co., Ltd., a telecommunications company, from November 2003 to July 2004; Interim President of JAPAN TELECOM Co., Ltd. from November 2003 to January 2004; and President and Chief Operating Officer of Sprint Corporation, a global communications company, from October 1997 to April 2003. Mr. LeMay has served as a director of Ceridian or Ceridian’s predecessor since January 1997. He is also a director of Imation Corp. and The Allstate Corporation.

•       George R. Lewis, age 66, retired as President and Chief Executive Officer of Philip Morris Capital Corporation, a subsidiary of Altria Group, Inc. (formerly Philip Morris Companies Inc.), a consumer packaged goods company, positions which he held from May 1997 to March 2001. Mr. Lewis has served as a director of Ceridian or Ceridian’s predecessor since November 1994.

•       Kathryn V. Marinello, age 50, has been the President and Chief Executive Officer of Ceridian since October 2006. Ms. Marinello was President and Chief Executive Officer of General Electric Fleet Services, a fleet management company, from October 2002 to October 2006; and President and Chief Executive Officer of GE Financial Assurance Partnership Marketing Group, an organization that includes GE’s affinity marketing business, Auto & Home Insurance business and Auto Warranty Service business, from December 2000 to October 2002. Ms. Marinello has served as a director of Ceridian since October 2006.

•       L. White Matthews, III, age 61, served as Executive Vice President and Chief Financial Officer of Ecolab, Inc., a developer and marketer of cleaning and sanitizing products and services, and a member of its Board of Directors from July 1999 until September 2001; and Executive Vice President and Chief Financial Officer of Union Pacific Corporation, a transportation and natural resources company, from November 1989 to May 1998, and a member of its Board of Directors from 1994 to 1998. Mr. Matthews has served as a director of Ceridian since July 2005 and Chair of the Board since April 2006. He is also a director of Imation Corp. and Matrixx Initiatives, Inc.

•       Richard Szafranski, age 59, has been partner of Toffler Associates, a strategic planning and advisory firm, since January 2007; and Managing Partner of Toffler Associates from 1999 to December 2006. Mr. Szafranski has served as a director of Ceridian since October 2006.

•       William L. Trubeck, age 60, has been Executive Vice President and Chief Financial Officer of H&R Block, Inc., a financial services company, since October 2004. Mr. Trubeck was

Executive Vice President, Western Group (April 2003 to October 2004), Chief Administrative Officer (May 2002 to April 2003), and Chief Financial Officer (March 2000 to April 2003) of Waste Management, Inc., a waste disposal and environmental services company. Mr. Trubeck has served as a director of Ceridian since July 2006. He is also a director of YRC Worldwide Inc. and Dynegy Inc.

•       Alan F. White, age 69, has been Senior Associate Dean, Massachusetts Institute of Technology, Alfred P. Sloan School of Management since 1994; a member of the MIT faculty, ex officio; and a consultant in the area of management development and business development. Mr. White has served as a director of Ceridian since May 2003.

In 2006, Messrs. Szafranski and Trubeck were recommended to become directors by other non-employee directors of the Board. Although no fees were paid for her to become a director, the Board paid fees to a third party recruiter to assist with the recruitment of Ms. Marinello as President and Chief Executive Officer.

Executive Officers

Biographical information regarding Ceridian’s executive officers as of February 1, 2007 is found in Part I, Item 1 of the Original Filing under the heading “Executive Officers of Registrant.” On March 8, 2007, the Company entered into a mutual termination agreement with Douglas C. Neve, former Executive Vice President and Chief Financial Officer, pursuant to which Mr. Neve resigned as an officer of the Company effective March 8, 2007. On March 12, 2007, the Company announced its appointment of Gregory J. Macfarlane as the Company’s Executive Vice President and Chief Financial Officer, effective March 26, 2007. Mr. Macfarlane, age 37, served as Executive Vice President and Chief Financial Officer of General Electric WMC Mortgage, a wholesale mortgage originator, from July 2004 to March 2007. Prior to this role, Mr. Macfarlane served as Senior Vice President and Chief Financial Officer of GE Partnership Marketing Group, a direct marketer of various insurance and life style products, from 2001 to July 2004. On April 27, 2007, the Company appointed James Burns as Executive Vice President and President, Ceridian International. Mr. Burns has served the Company in the role of President, Ceridian International since March 2005, President of Ceridian Canada Ltd. from November 2002 to March 2005, and Chief Financial Officer of Ceridian UK Limited from January 1998 to November 2002. There are no immediate family relationships between or among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than 10 percent of our common stock to file with the Securities and Exchange Commission reports of ownership regarding the common stock and other Ceridian equity securities. These persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based on a review of copies of the Section 16(a) reports received during the period from January 1, 2006 until February 14, 2007 and written representations from each of our directors and executive officers, all of our directors and executive officers complied with the applicable Section 16(a) filing requirements, except that Robert J. Severson, retired Senior Vice President Corporate Technology, failed to timely report on a Form 4 the sale of two shares of Ceridian common stock on April 12, 2006 to cover a fee related to the certification of shares held in the terminated Ceridian Corporation Employee Stock Purchase Plan. A Form 4 was subsequently filed by Mr. Severson on May 9, 2006.

Code of Conduct

We have a code of conduct for all of our employees, including our principal executive, financial and accounting officers and our controller, and each of the non-employee directors on our Board of Directors.

The Ceridian Corporation Code of Conduct may be found on our web site at www.ceridian.com in the “Corporate Governance” section. Copies of our Code of Conduct are available in print to any stockholder who submits a request to Ceridian Corporation, Attention: Corporate Secretary, 3311 E. Old Shakopee Road, Minneapolis, Minnesota 55425. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Conduct by our principal executive officer, principal financial officer, principal accounting officer or controller or person’s performing similar functions by posting such information in the “Corporate Governance” section of our website at www.ceridian.com.

Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this Form 10-K/A.

Audit Committee of the Board of Directors

The Board of Directors of Ceridian has established our Audit Committee to, among other things, oversee our accounting and financial reporting processes and the audits of our financial statements. The following members of our Board of Directors currently serve on the Audit Committee: George R. Lewis (Chair), L. White Matthews, III, and William L. Trubeck. In February 2007, the Board determined that the Audit Committee was composed of independent directors in accordance with New York Stock Exchange listing standards, that all current Audit Committee members are financially literate under New York Stock Exchange listing standards and that Messrs. Lewis, Matthews and Trubeck each qualify as an “audit committee financial expert” within the meaning of Securities and Exchange Commission regulations. No member of the Audit Committee received any compensation from Ceridian during the last fiscal year other than related to his services on the Board.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

The Compensation and Human Resources Committee of the Board of Directors (the “Compensation Committee”) establishes and administers our executive compensation program. The Compensation Committee has direct oversight of the compensation and benefit programs for executive officers and certain other senior-level employees who have significant influence and responsibilities for operations and financial accounting. Reports of the Compensation Committee’s actions and recommendations are provided to the full Board of Directors.

This discussion provides the philosophical principles, specific program elements and other factors considered by the Compensation Committee in making decisions about and the rationale for such decisions regarding executive compensation, including compensation for each person who served as chief executive officer and chief financial officer in 2006 and the next three most highly compensated persons serving as executive officers as of December 31, 2006 (these six individuals are referred to in this Form 10-K/A as the “named executives”).

Compensation Philosophy and Committee Process.

The Compensation Committee’s guiding philosophy is to provide a compensation program that will attract, motivate, reward and retain top quality executive leadership for our current and long-term success. To that end, the executive compensation program seeks to:

•       emphasize performance-based pay by rewarding superior performance with superior levels of compensation and imposing consequences for underperformance;

•       align the interests of senior management with the interests of our stockholders through the use of equity compensation, further emphasized through stock ownership guidelines;

•       motivate behaviors that increase the short- and long-term financial performance of our Company; and

•       compete appropriately with other companies by evaluating base salary and short- and long-term incentive pay against the external marketplace.

Total compensation (base salary, annual cash performance bonus and long-term equity incentive compensation) generally is targeted in a range between the 50th and 75th percentiles of comparative market data. Greater weight is given to an executive’s performance-based compensation (annual cash performance bonus and long-term equity incentives) than to base salary. The higher the level of responsibility an executive has, the greater the executive’s total direct compensation emphasizes performance-based compensation. The Compensation Committee believes that a higher level of at-risk pay is appropriate given the influence senior-level executives have on our company’s performance. The executive compensation program also accounts for individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between their personal performance and compensation.

In the first quarter of each year the Compensation Committee receives information regarding competitive compensation levels and practices for positions comparable to our executive officer and senior-level positions. This information is obtained from published nationwide compensation surveys compiled by nationally recognized compensation consulting firms. The companies included in the surveys are determined by these compensation consulting firms; therefore the comparative compensation information is drawn from a much broader range of companies than those included in our peer group index utilized in the stock price performance graph contained in Part II, Item 5 of the Original Filing. General compensation surveys are used because, for many executive positions, our competition for talent is not industry specific. The competitive information, along with each executive’s current compensation information, is compiled for comparison purposes by management into a tally sheet for Compensation Committee review. In making annual decisions regarding compensation for the chief executive officer, the Compensation Committee meets in executive session to consider the chief executive officer’s performance for the year and the external competitive compensation information from the surveys described above. For all senior-level executives, the Compensation Committee solicits and considers input from the chief executive officer regarding individual performance and potential.

The Compensation Committee also periodically, but no less than annually, reviews termination payment scenarios compiled by management for each of the named executives. In addition, the Compensation Committee periodically reviews all of our benefit and perquisite programs and considers recommendations by management.

2006 Components of Executive Compensation.

The principal components of compensation for the named executives were:

•       base salary;

•       annual cash performance bonus;

•       long-term equity incentives;

•       other executive benefits and perquisites; and

•       employment agreements, which contain termination and change-of-control benefits.

There is no pre-established policy or target for the allocation among the components of compensation.

Base Salary.   Base salary generally is targeted to approximate the 50th percentile of comparative market data. The 50th percentile was selected to assure that we pay approximately the same for a given position as the marketplace, without over- or under-compensating an executive. Deviation from the 50th percentile may be determined to be appropriate based on the Compensation Committee’s assessment of the need to attract a particular executive, the responsibilities of the position, the executive’s performance and experience, and relative internal reporting relationships, recognizing that not all positions are directly correlated at different companies and not all individuals have the same talents among their peers.

Annual Cash Performance Bonus.   Our short-term incentive program consists of an annual cash performance bonus to focus executives and all employees on meeting shorter-term financial and other goals in a timeframe that is consistent with our annual business planning. The Compensation Committee determines the goals for the performance bonus plan in conjunction with the Board’s approval of strategic and operating plans, so that the performance goals support the achievement of these plans. Each named executive’s target annual incentive bonus percentage is set as a percentage of base salary, generally within the targeted range of the 50th to 75th percentile of comparative market data. This range supports the compensation philosophy that provides the opportunity for an individual’s total compensation to reach up to the 75th percentile of comparative market data based on Company and individual performance. The individual performance plans provide for threshold, target and maximum payments to reward executives for varying degrees of accomplishment of their financial and non-financial performance objectives.

The Compensation Committee established the following annual cash performance bonus percentages for 2006 for Gary A. Krow, Gary M. Nelson, Douglas C. Neve, Robert J. Severson and Ronald L. Turner:

Name	Threshold Bonus (Percentage of Base Salary)	Target Bonus (Percentage of Base Salary)	Maximum Bonus (Percentage of Base Salary)
Gary A. Krow	50%	80%	110%
Gary M. Nelson	50	70	90
Douglas C. Neve	50	80	110
Robert J. Severson	25	40	60
Ronald L. Turner	80	110	140

An executive’s annual cash performance bonus plan may have a number of different financial and non-financial criteria for achievement tied to company performance objectives and individualized base on the executive’s ability to influence and contribute to results. The performance criteria established by the Compensation Committee for the 2006 annual cash performance bonus for Messrs. Nelson, Neve, Severson and Turner were as follows:

Objective	Weight	Threshold	Target	Superior
Net Earnings	25%	$141.1M	$148.5M	$155.9M
Cash Flow from Operations	25%	$123.0M	$129.5M	$136.0M
Revenue	25%	$1,545.1M	$1,576.6M	$1,608.1M
Talent Development	25%	Objective and subjective components in the areas of leadership, mentoring, diversity and succession planning.

The revenue and net earnings measures were chosen in order to provide a balance between top and bottom line growth, while cash flow recognizes the importance of this measure to the overall health of our business and stock price. The non-financial bonus criteria of talent development was selected because it recognizes the importance of improving our depth of leadership. The performance of our businesses is dependant upon building a core group of management personnel with the appropriate skills, abilities and market knowledge and continually develop the appropriate succession plans to continue to grow our business.

The performance criteria established for the 2006 annual cash performance bonus for Mr. Krow were as follows:

Objective	Weight	Threshold	Target	Superior
Comdata Earnings Before Taxes	40%	$151.7M	$156.3M	$160.9M
Stored Value Systems Deferred Gross Billable Fees	10%	$125.2M	$129.1M	$132.9M
Comdata Revenue	20%	$458.4M	$467.8M	$477.1M
Six Sigma Cost Savings	15%	$3.5M	$4.0M	$4.5M
Talent Development	15%	Objective and subjective components in the areas of leadership, mentoring, diversity and succession planning.

The Compensation Committee selected Comdata operating income and revenue to provide a balance between top and bottom line growth for the entire Comdata business unit. Deferred gross billable fees for the Stored Value Solutions (SVS) business line of Comdata was chosen because it is an important indicator of future revenue of this business. The cost savings from six sigma projects was selected to encourage continued emphasis on projects that improve Comdata’s productivity. As has been noted above, the Compensation Committee selected the non-financial bonus criteria of talent development because it recognized the importance of improving our depth of leadership.

The actual amount of the annual cash performance bonus is subject to the discretion of the Compensation Committee, and the amount can be impacted by significant external events, individual employment status and performance, and unusual business events. As a result, the Compensation Committee has from time to time exercised its discretion and awarded annual cash performance bonuses in excess of the performance achieved by named executives and no annual cash performance bonus to named executives who had achieved their performance goals. For example, in February 2007, the Compensation Committee used its discretion to modify some of the financial targets for Messrs. Krow, Nelson and Neve prior to payment in consideration of unexpected events that primarily occurred during 2006. Specifically, the revenue, cash flow and net earnings financial factors were modified to account for the following: (1) increased revenue deferrals; (2) the impact of strategic business decisions such as the sales of business assets, pension contributions, common stock repurchases and litigation reserves; (3) the operating cash flow impact of the adoption of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“FAS 123R”) and change in fuel prices; and (4) the impact of income tax revenue adjustments.

Long-Term Equity Incentives.   Our long-term equity incentive compensation program is in the form of stock options and restricted stock or restricted stock unit awards. The use of equity is designed to motivate long-term improvement of business fundamentals to foster shareholder value through an increased stock price. In the past, awards have been granted annually to all named executives, senior-level executives, a majority of other executives, and a significant number of key contributors based on their level of responsibility, ability to impact results, and individual performance and experience. Each year, the Compensation Committee reviews the overall long-term incentive program and determines the targeted total share pool and grant ranges for specific levels of employees. The grant ranges are expressed in present cash value because this cash value indicates the expense to the company pursuant to FAS 123R. In 2007, the Compensation Committee modified the long-term equity incentive compensation program to focus awards on successful and high potential employees, which resulted in fewer executives receiving equity awards.

For the named executives, the Compensation Committee generally uses an individually determined cash compensation multiplier, based on position, to determine any long-term equity incentive award. The multiplier is used to ensure that a significant portion, usually a majority, of total direct compensation is delivered in the form of equity rather than cash, supporting the philosophy of giving greater weight to performance-based compensation. The Compensation Committee believes this approach to be consistent with competitive practice. The multiplier for each named executive is based upon the Compensation Committee’s judgment of the executive’s responsibilities within Ceridian and external competitive norms for the position.

For executives, including the named executives, stock options are awarded to deliver 65% of the long-term equity incentive value and restricted stock (awards or units) are awarded to deliver the remaining 35% of the long-term equity incentive value. The specific stock vehicles were selected to encourage stock ownership and retention (restricted stock awards and units) and motivate accelerated shareholder growth through an increased stock price (stock options). In addition, the long-term equity incentive program targets awards to approximately 10% of salaried employees, selecting these individuals based on their individual performance and ability to impact business results. For these “key employees”, awards are granted in the form of restricted stock units, to directly align their interest with stockholders, and in part in response to recipients’ perceived value of this type of award. One third of the amount of stock options, restricted stock awards and restricted stock units vest annually beginning with the first anniversary of the date of grant. Time-based vesting was selected over performance measures because the Compensation Committee determined that the annual cash performance bonus was more effective in attaining performance goals. Stock options expire five years after the date of grant. This term was chosen in order to encourage an accelerated appreciation in stock price.

Annual long-term equity incentive awards have generally been made in the first quarter of the year to existing employees, with the grants made on the day of a Compensation Committee meeting, in order to coordinate the general timing with other compensation actions, such as any annual salary increases and any cash performance bonus payments. Awards are priced based on the closing price on the New York Stock Exchange of a share of common stock on the date of grant. Periodic long-term equity incentive awards are granted throughout the year for newly hired and promoted executives. Such awards are granted at a Compensation Committee meeting or on the first business day of the month, and are not coordinated with the public release of nonpublic material information. The Board has delegated authority to the chief executive officer to approve long-term equity incentive awards to certain employees, excluding the named executives and certain senior executives, up to a maximum dollar value. This delegation acknowledges the chief executive officer’s appropriate stewardship of the overall long-term incentive program and relieves the Compensation Committee of this deemed administrative task. The Compensation Committee establishes an annual pool that is available under this delegation and is periodically provided a summary of awards made through this delegation at meetings during the year. Any awards to named executives and certain senior executives, or awards outside the chief executive officer delegation, are made solely by the Compensation Committee.

We maintain stock ownership guidelines for the named executives in order to more closely align the financial position of the executive with our stockholders. The stock ownership guidelines provide that each executive officer should strive to own Ceridian common stock with a market value equal to a multiple of his or her base salary within five years. The guideline is five times base salary for the chief executive officer, three times base salary for Messrs. Neve and Krow, and two times base salary for Messrs. Nelson and Severson. As of December 31, 2006, Ms. Marinello and Messrs. Krow and Nelson had exceeded their stock ownership goals and Messrs. Neve and Severson had achieved over 90 and 70 percent of their respective ownership goals. As of his retirement date in October 2006, Mr. Turner had satisfied his stock ownership goal.

Other Executive Benefits and Perquisites.   We offer certain benefit and perquisite programs for the named executives and other senior-level executives. The Compensation Committee believes that these programs are necessary to be competitive in attracting and retaining top quality leaders. The Compensation Committee periodically reviews the benefit and perquisite programs to ensure the programs remain competitive, cost-effective, and in-line with the original goals of the programs. Except as indicated, all named executives are eligible for the following programs:

Deferred Compensation Plan.   We maintain a deferred compensation plan that allows executives to defer receipt of up to 100% of their base salary and/or annual cash performance bonus into accounts that track the performance of investment funds. This plan was established to give executives an additional tax-deferred method to save for retirement, education or other significant expenditures. In addition, all named executives except Mr. Severson may select a phantom investment fund in the plan that is designed to mirror the performance of our common stock. If there is an investment into the phantom stock fund, the named executive receives a matching contribution equal to 15% of executive’s allocation to that investment. This provision was put in place in 2001 to encourage named executives to meet their stock ownership requirements.

Defined Contribution Retirement Plans.   We sponsor a defined contribution 401(k) retirement plan for U.S. employees that provides for voluntary employee contributions and a company match. This plan is our primary retirement plan for U.S. employees. We have also established a 401(k) restoration matching contribution program for executives whose 401(k) plan employer matching contributions are limited by IRS regulations. In addition, for the named executives except Messrs. Severson and Turner, we make supplemental executive retirement plan (SERP) contributions. Both the 401(k) restoration and SERP contributions are credited annually to the executive’s account in our deferred compensation plan. The 401(k) restoration and SERP programs are intended to provide an enhanced retirement benefit to those executives who did not participate in any defined benefit pension plan in order to attract and retain mid-career executives.

Defined Benefit Pension Plans.   We maintain a defined benefit pension plan for certain of our U.S. employees, which has been closed to new participants since January 2, 1995. Prior to this date, this pension plan was the primary retirement plan for employees. We also established a benefit equalization plan for executives whose pension plan accruals are limited by IRS regulation. Of the named executives, Messrs. Severson and Turner participated in the defined benefit pension plan and the benefit equalization plan. In addition, in 1999 Mr. Turner was provided an individually-negotiated defined benefit supplemental executive retirement plan as described below under the heading “2006 Compensation for Named Executives—Ronald L. Turner.”

Other Supplemental Benefits and Perquisites.   We provide the named executives with certain miscellaneous benefits, including long-term care insurance and enhanced short- and long-term disability programs, and one additional week of vacation leave (with the exception of Mr. Krow). Further, all named executives (with the exception of Mr. Severson) may obtain an annual executive physical for themselves at our expense, and their spouses may also obtain an annual physical, the cost of which is income to the executive. As part of her employment agreement, we agreed to provide Ms. Marinello with an allowance, to be determined periodically by the Compensation Committee, for membership in a country club of her choice. Ms. Marinello has not yet requested this allowance. In 2006, we owned a country club membership for business purposes, and designated Mr. Nelson as one of the authorized users. Mr. Nelson had no personal use of the membership in 2006. We also reimbursed Mr. Neve for the cost of business use of his individual owned club membership. Club memberships were available to Mr. Turner prior to his retirement. Any personal use of a club membership is paid for by the executive or included as income. Many of these programs were established years ago when the use of such perquisites was considered a required competitive benefit. The Compensation Committee continues to review the necessity and value of these programs. As a result of a review in 2006, the long-term care insurance program was significantly reduced for new named executives and the Company-owned golf club membership was canceled.

In addition, we generally provide a cash payment in lieu of certain other perquisites to executives. The cash payment is intended to replace common competitive perquisites and provide increased flexibility for the executive while reducing our administration. As a result, we generally do not provide common perquisites such as a car allowance, financial counseling, legal counseling, et cetera to executives.

The Compensation Committee has approved a policy that permits non-employee directors, the named executives, and other senior or key personnel (authorized in advance by the chief executive officer) to use our airplane for personal use. In addition, a spouse or other family member may accompany a director or executive on our airplane. The director or executive incurs income calculated at the Standard Industry Fare Level (SIFL) rates for any personal use of our airplane.

Employment Agreements and Termination and Change-of-Control Benefits.   Of the named executives, we have employment agreements with Ms. Marinello and Messrs. Krow and Nelson, and we had employment agreements with Messrs. Neve and Turner. The primary purpose of the agreements is to establish the terms of employment and to protect both Ceridian and the individual. We are provided with reasonable protections that the executive will perform at acceptable levels and will not compete with, disparage, or solicit employees from Ceridian after termination of the employment relationship. The executive is provided financial protection in the event of certain reasons for termination of employment, in recognition of the executive’s professional career and a foregoing of present and future career options. The employment agreements provide for severance payments in the event of certain categories of termination. The form of employment agreements entered into with Messrs. Krow, Nelson, Neve and Turner were designed to recognize the risk associated with senior level executive positions and the possibility of acquisition. Modifications were made to the form of executive employment agreement during the negotiation process with Ms. Marinello, in consideration of current competitive employment provisions and to comply with new rules related to post-termination payments under Section 409A of the Internal Revenue Code of 1986, as amended, for senior executives of all public companies.

Tax and Accounting Implications.

In determining specific elements and payment of compensation for the named executives, the Compensation Committee considers how such decisions may affect Ceridian and the individual executive. The following highlights certain tax and accounting rules that may be considered by the Compensation Committee.

Deductibility of Executive Compensation.   Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1 million the tax deduction for annual compensation paid to each of the named executives unless certain requirements are met. One of these requirements is that the individual compensation in excess of $1 million be based on attainment of performance goals established in the manner prescribed by Section 162(m). The Compensation Committee supports the philosophy that a significant portion of the total compensation provided to an executive should be performance based. At the same time, the Compensation Committee believes that it is important to retain the flexibility to tailor the compensation program in the manner it believes to be most beneficial to Ceridian and its stockholders. Therefore, the Compensation Committee has not adopted a policy that all compensation must be deductible.

In 2006, we were not able to deduct compensation in excess of $1 million for Ms. Marinello. As Mr. Turner was not an employee at the end of 2006, all payments made to Mr. Turner in 2006 were exempt from Section 162(m), and thus were able to be fully deducted.

Nonqualified Deferred Compensation.   On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, creating Section 409A of the Internal Revenue Code of 1986, as amended, and changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe that we have been operating in good faith compliance with the statutory provisions that began effective January 1, 2005. In 2006, we amended our deferred compensation plan, benefit equalization plan, and certain of our employment agreements to reflect the requirements of Section 409A.

Accounting for Stock-Based Compensation.   Beginning on January 1, 2006, we began accounting for all stock-based payments in accordance with the requirements of FAS 123R. The compensation expense is a significant factor in determining the amount of all stock awards and stock option awards to employees.

2006 Compensation for Named Executives.

Kathryn V. Marinello.   Ms. Marinello became President and Chief Executive Officer on October 20, 2006 following an extensive, well-defined search by the Board. The non-executive members of the Board authorized L. White Matthews, III, Chair of the Board, and Ronald T. LeMay, Chair of the Nominating and Corporate Governance Committee, to lead the executive search with the assistance of an independent privately-held global executive search firm. Messrs. Matthews and LeMay reviewed the compensation of Mr. Turner, retiring President and Chief Executive Officer, and competitive compensation data provided by management and the executive search firm. Based upon this information, Messrs. Matthews and LeMay recommended the approval of all elements of Ms. Marinello’s compensation and her employment agreement to the Compensation Committee and the non-executive members of the Board. The Compensation Committee and the non-executive members of the Board authorized Ms. Marinello’s compensation and employment agreement.

Ms. Marinello’s initial base salary was set at $780,000, based on an updated salary analysis completed earlier in the year for Mr. Turner. For the period commencing October 20, 2006 through December 31, 2007, Ms. Marinello’s annual cash incentive bonus is targeted at 110% of her base salary, with a maximum payment of 140% of base salary. These are the incentive percentages previously established by the Compensation Committee for the chief executive officer position. Any cash performance bonus payment to Ms. Marinello for 2006 and 2007 will be paid at the beginning of 2008, based on approximately 15 months of service in recognition that Ms. Marinello was not at the company long enough in 2006 to significantly impact 2006 financial results.

On October 20, 2006, the date she became an employee, Ms. Marinello was granted stock options and restricted stock with a combined present value of $4,100,000 as of October 20, 2006. The amount reflects the Compensation Committee past practice of determining long-term incentive compensation by multiplying total cash compensation (base salary plus target annual cash performance bonus) by 2.0, the multiple traditionally used by the Compensation Committee for the chief executive officer. This amount in turn was then multiplied by 1.25 representing service to be rendered by Ms. Marinello in 2006 and 2007. In addition, to replace unvested equity awards granted by her former employer, Ms. Marinello was granted a retention bonus restricted stock award valued at $2,500,000 as of October 20, 2006. In the event of termination without cause by the Company or termination for good reason by Ms. Marinello prior to October 1, 2007, one-third of these stock option and restricted stock awards granted will vest. This accelerated vesting was approved by the non-executive members of the Board in recognition of the compensation and career risk associated with Ms. Marinello accepting a new position as chief executive officer. “Cause” and “good reason” have the meanings set forth in Ms. Marinello’s employment agreement.

To recruit Ms. Marinello, the non-executive members of the Board determined it was necessary to replace certain compensation elements that she would lose from her prior employer in accepting her position with Ceridian. In addition to the restricted stock retention award discussed above, a sign-on bonus of $950,000 was provided to compensate Ms. Marinello for the expected annual cash bonus she would have received from her prior employer for 2006. Further, $10,000 of legal expenses associated with negotiating the terms of her employment agreement was paid on Ms. Marinello’s behalf.

Douglas C. Neve.   Mr. Neve served as Executive Vice President and Chief Financial Officer during 2006 and until his resignation effective as of March 8, 2007. A description of the mutual termination agreement entered into with Mr. Neve is described below under the heading “2007 Compensation Actions for Named Executives.” In 2006, after reviewing competitive data, the Compensation Committee maintained Mr. Neve’s base salary at $400,000, and granted a long-term equity incentive award with a present cash value of $980,000, based on the Compensation Committee’s total cash compensation multiplier of 1.2 for long-term equity incentive awards for his position. Based on the financial results and a subjective evaluation of Mr. Neve’s performance related to his talent development objective, a cash performance bonus payment of 92% of base salary was awarded to Mr. Neve for 2006 and paid in 2007.

Gary A. Krow.   Mr. Krow served as Executive Vice President and President of Comdata during 2006. In 2006, Mr. Krow’s base salary was increased by 7% to $375,000 to bring the base salary to the 61st percentile of salary survey data, in recognition and reward for the continued strong performance of the Comdata business. Further, in 2006, Mr. Krow was granted a long-term equity incentive award with a present cash value of $960,000, based on the Compensation Committee’s total cash compensation multiplier of 1.3 for long-term equity incentive awards for his position. Based on financial results and a subjective evaluation of Mr. Krow’s performance related to his talent development and six sigma objectives, a cash performance bonus payment of 96% of base salary was awarded to Mr. Krow for 2006 and paid in 2007.

Gary M. Nelson.   Mr. Nelson served as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary during 2006. In 2006, the Compensation Committee increased Mr. Nelson’s base salary by 11% to $350,000 in order to bring the base salary to the 50th percentile of salary survey data. In 2006, Mr. Nelson also was granted a long-term equity incentive award with a present cash value of $700,000, based on the Compensation Committee’s total cash compensation multiplier of 1.2 for long-term equity incentive awards for his position. Based on the financial results and a subjective evaluation of Mr. Nelson’s performance related to his talent development objective, a cash performance bonus payment of 78% of base salary was awarded to Mr. Nelson for 2006 and paid in 2007.

Robert J. Severson.   Mr. Severson retired as Senior Vice President, Corporate Technology, effective December 31, 2006. In 2006, the Compensation Committee maintained Mr. Severson’s base salary at $250,000 because it was deemed by the Compensation Committee as competitive with similar positions at companies in our peer group. The Compensation Committee further granted Mr. Severson a long-term equity incentive award with a present cash value of $225,000, using our internal grant guidelines for senior vice presidents and accounting for the level of his responsibilities within Ceridian. At a meeting held on December 14, 2006, in anticipation of his retirement and based on the projected financial results of the Company and a subjective evaluation of Mr. Severson’s performance related to his talent development objective, a cash performance bonus payment of 40% of base salary was awarded to Mr. Severson for 2006.

Ronald L. Turner.   Mr. Turner served as President and Chief Executive Officer until his retirement effective October 20, 2006. His compensation for 2006 was determined during an executive session of the Compensation Committee to evaluate his performance. For 2006, Mr. Turner’s annual base salary was increased 3.4% to $750,000. The decision to increase his annual base salary was made after reviewing competitive base salary information for chief executive officers pursuant to the Compensation Committee’s practice. At the same time, the Compensation Committee granted Mr. Turner a long-term equity incentive award with a present cash value of $3,400,000, based on the Compensation Committee’s total cash compensation multiplier of 2.0 for long-term equity incentive awards for his position.

In connection with Mr. Turner’s retirement, the Compensation Committee agreed to consider a pro rata bonus for his 2006 service. At a meeting held on September 20, 2006, the Compensation Committee approved a bonus payment of $752,568 for Mr. Turner, reflecting 125% of his base salary and paid pro rata based on the number of days served as President and Chief Executive Officer in 2006. The amount of Mr. Turner’s cash performance bonus was determined based upon an eight month review of our financial performance and forecasted year end financial performance, and the Compensation Committee’s subjective review of his performance against his talent development objective.

Mr. Turner was a participant in our defined benefit pension plan and our non-qualified defined benefit equalization plan, and was provided an individual defined benefit SERP. The terms of the SERP were negotiated when Mr. Turner assumed the position of President, Chief Executive Officer and Chairman of the Board. At that time, the Compensation Committee believed that SERP benefits were a competitive practice and were necessary to attract and retain chief executive officers.

2007 Compensation Actions for Named Executives.

In February 2007, the Compensation Committee granted annual performance bonus awards for 2006 performance to Messrs. Krow, Nelson and Neve, as described above, and provided 2007 annual base salary increases for Messrs. Krow and Nelson. Mr. Krow’s base salary was increased 33% from $375,000 to $500,000 to align this salary with that of a principal executive of a subsidiary. The Compensation Committee believes that this characterization better reflects the nature of Mr. Krow’s position. Mr. Nelson’s base salary was increased 4% from $350,000 to $365,000.

In addition, in February 2007, the Compensation Committee provided Mr. Krow with a one-time 72,993 restricted stock unit retention award which vests in full upon the third anniversary of the date of grant, and established for 2007 his target annual cash performance bonus percentage at 100% of his base salary, with a threshold bonus percentage equal to 70% of his base salary and a maximum possible bonus equal to 130% of his base salary to further align his compensation with that of a principal executive of a subsidiary.

In March 2007, we entered into a mutual termination agreement with Mr. Neve pursuant to which Mr. Neve resigned as an officer of Ceridian. The terms of the mutual termination agreement provided for payments contemplated by Mr. Neve’s employment agreement for a termination without cause and also provided for the accelerated vesting of unvested stock options and restricted stock and restricted stock units held by Mr. Neve. The Board determined that the vesting of such unvested awards was appropriate in light of the contributions Mr. Neve made to the financial organization of Ceridian.

Further, in March 2007, we hired Gregory Macfarlane as Executive Vice President and Chief Financial Officer to succeed Mr. Neve. The Compensation Committee provided Mr. Macfarlane with the following compensation:

•       an annualized base salary of $350,000;

•       an annual cash performance bonus in 2007 with a target bonus at 70% of his base salary, a threshold bonus equal to 50% of his base salary and a maximum possible bonus equal to 90% of his base salary, pursuant to criteria to be established by the Compensation Committee;

•       a supplemental annual cash payment in lieu of additional perquisites in the amount of $25,000;

•       a non-qualified stock option award to purchase 40,750 shares of the Company’s common stock granted on March 26, 2007 (the commencement date of his employment), with an exercise price of $33.07 equal to the fair market value of the Company’s common stock as of the close of business on March 26, 2007, which will vest ratably in 33-1/3% increments on March 26, 2008, 2009 and 2010;

•       a 17,250 share restricted stock award granted on March 26, 2007, which will vest ratably in 33-1/3% increments on March 26, 2008, 2009 and 2010;

•       a $150,000 cash signing bonus; and

•       an annual SERP contribution to an account in Mr. Macfarlane’s name in our Deferred Compensation Plan in the amount of 8% of his annual base salary and annual cash performance bonus award.

After reviewing competitive data, the Compensation Committee established Mr. Macfarlane’s total base salary and annual performance bonus at approximately the 50th percentile of comparative market data. The stock option award and 7,250 shares of restricted stock were awarded to Mr. Macfarlane with present cash value of approximately $684,000, based on the Compensation Committee’s total cash compensation multiplier of 1.1 for long-term equity incentive awards for his position. The signing bonus and 10,000 shares of restricted stock were awarded to compensate Mr. Macfarlane for the loss of stock options and restricted stock that would be forfeited at his prior employer. Mr. Macfarlane also received an employment agreement in the form recently provided to certain newly hired senior executives.

On March 28, 2007, the Compensation Committee also set annual cash performance bonus criteria for Ms. Marinello and Messrs. Krow and Nelson.

Compensation Committee Report

The Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with Ceridian’s management. Based upon the review and discussions noted above, the Compensation and Human Resources Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Compensation and Human Resources Committee

Nicholas D. Chabraja, Chair
Ronald T. LeMay
Richard Szafranski
Alan F. White

Executive Compensation

Summary Compensation Table.

The following table summarizes the compensation awarded to, paid to or earned by the named executives in 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Kathryn V. Marinello(5)	2006	$138,000	$950,000		$225,646	$165,253	$0	$0	$66,040	$1,544,939
President and Chief Executive Officer
Douglas C. Neve(6)	2006	400,000	0		221,308	530,239	369,048	0	128,486	1,649,081
Former Executive Vice President and Chief Financial Officer
Gary A. Krow	2006	371,561	0		229,177	436,104	360,750	0	126,924	1,524,516
Executive Vice President and President of Comdata
Gary M. Nelson	2006	344,615	0		226,209	447,264	273,611	0	96,857	1,388,556
Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Robert J. Severson(7)	2006	255,807	0		120,406	269,740	100,000	281,483	72,439	1,100,053
Former Senior Vice President, Corporate Technology
Ronald L. Turner(8)	2006	617,153	752,568	(9)	1,685,404	3,813,310	0	2,423,018	501,456	9,972,909
Former President and Chief Executive Officer

(1)                Represents the recognized FAS 123R expense in 2006 of stock option, restricted stock, and restricted stock unit awards granted in 2006 and prior years, as indicated in the table below. Assumptions used in the calculation of these amounts are included in footnote 8 to our audited financial statements included in the Original Filing.

Name and Year of Award	Restricted Stock and Restricted Stock Units Award Expense ($)	Stock Option Expense ($)
Kathryn V. Marinello
2006 Award	$225,646	$165,253
Douglas C. Neve
2005 Award	134,627	343,440
2006 Award	86,681	186,799
TOTAL:	221,308	530,239
Gary A. Krow
2003 Award	5,167	2,923
2004 Award	66,952	66,119
2005 Award	72,138	184,064
2006 Award	84,920	182,998
TOTAL:	229,177	436,104
Gary M. Nelson
2003 Award	3,448	1,952
2004 Award	44,635	44,082
2005 Award	43,556	111,113
2006 Award	134,570	290,117
TOTAL:	226,209	447,264
Robert J. Severson
2003 Award	1,239	987
2004 Award	18,724	20,143
2005 Award	21,722	78,875
2006 Award	78,721	169,735
TOTAL:	120,406	269,740

Ronald L. Turner
2003 Award	15,093	10,577
2004 Award	245,434	278,205
2005 Award	234,907	959,835
2006 Award	1,189,970	2,564,693
TOTAL:	1,685,404	3,813,310

(2)                With the exception of Mr. Severson, the amounts in column (g) represent annual cash performance bonus plan payments earned by the named executives in 2006 and paid in 2007. In our previous proxy statements, amounts earned under our annual cash performance bonus plans were reported as a “bonus”. For Mr. Severson, on December 14, 2006, the Compensation Committee awarded him a cash performance bonus for service in 2006. The bonus award was based on the performance bonus targets established for Mr. Severson and his performance against those targets to date and our projected financial performance through the end of 2006.

(3)                Represents the change in pension value for Messrs. Turner and Severson, the only named executives eligible for the tax-qualified and non tax-qualified defined benefit pension plans. Additional discussion of these plans and the method and assumptions used to calculate amounts thereunder can be found in the “Executive Compensation” section of this report under the heading “Pension Benefits.”

(4)                The amounts shown in this column include the following:

Name	Cash In Lieu of Other Perks(a)	401(k) Match(b)	Restoration Match(c)	Supplemental Match(d)	Use of Corporate Aircraft(e)	Long-Term Care Insurance(f)	Other Personal Benefits(g)
Kathryn V. Marinello	$45,000	$0	$0	$11,040	$0	$0	$10,000
Douglas C. Neve	25,000	8,800	23,200	57,600	161	6,975	6,750
Gary A. Krow	25,000	8,800	21,462	53,562	0	8,918	9,182
Gary M. Nelson	17,000	8,800	15,825	45,249	0	9,983	0
Robert J. Severson	15,288	3,300	2,310	0	99	178	51,442
Ronald L. Turner	37,212	3,300	0	0	47,543	9,162	404,239

(a)                We provide a cash payment in lieu of certain perquisites to our executives.

(b)               Reflects amount of contributions to qualified 401(k) plans offered to all employees.

(c)                We provide for supplemental 401(k) restoration employer matching contributions of up to 4% of gross pay above government-imposed compensation limits for participants to our deferred compensation plan. Mr. Turner was not eligible for this restoration match as he was not employed at the end of 2006.

(d)               We provide defined contribution supplemental executive retirement plan (SERP) employer contributions to our deferred compensation plan that vest in three years from the date of contribution. Messrs. Turner and Severson were not eligible for the defined contribution SERP.

(e)                In accordance with Securities and Exchange Commission regulations, we report the use of our airplane by our named executives as a perquisite or other personal benefit unless it is “integrally and directly related” to the performance of the executive’s duties. The amounts we report in the table above are consistent with this standard. The SEC rules require that we report such use based upon Ceridian’s aggregate incremental cost. We estimate the incremental cost to Ceridian of use of our airplane based upon the cost of fuel, trip related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other miscellaneous variable costs. Since our airplane is used primarily for business travel, fixed costs that do not change based upon usage, such as pilots’ salaries, annual lease costs and cost of maintenance not related to trips, are not deemed to be incremental cost to Ceridian for personal use of the aircraft. The aggregate incremental cost to Ceridian for the personal use of our airplane is attributed to the individual. Any additional direct incremental cost that is incurred by us from the personal use of our airplane by a spouse or family member who may be accompanying a director or executive is also attributed to that individual.

(f)                 Represents employer-paid premiums to long-term care insurance policies.

(g)                For Ms. Marinello, the amount represents payment of fees to legal counsel representing Ms. Marinello in the negotiation of her employment agreement. For Mr. Neve, the amount represents the cost of the executive physical program. For Mr. Krow, the amount represents income recognized for reimbursement of travel expenses for his spouse to attend corporate events. For Mr. Turner, the amount includes $84,041 of premiums paid by the Company for an endorsed split dollar life insurance arrangement, $80,000 representing release of our interest in a country club membership effective with his retirement, $6,763 in personal use of a corporate country club membership, $949 in expense for a home security system, $16,621 for the executive physical program, $111,779 in final payout of vested accrued personal days off effective with his retirement, and $104,086 paid as a first installment of his accrued account under our deferred compensation plan. For Mr. Severson, the amount represents the pre-payment of his vested accrued personal days off effective with his retirement.

(5)                Ms. Marinello joined Ceridian on October 20, 2006 as President and Chief Executive Officer. The amount in column (d) reflects a one-time cash sign-on bonus.

(6)                Mr. Neve resigned as an officer of Ceridian effective March 8, 2007.

(7)                Mr. Severson retired from Ceridian effective December 31, 2006. As a result of his retirement, Mr. Severson forfeited 4,074 shares of restricted stock that had not vested as of his retirement date.

(8)                Mr. Turner retired from Ceridian effective October 20, 2006. As a result of his retirement, Mr. Turner forfeited 46,624 shares of restricted stock that had not vested as of his retirement date.

(9)                On September 20, 2006, the Compensation Committee awarded Mr. Turner a pro rata bonus based upon 293 days of service in 2006. The discretionary bonus award was based upon the performance bonus targets established for Mr. Turner and his performance against those targets to date and our projected performance through year end based upon our financial performance as of August 31, 2006. The amount of Mr. Turner’s bonus equaled 125% of his pro-rated annualized base salary for 2006.

Grants of Plan-Based Awards.

As discussed in the “Compensation Discussion and Analysis” section above, we provide for annual cash performance bonus awards and long-term equity incentive awards consisting of stock option awards and restricted stock and/or restricted stock unit awards to our named executives. The following table provides information on each grant made to a named executive under any plan during 2006. No consideration was paid by the named executive to receive any of the awards listed below.

GRANTS OF PLAN-BASED AWARDS

		Approval Date (if different than	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date(1)	Grant Date)(1)	Threshold ($)	Target ($)	Maximum ($)	Units (#)(3)	Options (#)(4)	Awards ($/Sh)(5)	Awards ($)
(a)	(b)		(c)	(d)	(e)	(i)	(j)	(k)	(l)
Kathryn V. Marinello(6)	N/A		$780,000	$1,072,500	$1,365,000			$	$
	10/20/06	10/01/06				162,790			3,849,984
	10/20/06	10/01/06					352,361	23.65	2,819,557
Douglas C. Neve	N/A		200,000	320,000	440,000
	02/17/06					13,290			343,015
	02/17/06						79,610	25.81	739,203
Gary A. Krow	N/A		187,500	300,000	412,500
	02/17/06					13,020			336,046
	02/17/06						77,990	25.81	724,161
Gary M. Nelson	N/A		175,000	245,000	315,000
	02/17/06					9,490			244,937
	02/17/06						56,870	25.81	528,055
Robert J. Severson	N/A		62,500	100,000	150,000
	02/17/06					3,050			78,721
	02/17/06						18,280	25.81	169,735
Ronald L. Turner	N/A		600,000	825,000	1,050,000
	02/17/06					46,105			1,189,970
	02/17/06						276,210	25.81	2,564,693

(1)              On October 1, 2006, we entered into an employment agreement with Ms. Marinello relating to Ms. Marinello’s service as President and Chief Executive Officer. The employment agreement details the terms of Ms. Marinello’s annual cash performance award and long-term equity awards approved on the effective date of the agreement. The actual grant date of the long-term equity awards was October 20, 2006, the first day of Ms. Marinello’s employment with Ceridian.

(2)              Other than with respect to Ms. Marinello, as described in footnote (1) above, these columns show the range of payouts targeted for 2006 performance under our annual cash performance bonus plan. The bonus payments for 2006 performance have been made based on the metrics described in the Compensation Discussion and Analysis and are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(3)              “All Other Stock Awards” consist of restricted stock awards and/or restricted stock unit awards granted under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended.

(4)              “All Other Option Awards” consist of non-qualified stock option awards granted under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended.

The stock options granted to the named executives have a “reload” feature, meaning a reload option is granted when an option is exercised and payment of the exercise price is made by delivery of previously owned shares of Ceridian common stock. Each reload option is granted for the number of shares of Ceridian common stock tendered as payment for the exercise price and tax withholding of the underlying option. The exercise price of a reload option is equal to the fair market value (closing price on the New York Stock Exchange) of a share of Ceridian common stock on the date of grant. A reload option is exercisable in full on the date of grant and expires on the same date as the underlying option. No reload options were granted to a named executive in 2006.

(5)              The exercise price of each option is equal to the market value (closing price on the New York Stock Exchange) of a share of Ceridian common stock on the date of grant.

(6)              Pursuant to the terms of Ms. Marinello’s employment agreement, the annual cash performance bonus, if any, to be received by Ms. Marinello for services rendered in 2006 will be reflected in the 2007 annual cash performance bonus, if any. The amounts listed under the column caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for Ms. Marinello reflects the amount of a 2007 annual cash performance bonus multiplied by 1.25 to reflect approximately 15 months of service to be provided by Ms. Marinello in 2006 and 2007.

Outstanding Equity Awards at Fiscal Year-End.

The following table provides information concerning unexercised stock options, restricted stock or restricted stock units that have not vested, and other equity incentive awards held by a named executive and remain outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)		(e)	(f)	(g)		(h)
Kathryn V. Marinello	0	352,361	(3)	$23.65	10/20/11			$
						57,082	(3)	1,597,154
						105,708	(3)	2,957,710
Douglas C. Neve(4)	55,105	110,210	(5)	18.16	02/24/10
		79,610	(6)	25.81	02/17/11
						18,370	(5)	513,993
						13,290	(6)	371,854
Gary A. Krow		23,843	(7)	20.56	01/31/09
		59,066	(5)	18.16	02/24/10
		77,990	(6)	25.81	02/17/11
						3,975	(7)	111,221
						9,843	(5)	275,407
						13,020	(6)	364,300
Gary M. Nelson	40,404			20.35	10/21/08
	53,872			14.80	10/20/09
	50,750			14.55	01/21/08
	31,794	15,896	(7)	20.56	01/31/09
	17,829	35,656	(5)	18.16	02/24/10
		56,870	(6)	25.81	02/17/11
						2,650	(7)	74,147
						5,943	(5)	166,285
						9,490	(6)	265,530
Robert J. Severson(8)	23,480			17.33	01/05/08
	26,665			14.55	01/21/08
	20,000			20.56	01/31/09
	26,665			18.16	02/24/10
	13,468			21.32	09/18/08
	26,936			20.35	10/21/08
	20,202			14.80	10/20/09
		18,280	(6)	25.81	02/17/11
						3,050	(6)	85,339
Ronald L. Turner(8)		276,210	(6)	25.81	02/17/11
						46,105	(6)	1,290,018

(1)           Represents grants of non-qualified stock options under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended, or the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan. Except as indicated in note 3 below, so long as the named executive remains employed by Ceridian, the non-qualified stock option grants have 3-year elapsed time vesting schedules, with one-third cumulative vesting on the first, second and third anniversary of the date of grant. The exercise price is determined based on the closing price on the New York Stock Exchange of a share of Ceridian common stock on the date of grant. Stock options granted prior to 2001 expire ten years from the date of grant; stock options granted in 2001 and beyond expire five years from the date of grant.

(2)           Represents grants of restricted stock and restricted stock units under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended, or grants of restricted stock under the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan. Except as indicated in note 3 below, so long as the named executive remains employed by the Company, one-third of the restricted stock and restricted stock units vests on the first, second and third anniversary of the date of grant.

(3)           Subject to Ms. Marinello’s continued employment, all option and restricted stock awards vest one-third each year on October 1, 2007, 2008 and 2009. Pursuant to the terms of Ms. Marinello’s employment agreement, if Ms. Marinello’s employment is terminated by us without cause or by Ms. Marinello for good reason before October 1, 2007, and if Ms. Marinello executes (and does not effectively rescind) a release of all claims against the Company, then 33-1/3% of the non-qualified stock option and restricted stock awards listed in the table will become fully vested and exercisable. “Cause” and “good reason” have the meanings set forth in Ms. Marinello’s employment agreement.

(4)           In connection with the mutual termination agreement entered into with Mr. Neve on March 8, 2007, all of Mr. Neve’s unvested outstanding equity listed in the table vested on March 24, 2007. Such vested stock option awards remain exercisable for ninety (90) days from March 8, 2007.

(5)           One half of the remaining award vests on each of February 24, 2007 and 2008.

(6)           One third of the award vests on each of February 17, 2007, 2008 and 2009.

(7)           The award vests on January 31, 2007.

(8)           Messrs. Turner and Severson retired on October 20, 2006 and effective December 31, 2006, respectively. As a result of their retirements and pursuant to the terms of their award agreements, all unvested stock options which were granted prior to 2006 became immediately exercisable in full, and all outstanding unvested restricted stock awards were forfeited. All outstanding unvested restricted stock units and all unvested stock options granted in 2006 will continue to vest according to the original vesting schedule. As Mr. Severson was employed by Ceridian on December 31, 2006, any acceleration of vesting or forfeiture of awards occurred in 2007 following his retirement. Such vested stock option awards remain exercisable for the remainder of their original terms.

Option Exercises and Stock Vested.

The following table provides information concerning each exercise of stock options and vesting of restricted stock or restricted stock units during 2006 for each named executive on an aggregate basis.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Kathryn V. Marinello	0	$0	0	$0
Douglas C. Neve	0	0	9,185	236,055
Gary A. Krow	498,759	4,241,322	13,120	328,822
Gary M. Nelson	215,067	1,707,096	8,440	211,330
Robert J. Severson	52,121	391,515	4,075	100,942
Ronald L. Turner	2,252,171	16,144,027	42,935	1,075,983

(1)          The aggregate dollar value realized on exercise is the difference between the market price on the date of exercise of the shares of Ceridian common stock underlying the option exercised and the exercise price of such option, multiplied by the number of shares of Ceridian common stock subject to the option exercised.

(2)          The aggregate dollar value realized on vesting is the market price of the underlying Ceridian common stock on the vesting date multiplied by the number of shares or units vested.

Pension Benefits.

Messrs. Turner and Severson were the only named executives covered by tax-qualified and non tax-qualified defined benefit pension plans in 2006. We maintain a tax-qualified defined benefit pension plan for certain of our U.S. employees that is funded by employee and employer contributions, which has been closed to new participants since January 2, 1995. The amount of the annual benefit under the plan is based upon an employee’s average annual compensation (salary and annual bonus) during the employee’s highest consecutive five-year earnings period with Ceridian (or Ceridian’s predecessor) while participating in the plan (“final average pay”). The normal retirement benefit is payable as a monthly annuity at age 65. It is equal to 1.2% of final average pay multiplied by years of credited service, plus 0.4% of final average pay above the breakpoint multiplied by years of credited service (up to 30 years maximum). The breakpoint is equal to 125% of Social Security Covered Compensation (the 35-year average of the Social Security taxable wage base prior to retirement). Early retirement benefits are available to employees who are age 55 with at least 10 years of continuous service. The normal retirement benefit is reduced by 2% (for benefits calculated under the 1.2% part of the formula) and 3% (for benefits calculated under the 0.4% part of the formula) for each year that benefit payments begin prior to age 65. Benefits are payable under a variety of annuity options and also a lump sum option.

Because the Internal Revenue Code of 1986, as amended, limits the annual benefit that may be paid from tax-qualified plans such as our pension plan, the Ceridian Corporation Benefit Equalization Plan was established to provide retirees participating in the pension plan with supplemental benefits so that they will receive, in the aggregate, the benefits they would have been entitled to receive under the pension plan had these limits not been in effect. Benefit Equalization Plan benefits accrued on or before December 31, 2005 are paid based on the form of payment elected for qualified plan benefits. Benefit Equalization Plan benefits accrued after December 31, 2005 are paid out as a lump sum following a six-month waiting period as required under Section 409A of the Internal Revenue Code of 1986, as amended. A benefit protection trust has been established and partially funded by Ceridian to pay benefit equalization plan benefits to participants whose employment terminated after December 1, 1994. A separate benefit protection trust was also established and partially funded by Ceridian for the benefits paid to Mr. Turner under the Benefit Equalization Plan. Assets in each of these trusts remain subject to the claims of our general creditors in the event of our insolvency but otherwise will be used only to pay benefit equalization benefits and related expenses.

In addition to the plans listed above, Mr. Turner’s employment agreement provided for a supplemental executive retirement plan benefit payable to him following termination of employment provided that he does not breach his confidentiality, non-compete, non-recruitment and non-disparagement obligations. This SERP benefit was paid in the form of a lump sum payment equal to the then present value of Mr. Turner’s normal monthly pension for his lifetime that starts during the fourth month after his employment is terminated. Because Mr. Turner was at least age 60 at the time of the payment, the monthly benefit is equal to one-twelfth of 2.5 percent of his final average pay for each year of service, minus any payments he receives under our pension plan and Benefit Equalization Plan, and then converted to a lump-sum equivalent for payment. The lump sum benefit is calculated using the same interest and mortality assumptions as used for the qualified pension plan.

The following table provides information concerning each defined benefit plan that provides for payments or benefits at, following, or in connection with retirement of Messrs. Turner and Severson.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Ronald L. Turner	Ceridian Corporation Retirement Plan	13.86	$434,060	$0
	Ceridian Corporation Benefit Equalization Plan	13.86	2,190,250	0
	SERP	14.00	2,613,136	0
Robert J. Severson	Ceridian Corporation Retirement Plan	29.35	802,715	0
	Ceridian Corporation Benefit Equalization Plan	29.35	527,626	0

(1)          Years of service for purposes of the tax-qualified pension plan and non tax-qualified Benefit Equalization Plan are based on actual service with the Company, and do not include any additional or supplemental service credit. Years of service for determination of Mr. Turner’s SERP are rounded to the full year per his employment agreement.

(2)          The assumptions used to calculate the present value of the accumulated benefit are the same assumptions as those used for the valuation of the plan liabilities in the most recent annual report. These include a 5.75% discount rate and a 5% lump sum interest rate. Retirement age is assumed to be age 65. Since Mr. Turner has already retired and has elected payment of his benefits as a lump sum, the values are based on his actual lump sum payments, discounted to the fiscal year-end measurement date.

As a result of Mr. Turner’s retirement, in January 2007, Mr. Turner was paid $3,986,689 in a lump sum cash payment representing his full tax-qualified pension plan benefit and a partial payment of his non tax-qualified pension benefits from the Benefit Equalization Plan and pursuant to the SERP provisions of his employment agreement. A final payment of his non tax-qualified pension benefits was paid in 2007, following a six-month waiting period as required under Section 409A of the Internal Revenue Code of 1986, as amended.

As a result of Mr. Severson’s retirement effective December 31, 2006, he became eligible to receive payment from both the tax-qualified and non tax-qualified pension plans. Mr. Severson has elected to receive his benefit in the form of a 100% Joint and Survivor annuity, with a portion of the accrued benefit under the Benefit Equalization Plan to be paid in a lump sum following a six-month waiting period as required under Section 409A of the Internal Revenue Code of 1986, as amended.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans.

We sponsor a non tax-qualified deferred compensation plan that allows certain executives, including the named executives, to defer up to 100% of their annual base salary and annual cash performance bonus award into investment accounts. Gains and/or losses on these investment accounts mirror the gains and/or losses on the actual underlying investment funds. In addition, all of the named executives (except for Mr. Severson) were eligible to select a phantom investment fund in the plan that mirrors our common stock. If there is an investment into this phantom common stock fund, the named executive would receive a matching contribution equal to 15% of the executive’s contribution to that investment. Once an election is made into this phantom common stock investment, the executive cannot move funds out of this investment until termination of employment. Accounts are paid at termination of employment; however, at the time of the voluntary election to defer, the executive may elect an in-service distribution date for a lump sum payment. Payments following termination of employment are made in a single lump sum unless the executive is at least age 55 with 10 years of service at termination and has elected to receive the account in annual installments.

We also sponsor a 401(k) restoration plan that matches employee contributions made to our tax-qualified 401(k) plan of up to 4% of gross pay above the IRS-imposed compensation limits for participants. All contributions to the 401(k) restoration plan are immediately 100% vested. In addition, we provide a non tax-qualified supplemental executive retirement plan employer contribution for Ms. Marinello, Messrs. Neve, Krow and Nelson, and certain other senior executives. The SERP employer contribution is calculated at 8% of the named executive’s base salary and target annual cash performance bonus award. The SERP contribution generally vests on the second anniversary of the date of credit. Both types of employer contributions are credited as of the last day of the calendar year into the account of the named executive in the deferred compensation plan. Accounts are paid at termination of employment in a single lump sum unless the executive is at least age 55 with 10 years of service at termination and has elected to receive the account in annual installments. Unvested amounts are forfeited upon termination of employment.

The following table provides information concerning our non-qualified defined contribution plan and other non-qualified deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified to a named executive.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Kathryn V. Marinello	$0	$11,040	$0	$0	$11,040
Douglas C. Neve	0	80,800	4,956	0	117,971
Gary A. Krow	367,042	75,024	323,895	0	2,965,034
Gary M. Nelson	25,250	61,074	66,885	0	654,310
Robert J. Severson	156,212	2,310	121,396	0	1,148,614
Ronald L. Turner(2)	185,000	0	135,057	104,086	1,193,250

(1)          With the exception of Mr. Severson, amounts in this column reflect deferrals of annual cash performance bonus awards earned in 2005 and deferred in 2006. For Mr. Severson, $116,212 of the amount shown relates to his 2005 cash performance bonus award and $40,000 relates to deferral of base salary earned in 2006. The base salary deferral is included in the “Salary” column in the Summary Compensation Table above.

(2)          There are 13 “deemed” investment vehicles, including Ceridian common stock, to which to credit investment gains and/or losses. Gains and/or losses are based on the actual investment experience of the underlying investment; no above market earnings are credited. Prior to January 1, 1999, an active participant could invest in an account that mirrors prime rate returns. This investment choice was frozen on that date, and Mr. Krow is the only named executive with a small portion of his accrued account deemed to be invested in the prime rate investment option. If the named executive chooses to invest in an account that mirrors Ceridian common stock, we make a one-time 15% matching contribution based on the amount of the executive’s contribution to that investment. No named executive elected to invest in the investment that mirrors Ceridian common stock in 2006, therefore no employer matching contribution was made in 2006.

(3)          Mr. Turner elected to receive the proceeds of his account under the Deferred Compensation Plan in 10 annual installments. Following Mr. Turner’s retirement on October 20, 2006, his first installment payment was made from his account in the Deferred Compensation Plan representing one-tenth of his pre-2005 accrued account balance.

Potential Payments upon Termination or Change-in-Control.

We have entered into employment agreements and maintain benefit plans and programs that would require us to provide certain benefits and payments to Ms. Marinello and Messrs. Krow and Nelson in the event of termination of employment under specific circumstances. The amount of compensation payable to Ms. Marinello and Messrs. Krow and Nelson in each situation is listed in the tables below. We had employment agreements with Messrs. Turner and Neve. The payments associated with Mr. Turner’s retirement are also described below. Mr. Neve’s employment agreement provided for the same benefits as described for Messrs. Krow and Nelson below. Pursuant to the terms of a mutual termination agreement, Mr. Neve resigned as an officer effective as of March 8, 2007. The terms of the mutual termination agreement provided for payments contemplated by Mr. Neve’s employment agreement for a termination without cause and also provided for the accelerated vesting of unvested stock options and restricted stock and restricted stock units held by Mr. Neve.

Each employment agreement has an initial three-year term and automatically renews for successive additional one-year terms on each anniversary date of the agreement. The employment agreements differ between these executives; significant differences are noted below.

Involuntary Termination, Death and Disability.

Involuntary Termination.   If we terminate Ms. Marinello without cause and a release of claims is signed by her, she will be entitled to receive a lump sum payment equal to:

•       30 days’ of annual base salary;

•       two years’ base salary plus the annual cash performance bonus award she otherwise would have received had she remained employed for full year; and

•       a proportionate share of the annual cash performance bonus she would otherwise have received if she had remained employed with Ceridian for the full year in which termination occurred.

In addition, Ms. Marinello’s employment agreement also provides for:

•       the payment of any COBRA health premiums for 18 months; and

•       reasonable reimbursement of outplacement services not to exceed $50,000 for up to 24 months.

Furthermore, the benefits provided upon termination of her employment agreement without cause are also provided upon the termination of her employment agreement for “good reason”, which is generally defined as an adverse change in an executive’s responsibilities, authority, compensation, benefits or working conditions or a material breach by us of her employment agreement.

If we terminate Messrs. Krow and Nelson without cause and a release of claims is signed by the executive, the terminated executive will be entitled to receive a lump sum payment equal to:

•       75 days’ of annual base salary;

•       two years’ base salary plus the annual cash amount paid in lieu of perquisites; and

•       a proportionate share of the annual cash performance bonus the executive would otherwise have received if the executive had remained employed with Ceridian for the full year in which termination occurred.

In addition, we will pay the COBRA health and dental premiums on behalf of the executive for six months. The employment agreements for Messrs. Krow and Nelson also provide for continued premium payment for long-term care insurance coverage for the executive and his spouse and reasonable reimbursement of outplacement services.

Termination due to Death.   If termination occurs due to death, the deceased executive’s estate will be entitled to receive a lump sum payment equal to:

•       for Messrs. Krow and Nelson, one year of base salary plus the annual cash amount paid in lieu of perquisites (Ms. Marinello will receive one year of base salary);

•       for Messrs. Krow and Nelson, the annual cash performance bonus the executive would otherwise have received if he had remained employed with Ceridian for the full year in which termination occurred and “target” goals had been achieved;

•       a proportionate share of the annual cash performance bonus the executive would otherwise have received for the year in which termination occurred and “target” goals had been achieved; and

•       for Messrs. Krow and Nelson, continued premium payments for long-term care insurance coverage for the executive’s spouse.

Termination due to Disability.   If termination occurs due to disability, the terminated executive will be entitled to receive payment equal to:

•       base pay for six months following the disability;

•       a proportionate share of the annual cash performance bonus the executive would otherwise have received for the year in which termination occurred and “target” goals had been achieved; and

•       for Messrs. Krow and Nelson, continued premium payment for long-term care insurance coverage for the executive and his spouse.

Change of Control Arrangements.   Under the terms of our equity compensation plans, the exercisability of unvested stock options or the vesting of other awards under our stock-based compensation plans accelerate upon a “change of control” of Ceridian.

The employment agreements provide that following a “change of control termination” of the executive, the executive will be entitled to receive a lump sum payment that is equal to (i) the prorated portion of the executive’s bonus that was earned at “target” levels for the year termination occurs, and (ii) three times the following:

•       twelve months’ base salary;

•       any bonus the executive would have received under all applicable Ceridian annual cash performance bonus programs for the year in which the termination occurs had “superior” goals been achieved;

•       for Ms. Marinello only, the annual cash performance bonus she would have received had she remained employed with Ceridian for the full year;

•       for Messrs. Krow and Nelson, the annual cash amount paid in lieu of perquisites; and

•       the highest annual aggregate amount of the employer contributions into our 401(k) Plan, the 401(k) restoration and the SERP contribution made into the Ceridian Corporation Deferred Compensation Plan in the last three years.

The lump sum payments made to the executives would be in lieu of any other severance payment specified in their employment agreements. In addition, Messrs. Krow and Nelson would each receive continued premium payment for long-term care insurance coverage for the executive and his spouse and “gross-up” payments to put them in the same after-tax position as if no excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, had been imposed. Also, following a change of control termination, Ms. Marinello will receive until age 65 health and dental benefits and Messrs. Krow and Nelson will receive until age 65 similar group health and welfare benefits as the executive received immediately prior to the change of control. Outplacement services (up to $50,000 for Ms. Marinello), relocation and attorney’s fees would also be provided in certain circumstances.

For purposes of the discussion above, a “change of control” is generally defined as any of the following:

•       a merger or consolidation involving Ceridian if less than 60 percent of its voting stock after the business combination is held by persons who were stockholders before the business combination;

•       ownership by a person or group acting in concert of at least 20 percent of our voting securities, excluding acquisition by us, or our benefit plans;

•       a sale of substantially all of our assets;

•       approval by our stockholders of a plan for the liquidation of our company;

•       a change in the composition of the Board such that the current Board or those members of the Board (other than a director whose initial assumption of office was in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of Ceridian) who were elected or appointed by, or on the nomination or recommendation of, at least a two-thirds (2/3) majority of the then-existing directors who either were directors on the date of the employment agreement or were previously so elected or appointed cease for any reason to constitute at least a majority of the Board; or

•       any other events or transactions that our Board determines constitute a change of control.

The term “change of control termination” refers to either of the following if it occurs within two years of a “change of control” of Ceridian:

•       termination of an executive’s employment by us for any reason other than conduct that constitutes fraud, theft or embezzlement of our assets, an intentional violation of law involving moral turpitude, or failure to follow our conduct or ethics policies; and

•       the executive terminates employment with us for “good reason,” which is generally defined as an adverse change in an executive’s responsibilities, authority, compensation, benefits or working conditions (including ceasing to be an executive of a publicly-held corporation for Messrs. Krow and Nelson) or a material breach by us of the executive’s employment agreement.

A change of control termination does not include termination of employment due to death or disability, but includes termination in anticipation of a change of control, whether or not the change of control actually occurs.

Potential Payments upon Termination or Change of Control for Named Executives.

Kathryn V. Marinello.   The following table describes the potential termination payments for Ms. Marinello assuming termination on December 31, 2006:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Termination Without Cause/ Termination for Good Reason	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(1)	$0	$1,624,110	$0	$2,373,120	$780,000	$390,000
Short-Term Incentive(2)	0	0	0	0	0	0
Long-Term Incentives Unvested & Accelerated(3)
Stock Options	0	508,576	0	1,525,723	1,525,723	1,525,723
Restricted Stock Awards	0	1,518,307	0	4,554,864	4,554,864	4,554,864
Restricted Stock Units	0	0	0	0	0	0
Benefits and Perquisites
Incremental Non-qualified Retirement(4)	0	0	0	11,040	11,040	11,040
Post-termination Health(5)	0	19,804	0	138,540	0	0
Life Insurance(6)	0	0	0	0	50,000	0
Disability Benefits(7)	0	0	0	0	0	300,492
Accrued Paid Time Off(8)	15,000	15,000	15,000	15,000	15,000	15,000
Outplacement Services(9)	0	50,000	0	50,000	0	0

(1)          Severance for involuntary termination without cause or for good reason is equal to two times the sum of base salary and annual bonus. Severance for change of control termination is three times the sum of: base salary; the earned bonus; a superior bonus; and certain retirement contributions. In the event of involuntary termination without cause, for good reason and change of control, the executive will also be paid for a 30 day notice period. Payment for death is one times base salary. In the event of disability, base salary is continued for six months.

(2)          Annual cash performance bonus award is payable at “target” for involuntary termination without cause, change of control termination, death or disability. Ms. Marinello was not eligible for a cash performance bonus award in 2006.

(3)          Value of “in the money” stock options using the closing price on December 29, 2006 of $27.98. The dollar value of such stock options equals the difference between the December 29, 2006 closing price and the exercise price of the option times the number of shares subject to the option. Stock options and restricted stock awards vest upon a change in control and in the event of death or disability. According to the terms of Ms. Marinello’s employment agreement, one-third of all equity awards granted on October 20, 2006 will vest in the event of termination without cause or for good reason prior to October 1, 2007.

(4)          The unvested portion of the defined contribution supplemental executive retirement plan benefit vests upon change of control, death or disability.

(5)          In an involuntary termination without cause or for good reason, we reimburse the COBRA health insurance coverage for 18 months. The monthly employer cost based on 2007 rates is $1,100. In a change of control termination, we pay a portion of health and dental insurance coverage to age 65. The annual employer cost based on 2007 rates is $9,236. The amount shown in column (e) is based on 15 years of coverage to age 65; assuming a constant annual rate.

(6)          Payout based on Ceridian-paid coverage of $50,000.

(7)          Disability benefits are provided under both an insured and a self-insured policy. The annual benefit is based on 65% of base salary plus bonus, capped at $25,041 per month. The amount shown indicates the annual payment.

(8)          Estimated amount based on current base salary prorated based on the number of unused personal days.

(9)          Reasonable outplacement is provided for involuntary termination without cause, for good reason, and for change of control termination for up to 24 months, capped at $50,000.

Douglas C. Neve.   Although he resigned effective March 8, 2007, the following table describes the potential termination payments for Mr. Neve assuming termination on December 31, 2006:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Termination Without Cause	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(1)	$0	$932,192	$0	$2,863,800	$745,000	$200,000
Short-Term Incentive(2)	0	320,000	0	320,000	320,000	320,000
Long-Term Incentives—Unvested & Accelerated(3)
Stock Options	0	0	0	1,255,016	1,255,016	1,255,016
Restricted Stock Awards	0	0	0	513,993	513,993	513,993
Restricted Stock Units	0	0	0	371,854	371,854	371,854
Benefits and Perquisites
Incremental Non-qualified Retirement(4)	0	0	0	88,842	88,842	88,842
Post-termination Health(5)	0	5,552	0	108,696	0	0
Life Insurance(6)	0	0	0	0	50,000	0
Disability Benefits(7)	0	0	0	0	0	300,492
Accrued Paid Time Off(8)	23,077	23,077	23,077	23,077	23,077	23,077
Long-Term Care(9)	0	108,314	0	108,314	60,194	108,314
Relocation(10)	0	0	0	200,000	0	0
Outplacement Services(11)	0	20,000	0	60,000	0	0
280G Tax Gross-up(12)	0	0	0	1,855,442	0	0

       (1) Severance for involuntary termination without cause is two times base salary plus the annual cash amount paid in lieu of perquisites. Severance for change of control termination is three times base salary, cash in lieu of perquisites, “superior” bonus and certain retirement contributions. In the event of involuntary termination without cause or due to change of control termination, the executive will also be paid for a 75 day notice period. Payment for death is one times base salary, cash in lieu of perquisites, plus earned bonus (assumed at target). In the event of disability, base salary is continued for six months.

       (2) Annual cash performance bonus award is payable at “target” for involuntary termination without cause, change of control termination, death or disability.

       (3) Value of “in the money” stock options using the closing price on December 29, 2006 of $27.98. The dollar value of such stock options equals the difference between the December 29, 2006 closing price and the exercise price of the option times the number of shares subject to the option. Stock options and restricted stock and restricted stock unit awards vest upon a change in control, or in the event of death or disability.

       (4) The unvested portion of the defined contribution supplemental executive retirement plan benefit vests upon change of control, death or disability.

       (5) In an involuntary termination without cause, we reimburse the COBRA health and dental insurance premiums for six months. The monthly employer cost based on 2007 rates is $925. In a change of control termination, we pay a portion of health, dental, life and accidental death & disability insurance coverage to age 65; the annual employer cost based on 2007 rates is $7,764. The amount shown in column (e) is based on 14 years of coverage to age 65; assuming a constant annual rate.

       (6) Payout based on Ceridian-paid coverage of $50,000.

       (7) Disability benefits are provided under both an insured and a self-insured policy. The annual benefit is based on 65% of base salary plus bonus, capped at $25,041 per month. The amount shown indicates the annual payment.

       (8) Estimated amount based on current salary prorated based on the number of unused personal days.

       (9) Total premiums for executive and spouse to fully fund the policy. Upon death of executive, spouse premiums continue to be paid until fully funded.

(10) Out-of-state relocation is paid if it occurs within one year of change of control termination, estimated at $200,000.

(11) Reasonable outplacement is provided for involuntary termination without cause. Reasonable outplacement is provided for change of control termination for up to three years following termination. The estimated annual cost is $20,000.

(12) Estimated gross-up payment to put the executive in the same after-tax position as if no excise taxes under the Internal Revenue Code of 1986, as amended, had been imposed. The estimate assumes Mr. Neve would be subject to the maximum federal and Minnesota income and other payroll taxes, aggregating to an effective tax rate of 42.9%.

On March 8, 2007, we entered into a mutual termination agreement (the “Mutual Termination Agreement”) with Mr. Neve pursuant to which Mr. Neve resigned as an officer of the Company effective March 8, 2007 (the “Termination Date”). The Mutual Termination Agreement terminates Mr. Neve’s employment agreement. Pursuant to the terms of the Mutual Termination Agreement, we paid Mr. Neve a lump sum payment of $82,192, representing 75 days of Mr. Neve’s base annual salary, a lump sum payment of $850,000, representing two years of Mr. Neve’s base salary and annual cash amount in lieu of perquisites, and $20,000 in lieu of outplacement counseling services. As soon as practicable after January 1, 2008, but not later than March 15, 2008, we will pay Mr. Neve $106,667 representing a prorated “target” annual incentive bonus to which he would have otherwise been entitled in respect of fiscal year 2007.

The Mutual Termination Agreement also provides that stock options, restricted stock awards and restricted stock unit awards that had not vested as of the Termination Date vested in full upon the Termination Date. Stock options which are vested as of or upon the Termination Date must be exercised within ninety (90) days of the Termination Date or they will be forfeited.

Gary A. Krow.   The following table describes the potential termination payments for Mr. Krow assuming termination on December 31, 2006:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Termination Without Cause	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(1)	$0	$877,055	$0	$2,688,972	$700,000	$187,500
Short-Term Incentive(2)	0	300,000	0	300,000	300,000	300,000
Long-Term Incentives—Unvested & Accelerated(3)
Stock Options	0	0	0	926,181	926,181	926,181
Restricted Stock Awards	0	0	0	386,628	386,628	386,628
Restricted Stock Units	0	0	0	364,300	364,300	364,300
Benefits and Perquisites
Incremental Non-qualified Retirement(4)	0	0	0	110,153	110,153	110,153
Post-termination Health(5)	0	5,550	0	112,896	0	0
Life Insurance(6)	0	0	0	0	4,200,576	0
Disability Benefits(7)	0	0	0	0	0	300,492
Accrued Paid Time Off(8)	28,846	28,846	28,846	28,846	28,846	28,846
Long-Term Care(9)	0	52,763	0	52,763	27,269	52,763
Relocation(10)	0	0	0	200,000	0	0
Outplacement Services(11)	0	20,000	0	60,000	0	0
280G Tax Gross-up(12)	0	0	0	0	0	0

       (1) Severance for involuntary termination without cause is two times base salary plus the annual cash amount paid in lieu of perquisites. Severance for change of control termination is three times base salary, cash in lieu of perquisites, “superior” bonus and certain retirement contributions. In the event of involuntary termination without cause, the executive will also be paid for a 75 day notice period. Payment for death is one times base salary, cash in lieu of perquisites, plus earned bonus (assumed at target). In the event of disability, base salary is continued for six months.

       (2) Annual cash incentive award is payable at target for involuntary termination without cause, change of control termination, death or disability.

       (3) Value of “in the money” stock options using the closing price on December 29, 2006 of $27.98. The dollar value of such stock options equals the difference between the December 29, 2006 closing price and the exercise price of the option times the number of shares subject to the option. Stock options and restricted stock awards vest upon a change in control or change of control termination, or in the event of death or disability.

       (4) The unvested portion of the defined contribution supplemental executive retirement plan benefit vests upon change of control, death or disability.

       (5) In an involuntary termination without cause, we reimburse the COBRA health and dental insurance premiums for six months. The monthly employer cost based on 2007 rates is $925. In a change of control termination, we pay a portion of health, dental, life and accidental death and disability insurance coverage to age 65; the annual employer cost based on 2007 rates is $8,064. The amount shown in column (e) is based on 14 years of coverage to age 65; assuming a constant annual rate.

       (6) Includes $500,000 from Ceridian-paid life insurance coverage; the remaining would be paid from corporate-owned life insurance purchased to fund the deferred compensation plan and from Company assets.

       (7) Disability benefits are provided under both an insured and a self-insured policy. The annual benefit is based on 65% of base salary plus bonus, capped at $25,041 per month.

       (8) Estimated amount based on current salary prorated based on the number of unused personal days.

       (9) Total premiums for executive and spouse to fully fund the policy. Upon death of executive, spouse premiums continue to be paid until fully funded.

(10) Out-of-state relocation is paid if it occurs within one year of change of control termination, estimated at $200,000.

(11) Reasonable outplacement is provided for involuntary termination without cause. Reasonable outplacement is provided for change of control termination for up to three years following termination. The estimated annual cost is $20,000.

(12)   Estimated gross-up payment to put the executive in the same after-tax position as if no excise taxes under the Internal Revenue Code of 1986, as amended, had been imposed. Assuming a change of control termination occurred on December 31, 2006, Mr. Krow would not have received excess parachute payments and therefore 280G excise tax would not apply.

Gary M. Nelson.   The following table describes the potential termination payments for Mr. Nelson assuming termination on December 31, 2006:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Termination Without Cause	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(1)	$0	$805,918	$0	$2,255,622	$612,000	$175,000
Short-Term Incentive(2)	0	245,000	0	245,000	245,000	245,000
Long-Term Incentives—Unvested & Accelerated(3)
Stock Options	0	0	0	591,498	591,498	591,498
Restricted Stock Awards	0	0	0	240,432	240,432	240,432
Restricted Stock Units	0	0	0	265,530	265,530	265,530
Benefits and Perquisites
Incremental Non-qualified Retirement(4)	0	0	0	89,410	89,410	89,410
Post-termination Health(5)	0	6,601	0	92,792	0	0
Life Insurance(6)	0	0	0	0	598,760	0
Disability Benefits(7)	0	0	0	0	0	300,492
Accrued Paid Time Off(8)	26,923	26,923	26,923	26,923	26,923	26,923
Long-Term Care(9)	0	59,067	0	59,067	32,883	59,067
Relocation(10)	0	0	0	200,000	0	0
Outplacement Services(11)	0	20,000	0	60,000	0	0
280G Tax Gross-up(12)	0	0	0	1,157,340	0	0

       (1) Severance for involuntary termination without cause is two times base salary plus the annual cash amount paid in lieu of perquisites. Severance for change of control termination is three times base salary, cash in lieu of perquisites, “superior” bonus and certain retirement contributions. In the event of involuntary termination without cause, the executive will also be paid for a 75 day notice period. Payment for death is one times base salary, cash in lieu of perquisites, plus earned bonus (assumed at target). In the event of disability, base salary is continued for six months.

       (2) Annual cash performance bonus award is payable at target for involuntary termination without cause, change of control termination, death or disability.

       (3) Value of “in the money” stock options using the closing price on December 29, 2006 of $27.98. The dollar value of such stock options equals the difference between the December 29, 2006 closing price and the exercise price of the option times the number of shares subject to the option. Stock options and restricted stock awards vest upon a change in control or change of control termination, or in the event of death or disability.

       (4) The unvested portion of the defined contribution supplemental executive retirement plan benefit accelerates vesting upon change of control, death or disability.

       (5) In an involuntary termination without cause, we reimburse the COBRA health and dental insurance premiums for six months. The monthly employer cost based on 2007 rates is $1,110. In a change of control termination, we pay a portion of health, dental, life and accidental death and disability insurance coverage to age 65; the annual employer cost based on 2007 rates is $9,276. The amount shown in column (e) is based on 10 years of coverage to age 65; assuming a constant annual rate.

       (6) Includes $50,000 from Ceridian-paid coverage; the remaining to be paid from corporate owned life insurance policy purchased to fund the deferred compensation plan.

       (7) Disability benefits are provided under both an insured and a self-insured policy. The annual benefit is based on 65% of base salary plus bonus, capped at $25,041 per month.

       (8) Estimated amount based on current salary prorated based on the number of unused personal days.

       (9) Total premiums for executive and spouse to fully fund the policy. Upon death of executive, spouse premiums continue to be paid until fully funded.

(10) Out-of-state relocation is paid if it occurs within one year of change of control, estimated at $200,000.

(11) Reasonable outplacement is provided for involuntary termination without cause. Reasonable outplacement is provided for change of control termination for up to three years following termination. The estimated annual cost is $20,000.

(12) Estimated gross-up payment to put the executive in the same after-tax position as if no excise taxes under the Internal Revenue Code of 1986, as amended, had been imposed. The estimate assumes Mr. Nelson would be subject to the maximum federal and Minnesota income and other payroll taxes, aggregating to an effective tax rate of 42.9%.

Robert J. Severson.   The following discusses the payments made or due to be made to Mr. Severson as a result of his retirement effective December 31, 2006:

•       In 2007, Mr. Severson elected to receive his tax-qualified pension plan benefit and a portion of his non tax-qualified plan benefit in the form of a 100% Joint and Survivor annuity. In 2007, Mr. Severson will receive a portion of his non tax-qualified pension benefits from our Benefit Equalization Plan in a lump sum payment. For further information, including estimated payments, see the discussion above under the headings “Executive Compensation—Pension Benefits.”

•       Mr. Severson elected to receive the proceeds of his account under the Deferred Compensation Plan in 15 annual installments. The first installment will occur in 2007, with the remaining fourteen installments paid annually through 2021. For further information, see the discussion above under the headings “Executive Compensation—Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plan.”

•       Mr. Severson received a cash performance bonus in the amount of $100,000 for service and performance in 2006.

•       Upon Mr. Severson’s retirement and pursuant to the retirement provisions of the stock option award agreements entered into with Mr. Severson prior to 2006, 24,442 unvested stock options granted to Mr. Severson accelerated and became fully vested. Upon his retirement and pursuant to the retirement provisions of the stock option award agreement entered into with Mr. Severson in 2006, an additional 18,280 stock options will continue to vest one-third each year following the date of grant. Such stock option awards will remain exercisable for the remainder of their original five year terms.

•       Upon Mr. Severson’s retirement and pursuant to the retirement provisions of the restricted stock unit award agreement, 3,050 restricted stock units will continue to vest one-third each year following the date of grant.

•       Unvested restricted stock awards were forfeited upon his retirement.

•       Mr. Severson became eligible to receive post-retirement medical and dental coverage to age 65 under our early retirement coverage, a benefit available to all retirees who retire between the ages of 55 and 65 with more than 15 years of service. The monthly employer cost based on 2007 rates is $361.66 until age 65. At age 65, Mr. Severson will be eligible to receive coverage under our retiree medical program.

•       Mr. Severson received $51,442, representing the cash value of his accrued personal days off.

Ronald L. Turner.   The following discusses the payments made or due to be made to Mr. Turner as a result of his retirement on October 20, 2006:

•       In January 2007, Mr. Turner was paid $3,986,689 in a lump sum cash payment representing his full tax-qualified pension plan benefit and a partial payment of his non tax-qualified pension benefits from the Ceridian Corporation Benefit Equalization Plan and pursuant to the supplemental executive retirement plan provisions of his employment agreement. A final payment of $1,295,879, representing the remaining portion of his non tax-qualified pension benefits will occur on or after April 21, 2007, following a six-month waiting period as required under Section 409A of the Internal Revenue Code of 1986, as amended. For further information, see the discussion above under the headings “Executive Compensation—Pension Benefits.”

•       Mr. Turner elected to receive the proceeds of his account under the Ceridian Corporation Deferred Compensation Plan in 10 annual installments. Following Mr. Turner’s retirement on October 20, 2006, the first installment was made from his pre-2005 accrued account balance. After April 21, 2007, following a six-month post-retirement waiting period, as required under Section 409A of the Internal Revenue Code of 1986, as amended, Mr. Turner was paid additional installments of his post-2004 accrued account balance. The remaining annual installments will be made until 2015. For further information, see the discussion above under the headings “Executive Compensation—Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plan.”

•       Mr. Turner received a pro rata discretionary bonus in the amount of $752,568 based upon 293 days of service in 2006.

•       Upon Mr. Turner’s retirement and pursuant to the retirement provisions of the stock option award agreements entered into with Mr. Turner prior to 2006, the 279,756 unvested stock options granted to Mr. Turner accelerated and became fully vested. Pursuant to the retirement provisions of the stock option award agreement entered into with Mr. Turner in 2006, an additional 276,210 stock options will continue to vest one-third each year following the date of grant. Such stock option awards will remain exercisable for the remainder of their original five year terms.

•       Pursuant to the retirement provisions of the restricted stock unit award agreement, 46,105 restricted stock units will continue to vest one-third each year following the date of grant.

•       Unvested restricted stock awards were forfeited upon his retirement.

•       In 2002, Mr. Turner was provided an endorsed split dollar life insurance arrangement. The policy was owned by Ceridian and provides a $3 million death benefit to the beneficiary named by Mr. Turner in the event of his death. Pursuant to the terms of the arrangement, upon Mr. Turner’s retirement, we assigned all of our interests and rights to the agreement to Mr. Turner following a six-month post-retirement waiting period as required under Section 409A of the Internal Revenue Code of 1986, as amended.

•       Mr. Turner became eligible to receive post-retirement medical and dental coverage until age 65, at a cost to Mr. Turner of no more than one of our active employees, as outlined in his employment agreement based on his retirement after age 60 with more than 10 years of service. The estimated total cost of this coverage is $91,063. In addition, we will continue to pay the annual premium for long-term care insurance for six years for Mr. Turner and his spouse, valued at $54,209.

•       Mr. Turner received our interest in a country club membership valued at $80,000.

•       Mr. Turner received $111,779, representing the cash value of his accrued personal days off.

Director Compensation

In December 2005, our Board of Directors approved certain changes to the compensation program for non-employee directors to be effective January 1, 2006. No significant revisions had been made to the non-employee director compensation program since 1998, and the proposed changes were made following a comprehensive study of the current director compensation practices of select peer companies. Effective January 1, 2006, the non-employee director compensation program generally provides for:

•       an annual Board retainer of $65,000 payable in cash, restricted stock or deferred restricted stock units;

•       committee chair retainer of $15,000 per year for the Audit Committee and $10,000 per year for the Compensation and Human Resources Committee and Nominating and Corporate Governance Committee payable in cash, restricted stock or deferred restricted stock units;

•       an annual stock option grant with respect to 8,000 shares of Ceridian common stock upon re-election to the Board; and

•       a one-time restricted stock award for shares of common stock with a fair market value of $150,000 upon initial election or appointment to the Board.

Annual Board Retainer and Committee Chair Retainer.   Each non-employee director is requested to make an election prior to the beginning of the year to receive the annual Board retainer and any committee chair retainer in cash, restricted stock or deferred stock. A minimum of 50% of the annual Board retainer must be paid in restricted stock or deferred restricted stock units. Absent an election, the default election is for the annual Board retainer to be paid 50% cash and 50% restricted stock and for any committee chair retainer to be paid 100% in cash. Also, an individual who becomes a non-employee director during the calendar year receives a pro rata portion of the annual Board retainer and committee chair retainer, and each retainer is paid entirely in cash. The cash portion of the annual and/or committee chair retainer is paid quarterly. Restricted stock is granted and/or credits to a director’s deferred stock account are made on the first trading day of the year by dividing the cash equivalent value by the average closing price on the New York Stock Exchange of a share of our common stock for the last ten trading days of the immediately preceding calendar year, rounding to the nearest whole share. A pro rata portion of the cash, restricted stock or deferred restricted stock units will be forfeited if the director ceases to be a director of Ceridian during the year, or, if applicable, the chair of a committee ceases to be a committee chair during the year. A director is restricted from selling, assigning or otherwise disposing of or encumbering the shares of restricted stock or deferred restricted stock units until the director leaves the Board.

Annual Stock Option Grant.   On the date of re-election to the Board at our annual stockholder’s meeting, each non-employee director is granted a non-qualified stock option to purchase 8,000 shares of our common stock. The exercise price of such option is equal to the closing price on the New York Stock Exchange of one share of common stock on the date of grant. The option becomes exercisable with respect to one-third of the shares subject to the option on each grant date anniversary and expires five years from the date of grant. The option vests immediately in the event of death or disability, if the non-employee director elects not to stand for re-election to the Board or upon a change of control.

Newly Elected Director One-Time Restricted Stock Award.   Each newly elected or appointed non-employee director receives a one-time award of restricted stock on the date of such director’s election or appointment to the Board. The number of shares of restricted stock is determined by dividing $150,000 by the average closing price on the New York Stock Exchange of common stock for the ten trading days prior to the effective date of the director’s election or appointment to the Board, rounded to the nearest 100 shares. Twenty percent of the restricted shares vest each year on the anniversary of the date of grant. The shares may not be sold, assigned or otherwise transferred, or subjected to any lien, either voluntarily or involuntarily, by operation of law or otherwise, before they vest. The restricted shares vest immediately in the event of death or disability, if the non-employee director elects not to stand for re-election to the Board or upon a change of control.

Stock Ownership Guidelines.   The stock ownership guidelines for non-employee directors provide that beginning January 1, 2006, each of our non-employee directors will own shares of our common stock, including restricted shares and deferred restricted stock units, equal to at least four times the annual Board retainer within five years of becoming a director of Ceridian. As of April 1, 2007, all of the non-employee directors who have been directors for five years or more each currently satisfy these stock ownership guidelines.

Other.   In addition to the compensation described above, we reimburse non-employee directors for expenses incurred in attending Board, stockholder and committee meetings. We may from time to time transport a non-employee director to and from such meetings in our airplane. Non-employee directors also may use our airplane for personal use. Non-employee directors are covered by our $100,000 travel accident insurance policy, providing a payment of up to $100,000 upon dismemberment or death while traveling on company business.

Summary Director Compensation.   The following table summarizes the compensation paid to or earned by our non-employee directors during 2006. Directors who are employees of Ceridian are not separately compensated for their services as a director. As a result, neither Ms. Marinello nor Mr. Turner received any compensation for serving as a director of Ceridian during 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Nicholas D. Chabraja	$42,500	$30,669	$41,349	$0	$0	$0	$114,518
Ronald T. LeMay	42,500	30,415	41,349	0	0	0	114,264
George R. Lewis	47,500	30,415	41,349	0	0	0	119,261
L. White Matthews, III	32,500	93,652	41,349	0	0	0	167,501
Richard Szafranski(3)	12,056	48,179	0	0	0	0	60,287
William L. Trubeck(4)	28,306	77,519	0	0	0	0	105,825
Alan F. White	32,500	46,479	41,349	0	0	0	120,328

(1)    Mr. Chabraja elected to receive his entire annual Board retainer ($65,000) and committee chair retainer ($10,000) in restricted stock (3,026 shares). We recognized an expense of $39,454 in 2006 for this stock award. Column (b) reflects the cash value of 50% of his annual Board ($32,500) and his entire $10,000 committee chair retainer. With the exception of Mr. Chabraja, column (b) reflects the dollar amount of the annual Board retainer and any committee chair retainer paid to the non-employee director in cash. Messrs. Matthews and White received restricted stock units by electing to defer receipt of one-half of their annual Board retainer ($32,500) in our common stock until they leave the Board. Messrs. Matthews and White each received 1,312 restricted stock units as a result of this deferral.

(2)    Columns (c) and (d) reflect the FAS 123R expense recognized in 2006 for any current or prior year grants of restricted stock or deferred restricted stock units, and any grants of non-qualified stock option awards. The table below shows the restricted stock and deferred restricted stock unit awards and stock option grants made in 2006, along with the grant date fair value of such awards computed in accordance with FAS 123R. Assumptions used in the calculations of the amounts set forth in columns (c) and (d) and the table below are included in footnote 8 to our audited financial statements included in our Original Filing.

Name	Stock Awards Granted in 2006 (#)	Grant Date Fair Value of Stock Awards Granted in 2006 ($)	Option Awards Granted in 2006 (#)	Grant Date Fair Value of Option Awards Granted in 2006 ($)
Nicholas D. Chabraja	3,026	$75,196	8,000	$69,054
Ronald T. LeMay	1,312	32,603	8,000	69,054
George R. Lewis	1,312	32,603	8,000	69,054
L. White Matthews, III	14,691	382,598	8,000	69,054
Richard Szafranski	6,300	150,822	0	0
William L. Trubeck	6,700	151,487	0	0
Alan F. White	1,312	32,603	8,000	69,054

The amount for Mr. Matthews reflected in the column entitled “Stock Awards Granted in 2006 (#)” includes a one-time 13,379 restricted stock award valued at $350,000, based upon our closing stock price on December 14, 2006, the date of grant. This award vests ratably in 33-1/3% increments on December 14, 2007, 2008 and 2009. The Board determined and approved this one-time award based upon the additional time spent and services rendered by Mr. Matthews in the role of Chair of the Board.

The following chart shows the outstanding equity awards held by non-employee directors as of December 31, 2006.

Name	Stock Options	Restricted Stock Awards	Deferred Restricted Stock Units
Nicholas D. Chabraja	38,774	17,426	0
Ronald T. LeMay	48,201	11,808	0
George R. Lewis	48,201	14,546	3,171
L. White Matthews, III	8,000	21,491	1,312
Richard Szafranski	0	6,300	0
William L. Trubeck	0	6,700	0
Alan F. White	20,000	7,237	1,312

(3)    Mr. Szafranski became a director on October 25, 2006. Mr. Szafranski received a one-time restricted stock award of 6,300 shares of our common stock valued as of the date of grant on October 25, 2006.

(4)    Mr. Trubeck became a director on July 25, 2006. Mr. Trubeck received a one-time restricted stock award of 6,700 shares of our common stock valued as of the date of grant on July 25, 2006.

In addition to the compensation received as a non-employee director, on April 27, 2007, upon recommendation from the Compensation Committee, the Board approved the following program to further compensate the non-executive Chair of the Board:

•  an annual Board Chair retainer of $130,000 payable in cash, restricted stock or deferred restricted stock units; and

•  an annual stock option grant with respect to 16,000 shares of Ceridian common stock upon re-election to the Board at our annual stockholder’s meeting.

The annual Board Chair retainer is awarded in the same manner as the annual Board retainer, with the exception that if a non-employee director becomes Chair of the Board during a calendar year, the Chair of the Board will receive a pro rata portion of the annual Board Chair retainer paid half in restricted stock and half in cash. Such restricted stock award will be granted on the date the director becomes Chair of the Board by dividing the half of the pro rata portion of the amount of the annual Board Chair retainer by the closing price of a share of our common stock on the grant date, rounded up to the nearest whole share. The pro rata cash portion of the annual Board Chair retainer will be paid quarterly. Further, a pro rata portion of the cash, restricted stock or deferred restricted stock units received as part of the annual Board Chair retainer will be forfeited if the director ceases to be Chair of the Board during the year.

The annual stock option grant to the Chair of the Board will be made in the same fashion as the annual stock option grants made to non-employee directors as described above.

Following the adoption of this program, and as a result of Mr. Matthews having served as the non-executive Chair of the Board from the beginning of 2007, on April 27, 2007, upon the recommendation of the Compensation Committee, the Board determined to pay Mr. Matthews:

•       $130,000 representing an amount equal to the full amount of the annual Board Chair retainer with 50% being paid in cash (of which a pro rata amount through April 27 being deemed earned and the remainder to be paid in arrears on a quarterly basis), and 50% being made in the form of a restricted stock award. Such restricted stock award will vest pro rata over the remainder of 2007 (with such vesting accelerating upon a change of control) and will not be permitted to be transferred until Mr. Matthews leaves the Board. Further, a pro rata portion of restricted stock award will be forfeited if Mr. Matthews ceases to be Chair of the Board during 2007.

•       a one-time restricted stock award with a value of $100,000 that will vest pro rata over the period between April 27 and July 1, 2007 (with such vesting accelerating upon a change of control), and will not be permitted to be transferred until Mr. Matthews leaves the Board. Further, a pro rata portion of restricted stock award will be forfeited if Mr. Matthews ceases to be Chair of the Board prior to vesting.

Such restricted stock awards were granted under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended. Further, Mr. Matthews is eligible to receive a stock option award of 16,000 shares of Ceridian common stock if he is re-elected to the Board at our 2007 annual stockholder’s meeting.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Authorized for Issuance under Equity Compensation Plans

The following table and accompanying notes provide information about Ceridian common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	9,268,989 (1)	$19.27 (2)	3,565,233	(3)
Equity compensation plans not approved by security holders	475,526	$19.29	51,015	(4)
Total	9,744,515		3,616,248

(1)          Column (a) includes stock option and restricted stock unit awards.

Column (a) does not include any unvested restricted stock awards that have been issued.

The Ceridian Corporation Deferred Compensation Plan allows executive officers the opportunity to invest in various book accounts, including one that tracks the performance of our common stock (referred to as “phantom stock”). Upon distribution, such participants will receive the amounts invested in phantom stock in the form of shares of our common stock that are held in trust that were issued from either the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan, the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended, or a successor plan. Column (a) does not include the number of shares that are currently credited to participants’ phantom stock accounts as of December 31, 2006.

The Ceridian Corporation Non-Employee Director Compensation Program allows non-employee directors of the Board to receive all or a portion of each annual retainer in the form of restricted stock or deferred restricted stock units. The restricted stock and deferred restricted stock units vest over the year, but remain subject to transferability restrictions until the director leaves the Board. Upon leaving the Board, any such deferred restricted stock units will be paid in the form of shares of our common stock. Awards made under this program are made under either the Ceridian Corporation Amended and Restated 2001 Long-Term Incentive Plan, the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, or a successor plan. Column (a) does not include the number of shares of restricted stock that have been elected by a director as all or a portion of the director’s annual retainer. Column (a) does include the number of deferred restricted stock units that have been elected by a director as all or a portion of the director’s annual retainer.

(2)          Column (b) requires disclosure of the weighted-average exercise price of outstanding options, warrants and rights contained in column (a). Column (a) includes options and restricted stock units that are to be issued under current equity plans of Ceridian. Unlike a stock option, restricted stock units and deferred restricted stock units are issued to a plan participant for no consideration, and therefore their inclusion substantially reduces the weighted-average exercise prices listed in column (b). The weighted-average exercise prices, excluding to be issued restricted stock units and deferred restricted stock units, for equity compensation plans approved by our stockholders would be $20.07. No restricted stock units or deferred restricted stock units will be issued under equity compensation plans not approved by our stockholders.

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

(4)          In 2001, our Board adopted the Ceridian Corporation 2001 Savings-Related Share Option Plan (“2001 SAYE”). The 2001 SAYE has not been approved by our stockholders. This plan was available to employees of our subsidiaries in the United Kingdom and had been approved by Inland Revenue under a “save-as-you-earn” plan design. Under the 2001 SAYE, employee-participants could commit to save a specified amount from after-tax pay for a fixed period (either three or five years). At the end of the period chosen, participants have the choice to receive the savings amount and accumulated tax-free interest credits either in cash or to use the amount to purchase common stock from Ceridian at an exercise price equal to the market price of our common stock as of the beginning of the savings contract period, less a 15% discount. As of December 31, 2006, 51,015 shares of our common stock are eligible to be purchased under the 2001 SAYE pursuant to savings schemes that were in effect prior to December 31, 2006. In October 2005, the Compensation and Human Resources Committee of our Board of Directors determined not to permit future savings schemes under the 2001 SAYE.

Share Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of Ceridian common stock by each stockholder who is known by us to own beneficially more than 5 percent of our outstanding common stock. Each person has sole voting and investment power with respect to the shares listed unless otherwise indicated. The percentages below are based on the number of shares of Ceridian common stock issued and outstanding as of April 1, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Pershing Square Capital Management L.P.	20,532,734	(1)	14.33%
PS Management GP, LLC Pershing Square GP, LLC William A. Ackman 888 Seventh Avenue, 29th Floor New York, NY 10019
Janus Capital Management LLC	14,170,985	(2)	9.89%
Janus Contrarian Fund 151 Detroit Street Denver, CO 80206
Harris Associates L.P.	9,213,580	(3)	6.43%
Harris Associates Inc. Two North LaSalle Street, Suite 500 Chicago, IL 60602
Capital Research and Management Company	8,000,000	(4)	5.58%
333 South Hope Street Los Angeles, CA 90071

(1)          Beneficial ownership as of February 28, 2007, as reported in Schedule 13D (Amendment No. 4) dated March 1, 2007 by Pershing Square Capital Management, L.P., a Delaware limited partnership, PS Management GP, LLC, a Delaware limited liability company, Pershing Square GP, LLC, a Delaware limited liability company, and William A. Ackman, a citizen of the United States of America. With the exception of Pershing Square GP, LLC, each of the listed entities and Mr. Ackman report shared voting and dispositive power of 20,532,734 shares, and sole voting and dispositive power of 0 shares. Pershing Square GP, LLC is reported to be the beneficial owner of 9,092,720 shares or 6.35%, of which it reports shared voting and dispositive power over 9,092,720 shares, and sole voting and dispositive power over 0 shares.

(2)          Beneficial ownership as of December 31, 2006, as reported in a Schedule 13G dated February 14, 2007. These securities are deemed beneficially owned by Janus Capital Management LLC. Janus Capital indirectly owns 82.5% of Enhanced Investment Technologies LLC (“INTECH”) and 30% of Perkins, Wolf, McDonnell and Company (“Perkins Wolf”). Janus Capital, INTECH and Perkins Wolf (collectively, the “Managed Portfolios”) are registered investment advisors, each providing investment advice to several investment companies. As a result of its role as an adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 14,170,985 shares, of which it has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of 13,543,775 shares or 9.45%, and sole power to dispose or to direct the disposition of 627,210 shares or 0.44%. As a result of its role as an adviser or sub-adviser to the Managed Portfolios, INTECH may be deemed to be the beneficial owner of 627,210 shares or 0.44% for which it has shared sole power to dispose or to direct the disposition of such shares. Janus Contrarian Fund is an investment company registered under the Investment Company Act of 1940 and is one of the Managed Portfolios to which Janus Capital provides investment advice. Janus Contrarian Fund beneficially owns 8,512,070 shares or 5.94% and has sole power to vote or direct the vote and sole power to dispose or direct the disposition of such shares.

(3)          Beneficial ownership as of December 31, 2006, as reported in a Schedule 13G dated February 12, 2007. These securities are beneficially owned by the named parties as a result of the named parties’ advisor and other relationships with the persons who own the shares. The Harris Associates Investment Trust owns 6,238,000 shares or 4.35%, and Harris Associates L.P. serves as investment advisor to this trust and has shared voting and dispositive power over these shares. Represents shared power to vote or direct the vote of 9,231,580 shares, sole power to dispose or to direct the disposition of 2,975,580 shares, and shared power to dispose or to direct the disposition of 6,238,000 shares.

(4)          Beneficial ownership as of December 29, 2006, as reported in a Schedule 13G dated February 6, 2007. These securities are deemed to be beneficially owned by Capital Research and Management Company as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Represents sole power to dispose or to direct the disposition of 8,000,000 shares, sole voting power of 1,100,000 shares, and shared voting and shared dispositive power of 0 shares.

Share Ownership of Directors and Management

The following table sets forth certain information regarding the beneficial ownership of Ceridian common stock as of April 1, 2007 by:  (1) each director of Ceridian; (2) each named executive; and (3) all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares listed unless otherwise indicated. The percentages below are based on the number of shares of Ceridian common stock issued and outstanding as of April 1, 2007.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class
Directors:
Nicholas D. Chabraja	58,045	*
Ronald T. LeMay	62,660	*
George R. Lewis	63,843	*
Kathryn V. Marinello	162,790	*
L. White Matthews, III	24,024	*
Richard Szafranski	7,478	*
William L. Trubeck	7,878	*
Alan F. White	25,452	*
Other Named Executives:
Gary A. Krow	115,776	*
Gary M. Nelson	280,050	*
Douglas C. Neve(3)	44,376	*
Robert J. Severson(4)	170,358	*
Ronald L. Turner(5)	0	*
All Directors and Executive Officers as a Group (18 persons)	1,049,934	*

*                    Represents less than one percent.

(1)          Includes shares of restricted stock held by directors and executive officers as follows:  Mr. Chabraja, 18,604 shares; Mr. LeMay, 12,986 shares; Mr. Lewis, 12,553 shares; Ms. Marinello, 162,790 shares;

Mr. Matthews, 19,997 shares; Mr. Szafranski, 7,478 shares; Mr. Trubeck, 7,878 shares; Mr. White, 5,925 shares; Mr. Krow, 4,921 shares; Mr. Nelson, 2,971 shares; and All Directors and Executive Officers as a Group, 274,463 shares.

Includes shares of common stock acquired by certain executive officers and allocated to their individual accounts under Ceridian’s 401(k) plans as follows:  Mr. Krow, 11,125 shares; Mr. Nelson, 5,001 shares; Mr. Severson, 151 shares; and All Directors and Executive Officers as a Group, 16,277 shares.

Includes shares of stock options that become exercisable within 60 days of April 1, 2007 held by directors and executive officers:  Mr. Chabraja, 33,441 shares; Mr. LeMay, 42,868 shares; Mr. Lewis, 42,868 shares; Mr. Matthews, 2,667 shares; Mr. White, 14,667 shares; Mr. Krow, 79,373 shares; Mr. Nelson, 247,330 shares; Mr. Neve, 15,778 shares; Mr. Severson, 163,510 shares; and All Directors and Executive Officers as a Group, 650,333 shares.

(2)          Does not include deferred restricted stock units held by Messrs. Lewis, Matthews and White in the amount of 3,171 units for Mr. Lewis, 1,312 units for Mr. Matthews and 2,490 units for Mr. White. Messrs. Lewis, Matthews and White elected to receive such deferred restricted stock units in lieu of all or a portion of their annual Board retainer. All payments from an individual director’s deferred restricted stock unit account will be made in Ceridian common stock based upon the director’s prior election to receive shares of Ceridian common stock in a lump sum on January 10 of the year after the director leaves the Board of Directors or in five, 10 or 15 year annual installments. The deferred restricted stock units do not have voting rights.

Does not include unvested restricted stock units that will not vest within 60 days of April 1, 2007 held by the executive officers as follows:  Mr. Krow, 81,673 units; Mr. Nelson, 6,326 units; Mr. Severson, 2,033 units; Mr. Turner, 30,736 units; and All Directors and Executive Officers as a Group, 155,896 units.

Does not include deferrals made by Messrs. Krow and Nelson into an investment fund that mirrors Ceridian common stock under the Ceridian Corporation Deferred Compensation Plan (such investments are referred to as “phantom shares”). The number of phantom shares held by Messrs. Krow and Nelson are:  18,769 for Mr. Krow; and 16,269 for Mr. Nelson. All payments from an individual’s phantom share account will be made in Ceridian common stock (fractional shares paid in cash). Phantom shares may not be transferred out of an individual’s phantom share account until retirement or termination. For each contribution made by an individual to his or her phantom share account, Ceridian credits the individual’s phantom share account with an additional 15 percent premium on the amount contributed by the individual. This additional credit vests on the last day of the second year that begins after the date that the contribution is made into the individual’s phantom share account. Phantom shares do not have voting rights.

(3)          Mr. Neve resigned from the Company effective as of March 8, 2007.

(4)          Mr. Severson retired from the Company effective as of December 31, 2006.

(5)          Mr. Turner retired from the Company effective as of October 20, 2006.

Changes in Control

In January 2007, one of our stockholders proposed a slate of eight nominees for director to be considered at our 2007 Annual Meeting of Stockholders. If a majority of the directors elected at the 2007 Annual Meeting of Stockholders are from that slate of nominees there would be a change in control of Ceridian.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions with Related Persons

In October 2006, our Board of Directors adopted a written related-person transaction approval policy. The policy covers transactions (including material amendments) that directly or indirectly involve our directors, executive officers or five-percent stockholders or any of their immediate family members (“Related Person”), and the amount involved exceeds $120,000 and the Related Person had or will have a direct or indirect material interest (“Related-Person Transactions”). The policy provides that Related-Person Transactions do not include (1) indemnification or the advancement of expense payments pursuant to our Certificate of Incorporation or Bylaws or any agreement with the Related-Person, and (2) any compensation paid to a director or executive officer in connection with the performance of his or her duties to Ceridian or its subsidiaries. Pursuant to the terms of the policy, all Related-Person Transactions are prohibited unless approved or ratified by the Nominating and Corporate Governance Committee. Any potential Related-Person Transactions are analyzed by our Office of the General Counsel and management. Any Related-Person Transaction will be submitted for consideration by the Nominating and Corporate Governance Committee at its next regularly scheduled meeting. The Nominating and Corporate Governance Committee will be provided:

•       a description of the participants;

•       the terms of the transaction;

•       the business purpose of the transaction;

•       the benefits (if any) to Ceridian and to the Related Person; and

•       any amendments to or other actions taken by Ceridian so as to avoid or otherwise address any resulting conflict of interest.

The Nominating and Corporate Governance Committee will consider the following factors, among others, pertaining to the Related-Person Transaction:

•       whether the terms of the transaction are fair to Ceridian and at least as favorable terms as would apply if the other person was not a Related-Person;

•       whether there are demonstrable business reasons for Ceridian to enter into the transaction;

•       whether the Related-Person Transaction would impair the independence of a non-employee director; and

•       whether the Related-Person Transaction would present a conflict of interest, taking into account the size of the transaction, the overall financial position of the executive or director in the transaction, the direct or indirect nature of the interest of the executive or director in the transaction, the ongoing nature of the transaction and any other factors the committee deems relevant.

Any Related-Person Transaction that is not approved or ratified shall be voided, terminated or amended in each case determined by the committee so as to avoid or otherwise address any resulting conflict of interest. We have followed this policy since its adoption in October 2006.

Director Independence

Our Board of Directors has adopted the criteria set forth in the New York Stock Exchange listing standard for determining whether a director is independent. The Board believes that a substantial majority of the directors must be independent. The Board annually reviews all direct and indirect commercial and charitable relationships that directors may have with Ceridian to determine whether the directors are independent. No director qualifies as an independent director unless the Board affirmatively determines that the director is independent.

In February 2007, the Board reviewed all transactions or relationships between each director, or any member of his or her immediate family, and Ceridian, our executive officers and our independent registered public accounting firm. Based on this review, the Board affirmatively determined that Nicholas D. Chabraja, Ronald T. LeMay, George R. Lewis, L. White Matthews, III, Richard Szafranski, William L. Trubeck and Alan F. White are each independent under the New York Stock Exchange listing standards. In making the above independence determinations, the Board considered sales of products and services by Ceridian and its subsidiaries to, and any purchases of products or services by Ceridian and its subsidiaries from, companies where members of the Board are employed. The Board considered (1) transactions between Ceridian and its subsidiaries and General Dynamics Corporation and its subsidiaries, and the indirect interest of Mr. Chabraja, Chairman and Chief Executive Officer of General Dynamics, and (2) transactions between Ceridian and its subsidiaries and H&R Block, Inc. and its subsidiaries, and the indirect interest of Mr. Trubeck, Executive Vice President and Chief Financial Officer of H&R Block, Inc. Upon reviewing such transactions, the Board determined that such transactions were made in the ordinary course of business and were in an amount and nature that were immaterial to Messrs. Chabraja and Trubeck, Ceridian, General Dynamics and H&R Block.

Item 14.                 Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed to Ceridian for the fiscal years ended December 31, 2006 and 2005 by KPMG LLP, our independent registered public accounting firm:

	2006	2005
Audit Fees	$2,730,000	$3,518,000
Audit Related Fees(1)	1,512,000	1,747,000
Tax Fees(2)	80,000	98,000
All Other Fees(3)	0	23,000
Total Fees(4)	$4,322,000	$5,386,000

(1)          Principally related to third-party reviews of transaction processing controls (SAS 70 reports) and audits of employee benefit plans.

(2)          Primarily related to transfer pricing and tax compliance matters.

(3)          Primarily related to international statutory filing matters.

(4)          All fees have been approved by the Audit Committee.

The Audit Committee of the Board of Directors considered whether the provision of these services is compatible with maintaining KPMG LLP’s independence and determined that it was compatible.

Auditor Fees Pre-Approval Policy

The Audit Committee has a formal policy concerning the approval of audit and non-audit services to be provided by Ceridian’s independent registered public accounting firm. A copy of this policy can be found on our website at www.ceridian.com in the Corporate Governance section. The policy requires that all services that Ceridian’s independent registered public accounting firm may provide to Ceridian, including audit services and permitted audit-related and non-audit related services, be pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Requests or applications to provide services by our independent registered public accounting firm are submitted to the Audit Committee by both our independent registered public accounting firm and the Chief Financial Officer or Corporate Controller, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The Audit Committee pre-approved all audit, audit-related and non-audit services provided by KPMG LLP in 2006 and 2005 in accordance with its formal policy.

Our Internet website and the information contained on or connected to the website are not intended to be incorporated by reference into this Form 10-K/A.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a) 1.   Financial Statements of Registrant

We refer you to the “Index to Consolidated Financial Statements” included in Part II, Item 8 of the Original Filing.

(a) 2.   Financial Statement Schedules of Registrant

None.

(a) 3.   Exhibits

The following is a complete list of exhibits filed or incorporated by reference as part of this Form 10-K/A.

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

10.04*, **	Executive Employment Agreement between Ceridian Corporation and Perry H. Cliburn, dated December 14, 2006.
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

10.10*, **	Executive Employment Agreement between Ceridian Corporation and Michael F. Shea, dated January 29, 2007.
10.11*, **	Executive Employment Agreement between Ceridian Corporation and Kairus K. Tarapore, dated December 14, 2006.
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

10.60

Amendment No. 9 to Receivables Purchase Agreement and Amendment No. 7 to Performance Undertaking entered into as of May 15, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA (incorporated by reference to Exhibit 10.02 to Ceridian’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

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

21.01**	Subsidiaries of Ceridian.
23.01**	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
24.01**	Power of Attorney.
31.01***	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02***	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01***	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02***	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2007.

CERIDIAN CORPORATION
By	/s/ KATHRYN V. MARINELLO
Kathryn V. Marinello
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 30, 2007.

/s/ KATHRYN V. MARINELLO	/s/ GREGORY J. MACFARLANE
Kathryn V. Marinello	Gregory J. Macfarlane
President and Chief Executive Officer	Executive Vice President and Chief Financial
(Principal Executive Officer) and Director	Officer (Principal Financial Officer)
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
/s/ ALAN F. WHITE
Alan F. White, Director

CERIDIAN CORPORATION
AMENDMENT NO. 1 ON FORM 10-K/A TO THE
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

10.03*	Executive Employment Agreement between Ceridian Corporation and Kathryn V. Marinello, dated October 1, 2006.
10.04**	Executive Employment Agreement between Ceridian Corporation and Perry H. Cliburn, dated December 14, 2006.
10.05*	Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated January 29, 2002.
10.06*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary A. Krow, dated November 21, 2002.
10.07*	Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated January 29, 2002.
10.08*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Gary M. Nelson, dated November 21, 2002.
10.09*	Executive Employment Agreement between Ceridian Corporation and Douglas C. Neve, dated March 14, 2005.
10.10**	Executive Employment Agreement between Ceridian Corporation and Michael F. Shea, dated January 29, 2007.
10.11**	Executive Employment Agreement between Ceridian Corporation and Kairus K. Tarapore, dated December 14, 2006.
10.12*	Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated January 29, 2002.
10.13*	Amendment No. 1 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated November 21, 2002.

1

10.14*	Amendment No. 2 to the Executive Employment Agreement between Ceridian Corporation and Ronald L. Turner, dated October 25, 2006.
10.15*	Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended.
10.16*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.17*	Form of Ceridian Corporation Restricted Stock Unit Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.18*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.19*	Form of Ceridian Corporation Non-Qualified Stock Option Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.20*	Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.21*	Form of Ceridian Corporation Restricted Stock Award Agreement (for Non-Employee Director Retainer Restricted Share Awards under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan).
10.22*	Ceridian Corporation 2002 Employee Stock Incentive Plan.
10.23*	Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan.
10.24*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.25*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Long-Term Stock Incentive Plan).
10.26*	Ceridian Corporation Non-Employee Director Compensation Program.
10.27*	Ceridian Corporation Amended and Restated Employee Stock Purchase Plan.
10.28*	Ceridian Corporation Amended and Restated 2001 Director Performance Incentive Plan.
10.29*	Form of Ceridian Corporation Non-Statutory Stock Option Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.30*	Form of Ceridian Corporation Restricted Stock Award Agreement (under the Amended and Restated 2001 Director Performance Incentive Plan).
10.31*	Ceridian Corporation Benefit Equalization Plan, as amended.
10.32*	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment.
10.33*	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment.
10.34*	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment.
10.35*	Ceridian Corporation Benefit Equalization Plan, Fourth Declaration of Amendment.
10.36*	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association.
10.37*	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and US Bank National Association.

2

10.38*	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and US Bank National Association.
10.39*	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and US Bank National Association.
10.40*	Fourth Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of October 25, 2006, between Ceridian Corporation and US Bank National Association.
10.41*	Ceridian Corporation Deferred Compensation Plan (2002 Revision).
10.42*	First Declaration of Amendment to the Ceridian Corporation Deferred Compensation Plan (2002 Revision).
10.43*	Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.
10.44*	Amendment No. 1 to the Split Dollar Agreement between Ronald L. Turner and Ceridian Corporation.
10.45*	Form of Indemnification Agreement between Ceridian Corporation and its Directors.
10.46*	Ceridian Corporation 2001 Savings-Related Share Option Plan.
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

3

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

10.60*

Amendment No. 9 to Receivables Purchase Agreement and Amendment No. 7 to Performance Undertaking entered into as of May 15, 2005 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Corporation, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A., as successor in merger to Bank One, NA.

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

21.01**	Subsidiaries of Ceridian.
23.01**	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
24.01**	Power of Attorney.

4

31.01***	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02***	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01***	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02***	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by Reference.

**             Filed with the Original Filing.

***      Filed herewith.

5