Form 10-Q
period 2007-03-31
CERIDIAN CORP /DE/
filed 2007-05-09
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

YES ☐  NO ☒

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of April 30, 2007, was 143,397,176.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

March 31, 2007

Part I.  Financial Information

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in millions, except per share data)	2007	2006

Revenue	$405.8	$385.7
Costs and Expenses
Cost of revenue	214.3	205.0
Selling, general and administrative	122.9	117.6
Research and development	6.5	7.8
Loss on derivative instruments	1.6	0.9
Other income, net	(1.3)	(1.5)
Interest income	(4.4)	(4.1)
Interest expense	1.5	1.3
Total costs and expenses	341.1	327.0
Earnings before income taxes	64.7	58.7
Income tax provision	24.6	22.5
Net earnings	$40.1	$36.2

Earnings per share
Basic	$0.28	$0.25
Diluted	$0.28	$0.24

Shares used in calculations (in 000’s)
Weighted average shares (basic)	141,541	145,490
Dilutive securities	2,176	3,344
Weighted average shares (diluted)	143,717	148,834

Antidilutive shares excluded (in 000’s)	283	881

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share data)	2007	2006
Assets
Cash and equivalents	$377.3	$294.7
Trade and other receivables, less reserves and allowance for doubtful accounts of $22.6 and $22.7	715.5	682.2
Current deferred income taxes	9.5	10.4
Current prepaid assets	115.1	105.0
Other current assets	15.9	15.9
Total current assets	1,233.3	1,108.2
Property, plant and equipment, net	110.1	110.3
Goodwill	958.3	952.6
Software and development costs, net	57.9	61.1
Other intangible assets, net	46.4	44.9
Deferred income taxes	18.7	19.4
Other noncurrent assets	43.7	44.5
Total assets before customer funds	2,468.4	2,341.0
Customer funds	5,233.3	4,593.4
Total assets	$7,701.7	$6,934.4

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$9.2	$16.6
Accounts payable	83.4	93.6
Drafts and settlements payable	298.1	269.2
Customer advances	34.9	33.1
Deferred revenue	163.8	162.6
Accrued taxes	12.3	8.9
Employee compensation and benefits	70.6	72.8
Other accrued expenses	69.1	64.7
Total current liabilities	741.4	721.5
Long-term obligations, less current portion	82.9	83.9
Deferred income taxes	28.5	27.7
Employee benefit plans	100.1	103.3
Other noncurrent liabilities	33.7	29.9
Total liabilities before customer funds obligations	986.6	966.3
Customer funds obligations	5,235.3	4,596.9
Total liabilities	6,221.9	5,563.2

Common stock - $.01 par, authorized 500,000,000 shares, issued 151,577,529 and 151,567,406	1.5	1.5
Additional paid-in capital	924.4	924.0
Retained earnings	907.1	867.0
Treasury stock, at cost – 8,321,707 and 11,081,941 shares	(196.9)	(260.8)
Accumulated other comprehensive loss	(156.3)	(160.5)
Total stockholders’ equity	1,479.8	1,371.2
Total liabilities and stockholders’ equity	$7,701.7	$6,934.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$40.1	$36.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	1.3	(3.8)
Depreciation and amortization	21.8	21.0
Provision for doubtful accounts	0.8	1.8
Net periodic pension costs	0.6	2.9
Unrealized loss on derivative instruments	1.5	0.2
Gain on sale of marketable securities	(1.2)	(1.6)
Stock-based compensation	5.2	8.7
Tax benefits from stock-based compensation	(9.8)	(6.8)
Other	0.2	1.0
Changes in operating assets and liabilities, net of changes related to acquisitions:
Trade and other receivables	(29.5)	(23.7)
Accounts payable	(8.2)	(13.7)
Drafts and settlements payable	28.9	21.1
Deferred revenue	1.1	3.4
Employee compensation and benefits	(3.3)	(9.5)
Accrued taxes	15.4	12.7
Other current assets and liabilities	(6.7)	(8.1)
Net cash provided by operating activities	58.2	41.8
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(10.9)	(5.3)
Expended for software and development costs	(5.2)	(5.9)
Proceeds from sales of businesses and assets	2.1	6.7
Expended for acquisitions of businesses, less cash acquired	(9.9)	—
Net cash used for investing activities	(23.9)	(4.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(7.3)	(4.9)
Repayment of other debt and long-term obligations	(2.7)	(3.1)
Repurchase of common stock	—	(8.0)
Tax benefits from stock-based compensation	9.8	6.8
Proceeds from stock option exercises	48.5	44.3
Net cash provided by financing activities	48.3	35.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.0	(0.1)

NET CASH FLOWS PROVIDED	82.6	72.3
Cash and equivalents at beginning of period	294.7	362.9
Cash and equivalents at end of period	$377.3	$435.2

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
March 31, 2007
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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  The accounting policies we follow are set forth in Note 1, Accounting Policies, to the Company’s financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2006 (the “2006 Form 10-K”).  The following notes should be read in conjunction with such policies and other disclosures in the 2006 Form 10-K.  Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of March 31, 2007 and December 31, 2006, our results of operations for the three months ended March 31, 2007 and 2006 and our cash flows for the three months ended March 31, 2007 and 2006.

Changes in Presentation

We have reclassified certain prior period amounts to conform to the current period’s presentation.  For the quarter ended March 31, 2006, we increased revenue $1.4, increased selling, general and administration expense by $2.1, and decreased cost of revenue by $0.7.  We also decreased cash provided by operating activities by $0.5 to properly reflect book overdrafts with certain financial institutions for the quarter ended March 31, 2006.  These reclassifications had no effect on previously reported consolidated net earnings, the consolidated balance sheet or stockholder’s equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The more significant estimates that could affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; the determination of the allowance for doubtful accounts and reserve for sales adjustment; the determination of fair value and estimated expected life related to stock options granted; and the resolution of tax matters and contingencies.  Further discussion on these estimates can be found in related disclosures elsewhere in this report and in our 2006 Form 10-K.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this new standard.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 enables entities to choose to measure certain types of financial assets and liabilities and certain other items at fair value.  This standard does not modify existing standards requiring other assets and liabilities to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this new standard.

NOTE 2 – INVESTING ACTIVITY

Derivative Instruments

Fuel Price Derivative Instruments.  The revenue and earnings of the transportation services business of Comdata is exposed to variability based on changes in diesel fuel and gasoline prices.  For a portion of its transportation services customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase.  An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue.  Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $2.0, absent the effect of any diesel fuel price derivative instruments.  In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.5, absent the effect of any gasoline price derivative instruments.

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  We continuously monitor fuel price volatility and the cost of derivative instruments.  In February, 2007, we entered into fuel derivative contracts covering approximately 30% of our diesel fuel price risk for 2007 that expire on December 31, 2007.  For 2006 we covered approximately 80% of our diesel fuel price risk for the full year with diesel fuel price derivative instruments.  These diesel fuel price derivative instruments were not accounted for as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The activity related to diesel fuel derivative instruments for three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
Payments to counterparties	$0.1	$0.7
Unrealized loss	1.5	0.2
Loss on derivative instruments	$1.6	$0.9

Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $1.6 and $0.1 at March 31, 2007 and December 31, 2006, respectively. We expect to carry these diesel fuel price derivative instruments at fair market value for 2007.

Investments, Acquisitions and Divestitures of Businesses

Publicly Held Investments.  At March 31, 2007 and December 31, 2006, we held 165,922 and 220,922 shares, respectively, of The Ultimate Software Group, Inc. (“Ultimate”) common stock with a carrying value of $4.3 and $5.1, respectively.  During the first three months of 2007, we sold 55,000 shares of Ultimate common stock for proceeds of $1.5 and a net gain of $1.2.  During the first three months of 2006, we sold 85,000 shares of Ultimate common stock for proceeds of $1.9 and a net gain of $1.6.  Gains and losses on sales of marketable securities are reported in other income, net in our consolidated statements of operations.

The Ultimate securities are treated as “available for sale” securities.  The carrying value of these securities has been adjusted at each balance sheet date to reflect the current market price.  The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income.  The cost and fair values of securities available for sale at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Cost	$0.7	$0.9
Gross unrealized gains	3.6	4.2
Fair value	$4.3	$5.1

Acquisitions and Divestitures of Businesses

In the first three months 2007, our Comdata business acquired a provider of paperless fuel tax services designed to streamline fuel tax management and reporting processes.  The cost of this stock purchase acquisition was $10.0, with additional purchase price obligations of up to $6.0 depending on the performance of the business.  We preliminarily allocated costs to goodwill of $3.5, other intangible assets totaling $5.9, and net assets of $0.6, including $0.1 in cash.  There were no acquisitions or divestitures during the three months ended March 31, 2006.

NOTE 3 – CUSTOMER FUNDS

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate tax jurisdictions; file federal, state and local tax returns; and handle related regulatory correspondence and amendments.  In connection with our HRS benefits services operation, we receive funds on behalf of our customers for remittances to employees, insurance providers and others.  Comdata also holds non-interest bearing funds in a trust for its eCash customers.

We invest the U.S. customer funds primarily in high quality collateralized short-term investments or money market mutual funds.  We may also invest these funds in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better.  Our Canadian trust funds are invested in certain debt securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts and mortgages.

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from invested customer funds included in revenue for the three months ended March 31, 2007 and 2006 amounted to $42.5 and $36.1, respectively.  Investment income includes realized gains and losses from sales of customer fund investments.

The amortized cost and fair value of investments of customer funds available for sale at March 31, 2007 and December 31, 2006 were as follows:

Investments of Customer Funds at March 31, 2007

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$3,556.9	$—	$—	$3,556.9
Available for sale investments:
U.S. government and agency securities	938.1	0.9	(8.9)	930.1
Canadian and provincial government securities	361.2	6.4	(0.3)	367.3
Corporate debt securities	258.1	0.1	(1.1)	257.1
Asset-backed securities	88.7	—	(0.1)	88.6
Mortgage-backed and other securities	29.0	1.1	(0.1)	30.0
Total available for sale investments	1,675.1	8.5	(10.5)	1,673.1
Invested customer funds	5,232.0	$8.5	$(10.5)	5,230.0
Trust receivables	3.3			3.3
Total customer funds	$5,235.3			$5,233.3

Investments of Customer Funds at December 31, 2006

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$2,929.0	$—	$—	$2,929.0
Available for sale investments:
U.S. government and agency securities	937.7	0.6	(12.4)	925.9
Canadian and provincial government securities	374.4	8.8	(0.2)	383.0
Corporate debt securities	258.0	1.2	(1.6)	257.6
Asset-backed securities	62.9	0.2	(0.1)	63.0
Mortgage-backed and other securities	29.5	0.1	(0.1)	29.5
Total available for sale investments	1,662.5	10.9	(14.4)	1,659.0
Invested customer funds	4,591.5	$10.9	$(14.4)	4,588.0
Trust receivables	5.4			5.4
Total customer funds	$4,596.9			$4,593.4

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$—	$14.5	$(8.9)	$777.8	$(8.9)	$792.3
Canadian and provincial government securities	(0.2)	60.3	(0.1)	11.4	(0.3)	71.7
Corporate debt securities	—	31.3	(1.1)	86.6	(1.1)	117.9
Asset-backed securities	(0.1)	13.1	—	0.4	(0.1)	13.5
Mortgage-backed and other securities	—	12.9	(0.1)	291.2	(0.1)	304.1
Total available for sale investments	$(0.3)	$132.1	$(10.2)	$1,167.4	$(10.5)	$1,299.5

Management does not believe any individual unrealized losses as of March 31, 2007 represent an other-than-temporary impairment.  The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration.  We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2007, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of Customer Funds by Maturity Date at March 31, 2007

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,790.6	$3,790.0
Due in one to three years	622.4	617.1
Due in three to five years	476.2	473.3
Due after five years	342.8	349.6
Invested customer funds	$5,232.0	$5,230.0

NOTE 4 – CAPITAL ASSETS

	March 31,	December 31,
	2007	2006
Property, Plant and Equipment
Land	$2.9	$2.9
Machinery and equipment (accumulated depreciation of $197.6 and $198.1)	253.8	253.7
Buildings and improvements (accumulated depreciation of $44.2 and $45.3)	95.2	97.1
Total property, plant and equipment	351.9	353.7
Accumulated depreciation	(241.8)	(243.4)
Property, plant and equipment, net	$110.1	$110.3

Goodwill
At beginning of year	$952.6	$936.5
Acquisitions (Note 2)	3.5	19.0
Translation and other adjustments	2.2	(2.9)
At end of period	$958.3	$952.6
Tax-deductible goodwill at end of period	$263.7	$258.1

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $43.7 and $41.6)	$75.4	$72.6
Trademarks (accumulated amortization of $1.1 and $1.0)	1.5	1.3
Technology (accumulated amortization of $52.0 and $50.1)	63.0	60.4
Non-compete agreements (accumulated amortization of $10.2 and $9.7)	13.5	13.0
Total other intangible assets	153.4	147.3
Accumulated amortization	(107.0)	(102.4)
Other intangible assets, net	$46.4	$44.9

Software and Development Costs
Purchased software (accumulated amortization of $60.6 and $57.4)	$78.7	$76.1
Internally developed software costs (accumulated amortization of $79.6 and $75.6)	119.4	118.0
Total software and development costs	198.1	194.1
Accumulated amortization	(140.2)	(133.0)
Software and development costs, net	$57.9	$61.1

NOTE 5 – FINANCING

Debt and Capital Lease Obligations	March 31, 2007	December 31, 2006
Ceridian revolving credit facility	$4.3	$11.6
Comdata receivables securitization facility	82.0	82.0
Total revolving credit facilities	86.3	93.6
Capital lease obligations	5.8	6.9
Total debt and capital lease obligations	92.1	100.5
Less short-term debt and current portions of long-term debt and capital lease obligations	9.2	16.6
Long-term obligations, less current portions	$82.9	$83.9

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) for a combination of advances and letters of credit until November 18, 2010.   This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada.  The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 57.5 basis points (4.84% at March 31, 2007).  Advances under the 2005 Revolving Credit Facility are unsecured.  The terms of the 2005 Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures.  There is no requirement under the terms of the 2005 Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowing under the Canadian subfacility as of March 31, 2007, and December 31, 2006 was $4.3 and $11.6 respectively.  The entire $4.3 is classified as current debt based on management’s intent to repay this amount during 2007.  The carrying amount approximates fair value.  As of March 31, 2007, we utilized $3.2 of the 2005 Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $242.5, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2006, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 14, 2009 with similar terms.  Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.34% at March 31, 2007) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime rate or LIBOR plus 1.5% at Comdata’s option.  The amount outstanding at both March 31, 2007 and December 31, 2006 was $82.0.  The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $345.4 at March 31, 2007, and $307.1 at December 31, 2006.  The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables are not available to satisfy claims of creditors.  This facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

Other Debt Financing

At March 31, 2007 and December 31, 2006, Ceridian U.K. maintained two overdraft facilities totaling £7.5 million.  There were no amounts outstanding as of March 31, 2007 and December 31, 2006.  The £6.5 million overdraft facility was extended to March 2008.  The £1.0 million overdraft facility expires in September 2007.  Our practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at March 31, 2007 and December 31, 2006 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank.  The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.4 and $3.3) at March 31, 2007, and December 31, 2006, respectively.

We remained in compliance with the debt covenants under our credit facilities at March 31, 2007.

Equity Activities

In the first quarter of 2007, we did not repurchase any of our common stock on the open market.  In the first quarter of 2006, we repurchased 311,500 shares of our common stock for $8.0 on the open market at an average net price of $25.77 per common share.  As of March 31, 2007, we may repurchase up to 2,567,550 additional shares of our common stock under an existing authorization from our Board of Directors.

We issued 2,820,900 shares in the first quarter of 2007 in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $66.5 and weighted average price of $23.56 per common share.  In the first quarter of 2006, we issued 2,603,800 shares in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $55.2 and weighted average price of $21.19 per common share.

NOTE 6 – RETIREMENT PLANS

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	Three Months Ended March 31,
Net Periodic Pension Cost	2007	2006
Service cost	$0.8	$1.0
Interest cost	10.0	10.2
Expected return on plan assets	(13.6)	(11.8)
Net amortization and deferral	4.0	4.2
Net periodic pension cost	1.2	3.6
Settlements	2.0	—
Total pension cost	$3.2	$3.6

	Three Months Ended March 31,
Net Periodic Postretirement Benefit Cost	2007	2006
Service cost	$0.0	$0.0
Interest cost	0.8	0.7
Actuarial loss amortization	0.0	0.1
Net periodic postretirement benefit cost	$0.8	$0.8

The $2.0 pension settlement in the first quarter of 2007 related to lump sum payments to plan participants in exchange for their rights to receive specified pension benefits.  The settlement of pension obligations is recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.”

NOTE 7 – STOCK-BASED COMPENSATION

The Company compensates non-employee directors, officers, employees, consultants and independent contractors with stock-based compensation under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), and the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”).  Stock-based compensation awards are generally granted annually, with a minor amount granted upon hire date for new employees.  The Company has awarded stock options, restricted stock units, and restricted stock under these plans.  Stock-based compensation expense is determined based on the grant-date fair value and is recognized evenly over the requisite service period, which is generally three years.  Stock-based compensation expense was $5.2 and $8.7 for first quarter of 2007 and 2006, respectively.

In the first quarter of 2007, we made stock option grants of 796,871 shares, restricted stock unit grants of 524,067 shares and restricted stock award grants of 24,318 shares.  As of March 31, 2007 there were 934,808 shares and 1,485,393 shares available for future grants under the 2004 LTSIP and the 2001 LTSIP, respectively.

NOTE 8 – COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2007	2006
Net earnings	$40.1	$36.2
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	2.5	(0.4)
Change in unrealized gain from marketable securities	0.6	2.1
Change in unrealized gain (loss) from invested customer funds	1.5	(16.7)
Change in pension liability adjustment	2.0	0.1
Less realized gain on:
Marketable securities sold or settled in this period	(1.2)	(1.6)
Other comprehensive income (loss) before income taxes	5.4	(16.5)
Income tax (provision) benefit	(1.2)	5.9
Other comprehensive income (loss) after income taxes	4.2	(10.6)
Comprehensive income	$44.3	$25.6

NOTE 9 – INCOME TAXES

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes – an amendment of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of income tax positions.  The new standard was adopted in the first quarter of 2007.  As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits.  We are continuing to follow our practice of classifying our interest and penalties related to income taxes as a component of our income tax provision.

The total amount of unrecognized tax benefits as of January 1, 2007 was $3.4, including $0.4 of accrued interest.  Of the total amount of unrecognized tax benefits, $2.9 represents the amount that, if recognized, would favorably impact our effective income tax rate.  We expect that $0.6 of the unrecognized balance will be recognized during 2007 as a result of a state statute expiration.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we can not reasonably estimate the amount of the change.  We do not expect the change to have a significant impact on our results of operations or financial position.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has audited our 2001 and 2002 returns.  We have agreed on all issues regarding the audit and are awaiting the final report.  We have extended the statute for these years to allow the IRS time to issue its final report.  The results of the audit have been reflected in prior financial statements.  We are not subject to state examinations for periods prior to 2001. We are currently under audit by the IRS for the years 2004 and 2005, and under inquiry by Her Majesty’s Revenue & Customs (HMRC) for our 2004 UK Corporate income tax return.  There is no Canadian Revenue Agency income tax audit currently underway relating to our Ceridian Canada operations and we are no longer subject to examination for years prior to 2001.  There have been no statutes of limitations extended in either the UK or Canada.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees

SourceWeb was a payroll platform within the HRS business segment.  On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. for $4.0.  As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate.  As of March 31, 2007 and December 31, 2006, the remaining liability was $6.5 and $8.1, respectively.  Future payments of principal and interest under this obligation will amount to $5.0 in 2007 and $1.7 in 2008.

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

Truck Stops v. Ceridian and Comdata

In March and April 2007, five representatives of owner-operated independent fueling locations in Pennsylvania, California, New Jersey, Minnesota and Wisconsin filed nearly identical complaints in the United States District Court for the Eastern District of Pennsylvania against Ceridian Corporation and its wholly-owned subsidiary Comdata, alleging anticompetitive conduct with respect to trucker fleet card and point of sale systems businesses in violation of the Sherman Antitrust Act, Sections 1 and 2.  The plaintiffs are seeking class certification and are asking for damages described by plaintiffs as the overcharges plaintiffs and other members of the class paid to defendants, trebled; pre- and post-judgment interest; injunctive relief to prevent further anticompetitive conduct; and the costs of suit, including reasonable attorneys’ fees.  We believe these claims are without merit and we intend to vigorously defend our positions in these actions.  We cannot estimate the possible loss or range of loss from this matter.

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

NOTE 11 – SEGMENT DATA

	Three Months Ended March 31,
	2007	2006
Revenue:
HRS	$288.4	$281.3
Comdata	117.4	104.4
Total Ceridian	$405.8	$385.7

Earnings before Interest and Taxes (EBIT):
HRS	$30.2	$21.6
Comdata	31.6	34.3
Total Ceridian	61.8	55.9
Interest income, net	2.9	2.8
Earnings before income taxes	$64.7	$58.7

Revenue by product and service is as follows:

	Three Months Ended March 31,
	2007	2006
HRS Revenue:
Payroll and Tax Services	$217.1	$201.6
Benefit Services	33.6	39.6
LifeWorks	37.7	40.1
Total HRS Revenue	$288.4	$281.3
Comdata Revenue:
Transportation	$77.6	$73.0
Retail Services	39.8	31.4
Total Comdata Revenue	117.4	104.4
Total Revenue	$405.8	$385.7

Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material.  Operations in Canada and the United Kingdom relate almost entirely to the HRS segment.  Geographic data for the periods presented below is determined by reference to the location of operation.

Revenue by geography is as follows:

	Three Months Ended March 31,
	2007	2006
Revenue:
U.S.	$332.5	$318.8
Canada	49.7	44.4
United Kingdom	23.6	22.5
Total International	73.3	66.9
Total Revenue	$405.8	$385.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).  Such important factors include:

•                   Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our strategic goals

•                   Economic and governmental factors may adversely affect our business and operating results

•                   Our future revenue and revenue growth will depend on our ability to retain our existing customers, sell additional products and services to our existing customers, introduce new or enhanced products and services and attract and retain new customers

•                   Our ability to improve operating margins will depend on the degree to which and the speed with which we are able to make investments in our business to improve our business performance, make investments to improve the performance of our technology, and reduce operating costs

•                   Any breach of our IT security or loss of customer data could adversely affect our businesses

•                   In the event of a catastrophic occurrence, our ability to protect client data and maintain operations may be impaired

•                   The failure of our HRS business to comply with applicable laws could result in substantial taxes, penalties and liabilities that could adversely affect our business

•                   Litigation and governmental inquiries, investigations and proceedings may adversely affect our financial results

•                   Our strategy to make acquisitions of and investments in complementary businesses, products and technologies may not be successful and involves risks that could adversely affect our business and operating results

•                   Our success is dependent on the retention and acquisition of talented people and the skills and abilities of our management team and key personnel

•                   Our ability to remain competitive depends on our speed to market with new or enhanced technology

•                   The markets we serve are highly competitive and may attract new competitors or cause current competitors to focus more on these markets, which could adversely affect our business

•                   Our U.S. HRS business is subject to the risks associated with contracting with the government

•                   We are subject to risks related to our international operations, which may adversely affect our operating results

•                   Our $250 million revolving credit facility and $150 million Comdata receivables securitization facility may restrict our operating flexibility

•                   Our business and results of operations are dependent on several vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations

•                   There may be a contested election for directors at our 2007 annual meeting of stockholders, which may be disruptive and impose costs and expenses

You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this report and (ii) the consolidated financial statements and related notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2006 Form 10-K.  In this discussion, “SG&A expense” refers to our selling, general and administrative expense and “R&D expense” refers to our research and development expense.  Any reference to a “note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated.  All dollars in the following discussion are in millions except per share amounts.

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

RESULTS OF OPERATIONS

Statements of Operations First Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2007	2006	$	%	2007	2006

Revenue	$405.8	$385.7	20.1	5.2	100.0	100.0
Cost of revenue	214.3	205.0	9.3	4.6	52.8	53.1
SG&A expense	122.9	117.6	5.3	4.5	30.3	30.5
R&D expense	6.5	7.8	(1.3)	(16.3)	1.6	2.0
Loss on derivative instruments	1.6	0.9	0.7	83.0	0.4	0.2
Other income, net	(1.3)	(1.5)	0.2	(15.8)	(0.3)	(0.4)
Interest income	(4.4)	(4.1)	(0.3)	6.9	(1.1)	(1.1)
Interest expense	1.5	1.3	0.2	13.4	0.4	0.4
Total costs and expenses	341.1	327.0	14.1	4.3	84.1	84.7
Earnings before income taxes	64.7	58.7	6.0	10.0	15.9	15.3
Income tax provision	24.6	22.5	2.1	9.2	6.0	5.9
Net earnings	$40.1	$36.2	3.9	10.6	9.9	9.4
Diluted earnings per common share	$0.28	$0.24	0.04	16.7

“NM” represents comparisons that are not meaningful to this analysis.

Consolidated Results - Overview

Total revenue increased $20.1 to $405.8, or 5.2%, in the first quarter of 2007 compared to $385.7 in the first quarter of 2006.  The HRS business segment revenue increased $7.1 primarily due to higher interest income on invested customer funds resulting from both higher interest rates and increased customer float balance, and growth in our core payroll business.  These increases were partially offset by the loss of revenue associated with the sale of a major portion of our Retirement Plan Services (“RPS”) recordkeeping and administration business in the third quarter of 2006, and lower revenue in our government lifeworks business.  Our Comdata business segment revenue increased $13.0 primarily due to higher levels of retail cards in use, increased customer demand in retail card processing, and increased utilization and transactions on the Comdata card in the transportation business.

Cost of revenue as a percent of revenue decreased to 52.8% in the first quarter of 2007 compared to 53.1% in the first quarter of 2006.  This decrease was driven by higher investment income without significant incremental costs on our invested customer funds and cost containment efforts in the HRS business segment, partially offset by an increase in the Comdata business segments cost of revenue due to the loss of a relatively high margin contract and the entry into a lower margin market segment through a fourth quarter 2006 acquisition.

SG&A expense in the first quarter of 2007 increased $5.3, or 4.5%, to $122.9 from $117.6 in the first quarter of 2006.  This was due to $11.8 in one-time charges related to our evaluation of strategic alternatives and proxy related costs, executive separations, and lease termination costs, partially offset by decreases resulting from sales and general expense reductions in the HRS segment, a reduction in post employment benefit costs and a $2.7 reduction in stock-based compensation expense.

R&D expense in the first quarter of 2007 decreased $1.3, or 16.3%, to $6.5, from $7.8 in the first quarter of 2006 due primarily to a planned decrease in R&D expenditures.

The loss on derivative instruments was $1.6 in the first quarter of 2007 compared to $0.9 in the first quarter of 2006.  This primarily resulted from a greater increase in diesel fuel futures prices in the first quarter of 2007 compared to the first quarter of 2006.

Interest income increased $0.3 to $4.4 in the first quarter of 2007 compared to the first quarter of 2006 due to higher interest rates.  Interest expense increased $0.2 to $1.5 in the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher interest rates.

Income taxes increased $2.1 to $24.6 in the first quarter of 2007 compared to the first quarter of 2006 primarily due to increased earnings.  The reported effective tax rate for the first quarter of 2007 was 38.0% compared to 38.3% for the first quarter of 2006.

Business Segment Results

Our business is classified into two reportable segments:  HRS and Comdata.  We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments.  Revenue between business segments is not material and is eliminated upon consolidation.  Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments.  Corporate center costs include medical, workers compensation, property and casualty insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs.  Certain of these costs are charged to the business segment based on usage and the remainder is allocated on a consistent basis based on a percentage of revenue.

HRS

Statements of Operations First Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006

Revenue	$288.4	$281.3	7.1	2.5	100.0	100.0
Cost of revenue	155.3	158.1	(2.8)	(1.7)	53.9	56.2
SG&A expense	99.3	97.3	2.0	1.9	34.4	34.6
R&D expense	4.7	5.8	(1.1)	(18.8)	1.6	2.1
Other income, net	(1.1)	(1.5)	0.4	(29.7)	(0.4)	(0.5)
EBIT	$30.2	$21.6	8.6	39.2	10.5	7.7

HRS revenue increased $7.1, or 2.5%, to $288.4 in the first quarter of 2007 compared to $281.3 in the first quarter of 2006.  Revenue from U.S. operations increased $0.7, revenue from operations conducted in Canada, through Ceridian Canada Ltd. (“Ceridian Canada”) increased $5.3, and revenue from operations in the United Kingdom, through Ceridian UK Limited (“Ceridian UK”) increased $1.1.

The increase in revenue from U.S. operations was driven by a $9.7 increase in payroll processing, tax filing and human resource services (“Payroll and Tax Services”), offset by a $6.0 decrease from benefits administration services (“Benefit Services”) and a $3.0 decrease in work-life and employee assistance programs (“LifeWorks”).  The increase in Payroll and Tax Services revenue was mainly driven by a $5.3 increase due from increased volume on the payroll base, and a $4.4 increase in interest income earned on invested customer funds, including $3.6 from a higher average yield and $0.8 from a higher average invested balance.  The decrease in Benefit Services revenue was driven by the loss of revenue due to the sale of the major portion of the RPS business in the third quarter of 2006.  LifeWorks revenue decreased $3.0 primarily due to price reductions in our governmental business.

The Ceridian Canada revenue increase of $5.3 was driven by $3.3 of growth in the payroll base through new customers and increased investment income of $2.0 driven by higher average invested balances.  Ceridian UK revenue increased $1.1 principally due to the strengthening of the British pound sterling against the U.S. dollar.

Cost of revenue as a percent of revenue decreased to 53.9% in the first quarter of 2007 from 56.2% in the first quarter of 2006.  This reduction was mainly due to higher investment income on invested customer funds without significant incremental costs and cost containment efforts in the Payroll and Tax Services business.  Partially offsetting this reduction was increased service delivery costs in the Benefit Services business to improve service levels to our customers.

SG&A expense for HRS increased $2.0 to $99.3 in the first quarter of 2007 compared to $97.3 in the first quarter of 2006 primarily due to an increase of $0.9 in selling expense and $1.1 in general and administrative expense.  Selling expense primarily increased due to a $3.0 charge for lease terminations relating to sales offices, partially offset by reduced sales incentive expenses.  The increase in general and administrative expense was principally due to one-time charges related to our evaluation of strategic alternatives and proxy related costs, and executive separations of $6.2, partially offset by general spending reductions, a reduction in post employment benefit costs and $2.3 of lower stock-based compensation expense.

R&D expense for HRS decreased $1.1 to $4.7 in the first quarter of 2007 compared to $5.8 in the first quarter of 2006, primarily due to a planned decrease in R&D expenditures.

Other income, net for HRS was driven by gains on sales of marketable securities of $1.2 in the first quarter of 2007 compared to $1.6 in the first quarter of 2006.

HRS EBIT increased $8.6 to $30.2 or 10.5% of revenue in the first quarter of 2007 compared to $21.6 or 7.7% of revenue in the first quarter of 2006.  The increase was primarily due to an improvement in operating performance in the U.S. and Canadian operations, partially offset by one-time charges related to our evaluation of strategic alternatives and proxy related costs, executive separations, and lease termination costs.  U.S. operations EBIT improved due to increased investment income and general cost reductions.  Ceridian Canada’s EBIT improved due largely to new customer growth and increased investment income.  Ceridian UK’s EBIT was down in the first quarter of 2007 compared to the first quarter of 2006 due to the impact of lower pricing on customer renewals.

Comdata

Statements of Operations First Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006

Revenue	$117.4	$104.4	13.0	12.5	100.0	100.0
Cost of revenue	59.0	46.9	12.1	25.7	50.2	45.0
SG&A expense	23.6	20.3	3.3	16.7	20.2	19.4
R&D expense	1.8	2.0	(0.2)	(9.1)	1.5	1.9
Loss on derivative instruments	1.6	0.9	0.7	83.0	1.3	0.8
Other income, net	(0.2)	—	(0.2)	NM	(0.2)	—
EBIT	$31.6	$34.3	(2.7)	(7.9)	26.9	32.9

Comdata revenue increased $13.0 or 12.5% to $117.4 in the first quarter of 2007 from $104.4 in the first quarter of 2006.  Revenue from transportation services increased $4.6 and revenue from retail services increased $8.4.

The increase in revenue from transportation services related to revenue from the local fleet business, the long haul business and regulatory compliance services.  The local fleet business increased $1.6 due largely to increased utilization by major local fleet customers of the Comdata Card and private label products and services.  Long haul revenue increased $1.6 from higher volume primarily due to increased transactions on the Comdata Card.  The remaining increase in transportation services revenue in the first quarter of 2007 compared to the first quarter of 2006 of $1.4 came from regulatory compliance services, due to an increase in transactions and the addition of new customers through an acquisition that was completed in the first quarter of 2007.

Revenue from retail services increased $8.4 in the first quarter of 2007 over the first quarter of 2006 primarily due to higher levels of retail cards in use, greater transaction volume and the addition of new customers through internal growth and acquisitions.  Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer.  Cards delivered increased by approximately 28.7% and transactions processed increased approximately 8.9% in the first quarter of 2007 compared to the first quarter of 2006.

Comdata cost of revenue as a percent of revenue increased to 50.2% in the first quarter of 2007 from 45.0% in the first quarter of 2006.  The increase was primarily due to the loss of a relatively high margin contract in the legacy “smart card” electronic benefits transfer (EBT) business, entry into a market segment with lower seasonal margins through a fourth quarter 2006 acquisition and additional investments in the business.

SG&A expense increased $3.3, or 16.7%, to $23.6 in the first quarter of 2007 compared to the first quarter of 2006.  Selling expense increased $0.6 as a result of increases in sales commissions and general salary increases.  General and administrative expense increased $2.7 primarily related to allocated one-time charges for our evaluation of strategic alternatives and proxy related costs, and executive separations of $2.6.

R&D expense of $1.8 in the first quarter of 2007 was relatively flat compared to $2.0 in the first quarter of 2006.

The loss on derivative instruments related to diesel fuel price derivative instruments was $1.6 in the first quarter of 2007 compared to $0.9 in the first quarter of 2006.  This primarily resulted from a greater increase in diesel fuel futures prices in the first quarter of 2007 compared to the first quarter of 2006.  Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  During early 2007 we acquired diesel fuel price derivative instruments covering approximately 30% of our anticipated 2007 diesel fuel price related earnings exposure.

Comdata EBIT decreased $2.7 to $31.6 or 26.9% of revenue in the first quarter of 2007 compared to $34.3 or 32.9% of revenue in the first quarter of 2006 primarily due to higher cost of sales, increased administrative expense related to allocated one-time charges related to our evaluation of strategic alternatives and proxy related costs, executive separations, and the increased loss on derivative instruments.

Cash Flows

Cash Balances and Operating Activities

During the first quarter of 2007, our cash and equivalents increased $82.6 to $377.3 primarily driven by $48.5 of proceeds from the exercise of stock options and $40.1 in net earnings, partially offset by $16.1 of capital expenditures.  During the first quarter of 2006, our cash and equivalents increased $72.3 to $435.2 due to $44.3 of proceeds from the exercise of stock options, $36.2 in net earnings, and $6.7 in proceeds from the sales of businesses and assets, partially offset by capital expenditures of $11.2 and debt repayments of $8.0.

Cash flows from operating activities provided cash of $58.2 for the first quarter of 2007, compared to cash provided of $41.8 in the first quarter of 2006.  The increase of $16.4 in operating cash flows during the first quarter of 2007 compared to the first quarter of 2006 largely reflected a decrease of $15.5 in net cash outflows from working capital activities.

Investing Activities

Cash flows from investing activities used cash of $23.9 for the first quarter of 2007, compared to cash used of $4.5 for the first quarter of 2006.  During the first quarter of 2007, our capital expenditures included $10.9 for property and equipment, $9.9 for acquisitions and $5.2 for software and development costs.  During the first quarter of 2006, our capital expenditures included $5.3 for property and equipment and $5.9 for software and development costs.

Financing Activities

Cash flows from financing activities provided cash of $48.3 for the first quarter of 2007.  Proceeds from exercises of stock options amounted to $48.5.  We reduced Ceridian Canada’s borrowings under our $250.0 revolving credit facility by $7.3, and we made principal payments of $1.1 and $1.6 on capital leases and a guaranteed minimum royalty obligation with The Ultimate Software Group, Inc. (“Ultimate”), respectively.

In the first quarter of 2006 cash flows from financing activities provided cash of $35.1, driven by proceeds from exercises of stock options of $44.3.  We reduced Ceridian Canada’s borrowings under our $250.0 revolving credit facility by $4.9, and we made principal payments of $1.6 and $1.5 on capital leases and a guaranteed minimum royalty obligation with Ultimate, respectively.  In addition, we repurchased 311,500 shares of our common stock on the open market at an average net price of $25.77 per share, resulting in financing cash outflows of $8.0 for settled trades.

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

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) for a combination of advances and letters of credit until November 18, 2010.   This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada.  The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 57.5 basis points (4.84% at March 31, 2007).  Advances under the 2005 Revolving Credit Facility are unsecured.  The terms of the 2005 Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures.  There is no requirement under the terms of the 2005 Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowing under the Canadian subfacility as of March 31, 2007, and December 31, 2006 was $4.3 and $11.6 respectively.  The entire $4.3 is classified as current debt based on management’s intent to repay this amount during 2007.  The carrying amount approximates fair value.  As of March 31, 2007, we utilized $3.2 of the 2005 Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $242.5, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2006, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 14, 2009 with similar terms.  Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.34% at March 31, 2007) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime rate or LIBOR plus 1.5% at Comdata’s option.  The amount outstanding at both March 31, 2007 and December 31, 2006 was $82.0.  The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $345.4 at March 31, 2007, and $307.1 at December 31, 2006.  The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables are not available to satisfy claims of creditors.  This facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

Other Debt Financing

At March 31, 2007 and December 31, 2006, Ceridian U.K. maintained two overdraft facilities totaling £7.5 million.  There were no amounts outstanding as of March 31, 2007 and December 31, 2006.  The £6.5 million overdraft facility was extended to March 2008.  The £1.0 million overdraft facility expires in September 2007.  Our practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at March 31, 2007 and December 31, 2006 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank.  The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.4 and $3.3) at March 31, 2007 and December 31, 2006, respectively.

We remained in compliance with the debt covenants under our credit facilities at March 31, 2007.

Equity Activities

In the first quarter of 2007, we did not repurchase any of our common stock on the open market.  In the first quarter of 2006, we repurchased 311,500 shares of our common stock for $8.0 on the open market at an average net price of $25.77 per common share.  As of March 31, 2007, we may repurchase up to 2,567,550 additional shares of our common stock under an existing authorization from our Board of Directors.

We issued 2,820,900 shares in the first quarter of 2007 in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $66.5 and weighted average price of $23.56 per common share.  In the first quarter of 2006, we issued 2,603,800 shares in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $55.2 and weighted average price of $21.19 per common share.

Our contractual commitments and contingencies at December 31, 2006 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in the 2006 Form 10-K.  There have been no material changes to these contractual commitments and contingencies during the three months ended March 31, 2007.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in the 2006 Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this new standard.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 enables entities to choose to measure certain types of financial assets and liabilities and certain other items at fair value.  This standard does not modify existing standards requiring other assets and liabilities to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this new standard.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2006 Form 10-K.  There have been no material changes to our market risk during the three months ended March 31, 2007.

Item 4.  Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, we have concluded that as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Truck Stops v. Ceridian and Comdata

In March and April 2007, five representatives of owner-operated independent fueling locations in Pennsylvania, California, New Jersey, Minnesota and Wisconsin filed nearly identical complaints in the United States District Court for the Eastern District of Pennsylvania against Ceridian Corporation and its wholly-owned subsidiary Comdata, alleging anticompetitive conduct with respect to trucker fleet card and point of sale systems businesses in violation of the Sherman Antitrust Act, Sections 1 and 2.  The plaintiffs are seeking class certification and are asking for damages described by plaintiffs as the overcharges plaintiffs and other members of the class paid to defendants, trebled; pre- and post-judgment interest; injunctive relief to prevent further anticompetitive conduct; and the costs of suit, including reasonable attorneys’ fees.  We believe these claims are without merit and we intend to vigorously defend our positions in these actions.  We cannot estimate the possible loss or range of loss from this matter.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed by Ceridian under Part I, Item 1A, “Risk Factors” contained in our 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly nnounced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (January 1, 2007 - January 31, 2007)	6,120	$29.90	0	2,567,550

Month #2 (February 1, 2007 - February 28, 2007)	9,437	$33.84	0	2,567,550

Month #3 (March 1, 2007 - March 31, 2007)	3,922	$32.26	0	2,567,550

Total:	19,479	$33.43	0	2,567,550

(1)          These shares were repurchased from employees in connection with the payment of withholding taxes for restricted stock awards.  “Total number of shares purchased” does not include 36,657 stock units that were used to pay withholding taxes associated with the vesting of restricted stock unit awards.

(2)          On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 2,567,550 shares as of March 31, 2007. The repurchase program has no set expiration or termination date.

Item 6.  Exhibits

(a)	Exhibits.

	10.01	Ceridian Corporation Non-Employee Director Compensation Program, as amended.

10.02

Form of Ceridian Corporation Restricted Stock Award Agreement (for non-executive Chair of Board of Directors Retainer Restricted Share Awards under the Ceridian Corporation 2007 Long-Term Stock Incentive Plan, as amended).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: May 9, 2007	/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)