Form 10-Q
period 2007-06-30
CERIDIAN CORP /DE/
filed 2007-08-08
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

YES    ☐    NO    ☒

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of July 31, 2007, was 144,171,551.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements.  Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements.  Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.  Such important factors include:

•                  Our ability to implement and execute our plans may not be successful and, accordingly, we may not be successful in achieving our strategic goals

•                  Economic and governmental factors may adversely affect our business and operating results

•                  Our future revenue and revenue growth will depend on our ability to retain our existing customers, sell additional products and services to our existing customers, introduce new or enhanced products and services and attract and retain new customers

•                  Our ability to improve operating margins will depend on the degree to which and the speed with which we are able to make investments in our business to improve our business performance, make investments to improve the performance of our technology, and reduce operating costs

•                  Any breach of our information technology security or loss of customer data could adversely affect our businesses

•                  In the event of a catastrophic occurrence, our ability to protect client data and maintain operations may be impaired

•                  The failure of our Human Resource Solutions (“HRS”) business to comply with applicable laws could result in substantial taxes, penalties and liabilities that could adversely affect our business

•                  Litigation and governmental inquiries, investigations and proceedings may adversely affect our financial results

•                  Our strategy to make acquisitions and investments may not be successful and involves risks that could adversely affect our business and operating results

•                  Our success is dependent on the retention and acquisition of talented people and the skills and abilities of our management team and key personnel

•                  Our ability to remain competitive depends on our speed to market with new or enhanced technology

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

•                  We are subject to risks related to our international operations, which may adversely affect our operating results

•                  Our $250 million revolving credit facility and $150 million Comdata receivables securitization facility may restrict our operating flexibility

•                  Our business and results of operations are dependent on several vendors and suppliers, the loss of whom could adversely affect our consolidated results of operations

•                  There may be a contested election for directors at our 2007 annual meeting of stockholders, which may be disruptive and impose costs and expenses

•                  Uncertainty related to our pending merger with affiliates of Thomas H. Lee Partners, L.P. and Fidelity National Financial, Inc. and contractual restrictions while the merger is pending could adversely affect our business

•                  Failure to complete the merger could negatively impact our stock price, future business and financial results

You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any future disclosure we make on related subjects in future reports to the SEC.

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

June 30, 2007

Part I.  Financial Information

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended June 30,
	Three Months		Six Months
	2007	2006	2007	2006

Revenue	$407.7	$388.9	$813.5	$774.6
Costs and expenses
Cost of revenue	226.8	213.1	443.6	420.6
Selling, general and administrative	116.4	108.6	236.6	223.5
Research and development	6.5	6.7	13.2	14.7
Loss on derivative instruments	0.1	2.2	1.7	3.1
Other income, net	(3.8)	(2.5)	(5.1)	(4.0)
Interest income	(5.0)	(4.0)	(9.4)	(8.1)
Interest expense	1.6	1.7	3.1	3.0
Total costs and expenses	342.6	325.8	683.7	652.8
Earnings before income taxes	65.1	63.1	129.8	121.8
Income tax provision	20.5	20.9	45.1	43.4
Net earnings	$44.6	$42.2	$84.7	$78.4

Earnings per share
Basic	$0.31	$0.29	$0.59	$0.54
Diluted	$0.31	$0.29	$0.59	$0.53

Shares used in calculations (in 000’s)
Weighted average shares (basic)	143,397	144,269	142,469	144,880
Dilutive securities	1,951	2,809	2,097	3,074
Weighted average shares (diluted)	145,348	147,078	144,566	147,954

Antidilutive shares excluded (in 000’s)	830	1,729	558	1,293

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	June 30,	December 31,
Assets	2007	2006
Cash and equivalents	$386.1	$294.7
Trade and other receivables, less reserves and allowance for doubtful accounts of $20.5 and $22.7	782.8	682.2
Current deferred income taxes	9.6	10.4
Current prepaid assets	116.9	112.0
Other current assets	10.2	8.9
Total current assets	1,305.6	1,108.2
Property, plant and equipment, net	110.9	110.3
Goodwill	965.6	952.6
Software and development costs, net	58.9	61.1
Other intangible assets, net	46.3	44.9
Deferred income taxes	15.8	19.4
Other noncurrent assets	40.9	44.5
Total assets before customer funds	2,544.0	2,341.0
Customer funds	4,407.7	4,593.4
Total assets	$6,951.7	$6,934.4

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$7.4	$16.6
Accounts payable	83.4	93.6
Drafts and settlements payable	313.7	269.2
Customer advances	37.4	33.1
Deferred revenue	159.6	162.6
Employee compensation and benefits	66.8	72.8
Other accrued expenses	66.2	73.6
Total current liabilities	734.5	721.5
Long-term obligations, less current portion	82.1	83.9
Deferred income taxes	28.1	27.7
Employee benefit plans	91.1	103.3
Other noncurrent liabilities	31.1	29.9
Total liabilities before customer funds obligations	966.9	966.3
Customer funds obligations	4,428.4	4,596.9
Total liabilities	5,395.3	5,563.2

Common stock - $.01 par, authorized 500,000,000 shares, issued 151,577,646 and 151,567,406	1.5	1.5
Additional paid-in capital	930.6	924.0
Retained earnings	951.7	867.0
Treasury stock, at cost – 7,459,718 and 11,081,941 shares	(176.0)	(260.8)
Accumulated other comprehensive loss	(151.4)	(160.5)
Total stockholders’ equity	1,556.4	1,371.2
Total liabilities and stockholders’ equity	$6,951.7	$6,934.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$84.7	$78.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(1.4)	18.6
Depreciation and amortization	43.5	43.1
Provision for doubtful accounts	1.3	2.9
Net periodic pension costs	1.2	5.1
Unrealized loss on derivative instruments	1.4	2.3
Gain on sale of marketable securities	(4.8)	(2.6)
Stock-based compensation	10.3	12.8
Tax benefits from stock-based compensation	(12.9)	(8.9)
Other	(2.0)	0.3
Changes in operating assets and liabilities, net of changes related to acquisitions:
Trade and other receivables	(101.0)	(81.4)
Accounts payable	(8.7)	(17.0)
Drafts and settlements payable	44.5	47.9
Deferred revenue	(3.0)	0.2
Employee compensation and benefits	(6.9)	(11.6)
Contribution to retirement plan trust	—	(75.0)
Accrued taxes	12.1	(9.1)
Other current assets and liabilities	0.9	5.3
Net cash provided by operating activities	59.2	11.3
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(23.4)	(12.1)
Expended for software and development costs	(11.6)	(11.3)
Proceeds from sales of businesses and assets	10.0	7.2
Expended for acquisitions of businesses, less cash acquired	(10.7)	(5.5)
Net cash used for investing activities	(35.7)	(21.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(9.3)	(7.5)
Repayment of other debt and long-term obligations	(5.3)	(5.6)
Repurchase of common stock	—	(213.2)
Tax benefits from stock-based compensation	12.9	8.9
Proceeds from stock option exercises	69.3	60.3
Net cash provided by (used for) financing activities	67.6	(157.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.3	0.7

NET CASH FLOWS PROVIDED (USED)	91.4	(166.8)
Cash and equivalents at beginning of period	294.7	362.9
Cash and equivalents at end of period	$386.1	$196.1

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2007

(Unaudited)

(Dollars in millions, except per share data)

NOTE 1 – GENERAL

Nature of Our Business

Ceridian Corporation (“Ceridian,” the “Company,” “we,” “our” or “us”) is a business services company principally serving the human resource, transportation and retail markets.  Our human resource solutions (“HRS”) business segment enables customers to outsource a broad range of human resource processes.  We have HRS operations primarily in the United States, Canada and the United Kingdom.  Our Comdata business segment (“Comdata”) provides transaction processing, financial services and regulatory compliance services primarily to the transportation and retail industries.  Comdata’s products and services include payment processing and the issuance of credit, debit and stored value cards.  Comdata’s operations are located substantially in the United States with some operations in Canada.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  The accounting policies we follow are set forth in Note 1, Accounting Policies, to the Company’s financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2006, as amended (our “2006 Form 10-K”).  The following notes should be read in conjunction with such policies and other disclosures in our 2006 Form 10-K.  Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of June 30, 2007 and December 31, 2006, our results of operations for the three and six months ended June 30, 2007 and 2006 and our cash flows for the six months ended June 30, 2007 and 2006.

Changes in Presentation

We have reclassified certain prior period amounts to conform to the current period’s presentation.  For the quarter ended June 30, 2006, we increased revenue by $1.8, decreased selling, general and administration expense by $0.4 and increased cost of revenue by $2.2.  For the six months ended June 30, 2006, we increased revenue by $3.2, increased cost of revenue by $4.0, decreased selling, general and administration expense by $1.0, and increased R&D by $0.2.  We also decreased cash provided by operating activities by $2.4 to properly reflect book overdrafts with certain financial institutions for the six months ended June 30, 2006.  These reclassifications had no effect on previously reported consolidated net earnings, the consolidated balance sheet or stockholder’s equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The more significant estimates that could affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; the determination of the allowance for doubtful accounts and reserve for sales adjustment; the determination of fair value and estimated expected life related to stock options granted; and the resolution of tax matters and contingencies.  Further discussion of these estimates can be found in related disclosures elsewhere in this report and in our 2006 Form 10-K.

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

NOTE 2 – PENDING MERGER

On May 30, 2007, the Company, Foundation Holdings, Inc., a Delaware corporation (“Parent”), and Foundation Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of July 30, 2007, the “Merger Agreement”).  Parent and Merger Sub are jointly owned, directly or indirectly, by Thomas H. Lee Partners, L.P. (“THL Partners”) and Fidelity National Financial, Inc. (“FNF”).

Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and each share of Ceridian Corporation common stock outstanding at the effective time of the Merger (other than shares with respect to which appraisal rights have been properly exercised) will be converted into the right to receive $36 per share in cash and the surviving corporation will become a wholly owned subsidiary of Parent.

Completion of the Merger is subject to conditions including: (a) approval of the Merger Agreement by the Company’s shareholders, (b) approval by certain governmental regulators and authorities, including approvals under applicable antitrust laws and change of control approvals in connection with state money transmitter licenses, (c) the absence of an injunction by any court or other tribunal of competent jurisdiction which prohibits the consummation of the Merger, (d) subject to certain exceptions, the accuracy of representations and warranties of the other party, and (e) material compliance of the other party with its covenants and material performance of the other party of its obligations.

Under the Merger Agreement, the Company has agreed that, among other things, from and after the date of the Merger Agreement until the effective time of the Merger or the date, if any, on which the Merger Agreement is earlier terminated, except as otherwise contemplated by the Merger Agreement, the Company and its subsidiaries will not (unless Parent gives its prior written consent):

•                  authorize or pay any dividends on or make any distribution with respect to its outstanding shares of capital stock (whether in cash, assets, stock or other securities of the Company or its subsidiaries), except for dividends paid by wholly owned subsidiaries of the Company;

•                  split, combine or reclassify any of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock, except for any such transaction by a wholly owned subsidiary of the Company which remains a wholly owned subsidiary after giving effect to such transaction;

•                  except for transactions among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries, issue, sell, pledge, dispose of or encumber, or authorize any of the foregoing in respect of shares of capital stock or other ownership interests in the Company or any of its subsidiaries, other than certain permitted issuances of shares relating to certain stock options;

•                  except among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries, purchase, redeem or otherwise acquire any shares of capital stock or other equity securities or any rights, warrants or options to acquire any such equity securities;

•                  incur, assume, guarantee, prepay or otherwise become liable for any indebtedness for borrowed money except for (1) indebtedness for borrowed money among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries; (2) indebtedness for borrowed money incurred to replace any existing indebtedness on no less favorable terms; (3) guarantees by the Company of indebtedness for borrowed money of subsidiaries; (4) indebtedness for borrowed money incurred pursuant to agreements in effect prior to the execution of the Merger Agreement or the issuance of new commercial paper by the Company, in each case in the ordinary course of business consistent with past practice; (5) indebtedness for borrowed money in an amount not to exceed $5.0, plus any amounts needed by the Company to consummate the transactions set forth in the appropriate section of the Company’s disclosure schedule, in aggregate principal amount outstanding at any time incurred by the Company or any of its subsidiaries;

•                  except among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries, sell, lease, license, transfer, exchange or swap, mortgage or otherwise encumber or otherwise dispose of any material portion of its properties or assets, except sales of inventory in the ordinary course and pursuant to existing agreements, or as contemplated by the Merger Agreement to obtain regulatory approvals;

•                  make capital expenditures that (1) involve the purchase of material real property or (2) are in excess of $0.5 individually or $5.0 in the aggregate, except for any capital expenditures provided for in the capital expenditure plan previously made available to Parent; or

•                  directly or indirectly acquire (1) by merging or consolidating with, or by purchasing all of or a substantial equity interest in, or by any other manner, any person or division, business or equity interest of any person or (2) except in the ordinary course of business consistent with past practice, any assets that, individually, have a purchase price in excess of $0.5 or, in the aggregate, have a purchase price in excess of $5.0.

For a more detailed description of the Merger Agreement and the Merger, see our annual meeting proxy statement dated July 30, 2007, as filed with the SEC on July 31, 2007.

NOTE 3 – INVESTING ACTIVITY

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

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  We continuously monitor fuel price volatility and the cost of derivative instruments.  In February, 2007, we entered into fuel derivative contracts that expire on December 31, 2007, covering approximately 30% of our diesel fuel price risk for 2007.  For 2006, we covered approximately 80% of our diesel fuel price risk for the full year with diesel fuel price derivative instruments.  These diesel fuel price derivative instruments were not accounted for as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The activity related to diesel fuel derivative instruments for three and six months ended June 30, 2007 and 2006 was as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2007	2006	2007	2006
Payments to counterparties	$0.2	$0.6	$0.3	$1.3
Unrealized loss (gain)	(0.1)	1.6	1.4	1.8
Loss on derivative instruments	$0.1	$2.2	$1.7	$3.1

Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $1.5 and $0.1 at June 30, 2007 and December 31, 2006, respectively. We expect to carry these diesel fuel price derivative instruments at fair market value for 2007.

Investments, Acquisitions and Divestitures of Businesses

Publicly Held Investments.  At June 30, 2007 and December 31, 2006, we held 110,922 and 220,922 shares, respectively, of The Ultimate Software Group, Inc. (“Ultimate”) common stock with a carrying value of $3.2 and $5.1, respectively.  During the first six months of 2007, we sold 110,000 shares of Ultimate common stock for proceeds of $3.0 and a net gain of $2.6.  During the first six months of 2006, we sold 85,000 shares of Ultimate common stock for proceeds of $1.9 and a net gain of $1.6.  Gains and losses on sales of marketable securities are reported in other income, net in our consolidated statements of operations.

The Ultimate securities are treated as “available for sale” securities.  The carrying value of these securities has been adjusted at each balance sheet date to reflect the current market price.  The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income.

The cost and fair values of securities available for sale at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Cost	$0.4	$0.9
Gross unrealized gains	2.8	4.2
Fair value	$3.2	$5.1

Acquisitions and Divestitures of Businesses

In the second quarter 2007, our HRS business acquired a provider of online payroll and recruitment solutions for $0.7, with additional purchase obligations of $4.1 depending on the performance of the business.   We preliminarily allocated costs to intangible assets of $4.0 and liabilities of $3.3.

In the first quarter 2007, our Comdata business acquired a provider of paperless fuel tax services designed to streamline fuel tax management and reporting processes.  The cost of this stock purchase acquisition was $9.9, net of cash acquired, with additional purchase price obligations of up to $6.0 depending on the performance of the business.  We preliminarily allocated costs to goodwill of $3.5, other intangible assets totaling $5.9, and net assets of $0.5.

In the second quarter of 2006, Comdata acquired the remaining 80.1% equity interest in SASH Management, LLC (“SASH”), a mid-market provider of gift certificates and gift cards, for $5.5 in cash, net of cash acquired.  Including the 2002 acquisition of the initial 19.9% cost-based investment in SASH for $0.6, we recorded goodwill of $2.9 and other intangible assets of $3.2.

The results of operations for these businesses have been included in our consolidated results of operations since the date of acquisition.

In the second quarter of 2007, a payroll platform within the HRS business segment was sold for $6.2 and we recognized a pre-tax gain of $2.2.  This did not meet the criteria to qualify as a discontinued operation.

NOTE 4 – CUSTOMER FUNDS

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

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers.  Investment income from invested customer funds included in revenue for the periods ended June 30, 2007 and 2006 amounted to $37.8 and $34.9 for the second quarter of 2007 and 2006, respectively, and $80.3 and $71.0 for the six months ended June 30, 2007 and 2006, respectively.  Investment income includes realized gains and losses from sales of customer funds investments.

The amortized cost and fair value of investments of customer funds available for sale at June 30, 2007 and December 31, 2006 were as follows:

Investments of Customer Funds at June 30, 2007

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$2,701.8	$—	$—	$2,701.8
Available for sale investments:
U.S. government and agency securities	923.4	—	(15.5)	907.9
Canadian and provincial government securities	370.5	3.7	(4.3)	369.9
Corporate debt securities	305.3	0.2	(3.6)	301.9
Asset-backed securities	105.6	—	(1.2)	104.4
Mortgage-backed and other securities	19.3	—	—	19.3
Total available for sale investments	1,724.1	3.9	(24.6)	1,703.4
Invested customer funds	4,425.9	$3.9	$(24.6)	4,405.2
Trust receivables	2.5			2.5
Total customer funds	$4,428.4			$4,407.7

Investments of Customer Funds at December 31, 2006

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities and other cash equivalents	$2,929.0	$—	$—	$2,929.0
Available for sale investments:
U.S. government and agency securities	937.7	0.6	(12.4)	925.9
Canadian and provincial government securities	374.4	8.8	(0.2)	383.0
Corporate debt securities	258.0	1.2	(1.6)	257.6
Asset-backed securities	62.9	0.2	(0.1)	63.0
Mortgage-backed and other securities	29.5	0.1	(0.1)	29.5
Total available for sale investments	1,662.5	10.9	(14.4)	1,659.0
Invested customer funds	4,591.5	$10.9	$(14.4)	4,588.0
Trust receivables	5.4			5.4
Total customer funds	$4,596.9			$4,593.4

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(2.0)	$169.5	$(13.5)	$738.5	$(15.5)	$908.0
Canadian and provincial government securities	(4.1)	230.6	(0.2)	13.1	(4.3)	243.7
Corporate debt securities	(1.9)	165.5	(1.7)	71.5	(3.6)	237.0
Asset-backed securities	(1.2)	83.3	—	0.4	(1.2)	83.7
Mortgage-backed and other securities	—	6.3	—	0.2	—	6.5
Total available for sale investments	$(9.2)	$655.2	$(15.4)	$823.7	$(24.6)	$1,478.9

Management does not believe any individual unrealized losses as of June 30, 2007 represent an other-than-temporary impairment.  The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration.  We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2007, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of Customer Funds by Maturity Date at June 30, 2007

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,901.1	$2,900.1
Due in one to three years	654.9	645.2
Due in three to five years	504.5	494.8
Due after five years	365.4	365.1
Invested customer funds	$4,425.9	$4,405.2

NOTE 5 – CAPITAL ASSETS

	June 30,	December 31,
	2007	2006
Property, Plant and Equipment
Land	$2.9	$2.9
Machinery and equipment (accumulated depreciation of $198.5 and $198.1)	255.0	253.7
Buildings and improvements (accumulated depreciation of $44.7 and $45.3)	96.2	97.1
Total property, plant and equipment	354.1	353.7
Accumulated depreciation	(243.2)	(243.4)
Property, plant and equipment, net	$110.9	$110.3

Goodwill
At beginning of year	$952.6	$936.5
Acquisitions (Note 3)	3.5	19.0
Translation and other adjustments	9.5	(2.9)
At end of period	$965.6	$952.6
Tax-deductible goodwill at end of period	$272.8	$258.1

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $45.2 and $41.6)	$74.8	$72.6
Trademarks (accumulated amortization of $1.2 and $1.0)	1.5	1.3
Technology (accumulated amortization of $54.5 and $50.1)	67.9	60.4
Non-compete agreements (accumulated amortization of $10.5 and $9.7)	13.5	13.0
Total other intangible assets	157.7	147.3
Accumulated amortization	(111.4)	(102.4)
Other intangible assets, net	$46.3	$44.9

Software and Development Costs
Purchased software (accumulated amortization of $69.0 and $57.4)	$90.0	$76.1
Internally developed software costs (accumulated amortization of $83.6 and $75.6)	121.5	118.0
Total software and development costs	211.5	194.1
Accumulated amortization	(152.6)	(133.0)
Software and development costs, net	$58.9	$61.1

NOTE 6 – FINANCING

Debt and Capital Lease Obligations	June 30, 2007	December 31, 2006
Ceridian revolving credit facility	$2.8	$11.6
Comdata receivables securitization facility	82.0	82.0
Total revolving credit facilities	84.8	93.6
Capital lease obligations	4.7	6.9
Total debt and capital lease obligations	89.5	100.5
Less short-term debt and current portion of long-term debt and capital lease obligations	7.4	16.6
Long-term obligations, less current portion	$82.1	$83.9

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) in a combination of advances and letters of credit until November 18, 2010.   This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada.  The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 115.0 basis points (5.55% at June 30, 2007).  Advances under the 2005 Revolving Credit Facility are unsecured.  The terms of the 2005 Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures.  There is no requirement under the terms of the 2005 Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowing under the Canadian subfacility as of June 30, 2007 and December 31, 2006 was $2.8 and $11.6, respectively.  The entire $2.8 is classified as current debt based on management’s intent to repay this amount during 2007.  The carrying amount approximates fair value.  As of June 30, 2007, we utilized $3.2 of the 2005 Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $244.0, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2007, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 12, 2010 with similar terms.  Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.35% at June 30, 2007) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime rate or LIBOR plus 1.5% at Comdata’s option.  The amount outstanding at both June 30, 2007 and December 31, 2006 was $82.0.  The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $381.6 at June 30, 2007, and $307.1 at December 31, 2006.  The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables are not available to satisfy claims of creditors.  This facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

Other Debt Financing

At June 30, 2007 and December 31, 2006, Ceridian U.K. maintained two overdraft facilities totaling £7.5 million.  There were no amounts outstanding as of June 30, 2007 and December 31, 2006.  The £6.5 million overdraft facility was extended to March 2008.  The £1.0 million overdraft facility expires in September 2007.  Our practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at June 30, 2007 and December 31, 2006 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank.  The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.6 and $3.3) at June 30, 2007 and December 31, 2006, respectively.

We remained in compliance with the debt covenants under our credit facilities at June 30, 2007.

Equity Activities

In the first six months of 2007, we did not repurchase any of our common stock on the open market.  During the first six months of 2006, we repurchased 9,404,800 shares of our common stock for $229.4 on the open market at an average net price of $24.39 per share.  We paid $213.2 of the purchase price before the end of the second quarter of 2006 and accrued $16.2 for trades settled in July 2006.

We issued 3,673,305 shares in the first six months of 2007 in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $86.6 and weighted average price of $23.58 per common share.  In the first six months of 2006, we issued 3,515,283 shares in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $75.5 and weighted average price of $21.49 per common share.

NOTE 7 – RETIREMENT PLANS

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

Net Periodic Pension Cost

	For Periods Ended June 30,
	Three months		Six months
	2007	2006	2007	2006
Service cost	$0.7	$0.9	$1.5	$1.9
Interest cost	10.1	10.2	20.1	20.5
Expected return on plan assets	(13.7)	(12.4)	(27.3)	(24.1)
Net amortization and deferral	3.9	4.2	7.9	8.3
Net periodic pension cost	1.0	2.9	2.2	6.6
Settlements	—	—	2.0	—
Total pension cost	$1.0	$2.9	$4.2	$6.6

Net Periodic Postretirement Benefit Cost

	For Periods Ended June 30,
	Three months		Six months
	2007	2006	2007	2006
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.7	0.8	1.5	1.5
Actuarial loss amortization	0.1	0.1	0.1	0.2
Net periodic postretirement benefit cost	$0.9	$0.9	$1.7	$1.7

The $2.0 pension settlement in the first six months of 2007 related to lump sum payments to plan participants in exchange for their rights to receive specified pension benefits.  The settlement of pension obligations is recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.”

NOTE 8 – STOCK-BASED COMPENSATION

The Company compensates non-employee directors, officers, employees, consultants and independent contractors with stock-based compensation under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), and the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”).  Stock-based compensation awards are generally granted annually, with a minor amount granted upon hire date for new employees.  The Company has awarded stock options, restricted stock units, and restricted stock under these plans.  Stock-based compensation expense is determined based on the grant-date fair value and is recognized evenly over the requisite service period, which is generally three years.  Stock-based compensation expense for the quarters ended June 30, 2007 and 2006 amounted to $5.5 and $4.1, respectively, and $10.8 and $12.8 for the six months ended June 30, 2007 and 2006, respectively.

In the second quarter and first six months of 2007, respectively, we made stock option grants of 141,617 shares and 938,488 shares, restricted stock unit grants of 21,350 shares and 545,417 shares, and restricted stock award grants of 4,830 shares and 29,148 shares.  As of June 30, 2007 there were 1,097,681 shares and 1,599,463 shares available for future grants under the 2004 LTSIP and the 2001 LTSIP, respectively.

NOTE 9 – COMPREHENSIVE INCOME

	For Periods Ended June 30,
	Three Months		Six Months
	2007	2006	2007	2006

Net earnings	$44.6	$42.2	$84.7	$78.4
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	12.5	7.3	15.1	7.0
Change in unrealized gain (loss) from marketable securities	0.5	(1.7)	1.1	0.4
Change in unrealized loss from invested customer funds	(18.6)	(11.7)	(17.2)	(28.4)
Change in pension liability adjustment	8.0	50.0	10.0	50.0
Less realized gain on:
Marketable securities sold or settled in this period	(1.4)	—	(2.6)	(1.6)
Other comprehensive loss before income taxes	1.0	43.9	6.4	27.4
Income tax (provision) benefit	3.9	(13.8)	2.7	(7.9)
Other comprehensive loss after income taxes	4.9	30.1	9.1	19.5
Comprehensive income	$49.5	$72.3	$93.8	$97.9

In the second quarter 2006, we made an employer contribution of $75.0 to our U.S. defined benefit pension plan resulting in a $50.0 reduction in the pension liability adjustment within accumulated other comprehensive income.

NOTE 10 – INCOME TAXES

In the second quarter of 2007, income tax expense was reduced by $3.1 due to the sale of a payroll platform within the HRS business segment. Also, income tax expense was reduced $0.9 for newly enacted 2007 legislation in Canada and tax credits claimed. In 2006, legislation in Canada lowered our Canadian deferred income tax balance and resulted in a $2.9 reduction of income tax expense for the quarter.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an amendment of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of income tax positions. The new standard was adopted in the first quarter of 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. We are continuing to follow our practice of classifying our interest and penalties related to income taxes as a component of our income tax provision.

The total amount of unrecognized tax benefits as of January 1, 2007 was $3.4, including $0.4 of accrued interest. Of the total amount of unrecognized tax benefits, $2.9 represents the amount that, if recognized, would favorably impact our effective income tax rate. We expect that $0.6 of the unrecognized balance will be recognized during 2007 as a result of a state statute expiration. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we can not reasonably estimate the amount of the change. We do not expect the change to have a significant impact on our results of operations or financial condition.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. The Internal Revenue Service (“IRS”) has audited our 2001 and 2002 returns. We have agreed on all issues regarding the audit and are awaiting the final report. We have extended the statute of limitations for these years to allow the IRS time to issue its final report. The results of the audit have been reflected in prior financial statements. We are not subject to state examinations for periods prior to 2001. We are currently under audit by the IRS for the years 2004 and 2005, and under inquiry by Her Majesty’s Revenue & Customs (HMRC) for our 2004 UK Corporate income tax return. There is no Canadian Revenue Agency income tax audit currently underway relating to our Ceridian Canada operations and we are no longer subject to examination for years prior to 2001. There have been no statutes of limitations extended in either the UK or Canada.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Guarantees

SourceWeb was a payroll platform within the HRS business segment.  On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. for $4.0.  As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate.  As of June 30, 2007 and December 31, 2006, the remaining liability was $5.0 and $8.1, respectively.  Future payments of principal and interest under this obligation will amount to $3.3 in 2007 and $1.7 in 2008.

Legal Matters

Some of the matters referred to in this section raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding.  Because of this complexity, final disposition of some of these proceedings may not occur for several years.  As such, we are not always able to estimate the amount of our possible future liabilities.  There can be no certainty that we may not ultimately incur charges in excess of established or future financial accruals or insurance coverage.

Securities Class Action

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in the United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE.  This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian Corporation and certain of our former executive officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006.  Our motion to dismiss the amended consolidated class action complaint was granted on June 5, 2007.  Plaintiffs appealed that decision on July 3, 2007.

We continue to believe these claims are without merit and we intend to vigorously defend our position in this action.  We cannot estimate the possible loss or range of loss from this matter.

Derivative Action

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in the United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that our Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The consolidated lawsuit, which relies on the same factual allegations as the purported class action shareholder lawsuits described above, is currently stayed.  If the Merger is completed, the plaintiffs would not be shareholders of the Company.  In connection with the settlement of Sullivan v. Marinello, et al., Case No. 27-CV-07-12994, discussed below, the plaintiffs have agreed that the consolidated lawsuit will be dismissed with prejudice.

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

Truck Stops v. Ceridian and Comdata

In March and April 2007, six representatives of owner-operated independent —truck stops located in several states filed nearly identical complaints in the United States District Court for the Eastern District of Pennsylvania against Ceridian Corporation and its wholly-owned subsidiary Comdata, alleging anticompetitive conduct with respect to trucker fleet card and point of sale systems businesses in violation of the Sherman Antitrust Act, Sections 1 and 2.  We anticipate four similar truck stop cases recently voluntarily dismissed in the United States District Court for the Middle District of Tennessee will be refiled in the Pennsylvania action.   The plaintiffs seek class certification and are asking for damages described by plaintiffs as the overcharges plaintiffs and other members of the class paid to defendants, trebled; pre- and post-judgment interest; injunctive relief to prevent further anticompetitive conduct; and the costs of suit, including reasonable attorneys’ fees.  We believe these claims are without merit and we intend to vigorously defend our positions in these actions.  Ceridian Corporation believes it is improperly named and we intend to bring a motion to dismiss Ceridian Corporation.  We cannot estimate the possible loss or range of loss from this matter.

Pending Merger

Since the announcement of the pending Merger, two suits pertaining to the pending Merger have been filed against Ceridian and/or its Board of Directors.

On June 4, 2007, the Minneapolis Firefighters’ Relief Association filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2996-CC, against Ceridian, our directors, THL Partners, FNF, Parent and Merger Sub challenging the proposed transaction as inadequate and unfair to Ceridian’s public stockholders. The complaint alleges that the directors breached their fiduciary duties and that THL Partners, FNF, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty in entering into the Merger Agreement. The complaint seeks, among other relief, class certification of the lawsuit, declaratory relief, an injunction against the proposed transaction, compensatory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiff. On June 6, 2007, plaintiff moved for a preliminary injunction and expedited trial with respect to certain provisions of the Merger Agreement, including Section 7.1(j) thereof, which provides that Parent may terminate the Merger Agreement if a majority of the board’s nominees are not elected at the annual meeting. On June 11, 2007, plaintiff filed a petition pursuant to Section 211 of the Delaware General Corporation Law seeking an order requiring Ceridian to hold an annual meeting of its shareholders following the adjudication of the validity of Section 7.1(j). The Court of Chancery scheduled the requested trial on the Section 211 claim and the validity of Section 7.1(j) of the Merger Agreement to take place simultaneously on August 1-2, 2007. The parties engaged in extensive expedited discovery of parties and third parties. On June 26, 2007, plaintiff filed an amended complaint, expanding on the existing allegations, adding disclosure claims, and challenging the provision of the confidentiality agreements signed by potential bidders that precluded requesting a waiver of the standstill provisions. At the request of plaintiff, the Court scheduled a preliminary injunction hearing regarding the challenged standstill provisions and certain deal protections in the Merger Agreement to take place on August 3, 2007, immediately after the already scheduled August trial. On July 12, 2007, the parties advised the Delaware Court of Chancery that they had reached a partial settlement of the actions. The parties agreed to settlement terms which include, among other things, (1) the entry of an order providing that the annual meeting of Ceridian stockholders will be held on September 12, 2007 at which meeting stockholders will be permitted to vote with respect to the election of directors and the Merger; (2) Ceridian eliminating the provision of the confidentiality agreements entered into with the third parties during the strategic alternatives process prohibiting the third parties from requesting that Ceridian amend or waive any part of the standstill provision of the confidentiality agreement; (3) amending the Merger Agreement to eliminate a provision permitting buyers to terminate the Merger Agreement upon an election of a new board of directors comprised of a majority of directors not nominated by the current board; and (4) amending the Merger Agreement to change the definition of “superior proposal” thereunder, decreasing the trigger from 66 2/3% to 40% of Ceridian’s assets or stock. THL Partners and FNF and one other signatory have requested and received waivers of the standstill provision. In connection with the proposed settlement, the Court entered an order directing that the annual meeting will be held on September 12, 2007 at which meeting stockholders will be permitted to vote with respect to the election of directors and the Merger. The settlement is subject to Court approval. Plaintiff’s counsel reported to the Court that the plaintiff had shared the terms of the proposed settlement with Pershing Square and Pershing Square provided input regarding the terms of the settlement. Plaintiff further reported to the Court that Pershing Square had advised plaintiff’s counsel that it will not oppose the motion seeking approval of the settlement. As part of the settlement, the plaintiff reserved the right to assert certain claims relating to the termination fees, claims arising from conduct after July 11, 2007 and any disclosure issues that plaintiff raised with defendants no less than five days before Ceridian’s definitive proxy statement was filed with the SEC which the parties were unable to resolve in good faith. Plaintiff’s counsel submitted extensive comments regarding proposed additional and amended disclosures prior to the filing of this proxy statement, which Ceridian considered and responded to in preparing this proxy statement. There were no disclosure issues raised by plaintiff in this process which the parties were not able to resolve in good faith. Upon final approval of the settlement, the pending actions shall be dismissed with prejudice.

On June 20, 2007, Patrick Sullivan brought a putative class action lawsuit in Minnesota state court, Case No. 27-CV-07-12994, against Ceridian’s president and chief executive officer and members of its Board of Directors, along with THL Partners and FNF. The complaint alleges, among other things, breach of fiduciary duties by the individual defendants in connection with Ceridian’s entry into the Merger Agreement. The complaint also alleges that THL Partners and FNF aided and abetted the alleged breaches. Among other things, the complaint challenges the Merger consideration offered to Ceridian shareholders as inadequate and challenges Section 7.1(j) of the Merger Agreement. The plaintiff seeks class certification and requests, among other things, an order enjoining consummation of the Merger. Plaintiff also seeks costs and disbursements of the action, including attorneys’ fees.  On August 2, 2007, the parties reached an agreement to settle the case.  The terms of the settlement include an agreement by the Company to make certain additional disclosures, which were included in the Company’s definitive proxy statement distributed to stockholders in connection with the Merger.  The terms of the settlement also include, among other things, (i) an agreement by the plaintiff that the action will be stayed pending court approval of the proposed settlement of the actions brought in the Delaware Court of Chancery by the Minneapolis Firefighters’ Relief Association; and (ii) dismissal with prejudice of the action upon court approval of the settlement of the Delaware litigation.

Other Matters

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit against Ceridian Corporation and Comdata.  The lawsuit alleges we infringed on certain of their patents.  In the lawsuit, Katz seeks unspecified damages, trebling of the damages based on alleged willful infringement, attorneys’ fees and injunctive relief.  We have evaluated the claims made by Katz and participated in settlement discussions, and we believe that we have reached an agreement with Katz to resolve all issues that were raised in the lawsuit.

Additional Matters

In addition to those described above, we are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims.  In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.  Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available reserves and insurance and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

NOTE 12 – SEGMENT DATA

	For Periods Ended June 30,
	Three Months		Six Months
	2007	2006	2007	2006
Revenue:
HRS	$274.2	$273.1	$562.6	$554.4
Comdata	133.5	115.8	250.9	220.2
Total Ceridian	$407.7	$388.9	$813.5	$774.6

Earnings before Interest and Taxes (EBIT):
HRS	$23.2	$20.6	$53.4	$42.2
Comdata	38.5	40.2	70.1	74.5
Total Ceridian	61.7	60.8	123.5	116.7
Interest income, net	3.4	2.3	6.3	5.1
Earnings before income taxes	$65.1	$63.1	$129.8	$121.8

Revenue by product and service is as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2007	2006	2007	2006
HRS Revenue:
Payroll and Tax Services	$205.1	$195.8	$423.6	$398.7
Benefit Services	35.2	39.1	68.8	78.7
LifeWorks	33.9	38.2	70.2	77.0
Total HRS Revenue	$274.2	$273.1	$562.6	$554.4

Comdata Revenue:
Transportation	$84.4	$80.1	$162.0	$153.0
Retail Services	49.1	35.7	88.9	67.2
Total Comdata Revenue	133.5	115.8	250.9	220.2
Total Revenue	$407.7	$388.9	$813.5	$774.6

Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material.  Operations in Canada and the United Kingdom relate almost entirely to the HRS segment.  Geographic data for the periods presented below is determined by reference to the location of operation.

Revenue by geography is as follows:

	For Periods Ended June 30,
	Three Months		Six Months
	2007	2006	2007	2006
Revenue:
US	$332.5	$321.0	$665.0	$639.8

Canada	49.9	44.3	99.6	88.7
United Kingdom	25.3	23.6	48.9	46.1
Total International	$75.2	$67.9	$148.5	$134.8

Total Revenue	$407.7	$388.9	$813.5	$774.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with (i) the accompanying consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this report and (ii) the consolidated financial statements and related notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended (our “2006 Form 10-K”).  In this discussion, “SG&A expense” refers to our selling, general and administrative expense and “R&D expense” refers to our research and development expense.  Any reference to a “note” in this discussion relates to the accompanying notes to the consolidated financial statements unless otherwise indicated.  All dollars in the following discussion are in millions except per share amounts.

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

Pending Merger

On May 30, 2007, the Company, Foundation Holdings, Inc., a Delaware corporation (“Parent”), and Foundation Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of July 30, 2007, the “Merger Agreement”).  Parent and Merger Sub are jointly owned, directly or indirectly, by Thomas H. Lee Partners, L.P. and Fidelity National Financial, Inc.

Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and each share of Ceridian Corporation common stock outstanding at the effective time of the Merger (other than shares with respect to which appraisal rights have been properly exercised) will be converted into the right to receive $36 per share in cash and the surviving corporation will become a wholly owned subsidiary of Parent.

Completion of the Merger is subject to conditions including: (a) approval of the Merger Agreement by the Company’s shareholders, (b) approval by certain governmental regulators and authorities, including approvals under applicable antitrust laws and change of control approvals in connection with state money transmitter licenses, (c) the absence of an injunction by any court or other tribunal of competent jurisdiction which prohibits the consummation of the Merger, (d) subject to certain exceptions, the accuracy of representations and warranties of the other party, and (e) material compliance of the other party with its covenants and material performance of the other party of its obligations.

Under the Merger Agreement, the Company has agreed that, among other things, from and after the date of the Merger Agreement until the effective time of the Merger or the date, if any, on which the Merger Agreement is earlier terminated, except as otherwise contemplated by the Merger Agreement, the Company and its subsidiaries will not (unless Parent gives its prior written consent):

•                  authorize or pay any dividends on or make any distribution with respect to its outstanding shares of capital stock (whether in cash, assets, stock or other securities of the Company or its subsidiaries), except for dividends paid by wholly owned subsidiaries of the Company;

•                  split, combine or reclassify any of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock, except for any such transaction by a wholly owned subsidiary of the Company which remains a wholly owned subsidiary after giving effect to such transaction;

•                  except for transactions among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries, issue, sell, pledge, dispose of or encumber, or authorize any of the foregoing in respect of shares of capital stock or other ownership interests in the Company or any of its subsidiaries, other than certain permitted issuances of shares relating to certain stock options;

•                  except among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries, purchase, redeem or otherwise acquire any shares of capital stock or other equity securities or any rights, warrants or options to acquire any such equity securities;

•                  incur, assume, guarantee, prepay or otherwise become liable for any indebtedness for borrowed money except for (1) indebtedness for borrowed money among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries; (2) indebtedness for borrowed money incurred to replace any existing indebtedness on no less favorable terms; (3) guarantees by the Company of indebtedness for borrowed money of subsidiaries; (4) indebtedness for borrowed money incurred pursuant to agreements in effect prior to the execution of the Merger Agreement or the issuance of new commercial paper by the Company, in each case in the ordinary course of business consistent with past practice; (5) indebtedness for borrowed money in an amount not to exceed $5.0, plus any amounts needed by the Company to consummate the transactions set forth in the appropriate section of the Company’s disclosure schedule, in aggregate principal amount outstanding at any time incurred by the Company or any of its subsidiaries;

•                  except among the Company and its wholly owned subsidiaries or among the Company’s wholly owned subsidiaries, sell, lease, license, transfer, exchange or swap, mortgage or otherwise encumber or otherwise dispose of any material portion of its properties or assets, except sales of inventory in the ordinary course and pursuant to existing agreements, or as contemplated by the Merger Agreement to obtain regulatory approvals;

•                  make capital expenditures that (1) involve the purchase of material real property or (2) are in excess of $0.5 individually or $5.0 in the aggregate, except for any capital expenditures provided for in the capital expenditure plan previously made available to Parent; or

•                  directly or indirectly acquire (1) by merging or consolidating with, or by purchasing all of or a substantial equity interest in, or by any other manner, any person or division, business or equity interest of any person or (2) except in the ordinary course of business consistent with past practice, any assets that, individually, have a purchase price in excess of $0.5 or, in the aggregate, have a purchase price in excess of $5.0.

For a more detailed description of the Merger Agreement and the Merger, see our annual meeting proxy statement dated July 30, 2007, as filed with the SEC on July 31, 2007.

RESULTS OF OPERATIONS

Statements of Operations Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2007	2006	$	%	2007	2006
Revenue	$407.7	$388.9	18.8	4.9	100.0	100.0
Cost of revenue	226.8	213.1	13.7	6.4	55.6	54.8
SG&A expense	116.4	108.6	7.8	7.5	28.6	27.9
R&D expense	6.5	6.7	(0.2)	(5.1)	1.6	1.7
Loss on derivative instruments	0.1	2.2	2.1	(95.4)	0.0	0.6
Other income, net	(3.8)	(2.5)	(1.3)	52.1	(0.9)	(0.6)
Interest income	(5.0)	(4.0)	(1.0)	26.0	(1.3)	(1.0)
Interest expense	1.6	1.7	(0.1)	(6.5)	0.4	0.4
Total costs and expenses	342.6	325.8	16.8	5.2	84.0	83.8
Earnings before income taxes	65.1	63.1	2.0	3.1	16.0	16.2
Income tax provision	20.5	20.9	(0.4)	(2.0)	5.0	5.4
Net earnings	$44.6	$42.2	2.4	5.7	11.0	10.8
Diluted earnings per common share	$0.31	$0.29	0.02	6.9

Statements of Operations June 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2007	2006	$	%	2007	2006
Revenue	$813.5	$774.6	38.9	5.0	100.0	100.0
Cost of revenue	443.6	420.6	23.0	5.5	54.6	54.3
SG&A expense	236.6	223.5	13.1	6.0	29.0	28.8
R&D expense	13.2	14.7	(1.5)	(10.8)	1.6	1.9
Loss on derivative instruments	1.7	3.1	(1.4)	(45.6)	0.2	0.4
Other income, net	(5.1)	(4.0)	(1.1)	26.4	(0.6)	(0.5)
Interest income	(9.4)	(8.1)	(1.3)	16.3	(1.1)	(1.0)
Interest expense	3.1	3.0	0.1	2.2	0.4	0.4
Total costs and expenses	683.7	652.8	30.9	4.8	84.1	84.3
Earnings before income taxes	129.8	121.8	8.0	6.5	15.9	15.7
Income tax provision	45.1	43.4	1.7	3.8	5.5	5.6
Net earnings	$84.7	$78.4	6.3	7.9	10.4	10.1
Diluted earnings per common share	$0.59	$0.53	0.06	11.3

Consolidated Results - Overview

Total revenue increased $18.8 to $407.7, or 4.9%, in the second quarter of 2007 compared to $388.9 in the second quarter of 2006. For the first six months of 2007, consolidated revenue increased $38.9, or 5.0%, to $813.5 from $774.6 in the first six months of 2006.   The HRS business segment revenue increased $1.1 in the quarterly comparison and $8.2 in the year-to-date comparison primarily due to higher interest income on invested customer funds resulting from both higher interest rates and increased customer float balance, and growth in our core payroll business.  These increases were partially offset by the loss of revenue associated with the sale of a major portion of our Retirement Plan Services (“RPS”) recordkeeping and administration business in the third quarter of 2006, and lower revenue in our government lifeworks business.  Our Comdata business segment revenue increased $17.7 in the quarterly comparison and $30.7 in the year-to-date comparison primarily due to higher levels of retail cards in use, increased customer demand in retail card processing, and increased utilization and transactions on the Comdata card in the transportation business.

Cost of revenue as a percent of revenue increased to 55.6% in the second quarter of 2007 compared to 54.8% in the second quarter of 2006, and the cost of revenue as a percent of revenue increased to 54.6% for the first six months of 2007 from 54.3% for the first six months of 2006.  The increase in cost of revenue as a percent of revenue in both comparisons was primarily driven by an increase in the Comdata business segment’s cost of revenue due to the loss of a relatively high margin contract and the entry into a lower margin market segment through a fourth quarter 2006 acquisition, partially offset by higher investment income without significant incremental costs on our invested customer funds and cost containment efforts in the HRS business segment.

SG&A expense in the second quarter of 2007 increased $7.8, or 7.5%, to $116.4 from $108.6 in the second quarter of 2006.  This was due to $3.8 in one-time charges related to our evaluation of strategic alternatives and proxy related costs, the strengthening of the British pound sterling against the U.S. dollar and increased severance expenses, partially offset by general spending reductions.

For the first six months of 2007, SG&A expense increased $13.1, or 6.0%, to $236.6 from $223.5 in the first six months of 2006.  This was due to $15.6 in one-time charges related to our evaluation of strategic alternatives and proxy related costs, executive separations and lease termination costs, the strengthening of the British pound sterling against the U.S. dollar and increased severance expenses, partially offset by general spending reductions and reduced stock-based compensation expenses.

R&D expense in the second quarter of 2007 decreased $0.2, or 5.1% compared to the second quarter of 2006, and for the first six months of 2007 R&D expense decreased $1.5, or 10.8% compared to the first six months of 2006 both due primarily to a planned decrease in R&D expenditures.

The loss on derivative instruments was $0.1 in the second quarter of 2007 compared to $2.2 in the second quarter of 2006.  For the first six months the loss on derivative instruments amounted to $1.7 in 2007 compared to a loss of $3.1 in the first six months of 2006.  The loss in both the quarterly and six month comparisons resulted from an increase in diesel fuel price derivative instrument prices in such periods.

Interest income increased $1.0 to $5.0 in the second quarter of 2007 compared to the second quarter of 2006, and increased $1.3 to $9.4 in the first six months of 2007 compared to the first six months of 2006, both due to higher interest rates and a higher average level of cash and equivalents.  Interest expense decreased $0.1 to $1.6 in the second quarter of 2007 compared to the second quarter of 2006 primarily due to lower debt balances and increased $0.1 to $3.1 in the first six months of 2007 compared to the first six months of 2006 primarily due to higher interest rates partially offset by lower debt balances.

Income taxes decreased $0.4 to $20.5 in the second quarter of 2007 compared to $20.9 in the second quarter of 2006 while year-to-date income taxes increased $1.7 to $45.1 in the first six months of 2007 compared to $43.4 in the first six months of 2006. Our effective tax rate for the second quarter of 2007 was 31.5% compared to 33.1% for the second quarter of 2006. In a year-to-date comparison, the 2007 effective tax rate was 34.7% compared to 35.6% in 2006. During the second quarter of 2007, income tax expense was reduced by $3.1 due to the sale of a payroll platform within the HRS business segment.  Income tax expense was also reduced by $0.9 for newly enacted Canadian legislation and tax credits claimed. In the second quarter of 2006, we reduced our Canadian deferred income tax balance by $2.9 to reflect future tax rate changes resulting from enacted tax legislation.

Business Segment Results

Our business is classified into two reportable segments, HRS and Comdata.  We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments.  Revenue between business segments is not material and is eliminated upon consolidation.  Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments.  Corporate center costs include medical, workers compensation, property and casualty insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services, general management services and other corporate overhead such as occupancy and aircraft costs.  Certain of these costs are charged to the business segment based on usage and the remainder is allocated on a consistent basis based on a percentage of revenue.

HRS

Statements of Operations Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006

Revenue	$274.2	$273.1	1.1	0.5	100.0	100.0
Cost of revenue	156.1	159.0	(2.9)	(1.8)	56.9	58.3
SG&A expense	94.4	90.3	4.1	5.0	34.5	33.0
R&D expense	4.3	4.7	(0.4)	(10.0)	1.6	1.7
Other income, net	(3.8)	(1.5)	(2.3)	(147.5)	(1.4)	(0.6)
EBIT	$23.2	$20.6	2.6	11.9	8.4	7.6

Statements of Operations Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006

Revenue	$562.6	$554.4	8.2	1.5	100.0	100.0
Cost of revenue	313.9	319.6	(5.7)	(1.8)	55.8	57.7
SG&A expense	191.0	184.9	6.1	3.5	34.0	33.3
R&D expense	9.2	10.7	(1.5)	(14.4)	1.6	1.9
Other income, net	(4.9)	(3.0)	(1.9)	59.3	(0.9)	(0.5)
EBIT	$53.4	$42.2	11.2	25.9	9.5	7.6

HRS revenue increased $1.1, or 0.5%, to $274.2 in the second quarter of 2007 compared to $273.1 in the second quarter of 2006.  Revenue from U.S. operations decreased $6.2, revenue from operations conducted in Canada, through Ceridian Canada Ltd. (“Ceridian Canada”), increased $5.6, and revenue from operations in the United Kingdom, through Ceridian UK Limited (“Ceridian UK”), increased $1.7.

In the year-to-date comparison, HRS revenue increased $8.2, or 1.5%, to $562.6 in 2007 compared to $554.4 in 2006.  Revenue from U.S. operations decreased $5.5, revenue from Ceridian Canada operations increased $10.9, and revenue from Ceridian UK operations increased $2.8.

The decrease in revenue from U.S. operations in the quarterly comparison was driven by a $5.0 decrease in work-life and employee assistance programs (“LifeWorks”) and a $3.9 decrease in benefits administration services (“Benefit Services”), partially offset by a $2.7 increase in payroll processing, tax filing and human resource services (“Payroll and Tax Services”).  In the year-to-date comparison, the decrease in revenue from U.S. operations was driven by a $9.9 decrease in Benefit Services and a $7.7 decrease in LifeWorks, partially offset by a $12.1 increase in Payroll and Tax Services.

The revenue increase in Payroll and Tax Services in the U.S. for both the quarterly and year-to-date a comparison was mainly driven by interest income earned on invested customer funds ($2.2 in the quarterly comparison and $6.7 in the year-to-date comparison) and increased volume on the payroll base.  The increase in investment income earned on invested customer funds of $2.2 in the quarterly comparison reflected increases of $1.5 from a higher average yield and $0.7 from a higher average invested balance while the increase of $6.7 in the year-to-date comparison reflected increases of $5.1 from a higher average yield and $1.5 from a higher average invested balance.

The decrease in Benefit Services revenue in both comparisons was mainly driven by the loss of revenue due to the sale of the major portion of the RPS business in the third quarter of 2006.  LifeWorks revenue decreased in the quarterly and year-to-date comparisons primarily due to price reductions in our governmental business and revenue deferrals.

The Ceridian Canada revenue increase of $5.6 in the quarterly comparison and $10.9 in the year-to-date comparison was attributable to growth in the payroll base and higher additional interest income primarily resulting from a higher average invested balance.  Ceridian UK revenue increases of $1.7 in the quarterly comparison and $2.8 in the year-to-date comparison resulted from a strengthening of the British pound sterling against the U.S. dollar partially offset by lower pricing on customer renewals.

Cost of revenue as a percent of revenue decreased to 56.9% in the second of 2007 from 58.3% in the second quarter of 2006 and decreased to 55.8% in the first six months of 2007 from 57.7% in the first six months of 2006.  This reduction was mainly due to higher investment income on invested customer funds without significant incremental costs and cost reduction efforts in the Payroll and Tax Services business.  Partially offsetting this reduction was increased service delivery costs in the Benefit Services business to improve service levels.

SG&A expense for HRS increased $4.1 to $94.4 in the second quarter of 2007 compared to $90.3 in the second quarter of 2006 due to an increase of $5.5 in general and administrative expense and a decrease of $1.4 in selling expense.  The increase in general and administrative expense was principally due to one-time charges related to our evaluation of strategic alternatives and proxy related costs of $2.7, the strengthening of the British pound sterling against the U.S. dollar and increased severance expenses, partially offset by general spending reductions.  Selling expense primarily decreased due to reduced sales incentive expenses.

In the year-to-date comparison, SG&A expense for HRS increased $6.1, or 3.5%, to $191.0 in the first six months of 2007 compared to $184.9 in the first six months of 2006 driven by an increase in general and administrative expense of $6.6, partially offset by a decrease of $0.5 in selling expense.  The increase in general and administrative expense was primarily due to allocated one-time charges of $8.9 for our evaluation of strategic alternatives and proxy related costs, and executive separations, as well as the impact of the strengthening of the British pound sterling against the U.S. dollar, partially offset by general spending reductions and lower stock-based compensation expense.  Selling expense primarily decreased due to reduced sales incentive expenses, partially offset by a charge for lease terminations relating to sales offices and the strengthening of the British pound sterling against the U.S. dollar.

R&D expense for HRS decreased $0.4 to $4.3 in the second quarter of 2007 compared to $4.7 in the second quarter of 2006, and decreased $1.5 to $9.2 for the first six months of 2007 compared to $10.7 for the first six months of 2006, both primarily due to a planned decrease in R&D expenditures.

Other income, net for HRS increased by $2.3 during the second quarter of 2007 driven by a gain on sales of marketable securities of $1.4 and a gain on the sale of a business of $2.2 compared to a gain of $1.1 on the sale of a business in the second quarter of 2006.  Other income, net increased by $1.9 in the first six months of 2007 driven by a gain on sales of marketable securities of $2.6 and a gain on the sale of a business of $2.2 compared to a gain on sales of marketable securities of $1.6 and a gain of $1.0 on the sale of a business in the first six months of 2006.

HRS EBIT increased $2.6 to $23.2, or 8.4% of revenue, in the second quarter of 2007 compared to $20.6, or 7.6% of revenue, in the second quarter of 2006 and increased $11.2 to $53.4, or 9.5% of revenue, in the first six months of 2007 compared to $42.2, or 7.6% of revenue, in the first six months of 2006.  The increase in both comparisons was primarily due to an improvement in operating performance in the U.S. and Canadian operations, partially offset by one-time charges related to our evaluation of strategic alternatives and proxy related costs, and executive separations.  U.S. operations EBIT improved due to increased investment income and general cost reductions.  Ceridian Canada’s EBIT improved during the quarter and year-to-date largely due to new customer growth and increased investment income.  Ceridian UK’s EBIT was down in the quarterly and year-to-date comparisons of 2007 compared to 2006 due to the impact of lower pricing on customer renewals.

Comdata

Statements of Operations Second Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006

Revenue	$133.5	$115.8	17.7	15.2	100.0	100.0
Cost of revenue	70.7	54.1	16.6	30.8	52.9	46.6
SG&A expense	22.0	18.3	3.7	19.5	16.5	15.9
R&D expense	2.2	2.0	0.2	6.4	1.6	1.7
Loss on derivative instruments	0.1	2.2	(2.1)	(95.4)	0.1	1.9
Other income, net	0.0	(1.0)	1.0	(100.0)	0.0	(0.8)
EBIT	$38.5	$40.2	(1.7)	(4.0)	28.9	34.7

Statements of Operations Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006

Revenue	$250.9	$220.2	30.7	13.9	100.0	100.0
Cost of revenue	129.7	101.0	28.7	28.4	51.7	45.8
SG&A expense	45.6	38.6	7.0	18.1	18.2	17.6
R&D expense	4.0	4.0	0.0	(1.3)	1.6	1.8
Loss on derivative instruments	1.7	3.1	(1.4)	(45.6)	0.6	1.4
Other income, net	(0.2)	(1.0)	0.8	(78.2)	(0.1)	(0.4)
EBIT	$70.1	$74.5	(4.4)	(5.8)	28.0	33.8

Comdata revenue increased $17.7, or 15.2%, to $133.5 in the second quarter of 2007 from $115.8 in the second quarter of 2006.  Revenue from transportation services increased $4.3 and revenue from retail services increased $13.4.  In the year to date comparison, Comdata revenue increased $30.7, or 13.9%, to $250.9 in the first six months of 2007 from $220.2 in the first six months of 2006.  Revenue from transportation services increased $9.0 and revenue from retail services increased $21.7.

The revenue from transportation services increased $4.3 to $84.4 in the second quarter 2007 from $80.1 in the second quarter 2006, and increased $9.0 to $162.0 in the first six months of 2007 compared to $153.0 in the first six months of 2006, related to revenue from the local fleet business, the long haul business and regulatory compliance services.  The revenue increase during the second quarter was due to a $2.3 increase in the local fleet business due largely to increased utilization by major local fleet customers of the Comdata Card and private label products and services, and a $2.5 increase in regulatory compliance services due to an increase in transactions and the addition of new customers through an acquisition that was completed in the first quarter of 2007, partially offset by a decrease of $0.5 in the long haul business largely due to competitive pressures.  The revenue increase year-to-date was due to a $3.9 increase in the local fleet business due largely to increased utilization by major local fleet customers of the Comdata Card and private label products and services, a $3.9 increase in regulatory compliance services due to an increase in transactions and the addition of new customers through an acquisition that was completed in the first quarter of 2007, and a $1.2 increase in the long haul business due to higher volume primarily driven by increased transactions on the Comdata card, partially offset by lower revenue due to competitive pressures.

Revenue from retail services increased $13.4 in the second quarter of 2007 over the first quarter of 2006, and increased $21.7 in the first six months of 2007 over the first six months of 2006, both primarily due to higher levels of retail cards in use, greater transaction volume and the addition of new customers through internal growth and acquisitions.  Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer.  Cards delivered increased by approximately 26.1% in the quarterly comparison and 27.4% in the year-to-date comparison and transactions processed increased approximately 9.6% in the quarterly comparison, and 9.3% in the year-to-date comparison of 2007 over 2006.

Comdata cost of revenue as a percent of revenue increased to 52.9% in the second quarter of 2007 from 46.6% in the second quarter of 2006, and increased to 51.7% in the first six months of 2007 compared to 45.8% in the first six months of 2006.  The increase was primarily due to the loss of a relatively high margin contract in the legacy “smart card” electronic benefits transfer (EBT) business, entry into a market segment with lower seasonal margins through a fourth quarter 2006 acquisition, lower revenues due to competitive pressures without a corresponding change in cost to deliver the services and additional infrastructure investments.

SG&A expense increased $3.7, or 19.5%, to $22.0 in the second quarter of 2007 compared to the second quarter of 2006 and increased $7.0, or 18.1%, to $45.6 in the first six months of 2007 compared to $38.6 in the first six months of 2006.  Selling expense increased $0.6 in the quarterly comparison and $1.2 in the year-to date comparison each as a result of increases in sales commissions and general salary increases.  General and administrative expense increased $3.1 in the quarterly comparison and $5.8 in the year-to-date comparison.  This was largely the result of allocated one-time charges primarily for our evaluation of strategic alternatives and proxy related costs of $1.1 in the quarterly comparison and $3.7 in the year-to-date comparison, and increased intangible asset amortization expense related to acquisitions in the fourth quarter of 2006 and first quarter of 2007.

R&D expense of $2.2 in the second quarter of 2007 and $4.0 in the first six months of 2007 was relatively flat compared to $2.0 in the first quarter of 2006 and $4.0 in the first six months of 2006.

The loss on derivative instruments related to diesel fuel price derivative instruments was $0.1 in the second quarter of 2007 compared to $2.2 in the second quarter of 2006, and was $1.7 in the first six months 2007 compared to $3.1 in the first six months of 2006.  The loss in both the quarterly and six month comparison resulted from an increase in diesel fuel price derivative instrument prices in such periods.  Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price.  During early 2007, we acquired diesel fuel price derivative instruments covering approximately 30% of our anticipated 2007 diesel fuel price related earnings exposure.

Comdata EBIT decreased $1.7 to $38.5, or 28.9% of revenue, in the second quarter of 2007 compared to $40.2, or 34.7% of revenue, in the second quarter of 2006 and decreased $4.4 to $70.1, or 28.0% of revenue, in the first six months of 2007 compared to $74.5, or 33.8% of revenue, in the first six months of 2006.  This was primarily due in both periods to higher cost of sales and increased administrative expense related to allocated one-time charges related to our evaluation of strategic alternatives and proxy related costs.

Cash Flows

Cash Balances and Operating Activities

During the first six months of 2007, our cash and equivalents increased $91.4 to $386.1 primarily driven by $84.7 in net earnings and $69.3 of proceeds from the exercise of stock options, partially offset by $35.0 of capital expenditures and $14.6 repayment of debt.  During the first six months of 2006, our cash and equivalents decreased $166.8 to $196.1 due mainly to $213.2 of stock repurchases, $75.0 contribution to the retirement plan, $13.1 repayment of debt, and capital expenditures of $23.4, partially offset by $78.4 in net earnings and $60.3 in proceeds for stock option exercises.

Cash flows from operating activities provided cash of $59.2 for the first six months of 2007, compared to cash provided of $11.3 in the first six months of 2006.  The increase of $47.9 in operating cash flows during the first six months of 2007 compared to the first six months of 2006 largely reflected a decrease of $78.6 in net cash outflows from working capital activities due to the $75.0 contribution to the retirement plan in the second quarter 2006.

Investing Activities

Cash flows from investing activities used cash of $35.7 for the first six months of 2007, compared to cash used of $21.7 for the first six months of 2006.  This increase of $14.0 was largely due to increased capital expenditures of $11.6 during the first six months of 2007 compared to the first six months of 2006.

Financing Activities

Cash flows from financing activities provided cash of $67.6 for the first six months of 2007, largely due to proceeds from exercises of stock options amounting to $69.3.  In the first six of 2006, cash flows financing activities used cash of $157.1, primarily due to our repurchase of 9,404,800 shares of our common stock on the open market at an average net price of $24.39 per share, partially offset by proceeds received from the exercise of stock options.  We paid $213.2 of the purchase price before the end of the second quarter of 2006 and accrued $16.2 for trades settled in early July 2006.  Proceeds from exercises of stock options during the first six months of 2006 amounted to $60.3.

LIQUIDITY AND CAPITAL RESOURCES

We expect to meet our liquidity needs from existing cash balances, cash flows from operations and borrowings under our credit facilities.  We expect to use our cash flows for capital expenditures, investments in software and development costs, potential acquisitions, repayment of debt, and potential pension plan contributions.  Cash balances and cash flows are discussed under the section of this discussion entitled “Cash Flows.”  Cash flows from operations are primarily influenced by the same factors that influence revenue as discussed in the preceding section of this discussion entitled “Results of Operations” and in several of the risks identified at the beginning of this report.

Pending Merger

Restrictions under the Merger Agreement which may have an effect on liquidity can be found at the beginning of this section.  Our capitalization, liquidity and capital resources will change substantially if the Merger is approved by our shareholders. Upon the closing of the Merger, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness expected to be incurred in connection with the closing of the refinancing transactions.

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) in a combination of advances and letters of credit until November 18, 2010.   This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies.  The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada.  The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 115 basis points (5.55% at June 30, 2007).  Advances under the 2005 Revolving Credit Facility are unsecured.  The terms of the 2005 Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1.  The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures.  There is no requirement under the terms of the 2005 Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

In connection with the repatriation of funds from Ceridian Canada to Ceridian Corporation in December 2005, Ceridian Canada’s net borrowing under the Canadian subfacility as of June 30, 2007 and December 31, 2006 was $2.8 and $11.6, respectively.  The entire $2.8 is classified as current debt based on management’s intent to repay this amount during 2007.  The carrying amount approximates fair value.  As of June 30, 2007, we utilized $3.2 of the 2005 Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $244.0, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2007, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 12, 2010 with similar terms.  Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”).  The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.35% at June 30, 2007) plus program fees.  However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime Rate or LIBOR plus 1.5% at

Comdata’s option.  The amount outstanding at both June 30, 2007 and December 31, 2006 was $82.0.  The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $381.6 at June 30, 2007, and $307.1 at December 31, 2006.  The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables are not available to satisfy claims of creditors.  This facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

Other Debt Financing

At June 30, 2007 and December 31, 2006, Ceridian U.K. maintained two overdraft facilities totaling £7.5 million.  There were no amounts outstanding as of June 30, 2007 and December 31, 2006.  The £6.5 million overdraft facility was extended to March 2008.  The £1.0 million overdraft facility expires in September 2007.  Our practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at June 30, 2007 and December 31, 2006 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank.  The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.6 and $3.3) at June 30, 2007 and December 31, 2006, respectively.

We remained in compliance with the debt covenants under our credit facilities at June 30, 2007.

Equity Activities

In the first six months of 2007, we did not repurchase any of our common stock on the open market.  During the first six months of 2006, we repurchased 9,404,800 shares of our common stock for $229.4 on the open market at an average net price of $24.39 per share.  We paid $213.2 of the purchase price before the end of the second quarter of 2006 and accrued $16.2 for trades settled in early July 2006.

We issued 3,673,305 shares in the first six months of 2007 in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $86.6 and weighted average price of $23.58 per common share.  In the first six months of 2006, we issued 3,515,283 shares in connection with the exercise of stock options, vesting of restricted stock units and granting of restricted stock awards from treasury stock at a cost of $75.5 and weighted average price of $21.49 per common share.

Our contractual commitments and contingencies at December 31, 2006 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our 2006 Form 10-K.  There have been no material changes to these contractual commitments and contingencies during the six months ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our 2006 Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2006 Form 10-K.  There have been no material changes to our market risk during the six months ended June 30, 2007.

Item 4.  Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, we have concluded that as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Some of the matters referred to in this section raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding.  Because of this complexity, final disposition of some of these proceedings may not occur for several years.  As such, we are not always able to estimate the amount of our possible future liabilities.  There can be no certainty that we may not ultimately incur charges in excess of established or future financial accruals or insurance coverage.

Securities Class Action

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in the United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE.  This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian Corporation and certain of our former executive officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006.  Our motion to dismiss the amended consolidated class action complaint was granted on June 5, 2007.  Plaintiffs appealed that decision on July 3, 2007.

We continue to believe these claims are without merit and we intend to vigorously defend our position in this action.  We cannot estimate the possible loss or range of loss from this matter.

Derivative Action

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in the United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that our Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The consolidated lawsuit, which relies on the same factual allegations as the purported class action shareholder lawsuits described above, is currently stayed.  If the Merger is completed, the plaintiffs would not be shareholders of the Company.  In connection with the settlement of Sullivan v. Marinello, et al., Case No. 27-CV-07-12994, discussed below, the plaintiffs have agreed that the consolidated lawsuit will be dismissed with prejudice.

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

Truck Stops v. Ceridian and Comdata

In March and April 2007, six representatives of owner-operated independent –truck stops located in several states filed nearly identical complaints in the United States District Court for the Eastern District of Pennsylvania against Ceridian Corporation and its wholly-owned subsidiary Comdata, alleging anticompetitive conduct with respect to trucker fleet card and point of sale systems businesses in violation of the Sherman Antitrust Act, Sections 1 and 2.  We anticipate four similar truck stop cases recently voluntarily dismissed in the United States District Court for the Middle District of Tennessee will be refiled in the Pennsylvania action.   The plaintiffs seek class certification and are asking for damages described by plaintiffs as the overcharges plaintiffs and other members of the class paid to defendants, trebled; pre- and post-judgment interest; injunctive relief to prevent further anticompetitive conduct; and the costs of suit, including reasonable attorneys’ fees.  We believe these claims are without merit and we intend to vigorously defend our positions in these actions.  Ceridian Corporation believes it is improperly named and we intend to bring a motion to dismiss Ceridian Corporation.  We cannot estimate the possible loss or range of loss from this matter.

Pending Merger

On May 30, 2007, the Company, Foundation Holdings, Inc., a Delaware corporation (“Parent”), and Foundation Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of July 30, 2007, the “Merger Agreement”). Parent and Merger Sub are jointly owned, directly or indirectly, by Thomas H. Lee Partners, L.P. (“THL Partners”) and Fidelity National Financial, Inc. (“FNF”).

Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and each share of Ceridian Corporation common stock outstanding at the effective time of the Merger (other than shares with respect to which appraisal rights have been properly exercised) will be converted into the right to receive $36 per share in cash and the surviving corporation will become a wholly owned subsidiary of Parent.

Since the announcement of the pending Merger involving Ceridian and affiliates of THL Partners and FNF, two suits pertaining to the pending Merger have been filed against Ceridian and/or its Board of Directors.

On June 4, 2007, the Minneapolis Firefighters’ Relief Association filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2996-CC, against Ceridian, our directors, THL Partners, FNF, Parent and Merger Sub challenging the proposed transaction as inadequate and unfair to Ceridian’s public stockholders. The complaint alleges that the directors breached their fiduciary duties and that THL Partners, FNF, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty in entering into the Merger Agreement. The complaint seeks, among other relief, class certification of the lawsuit, declaratory relief, an injunction against the proposed transaction, compensatory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiff. On June 6, 2007, plaintiff moved for a preliminary injunction and expedited trial with respect to certain provisions of the Merger Agreement, including Section 7.1(j) thereof, which provides that Parent may terminate the Merger Agreement if a majority of the board’s nominees are not elected at the annual meeting. On June 11, 2007, plaintiff filed a petition pursuant to Section 211 of the Delaware General Corporation Law seeking an order requiring Ceridian to hold an annual meeting of its shareholders following the adjudication of the validity of Section 7.1(j). The Court of Chancery scheduled the requested trial on the Section 211 claim and the validity of Section 7.1(j) of the Merger Agreement to take place simultaneously on August 1-2, 2007. The parties engaged in extensive expedited discovery of parties and third parties. On June 26, 2007, plaintiff filed an amended complaint, expanding on the existing allegations, adding disclosure claims, and challenging the provision of the confidentiality agreements signed by potential bidders that precluded requesting a waiver of the standstill provisions. At the request of plaintiff, the Court scheduled a preliminary injunction hearing regarding the challenged standstill provisions and certain deal protections in the Merger Agreement to take place on August 3, 2007, immediately after the already scheduled August trial. On July 12, 2007, the parties advised the Delaware Court of Chancery that they had reached a partial settlement of the actions. The parties agreed to settlement terms which include, among other things, (1) the entry of an order providing that the annual meeting of Ceridian stockholders will be held on September 12, 2007 at which meeting stockholders will be permitted to vote with respect to the election of directors and the Merger; (2) Ceridian eliminating the provision of the confidentiality agreements entered into with the third parties during the strategic alternatives process prohibiting the third parties from requesting that Ceridian amend or waive any part of the standstill provision of the confidentiality agreement; (3) amending the Merger Agreement to eliminate a provision permitting buyers to terminate the Merger Agreement upon an election of a new board of directors comprised of a majority of directors not nominated by the current board; and (4) amending the Merger Agreement to change the definition of “superior proposal” thereunder, decreasing the trigger from 66 2/3% to 40% of Ceridian’s assets or stock. THL Partners and FNF and one other signatory have requested and received waivers of the standstill provision. In connection with the proposed settlement, the Court entered an order directing that the annual meeting will be held on September 12, 2007 at which meeting stockholders will be permitted to vote with respect to the election of directors and the Merger. The settlement is subject to Court approval. Plaintiff’s counsel reported to the Court that the plaintiff had shared the terms of the proposed settlement with Pershing Square and Pershing Square provided input regarding the terms of the settlement. Plaintiff further reported to the Court that Pershing Square had advised plaintiff’s counsel that it will not oppose the motion seeking approval of the settlement. As part of the settlement, the plaintiff reserved the right to assert certain claims relating to the termination fees, claims arising from conduct after July 11, 2007 and any disclosure issues that plaintiff raised with defendants no less than five days before Ceridian’s definitive proxy statement was filed with the SEC which the parties were unable to resolve in good faith. Plaintiff’s counsel submitted extensive comments regarding proposed additional and amended disclosures prior to the filing of this proxy statement, which Ceridian considered and responded to in preparing this proxy statement. There were no disclosure issues raised by plaintiff in this process which the parties were not able to resolve in good faith. Upon final approval of the settlement, the pending actions shall be dismissed with prejudice.

On June 20, 2007, Patrick Sullivan brought a putative class action lawsuit in Minnesota state court, Case No. 27-CV-07-12994, against Ceridian’s president and chief executive officer and members of its Board of Directors, along with THL Partners and FNF. The complaint alleges, among other things, breach of fiduciary duties by the individual defendants in connection with Ceridian’s entry into the Merger Agreement. The complaint also alleges that THL Partners and FNF aided and abetted the alleged breaches. Among other things, the complaint challenges the Merger consideration offered to Ceridian shareholders as inadequate and challenges Section 7.1(j) of the Merger Agreement. The plaintiff seeks class certification and requests, among other things, an order enjoining consummation of the Merger. Plaintiff also seeks costs and disbursements of the action, including attorneys’ fees. On August 2, 2007, the parties reached an agreement to settle the case.  The terms of the settlement include an agreement by the Company to make certain additional disclosures, which were included in the Company’s definitive proxy statement distributed to stockholders in connection with the Merger.  The terms of the settlement also include, among other things, (i) an agreement by the plaintiff that the action will be stayed pending court approval of the proposed settlement of the actions brought in the Delaware Court of Chancery by the Minneapolis Firefighters’ Relief Association; and (ii) dismissal with prejudice of the action upon court approval of the settlement of the Delaware litigation.

Additional Matters

In addition to those described above, we are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims.  In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.  Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available reserves and insurance and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed by Ceridian under Part I, Item 1A, “Risk Factors” contained in our 2006 Form 10-K, with the exception of the risk factors entitled “Our U.S. HRS Business is subject to risks associated with contracting with the government” and “Litigation and governmental inquiries, investigations and proceedings may adversely affect our financial results”, which have been modified and included below.  In addition, we have added the following risk factors entitled “Uncertainty related to our pending merger and contractual restrictions while the merger is pending could adversely affect our business” and “Failure to complete the Merger could negatively impact our stock price, future business and financial results” as a result of the pending Merger.

Uncertainty related to our pending merger and contractual restrictions while the merger is pending could adversely affect our business.

As previously disclosed, on May 30, 2007, Ceridian, Foundation Holdings, Inc., a Delaware corporation (“Parent”) and Foundation Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of July 30, 2007, the “Merger Agreement”). Parent and Merger Sub are jointly owned, directly or indirectly, by Thomas H. Lee Partners, L.P. (“THL Partners”) and Fidelity National Financial, Inc. (“FNF”). Under the terms of the

Merger Agreement, Merger Sub will merge with and into Ceridian (the “Merger”) and each share of Ceridian common stock outstanding at the effective time of the Merger (other than shares with respect to which appraisal rights have been properly exercised) will be converted into the right to receive $36 per share in cash and the surviving corporation will become a wholly owned subsidiary of Parent.

Uncertainty about when and whether the Merger will be completed and about the effects of the Merger may have an adverse effect on our business.  In addition, the Merger Agreement restricts us from taking specified actions without Parent’s approval.  These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.

Completion of the Merger is subject to various conditions, including the approval by our stockholders and our obtaining certain regulatory approvals.  There is no assurance that the Merger will be approved, and there is no assurance that the other conditions to the completion of the Merger will be satisfied.  If the Merger is not completed, we will be subject to certain risks including the following:

•                    because the current price of our common stock may reflect a market assumption that we will complete the Merger, a failure to complete the Merger could result in a negative perception of us and a decline in the price of our common stock;

•                    we will be required to pay certain costs relating to the Merger, such as legal, accounting and financial advisory fees, and, under certain circumstances, we also may be required to pay certain expenses of Parent;

•                    the pending Merger may distract our management and employees from day-to-day operations and require substantial commitments of time and resources, which they otherwise could have devoted to other opportunities that could have been beneficial to us; and

•                    we would continue to face the risks that we currently face as an independent company.

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

We generally obtain government contracts through a competitive bidding process.  We cannot provide assurance that we will win competitively awarded contracts and that such contracts will be profitable.  In addition, if we failed to obtain a renewal or follow-on contract as to a particular government contract, there could be an adverse effect on our business.  For example, we currently provide customized work-life and employee assistance services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense.  Our original contract with the U.S. Department of Defense expired in early 2006.  From early 2006 until the end of June 2007, we operated under a series of short-term contract extensions. On June 28, 2007, we were awarded a new nine month contract with the U.S. Department of Defense.  The term of this new contract is from July 1, 2007 through March 31, 2008.  The new contract also provides the U.S. Department of Defense with the option of extending this contract for two additional three month periods.  We anticipate that there will be a competitive bidding process following the expiration of this new contract.

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

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in the United States District Court, District of Minnesota.  Those lawsuits have been consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE.  This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian Corporation and certain of our former executive officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks.  Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006.  Our motion to dismiss the amended consolidated class action complaint was granted on June 5, 2007.  Plaintiffs appealed that decision on July 3, 2007.

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in the United States District Court, District of Minnesota.  James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004.  These complaints have been consolidated into a single lawsuit.  The consolidated lawsuit alleges that our Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  The consolidated lawsuit, which relies on the same factual allegations as the purported class action shareholder lawsuits described above, is currently stayed.  If the Merger is completed, the plaintiffs would not be shareholders of the Company.  In connection with the settlement of Sullivan v. Marinello, et al., Case No. 27-CV-07-12994, discussed below, the plaintiffs have agreed that the consolidated lawsuit will be dismissed with prejudice.

Also, two suits have been filed against Ceridian and/or its Board of Directors since the announcement of the pending Merger involving Ceridian and affiliates of THL Partners and FNF.  Adverse outcome of these lawsuits could impact the completion of the pending Merger and negatively impact our stock price, future business and financial results.

On June 4, 2007, the Minneapolis Firefighters’ Relief Association filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2996-CC, against Ceridian, our directors, THL Partners, FNF, Parent and Merger Sub challenging the proposed transaction as inadequate and unfair to Ceridian’s public stockholders. The complaint alleges that the directors breached their fiduciary duties and that THL Partners, FNF, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty in entering into the Merger Agreement. The complaint seeks, among other relief, class certification of the lawsuit, declaratory relief, an injunction against the proposed transaction, compensatory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiff. On June 6, 2007, plaintiff moved for a preliminary injunction and expedited trial with respect to certain provisions of the Merger Agreement, including Section 7.1(j) thereof, which provides that Parent may terminate the Merger Agreement if a majority of the board’s nominees are not elected at the annual meeting. On June 11, 2007, plaintiff filed a petition pursuant to Section 211 of the Delaware General Corporation Law seeking an order requiring Ceridian to hold an annual meeting of its shareholders following the adjudication of the validity of Section 7.1(j). The Court of Chancery scheduled the requested trial on the Section 211 claim and the validity of Section 7.1(j) of the Merger Agreement to take place simultaneously on August 1-2, 2007. The parties engaged in extensive expedited discovery of parties and third parties. On June 26, 2007, plaintiff filed an amended complaint, expanding on the existing allegations, adding disclosure claims, and challenging the provision of the confidentiality agreements signed by potential bidders that precluded requesting a waiver of the standstill provisions. At the request of plaintiff, the Court scheduled a preliminary injunction hearing regarding the challenged standstill provisions and certain deal protections in the Merger Agreement to take place on August 3, 2007, immediately after the already scheduled August trial. On July 12, 2007, the parties advised the Delaware Court of Chancery that they had reached a partial settlement of the actions. The parties agreed to settlement terms which include, among other things, (1) the entry of an order providing that the annual meeting of Ceridian stockholders will be held on September 12, 2007 at which meeting stockholders will be permitted to vote with respect to the election of directors and the Merger; (2) Ceridian eliminating the provision of the confidentiality agreements entered into with the third parties during the strategic alternatives process prohibiting the third parties from requesting that Ceridian amend or waive any part of the standstill provision of the confidentiality agreement; (3) amending the Merger Agreement to eliminate a provision permitting buyers to terminate the Merger Agreement upon an election of a new board of directors comprised of a majority of directors not nominated by the current board; and (4) amending the Merger Agreement to change the definition of “superior proposal” thereunder, decreasing the trigger from 66 2/3% to 40% of Ceridian’s assets or stock. THL Partners and FNF and one other signatory have requested and received waivers of the standstill provision. In connection with the proposed settlement, the Court entered an order directing that the annual meeting will be held on September 12, 2007 at which meeting stockholders will be permitted to vote with respect to the election of directors and the Merger. The settlement is subject to Court approval. Plaintiff’s counsel reported to the Court that the plaintiff had shared the terms of the proposed settlement with Pershing Square and Pershing Square provided input regarding the terms of the settlement. Plaintiff further reported to the Court that Pershing Square had advised plaintiff’s counsel that it will not oppose the motion seeking approval of the settlement. As part of the settlement, the plaintiff reserved the right to assert certain claims relating to the termination fees, claims arising from conduct after July 11, 2007 and any disclosure issues that plaintiff raised with defendants no less than five days before Ceridian’s definitive proxy statement was filed with the SEC which the parties were unable to resolve in good faith. Plaintiff’s counsel submitted extensive comments regarding proposed additional and amended disclosures prior to the filing of this proxy statement, which Ceridian considered and responded to in preparing this proxy statement. There were no disclosure issues raised by plaintiff in this process which the parties were not able to resolve in good faith. Upon final approval of the settlement, the pending actions shall be dismissed with prejudice.

On June 20, 2007, Patrick Sullivan brought a putative class action lawsuit in Minnesota state court, Case No. 27-CV-07-12994, against Ceridian’s president and chief executive officer and members of its Board of Directors, along with THL Partners and FNF. The complaint alleges, among other things, breach of fiduciary duties by the individual defendants in connection with Ceridian’s entry into the Merger Agreement. The complaint also alleges that THL Partners and FNF aided and abetted the alleged breaches. Among other things, the complaint challenges the Merger consideration offered to Ceridian shareholders as inadequate and challenges Section 7.1(j) of the Merger Agreement. The plaintiff seeks class certification and requests, among other things, an order enjoining consummation of the Merger. Plaintiff also seeks costs and disbursements of the action, including attorneys’ fees. On August 2, 2007, the parties reached an agreement to settle the case.  The terms of the settlement include an agreement by the Company to make certain additional disclosures, which were included in the Company’s definitive proxy statement distributed to stockholders in connection with the Merger.  The terms of the settlement also include, among other things, (i) an agreement by the plaintiff that the action will be stayed pending court approval of the proposed settlement of the actions brought in the Delaware Court of Chancery by the Minneapolis Firefighters’ Relief Association; and (ii) dismissal with prejudice of the action upon court approval of the settlement of the Delaware litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2), (3)

Month #1 (April 1, 2007 - April 30, 2007)	816	$34.56	0	2,567,550
Month #2 (May 1, 2007 - May 31, 2007)	0	$0.00	0	2,567,550
Month #3 (June 1, 2007 – June 30, 2007)	124	$35.41	0	2,567,550
Total:	940	$34.67	0	2,567,550

(1)

These shares were repurchased from employees in connection with the payment of withholding taxes for restricted stock awards. “Total number of shares purchased” does not include 1,033 stock units that were used to pay withholding taxes associated with the vesting of restricted stock unit awards.

(2)

On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 2,567,550 shares as of June 30, 2007. The repurchase program has no set expiration or termination date.

(3)

The Merger Agreement (Section 5.1, (b), (vii)) places a restriction on the Company from, directly or indirectly, purchasing, redeeming or otherwise acquiring any shares of our capital stock or any rights, warrants or options to acquire any such shares.

Item 6.  Exhibits

(a)   Exhibits.

2.01

Agreement and Plan of Merger by and among Foundation Holdings, Inc., Foundation Merger Sub, Inc. and Ceridian Corporation dated as of May 30, 2007 (incorporated by reference to Exhibit 2.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated May 26, 2007 and filed with the Securities and Exchange Commission on May 31, 2007).

2.02

Amendment No. 1 to the Agreement and Plan of Merger by and among Foundation Holdings, Inc., Foundation Merger Sub, Inc. and Ceridian Corporation entered into as of July 30, 2007 (incorporated by reference to Exhibit 2.2 to Ceridian’ Current Report on Form 8-K with the earliest event reported dated July 30, 2007 and filed with the Securities and Exchange Commission on August 3, 2007).

4.01

Amendment No. 1 to Rights Agreement, dated as of May 30, 2007, by and between Ceridian Corporation, and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated July 9, 2007 and filed with the Securities and Exchange Commission on July 9, 2007).

10.01

Amendment No. 13 to Receivables Purchase Agreement entered into as of June 14, 2007 among Comdata Funding Corporation, Comdata Network, Inc., Jupiter Securitization Company LLC, each Financial Institution party thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated June 14, 2007 and filed with the Securities and Exchange Commission on June 18, 2007).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: August 8, 2007	/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)