Form 10-Q
period 2007-09-30
CERIDIAN CORP /DE/
filed 2007-10-29
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of registrant’s common stock, par value $.01 per share, outstanding as of October 15, 2007, was 144,351,346.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Ceridian Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “ likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements. Forward-looking statements are based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements. Important factors known to us that could cause such material differences are identified and discussed from time to time in our filings with the Securities and Exchange Commission, including those factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2007. Such important factors include:

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

CERIDIAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2007

Part I. Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share data)

	For Periods Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Revenue	$412.4	$386.5	$1,225.9	$1,161.1
Costs and expenses
Cost of revenue	232.8	213.6	676.4	634.2
Selling, general and administrative	112.1	112.9	348.7	336.4
Research and development	7.3	7.7	20.5	22.4
Loss (gain) on derivative instruments	0.0	(0.7)	1.7	2.4
Other income, net	(3.1)	(5.7)	(8.2)	(9.7)
Interest income	(5.9)	(2.4)	(15.3)	(10.5)
Interest expense	1.4	1.5	4.5	4.5

Total costs and expenses	344.6	326.9	1,028.3	979.7

Earnings before income taxes	67.8	59.6	197.6	181.4
Income tax provision	26.8	14.0	71.9	57.4

Net earnings	$41.0	$45.6	$125.7	$124.0

Earnings per share
Basic	$0.29	$0.33	$0.88	$0.87
Diluted	$0.28	$0.32	$0.87	$0.85

Shares used in calculations (in 000’s)
Weighted average shares (basic)	143,964	138,905	142,967	142,888
Dilutive securities	1,801	2,355	2,005	2,821

Weighted average shares (diluted)	145,765	141,260	144,972	145,709

Antidilutive shares excluded (in 000’s)	808	1,787	613	1,464

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data)

	September 30, 2007	December 31, 2006
Assets
Cash and equivalents	$490.3	$294.7
Trade and other receivables, less reserves and allowance for doubtful accounts of $20.5 and $22.7	820.7	682.2
Current deferred income taxes	10.8	10.4
Current prepaid assets	119.0	112.0
Other current assets	10.0	8.9

Total current assets	1,450.8	1,108.2
Property, plant and equipment, net	108.7	110.3
Goodwill	978.2	952.6
Software and development costs, net	58.4	61.1
Other intangible assets, net	42.7	44.9
Deferred income taxes	6.0	19.4
Other noncurrent assets	43.6	44.5

Total assets before customer funds	2,688.4	2,341.0
Customer funds	3,819.8	4,593.4

Total assets	$6,508.2	$6,934.4

Liabilities and Stockholders’ Equity
Short-term debt and current portion of long-term obligations	$3.5	$16.6
Accounts payable	95.3	93.6
Drafts and settlements payable	349.1	269.2
Customer advances	45.4	33.1
Deferred revenue	164.4	162.6
Accrued taxes	14.1	8.9
Employee compensation and benefits	83.0	72.8
Other accrued expenses	61.2	64.7

Total current liabilities	816.0	721.5
Long-term obligations, less current portion	82.0	83.9
Noncurrent deferred revenue	5.2	5.8
Deferred income taxes	34.7	27.7
Employee benefit plans	86.6	103.3
Other noncurrent liabilities	26.2	24.1

Total liabilities before customer funds obligations	1,050.7	966.3
Customer funds obligations	3,820.0	4,596.9

Total liabilities	4,870.7	5,563.2

Common stock - $.01 par, authorized 500,000,000 shares, issued 151,577,646 and 151,567,406	1.5	1.5
Additional paid-in capital	936.0	924.0
Retained earnings	992.7	867.0
Treasury stock, at cost – 7,277,407 and 11,081,941 shares	(171.7)	(260.8)
Accumulated other comprehensive loss	(121.0)	(160.5)

Total stockholders’ equity	1,637.5	1,371.2

Total liabilities and stockholders’ equity	$6,508.2	$6,934.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$125.7	$124.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision	8.1	22.0
Depreciation and amortization	64.5	65.1
Provision for doubtful accounts	2.2	4.5
Net periodic pension costs	1.8	5.9
Unrealized loss (gain) on derivative instruments	1.0	(0.3)
Gain on sale of assets and marketable securities	(7.9)	(8.6)
Stock-based compensation	15.6	16.8
Tax benefits from stock-based compensation	(13.3)	(14.9)
Other	(4.6)	1.1
Changes in operating assets and liabilities, net of changes related to acquisitions:
Trade and other receivables	(137.9)	(116.2)
Accounts payable	1.2	(3.4)
Drafts and settlements payable	80.0	61.3
Deferred revenue	2.7	0.1
Employee compensation and benefits	8.3	0.4
Accrued taxes	25.5	1.0
Contribution to retirement plan trust	—	(75.0)
Other current assets and liabilities	0.8	4.0

Net cash provided by operating activities	173.7	87.8
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for property, plant and equipment	(30.3)	(21.9)
Expended for software and development costs	(17.0)	(16.5)
Proceeds from sales of businesses and assets	13.5	19.2
Expended for acquisitions of businesses, less cash acquired	(10.7)	(5.5)

Net cash used for investing activities	(44.5)	(24.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities and overdrafts, net	(12.2)	(15.6)
Repayment of other debt and long-term obligations	(8.0)	(8.0)
Repurchase of common stock	—	(276.5)
Tax benefits from stock-based compensation	13.3	14.9
Proceeds from stock option exercises	72.6	97.3

Net cash provided by (used for) financing activities	65.7	(187.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.7	0.9

NET CASH FLOWS PROVIDED (USED)	195.6	(123.9)
Cash and equivalents at beginning of period	294.7	362.9

Cash and equivalents at end of period	$490.3	$239.0

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

September 30, 2007

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

In the opinion of management, the unaudited consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to consolidated financial statements) necessary to present fairly our financial position as of September 30, 2007 and December 31, 2006, our results of operations for the three and nine months ended September 30, 2007 and 2006 and our cash flows for the nine months ended September 30, 2007 and 2006.

Changes in Presentation

We have reclassified certain prior period amounts to conform to the current period’s presentation. For the quarter ended September 30, 2006, we increased selling, general and administration expense by $0.8 and decreased cost of revenue by $1.0, and decreased R&D by $0.2. For the nine months ended September 30, 2006, we decreased cost of revenue by $0.2, decreased selling, general and administration expense by $0.2, and increased R&D by $0.4. We also increased cash provided by operating activities by $2.0 to properly reflect book overdrafts with certain financial institutions for the nine months ended September 30, 2006. These reclassifications had no effect on previously reported consolidated net earnings or stockholder’s equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The more significant estimates that could affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of software and development costs; the determination of our liability for pensions and other postretirement benefits; the determination of the allowance for doubtful accounts and reserve for sales adjustment; the determination of fair value and estimated expected life related to stock options granted; the determination of fair value for available for sale securities; and the resolution of tax matters and contingencies. Further discussion of these estimates can be found in related disclosures elsewhere in this report and in our 2006 Form 10-K.

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

NOTE 2 – PENDING MERGER

On May 30, 2007, the Company, Foundation Holdings, Inc., a Delaware corporation (“Parent”), and Foundation Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of July 30, 2007, the “Merger Agreement”). Parent and Merger Sub are jointly owned, directly or indirectly, by Thomas H. Lee Partners, L.P. (“THL Partners”) and Fidelity National Financial, Inc. (“FNF”).

Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and each share of Ceridian Corporation common stock outstanding at the effective time of the Merger (other than shares with respect to which appraisal rights have been properly exercised) will be converted into the right to receive $36 per share in cash, without interest, and the surviving corporation will become a wholly-owned subsidiary of Parent.

Completion of the Merger is subject to conditions including: (a) the absence of an injunction by any court or other tribunal of competent jurisdiction which prohibits the consummation of the Merger, (b) subject to certain exceptions, the accuracy of representations and warranties of the other party, and (c) material compliance of the other party with its covenants and material performance of the other party of its obligations.

Under the Merger Agreement, the Company has agreed that, among other things, from and after the date of the Merger Agreement until the effective time of the Merger or the date, if any, on which the Merger Agreement is earlier terminated, except as otherwise contemplated by the Merger Agreement, the Company and its subsidiaries will not (unless Parent gives its prior written consent):

•

authorize or pay any dividends on or make any distribution with respect to its outstanding shares of capital stock (whether in cash, assets, stock or other securities of the Company or its subsidiaries), except for dividends paid by wholly-owned subsidiaries of the Company;

•

split, combine or reclassify any of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock, except for any such transaction by a wholly-owned subsidiary of the Company which remains a wholly-owned subsidiary after giving effect to such transaction;

•

except for transactions among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries, issue, sell, pledge, dispose of or encumber, or authorize any of the foregoing in respect of shares of capital stock or other ownership interests in the Company or any of its subsidiaries, other than certain permitted issuances of shares relating to certain stock options;

•

except among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries, purchase, redeem or otherwise acquire any shares of capital stock or other equity securities or any rights, warrants or options to acquire any such equity securities;

•

incur, assume, guarantee, prepay or otherwise become liable for any indebtedness for borrowed money except for (1) indebtedness for borrowed money among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries; (2) indebtedness for borrowed money incurred to replace any existing indebtedness on no less favorable terms; (3) guarantees by the Company of indebtedness for borrowed money of subsidiaries; (4) indebtedness for borrowed money incurred pursuant to agreements in effect prior to the execution of the Merger Agreement or the issuance of new commercial paper by the Company, in each case in the ordinary course of business consistent with past practice; (5) indebtedness for borrowed money in an amount not to exceed $5.0, plus any amounts needed by the Company to consummate the transactions set forth in the appropriate section of the Company’s disclosure schedule, in aggregate principal amount outstanding at any time incurred by the Company or any of its subsidiaries;

•

except among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries, sell, lease, license, transfer, exchange or swap, mortgage or otherwise encumber or otherwise dispose of any material portion of its properties or assets, except sales of inventory in the ordinary course and pursuant to existing agreements, or as contemplated by the Merger Agreement to obtain regulatory approvals;

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

On September 12, 2007, at the 2007 annual meeting of stockholders, the Company’s stockholders voted to approve the adoption of the Merger Agreement and the Merger. As of October 4, 2007, the Company had received all necessary regulatory approvals for the Merger. On October 22, 2007, the Company issued a press release announcing that Merger Sub intends to privately offer up to $1,300.0 of notes in connection with the Merger. The consummation of the notes offering is subject to market and other conditions including, without limitation, the closing of the Merger. The Company continues to work diligently towards the goal of completing the Merger in the fourth quarter of 2007.

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

Our fuel price risk management objective is to protect Comdata earnings from the effects of falling fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price. We continuously monitor fuel price volatility and the cost of derivative instruments. In February, 2007, we entered into fuel derivative contracts that expire on December 31, 2007, covering approximately 30% of our diesel fuel price risk for 2007. For 2006, we covered approximately 80% of our diesel fuel price risk for the full year with diesel fuel price derivative instruments. These diesel fuel price derivative instruments were not accounted for as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The activity related to diesel fuel derivative instruments for three and nine months ended September 30, 2007 and 2006 was as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Payments to counterparties	$0.4	$1.5	$0.7	$2.7
Unrealized loss (gain)	(0.4)	(2.2)	1.0	(0.3)

Loss (gain) on derivative instruments	$0.0	$(0.7)	$1.7	$2.4

Our diesel fuel price derivative instruments are carried at fair market value and were reported as a liability of $1.1 and $0.1 at September 30, 2007 and December 31, 2006, respectively.

Investments, Acquisitions and Divestitures of Businesses

Publicly Held Investments. During the three months ended September 30, 2007, we sold our remaining 110,922 shares of common stock of The Ultimate Software Group, Inc (“Ultimate”). At December 31, 2006, we held 220,922 shares with a carrying value of $5.1. For the sale of the 220,922 shares during the first nine months of

2007, we realized proceeds of $6.6 and a net gain of $5.7. During the first nine months of 2006, we sold 85,000 shares of Ultimate common stock for proceeds of $1.9 and a net gain of $1.6. Gains and losses on sales of marketable securities are reported in other income, net in our consolidated statements of operations.

The Ultimate securities were treated as “available for sale” securities. The carrying value of these securities had been adjusted at each balance sheet date to reflect the current market price. The amount of this change was reported as unrealized gain or loss from marketable securities in accumulated other comprehensive loss. Securities available for sale at December 31, 2006 had a cost of $0.9 and fair value of $5.1.

Acquisitions and Divestitures of Businesses

In the second quarter of 2007, our HRS business acquired a provider of online payroll and recruitment solutions for $0.7, with additional purchase obligations of up to $4.1 depending on the performance of the business. We preliminarily allocated costs to intangible assets of $4.0 and liabilities of $3.3.

In the first quarter of 2007, our Comdata business acquired a provider of paperless fuel tax services designed to streamline fuel tax management and reporting processes. The cost of this stock purchase acquisition was $9.9, net of cash acquired, with additional purchase price obligations of up to $6.0 depending on the performance of the business. We preliminarily allocated costs to goodwill of $3.5, other intangible assets totaling $5.9, and net assets of $0.5.

In the second quarter of 2006, Comdata acquired the remaining 80.1% equity interest in SASH Management, LLC (“SASH”), a mid-market provider of gift certificates and gift cards, for $5.5 in cash, net of cash acquired. Including the 2002 acquisition of the initial 19.9% cost-based investment in SASH for $0.6, we recorded goodwill of $2.9 and other intangible assets of $3.2.

The results of operations for these businesses have been included in our consolidated results of operations since the respective dates of acquisition.

In the second quarter of 2007, a payroll platform within the HRS business segment was sold for $6.2 and we recognized a pre-tax gain of $2.2. Due to a sale price adjustment in the third quarter of 2007, the proceeds and the gain from this sale were reduced by $0.2.

In the third quarter of 2006, Ceridian sold a major portion of its 401(k) recordkeeping and administration business. The sale price consisted of an initial closing payment of $11.1 to Ceridian and a subsequent contingent payment to Ceridian to be determined after the one year anniversary of the closing based on a percentage of revenue received by the buyer from retained transferred customers. We recognized a gain of $5.8 on the sale of the business during the third quarter of 2006. Assuming retention of all transferred customers by the buyer, the subsequent contingent payment to Ceridian would be approximately $4.9 in the fourth quarter of 2007. The results of operations for this business were reported as part of the HRS segment within benefits administration services.

These sales did not meet the criteria to qualify as a discontinued operation.

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

We invest the U.S. customer funds primarily in high quality collateralized short-term investments or money market mutual funds. We may also invest these funds in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. Our Canadian trust funds are invested in certain debt securities issued by the government and provinces of Canada, highly-rated Canadian banks and corporations, asset-backed trusts and mortgages.

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue for the periods ended September 30, 2007 and 2006 amounted to $33.7 and $30.1 for the third quarter of 2007 and 2006, respectively, and $114.0 and $101.0 for the nine months ended September 30, 2007 and 2006, respectively. Investment income includes realized gains and losses from sales of customer funds investments.

The amortized cost and fair value of investments of customer funds available for sale at September 30, 2007 and December 31, 2006 were as follows:

Investments of Customer Funds at September 30, 2007

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Money market securities and other cash equivalents	$2,044.3	$—	$—	$2,044.3
Available for sale investments:
U.S. government and agency securities	903.8	2.8	(2.5)	904.1
Canadian and provincial government securities	399.2	6.2	(2.0)	403.4
Corporate debt securities	317.1	0.2	(3.6)	313.7
Asset-backed securities	130.2	—	(1.3)	128.9
Mortgage-backed and other securities	17.7	0.1	(0.1)	17.7

Total available for sale investments	1,768.0	9.3	(9.5)	1,767.8

Invested customer funds	3,812.3	$9.3	$(9.5)	3,812.1

Trust receivables	7.7			7.7

Total customer funds	$3,820.0			$3,819.8

Investments of Customer Funds at December 31, 2006

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Money market securities and other cash equivalents	$2,929.0	$—	$—	$2,929.0
Available for sale investments:
U.S. government and agency securities	937.7	0.6	(12.4)	925.9
Canadian and provincial government securities	374.4	8.8	(0.2)	383.0
Corporate debt securities	258.0	1.2	(1.6)	257.6
Asset-backed securities	62.9	0.2	(0.1)	63.0
Mortgage-backed and other securities	29.5	0.1	(0.1)	29.5

Total available for sale investments	1,662.5	10.9	(14.4)	1,659.0

Invested customer funds	4,591.5	$10.9	$(14.4)	4,588.0

Trust receivables	5.4			5.4

Total customer funds	$4,596.9			$4,593.4

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$—	$—	$(2.5)	$604.8	$(2.5)	$604.8
Canadian and provincial government securities	(1.8)	172.6	(0.2)	13.2	(2.0)	185.8
Corporate debt securities	(2.1)	199.1	(1.5)	70.9	(3.6)	270.0
Asset-backed securities	(1.3)	109.0	—	0.3	(1.3)	109.3
Mortgage-backed and other securities	(0.1)	6.9	—	0.2	(0.1)	7.1

Total available for sale investments	$(5.3)	$487.6	$(4.2)	$689.4	$(9.5)	$1,177.0

Management does not believe any individual unrealized losses as of September 30, 2007 represent an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of Customer Funds by Maturity Date at September 30, 2007

	Amortized Cost	Fair Value
Due in one year or less	$2,289.1	$2,288.3
Due in one to three years	651.4	647.8
Due in three to five years	512.8	511.0
Due after five years	359.0	365.0

Invested customer funds	$3,812.3	$3,812.1

NOTE 5 – CAPITAL ASSETS

	September 30, 2007	December 31, 2006
Property, Plant and Equipment
Land	$2.9	$2.9
Machinery and equipment (accumulated depreciation of $202.5 and $198.1)	256.9	253.7
Buildings and improvements (accumulated depreciation of $46.0 and $45.3)	97.4	97.1

Total property, plant and equipment	357.2	353.7
Accumulated depreciation	(248.5)	(243.4)

Property, plant and equipment, net	$108.7	$110.3

Goodwill
At beginning of year	$952.6	$936.5
Acquisitions (Note 3)	3.5	19.0
Translation and other adjustments	22.1	(2.9)

At end of period	$978.2	$952.6

Tax-deductible goodwill at end of period	$283.5	$258.1

Other Intangible Assets
Customer lists and relationships (accumulated amortization of $47.6 and $41.6)	$75.1	$72.6
Trademarks (accumulated amortization of $1.2 and $1.0)	1.6	1.3
Technology (accumulated amortization of $57.1 and $50.1)	69.4	60.4
Non-compete agreements (accumulated amortization of $11.0 and $9.7)	13.5	13.0

Total other intangible assets	159.6	147.3
Accumulated amortization	(116.9)	(102.4)

Other intangible assets, net	$42.7	$44.9

Software and Development Costs
Purchased software (accumulated amortization of $70.7 and $57.4)	$93.1	$76.1
Internally developed software costs (accumulated amortization of $87.9 and $75.6)	123.9	118.0

Total software and development costs	217.0	194.1
Accumulated amortization	(158.6)	(133.0)

Software and development costs, net	$58.4	$61.1

NOTE 6 – FINANCING

	September 30, 2007	December 31, 2006
Debt and Capital Lease Obligations
Ceridian revolving credit facility	$—	$11.6
Comdata receivables securitization facility	82.0	82.0

Total revolving credit facilities	82.0	93.6
Capital lease obligations	3.5	6.9

Total debt and capital lease obligations	85.5	100.5
Less short-term debt and current portion of long-term debt and capital lease obligations	3.5	16.6

Long-term obligations, less current portion	$82.0	$83.9

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) in a combination of advances and letters of credit until November 18, 2010. This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 115.0 basis points. Currently, there are no borrowings against this subfacility. Advances under the 2005 Revolving Credit Facility are unsecured. The terms of the 2005 Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. There is no requirement under the terms of the 2005 Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

Ceridian Canada’s net borrowing under the Canadian subfacility was repaid as of September 30, 2007 and $11.6 was outstanding as of December 31, 2006. The carrying amount approximated fair value. As of September 30, 2007, we utilized $3.2 of the 2005 Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $246.8, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2007, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 12, 2010 with similar terms. Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”). The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.9% at September 30, 2007) plus program fees. However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime rate or LIBOR plus 1.5% at Comdata’s option. The amount outstanding at both September 30, 2007 and December 31, 2006 was $82.0. The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $324.3 at September 30, 2007, and $307.1 at December 31, 2006. The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables, up to the amount outstanding, are not available to satisfy claims of creditors. This facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

Other Debt Financing

At September 30, 2007 and December 31, 2006, Ceridian UK maintained two overdraft facilities totaling £7.5 million. There were no amounts outstanding as of September 30, 2007 and December 31, 2006. Both overdraft facilities (£6.5 million and £1.0 million) have been extended to March 2008. Our practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at September 30, 2007 and December 31, 2006 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank. The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.9 and $3.3) at September 30, 2007 and December 31, 2006, respectively.

We remained in compliance with the debt covenants under our credit facilities at September 30, 2007.

Equity Activities

In the first nine months of 2007, we did not repurchase any of our common stock on the open market. During the first nine months of 2006, we repurchased 11,404,800 shares of our common stock for $276.5 on the open market at an average net price of $24.24 per share.

We issued 3,857,350 shares in the first nine months of 2007 in connection with the exercise of stock options and granting of restricted stock awards from treasury stock at a cost of $91.0 and a weighted average price of $23.58 per common share. In the first nine months of 2006, we issued 5,638,639 shares in connection with the exercise of stock options and granting of restricted stock awards from treasury stock at a cost of $125.3 and weighted average price of $22.22 per common share.

NOTE 7 – RETIREMENT PLANS

The components of net periodic cost for our defined benefit pension plans and for our postretirement benefit plans are included in the following tables.

	For Periods Ended September 30,
	Three months		Nine months
	2007	2006	2007	2006
Net Periodic Pension Cost
Service cost	$0.8	$0.7	$2.3	$2.7
Interest cost	10.1	10.5	30.2	31.0
Expected return on plan assets	(13.7)	(13.3)	(41.0)	(37.4)
Net amortization and deferral	4.0	3.6	11.9	11.8

Net periodic pension cost	1.2	1.5	3.4	8.1
Settlements	—	—	2.0	—

Total pension cost	$1.2	$1.5	$5.4	$8.1

	For Periods Ended September 30,
	Three months		Nine months
	2007	2006	2007	2006
Net Periodic Postretirement Benefit Cost
Service cost	$0.0	$—	$0.1	$0.1
Interest cost	0.7	0.7	2.2	2.2
Actuarial loss amortization	0.0	0.1	0.1	0.2

Net periodic postretirement benefit cost	$0.7	$0.8	$2.4	$2.5

The $2.0 pension settlement in the first nine months of 2007 related to lump sum payments to plan participants in exchange for their rights to receive specified pension benefits.

On September 10, 2007, Ceridian authorized the Ceridian Corporation Retirement Plan (the “Plan”), our U.S. defined benefit pension plan that held assets of $619.5 at September 30, 2007, to be amended to (1) exclude from further participation in the Plan any participant or former participant who was not employed by the Corporation or another participating employer on January 1, 2008, (2) discontinue participant contributions to the Plan, and (3) freeze the accrual of additional benefits as of December 31, 2007. The curtailment loss related to this transaction was less than $0.1.

The settlement and curtailment of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.”

NOTE 8 – STOCK-BASED COMPENSATION

The Company compensates non-employee directors, officers, employees, consultants and independent contractors with stock-based compensation under the Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), and the Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”). Stock-based compensation awards are generally granted annually, with a minor amount granted upon hire date for new employees. The Company has awarded stock options, restricted stock units, and restricted stock under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized evenly over the requisite service period, which is generally three years. Stock-based compensation expense for the quarters ended September 30, 2007 and 2006 amounted to $4.8 and $4.0, respectively, and $15.6 and $16.8 for the nine months ended September 30, 2007 and 2006, respectively.

In the third quarter of 2007, no stock option, restricted stock unit or restricted stock award grants were made. For the first nine months of 2007, we made stock option grants of 938,488 shares, restricted stock unit grants of 545,417 shares, and restricted stock award grants of 29,148 shares. As of September 30, 2007, there were 1,155,562 shares and 1,606,118 shares available for future grants under the 2004 LTSIP and the 2001 LTSIP, respectively.

NOTE 9 – OTHER (INCOME) EXPENSE, NET

	For Periods Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Foreign currency translation income	$(0.1)	$(0.2)	$(0.2)	$(0.7)
Gain on sale of assets and marketable securities	(3.1)	(5.7)	(7.9)	(8.3)
Asset abandonments	0.1	0.3	0.2	0.4
Litigation settlement	—	—	—	(1.0)
Other expense	—	(0.1)	(0.3)	(0.1)

Total	$(3.1)	$(5.7)	$(8.2)	$(9.7)

Sales of marketable securities and divestitures of businesses are described in Note 3, “Investing Activity.”

NOTE 10 – COMPREHENSIVE INCOME

	For Periods Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Net earnings	$41.0	$45.6	$125.7	$124.0

Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	15.2	0.0	30.3	7.1
Change in unrealized gain (loss) from marketable securities	0.2	(0.1)	1.3	1.9
Change in unrealized loss from invested customer funds	20.5	26.6	3.3	(1.8)
Change in pension liability adjustment	6.2	—	16.2	50.0
Less realized gain on:
Marketable securities sold or settled in this period	(3.1)	—	(5.7)	(1.6)

Other comprehensive income before income taxes	39.0	26.5	45.4	55.6
Income tax provision	8.6	9.6	5.9	17.5

Other comprehensive income after income taxes	30.4	16.9	39.5	38.1

Comprehensive income	$71.4	$62.5	$165.2	$162.1

In the second quarter of 2006, we made an employer contribution of $75.0 to our U.S. defined benefit pension plan resulting in a $50.0 reduction in the pension liability adjustment within accumulated other comprehensive income.

NOTE 11 – INCOME TAXES

In the third quarter of 2007, income tax expense was increased by $0.5 for newly enacted 2007 legislation in the United Kingdom and $0.5 for an adjustment related to a non-recoverable book expense. During the third quarter of 2006, the expiration of the statute of limitations on an international tax contingency resulted in an $8.6 reduction in our income tax expense.

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

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are currently under audit by the IRS for the years 2004 and 2005 and under inquiry by Her Majesty’s Revenue & Customs (HMRC) for our 2004 UK Corporate income tax return. There is no Canadian Revenue Agency income tax audit currently underway relating to our Canadian operations and we are no longer subject to examination for years prior to 2001. There have been no statutes of limitations extended in either the UK or Canada. We have extended the statute of limitations on our US federal tax years for 2001 and 2002 until the first quarter of 2008.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Guarantees

SourceWeb was a payroll platform within the HRS business segment. On December 31, 2004, we sold certain customer relationships and other assets associated with our SourceWeb payroll platform (the “SourceWeb Assets”) to RSM McGladrey Employer Services, Inc. for $4.0. As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate. As of September 30, 2007 and December 31, 2006, the remaining liability was $3.3 and $8.1, respectively. Future payments of principal and interest under this obligation will amount to $1.7 in 2007 and $1.6 in 2008.

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

Securities Class Action

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in the United States District Court, District of Minnesota. Those lawsuits were consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE. This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian and certain of our former executive officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks. Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Exchange Act. On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006. Our motion to dismiss the amended consolidated class action complaint with prejudice was granted on June 5, 2007. Plaintiffs appealed that decision on July 3, 2007.

We continue to believe these claims are without merit and we intend to vigorously defend our position in this action. We cannot estimate the possible loss or range of loss from this matter.

Derivative Action

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in the United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints were consolidated into a single lawsuit. The consolidated lawsuit alleges that our Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The consolidated lawsuit, which relies on the same factual allegations as the purported class action shareholder lawsuits described above, is currently stayed. If the Merger is completed, the plaintiffs would not be our stockholders. In connection with the settlement of Sullivan v. Marinello, et al., Case No. 27-CV-07-12994, discussed below, the plaintiffs have agreed that the consolidated lawsuit will be dismissed with prejudice.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we were responding to a document request from the Securities and Exchange Commission, and that we had been advised that the SEC had issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors. We kept the SEC advised on a regular basis of the Audit Committee’s investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request broadened the areas of inquiry to include, among other things, our restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and our accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above. The subpoena is consistent with investigations of this type and was anticipated. On January 8, 2007, we received a second subpoena seeking additional documents relating to the areas of inquiry identified above. We continue to fully cooperate with the SEC.

Truck Stops v. Ceridian and Comdata

In March and April 2007, six representatives of owner-operated independent truck stops located in several states filed nearly identical complaints in the United States District Court for the Eastern District of Pennsylvania against Ceridian and its wholly-owned subsidiary Comdata, alleging anticompetitive conduct with respect to trucker fleet card and point-of-sale systems businesses in violation of the Sherman Antitrust Act, Sections 1 and 2. The plaintiffs seek class certification and are asking for damages described by plaintiffs as the overcharges plaintiffs and other members of the class paid to defendants, trebled; pre- and post-judgment interest; injunctive relief to prevent further anticompetitive conduct; and the costs of suit, including reasonable attorneys’ fees. We believe these claims are without merit and we intend to vigorously defend our positions in these actions. Pursuant to a settlement agreement, plaintiffs have agreed to voluntarily dismiss Ceridian without prejudice.

Pending Merger

Since the announcement of the pending Merger involving Ceridian and affiliates of THL Partners and FNF, two suits pertaining to the pending Merger have been filed against Ceridian and/or its Board of Directors.

On June 4, 2007, the Minneapolis Firefighters’ Relief Association filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2996-CC, against Ceridian, our directors, THL Partners, FNF, Parent and Merger Sub challenging the proposed transaction as inadequate and unfair to Ceridian’s public stockholders. The complaint alleges that the directors breached their fiduciary duties and that THL Partners, FNF, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty in entering into the Merger Agreement. The complaint seeks, among other relief, class certification of the lawsuit, declaratory relief, an injunction against the proposed transaction, compensatory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiff. On June 6, 2007, plaintiff moved for a preliminary injunction and expedited trial with respect to certain provisions of the Merger Agreement, including Section 7.1(j) thereof, which provided that buyers may terminate the Merger Agreement if a majority of the board’s nominees are not elected at the annual meeting. On June 11, 2007, plaintiff filed a petition pursuant to Section 211 of the Delaware General Corporation Law seeking an order requiring Ceridian to hold an annual meeting of its shareholders following the adjudication of the validity of Section 7.1(j). The Court of Chancery scheduled the requested trial on the Section 211 claim and the validity of Section 7.1(j) of the Merger Agreement to take place simultaneously on August 1-2, 2007. The parties engaged in extensive expedited discovery of parties and third parties. On June 26, 2007, plaintiff filed an amended complaint, expanding on the existing allegations, adding disclosure claims, and challenging the provision of the confidentiality agreements signed by potential bidders that precluded requesting a waiver of the standstill provisions. At the request of plaintiff, the Court scheduled a preliminary injunction hearing regarding the challenged standstill provisions and certain deal protections in the Merger Agreement to take place on August 3, 2007, immediately after the already scheduled August trial. On July 12, 2007, the parties advised the Delaware Court of Chancery that they had reached a partial settlement of the actions. The parties agreed to settlement terms which include, among other things, (1) the entry of an order providing that the annual meeting of Ceridian stockholders would be held on September 12, 2007 at which meeting stockholders would be permitted to vote with respect to the election of directors and the Merger; (2) Ceridian eliminating the provision of the confidentiality agreements entered into with the third parties during the strategic alternatives process prohibiting the third parties from requesting that Ceridian amend or waive any part of the standstill provision of the confidentiality agreement; (3) amending the Merger Agreement to eliminate a provision permitting buyers to terminate the Merger Agreement upon an election of a new board of directors comprised of a majority of directors not nominated by the current board; and (4) amending the Merger Agreement to change the definition of “superior proposal” thereunder, decreasing the trigger from 66  2/3% to 40% of Ceridian’s assets or stock. THL Partners and FNF and one other signatory requested and received waivers of the standstill provision. In connection with the proposed settlement, the Court entered an order directing that the annual meeting would be held on September 12, 2007 at which meeting stockholders would be permitted to vote with respect to the election of directors and the Merger. The settlement is subject to Court approval. Plaintiff’s counsel reported to the Court that the plaintiff had shared the terms of the proposed settlement with Pershing Square Capital Management, L.P. (“Pershing Square”) and Pershing Square provided input regarding the terms of the settlement. Plaintiff further reported to the Court that Pershing Square had advised plaintiff’s counsel that it will not oppose the motion seeking approval of the settlement. As part of the settlement, the plaintiff reserved the right to assert certain claims relating to the termination fees, claims arising from conduct after July 11, 2007 and any disclosure issues that plaintiff raised with defendants no less than five days before Ceridian’s definitive proxy statement was filed with the SEC which the parties were unable to resolve in good faith. Plaintiff’s counsel submitted extensive comments regarding proposed additional and amended disclosures prior to the filing of this proxy statement, which Ceridian considered and responded to in preparing the proxy statement. There were no disclosure issues raised by plaintiff in this process which the parties were not able to resolve in good faith. Upon final approval of the settlement and consummation of the Merger, the pending actions shall be dismissed with prejudice.

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

NOTE 13 – SEGMENT DATA

	For Periods Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Revenue:
HRS	$271.8	$262.7	$834.4	$817.1
Comdata	140.6	123.8	391.5	344.0

Total	$412.4	$386.5	$1,225.9	$1,161.1

Earnings before Interest and Taxes (EBIT):
HRS	$20.6	$19.6	$74.0	$61.8
Comdata	42.7	39.1	112.8	113.6

Total	63.3	58.7	186.8	175.4
Interest income, net	4.5	0.9	10.8	6.0

Earnings before income taxes	$67.8	$59.6	$197.6	$181.4

Revenue by product and service is as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
HRS Revenue:
Payroll and Tax Services	$202.2	$187.5	$625.8	$583.3
Benefit Services	34.6	37.4	103.4	116.1
LifeWorks	35.0	37.8	105.2	117.7

Total HRS Revenue	271.8	262.7	834.4	817.1
Comdata Revenue:
Transportation	86.8	82.2	248.8	235.1
Retail Services	53.8	41.6	142.7	108.9

Total Comdata Revenue	140.6	123.8	391.5	344.0

Total Revenue	$412.4	$386.5	$1,225.9	$1,161.1

Our operations are conducted primarily in the U.S. and revenue from sales between U.S. and non-U.S. entities is not material. Operations in Canada and the United Kingdom relate almost entirely to the HRS segment. Geographic data for the periods presented below is determined by reference to the location of operation.

Revenue by geography is as follows:

	For Periods Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Revenue:
US	$334.3	$316.3	$999.3	$956.1
International
Canada	53.1	44.6	152.7	133.3
United Kingdom	25.0	25.6	73.9	71.7

Total International	78.1	70.2	226.6	205.0

Total Revenue	$412.4	$386.5	$1,225.9	$1,161.1

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

Pending Merger

On May 30, 2007, the Company, Foundation Holdings, Inc., a Delaware corporation (“Parent”), and Foundation Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of July 30, 2007, the “Merger Agreement”). Parent and Merger Sub are jointly owned, directly or indirectly, by Thomas H. Lee Partners, L.P. and Fidelity National Financial, Inc.

Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and each share of Ceridian Corporation common stock outstanding at the effective time of the Merger (other than shares with respect to which appraisal rights have been properly exercised) will be converted into the right to receive $36 per share in cash, without interest, and the surviving corporation will become a wholly-owned subsidiary of Parent.

Completion of the Merger is subject to conditions including: (a) the absence of an injunction by any court or other tribunal of competent jurisdiction which prohibits the consummation of the Merger, (b) subject to certain exceptions, the accuracy of representations and warranties of the other party, and (c) material compliance of the other party with its covenants and material performance of the other party of its obligations.

Under the Merger Agreement, the Company has agreed that, among other things, from and after the date of the Merger Agreement until the effective time of the Merger or the date, if any, on which the Merger Agreement is earlier terminated, except as otherwise contemplated by the Merger Agreement, the Company and its subsidiaries will not (unless Parent gives its prior written consent):

•

authorize or pay any dividends on or make any distribution with respect to its outstanding shares of capital stock (whether in cash, assets, stock or other securities of the Company or its subsidiaries), except for dividends paid by wholly-owned subsidiaries of the Company;

•

split, combine or reclassify any of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock, except for any such transaction by a wholly-owned subsidiary of the Company which remains a wholly-owned subsidiary after giving effect to such transaction;

•

except for transactions among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries, issue, sell, pledge, dispose of or encumber, or authorize any of the foregoing in respect of shares of capital stock or other ownership interests in the Company or any of its subsidiaries, other than certain permitted issuances of shares relating to certain stock options;

•

except among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries, purchase, redeem or otherwise acquire any shares of capital stock or other equity securities or any rights, warrants or options to acquire any such equity securities;

•

incur, assume, guarantee, prepay or otherwise become liable for any indebtedness for borrowed money except for (1) indebtedness for borrowed money among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries; (2) indebtedness for borrowed money incurred to replace any existing indebtedness on no less favorable terms; (3) guarantees by the Company of indebtedness for borrowed money of subsidiaries; (4) indebtedness for borrowed money incurred pursuant to agreements in effect prior to the execution of the Merger Agreement or the issuance of new commercial paper by the Company, in each case in the ordinary course of business consistent with past practice; (5) indebtedness for borrowed money in an amount not to exceed $5.0, plus any amounts needed by the Company to consummate the transactions set forth in the appropriate section of the Company’s disclosure schedule, in aggregate principal amount outstanding at any time incurred by the Company or any of its subsidiaries;

•

except among the Company and its wholly-owned subsidiaries or among the Company’s wholly-owned subsidiaries, sell, lease, license, transfer, exchange or swap, mortgage or otherwise encumber or otherwise dispose of any material portion of its properties or assets, except sales of inventory in the ordinary course and pursuant to existing agreements, or as contemplated by the Merger Agreement to obtain regulatory approvals;

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

On September 12, 2007, at the 2007 annual meeting of stockholders, the Company’s stockholders voted to approve the adoption of the Merger Agreement and the Merger. As of October 4, 2007, the Company had received all necessary regulatory approvals for the Merger. On October 22, 2007, the Company issued a press release announcing that Merger Sub intends to privately offer up to $1,300.0 of notes in connection with the Merger. The consummation of the notes offering is subject to market and other conditions including, without limitation, the closing of the Merger. The Company continues to work diligently towards the goal of completing the Merger in the fourth quarter of 2007.

RESULTS OF OPERATIONS

Statements of Operations Third Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2007	2006	$	%	2007	2006
Revenue	$412.4	$386.5	25.9	6.7	100.0	100.0
Cost of revenue	232.8	213.6	19.2	9.0	56.5	55.3
SG&A expense	112.1	112.9	(0.8)	(1.2)	27.1	29.2
R&D expense	7.3	7.7	(0.4)	(3.5)	1.8	2.0
Loss (gain) on derivative instruments	0.0	(0.7)	0.7	(98.2)	0.0	(0.2)
Other income, net	(3.1)	(5.7)	2.6	(45.0)	(0.8)	(1.5)
Interest income	(5.9)	(2.4)	(3.5)	140.7	(1.4)	(0.6)
Interest expense	1.4	1.5	(0.1)	(0.0)	0.4	0.4
Total costs and expenses	344.6	326.9	17.7	5.3	83.5	84.6
Earnings before income taxes	67.8	59.6	8.2	14.0	16.5	15.4
Income tax provision	26.8	14.0	12.8	91.7	6.5	3.6
Net earnings	$41.0	$45.6	(4.6)	(9.9)	10.0	11.8
Diluted earnings per common share	$0.28	$0.32	(0.04)	(12.5)

Statements of Operations September 30 Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions, except per share data)	2007	2006	$	%	2007	2006
Revenue	$1,225.9	$1,161.1	64.8	5.6	100.0	100.0
Cost of revenue	676.4	634.2	42.2	6.7	55.2	54.6
SG&A expense	348.7	336.4	12.3	3.6	28.4	29.0
R&D expense	20.5	22.4	(1.9)	(8.3)	1.7	1.9
Loss on derivative instruments	1.7	2.4	(0.7)	(30.1)	0.1	0.2
Other income, net	(8.2)	(9.7)	1.5	(15.3)	(0.7)	(0.8)
Interest income	(15.3)	(10.5)	(4.8)	45.2	(1.3)	(0.9)
Interest expense	4.5	4.5	0.0	0.0	0.4	0.4
Total costs and expenses	1,028.3	979.7	48.6	5.0	83.4	84.4
Earnings before income taxes	197.6	181.4	16.2	8.9	16.1	15.6
Income tax provision	71.9	57.4	14.5	25.3	5.9	4.9
Net earnings	$125.7	$124.0	1.7	1.4	10.3	10.7
Diluted earnings per common share	$0.87	$0.85	0.02	2.4

Consolidated Results - Overview

Total revenue increased $25.9 to $412.4, or 6.7%, in the third quarter of 2007 compared to $386.5 in the third quarter of 2006. For the first nine months of 2007, consolidated revenue increased $64.8, or 5.6%, to $1,225.9 from $1,161.1 in the first nine months of 2006. The HRS business segment revenue increased $9.1 in the quarterly comparison and $17.3 in the year-to-date comparison primarily due to higher interest income on invested customer funds resulting from both higher interest rates and increased customer float balance, and growth in our core payroll business. These increases were partially offset by the loss of revenue associated with the sale of a major portion of our 401(k) recordkeeping and administration business in the third quarter of 2006, and lower revenue in our government lifeworks business. Our Comdata business segment revenue increased $16.8 in the quarterly comparison and $47.5 in the year-to-date comparison from increased revenue in retail services primarily due to higher levels of retail cards in use and increased revenue in transportation services due to higher volume of transactions in our local and long haul fleet businesses and increased volume within regulatory compliance services.

Cost of revenue as a percent of revenue increased to 56.5% in the third quarter of 2007 compared to 55.3% in the third quarter of 2006. The increase in cost of revenue as a percent of revenue in the quarterly comparison was primarily driven by an increase in the Comdata business segment’s cost of revenue due to increased vendor card costs in retail services, increased transaction based bank fees in transportation services and increased payroll related costs due to acquisitions, as well as higher severance expenses of $2.8 primarily in the HRS business segment. These increases were partially offset by higher investment income without significant incremental costs on our invested customer funds and cost containment efforts in the HRS business segment.

Cost of revenue as a percent of revenue increased to 55.2% for the first nine months of 2007 from 54.6% for the first nine months of 2006. This increase in the year-to-date comparison was mainly driven by an increase in the Comdata business segment’s cost of revenue due to increased vendor card costs in retail services, increased transaction based bank fees in transportation services, the entry into a lower margin market segment through a fourth quarter 2006 acquisition and increased payroll related costs due to acquisitions, as well as higher severance expenses of $3.1 primarily in the HRS business segment. Partially offsetting these increases were higher investment income without significant incremental costs on our invested customer funds and cost containment efforts in the HRS business segment.

SG&A expense in the third quarter of 2007 decreased $0.8, or 1.2%, to $112.1 from $112.9 in the third quarter of 2006. This was due to reduced litigation expenses of $5.6 and $2.3 of general spending reductions mainly in our HRS business segment, partially offset by $4.0 in proxy-related costs and increased severance expenses of $3.1.

For the first nine months of 2007, SG&A expense increased $12.3, or 3.6%, to $348.7 from $336.4 in the first nine months of 2006. This was due to charges totaling $25.6 for our evaluation of strategic alternatives, proxy-related costs, increased severance expenses, executive separations and lease termination costs, as well as the strengthening of the British pound sterling against the U.S. dollar. Partially offsetting these increases were reduced litigation expenses of $5.8, general spending reductions in our HRS business segment and reduced stock-based compensation expenses.

R&D expense in the third quarter of 2007 decreased $0.4, or 3.5% compared to the third quarter of 2006, and for the first nine months of 2007 R&D expense decreased $1.9, or 8.3% compared to the first nine months of 2006, both due primarily to a planned decrease in R&D expenditures in the HRS business.

There was no gain or loss on derivative instruments related to diesel fuel price derivative instruments in the third quarter of 2007 compared to a gain of $0.7 in the third quarter of 2006. The loss on derivative instruments related to diesel fuel price derivative instruments was $1.7 in the first nine months of 2007 compared to $2.4 in the first nine months of 2006. The loss in the nine-month comparison resulted from an increase in diesel fuel price derivative instrument prices in such periods.

Interest income increased $3.5 to $5.9 in the third quarter of 2007 compared to the third quarter of 2006, and increased $4.8 to $15.3 in the first nine months of 2007 compared to the first nine months of 2006, both due to higher interest rates and a higher average level of cash and equivalents. Interest expense decreased $0.1 to $1.4 in the third quarter of 2007 compared to the third quarter of 2006 primarily due to lower debt balances and remained flat at $4.5 in the first nine months of 2007 compared to the first nine months of 2006 due to higher interest rates offsetting lower debt balances.

Income taxes increased $12.8 to $26.8 in the third quarter of 2007 compared to $14.0 in the third quarter of 2006 while year-to-date income taxes increased $14.5 to $71.9 in the first nine months of 2007 compared to $57.4 in the first nine months of 2006. Our effective tax rate for the third quarter of 2007 was 39.5% compared to 23.5% for the third quarter of 2006. In a year-to-date comparison, the 2007 effective tax rate was 36.4% compared to 31.6% in 2006. In the third quarter of 2007, income tax expense was increased by $0.5 for newly enacted 2007 legislation in the United Kingdom and $0.5 for an adjustment related to a non-recoverable book expense. During the third quarter of 2006, the expiration of the statute of limitations on an international tax contingency resulted in an $8.6 reduction in our income tax expense.

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

HRS

Statements of Operations Third Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006
Revenue	$271.8	$262.7	9.1	3.4	100.0	100.0
Cost of revenue	156.9	153.7	3.2	2.1	57.7	58.5
SG&A expense	92.5	89.4	3.1	2.9	33.9	34.1
R&D expense	4.9	5.7	(0.8)	(13.5)	1.86	2.2
Other income, net	(3.1)	(5.7)	2.6	(45.1)	(1.4)	(2.2)
EBIT	$20.6	$19.6	1.0	5.1	7.7	7.4

Statements of Operations Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006
Revenue	$834.4	$817.1	17.3	2.1	100.0	100.0
Cost of revenue	470.8	473.3	(2.5)	(0.5)	56.4	57.9
SG&A expense	283.5	274.3	9.2	3.3	33.7	33.6
R&D expense	14.1	16.4	(2.3)	(14.1)	1.7	2.0
Other income, net	(8.0)	(8.7)	0.7	(8.3)	(1.0)	(1.1)
EBIT	$74.0	$61.8	12.2	19.8	8.9	7.6

HRS revenue increased $9.1, or 3.4%, to $271.8 in the third quarter of 2007 compared to $262.7 in the third quarter of 2006. Revenue from U.S. operations increased $1.2, revenue from operations conducted in Canada, through Ceridian Canada Ltd. (“Ceridian Canada”), increased $8.5, and revenue from operations conducted in the United Kingdom, through Ceridian UK Limited (“Ceridian UK”), decreased $0.6.

In the year-to-date comparison, HRS revenue increased $17.3, or 2.1%, to $834.4 in 2007 compared to $817.1 in 2006. Revenue from U.S. operations decreased $4.3, revenue from Ceridian Canada increased $19.4, and revenue from Ceridian UK increased $2.2.

The increase in revenue from U.S. operations in the quarterly comparison was driven by a $7.4 increase in payroll processing, tax filing and human resource services (“Payroll and Tax Services”), partially offset by a $3.4 decrease in work-life and employee assistance programs (“LifeWorks”) and a $2.8 decrease in benefits administration services (“Benefit Services”). In the year-to-date comparison, the decrease in revenue from U.S. operations was driven by a $12.7 decrease in Benefit Services and an $11.1 decrease in LifeWorks, partially offset by a $19.5 increase in Payroll and Tax Services.

The revenue increase in Payroll and Tax Services in the U.S. for both the quarterly and year-to-date comparisons was mainly driven by investment income earned on invested customer funds ($1.5 in the quarterly comparison and $8.2 in the year-to-date comparison) and growth in the business due to increased sales to existing customers and addition of new customers. The increase in investment income earned on invested customer funds of $1.5 in the quarterly comparison reflected increases of $0.4 from a higher average yield and $1.1 from a higher average invested balance. The increase of $8.2 in the year-to-date comparison reflected increases of $5.5 from a higher average yield and $2.7 from a higher average invested balance.

The decrease in Benefit Services revenue in both comparisons was mainly driven by the loss of revenue due to the sale of the major portion of the 401(k) recordkeeping and administration business in the third quarter of 2006. LifeWorks revenue decreased in the quarterly and year-to-date comparisons primarily due to price reductions in our government business and revenue deferrals.

Ceridian Canada revenue increase of $8.5 in the quarterly comparison and $19.4 in the year-to-date comparison was attributable to strengthening of the Canadian dollar against the U.S. dollar, $3.6 in the quarterly comparison and $3.8 in the year-to-date comparison, higher additional interest income primarily resulting from a higher average invested balance, as well as growth in the payroll base and price increases. Ceridian UK revenue decreased $0.6 in the quarterly comparison, mainly the result of increased revenue deferrals on new customer contracts partially offset by the strengthening of the British pound sterling against the U.S. dollar. The Ceridian UK revenue increase of $2.2 in the year-to-date comparison resulted from a strengthening of the British pound sterling against the U.S. dollar partially offset by lower pricing on customer renewals and revenue deferrals.

Cost of revenue as a percent of revenue decreased to 57.7% in the third quarter of 2007 from 58.5% in the third quarter of 2006 and decreased to 56.4% in the first nine months of 2007 from 57.9% in the first nine months of 2006. These reductions were mainly due to higher investment income on invested customer funds without significant incremental costs and cost reduction efforts in Payroll and Tax Services. Partially offsetting these reductions were increased severance costs of $2.7 in the quarterly comparison and $3.1 in the year-to-date comparison, and increased service delivery costs in Benefit Services to improve service levels.

SG&A expense for HRS increased $3.1 to $92.5 in the third quarter of 2007 compared to $89.4 in the third quarter of 2006 due to an increase of $4.6 in general and administrative expense and a decrease of $1.5 in selling expense. The increase in general and administrative expense was principally due to increased severance charges of $3.1, the allocation of charges for proxy-related costs of $2.8, and the strengthening of the British pound sterling against the U.S. dollar, partially offset by general spending reductions. Selling expense primarily decreased due to reduced sales incentive expenses.

In the year-to-date comparison, SG&A expense for HRS increased $9.2, or 3.3%, to $283.5 in the first nine months of 2007 compared to $274.3 in the first nine months of 2006 driven by an increase in general and administrative expense of $11.2, partially offset by a decrease of $2.0 in selling expense. The increase in general and administrative expense was primarily due to allocated charges of $16.2 for our evaluation of strategic alternatives, proxy-related costs, increased severance expenses and executive separations, as well as the impact of the strengthening of the British pound sterling against the U.S. dollar. Partially offsetting these reductions were general spending reductions and lower stock-based compensation expense. Selling expense primarily decreased due to reduced sales incentive expenses, partially offset by a charge for lease terminations relating to sales offices.

R&D expense for HRS decreased $0.8 to $4.9 in the third quarter of 2007 compared to $5.7 in the third quarter of 2006, and decreased $2.3 to $14.1 for the first nine months of 2007 compared to $16.4 for the first nine months of 2006, both primarily due to a planned decrease in R&D expenditures.

Other income, net, for HRS was $3.1 during the third quarter of 2007 due to gains on sales of marketable securities and $7.9 in the first nine months of 2007 primarily due to gains on sales of marketable securities of $5.7 and a gain on the sale of a business of $2.0. Other income, net, for HRS was $5.7 during the third quarter of 2006 mainly due to a gain of $5.8 on the sale of a major portion of our 401(k) recording keeping and administration business and $8.7 in the first nine months of 2006 primarily driven by the third quarter gain of $5.8 on the sale of a major portion of our 401(k) recording keeping and administration business and a gain on sales of marketable securities of $2.5.

HRS EBIT increased $1.0 to $20.6, or 7.7% of revenue, in the third quarter of 2007 compared to $19.6, or 7.4% of revenue, in the third quarter of 2006 and increased $12.2 to $74.0, or 8.9% of revenue, in the first nine months of 2007 compared to $61.8, or 7.6% of revenue, in the first nine months of 2006. The increase in both comparisons was primarily due to an improvement in operating performance in the U.S. operations and Ceridian Canada, partially offset by one-time charges related to our evaluation of strategic alternatives and proxy-related costs, severance charges and executive separations. U.S. operations EBIT improved due to increased investment income and general cost reductions. Ceridian Canada’s EBIT improved during the quarter and year-to-date largely due to new customer growth and increased investment income. Ceridian UK’s EBIT was down in the quarterly and year-to-date comparisons of 2007 compared to 2006 due to the impact of lower pricing on customer renewals and revenue deferrals.

Comdata

Statements of Operations Third Quarter Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006
Revenue	$140.6	$123.8	16.8	13.7	100.0	100.0
Cost of revenue	75.9	59.9	16.0	26.7	54.0	48.5
SG&A expense	19.6	23.5	(3.9)	(16.6)	13.9	18.9
R&D expense	2.4	2.0	0.4	25.4	1.7	1.6
Loss (gain) on derivative instruments	0.0	(0.7)	0.7	(98.2)	0.0	(0.6)
Other income, net	0.0	(0.0)	0.0	0.0	0.0	(0.0)
EBIT	$42.7	$39.1	3.6	9.3	30.4	31.6

Statements of Operations Year-To-Date Comparisons

	Amount		Inc (Dec)		% of Revenue
(Dollars in millions)	2007	2006	$	%	2007	2006
Revenue	$391.5	$344.0	47.5	13.8	100.0	100.0
Cost of revenue	205.6	160.9	44.7	27.8	52.5	46.8
SG&A expense	65.2	62.1	3.1	5.0	16.7	18.1
R&D expense	6.4	6.0	0.4	(7.5)	1.6	1.7
Loss on derivative instruments	1.7	2.4	(0.7)	(30.1)	0.4	0.7
Other income, net	(0.2)	(1.0)	0.8	(78.2)	(0.1)	(0.3)
EBIT	$112.8	$113.6	(0.8)	(0.6)	28.8	33.0

Comdata revenue increased $16.8, or 13.7%, to $140.6 in the third quarter of 2007 from $123.8 in the third quarter of 2006. Revenue from transportation services increased $4.6 and revenue from retail services increased $12.2. In the year-to-date comparison, Comdata revenue increased $47.5, or 13.8%, to $391.5 in the first nine months of 2007 from $344.0 in the first nine months of 2006. Revenue from transportation services increased $13.7 and revenue from retail services increased $33.8.

The revenue from transportation services increased $4.6 to $86.8 in the third quarter of 2007 from $82.2 in the third quarter of 2006, and increased $13.7 to $248.8 in the first nine months of 2007 compared to $235.1 in the first nine months of 2006. The revenue increase during the third quarter of 2007 was due to a $1.4 increase in the local fleet business due largely to increased utilization by local fleet customers of the Comdata Card and private label products and services, a $2.0 increase in regulatory compliance services due to an increase in transactions and the addition of new customers through an acquisition that was completed in the first quarter of 2007, and a $1.2 increase in the long haul business largely due to higher volume primarily driven by increased transactions on the Comdata Card. The revenue increase year-to-date was due to a $5.4 increase in the local fleet business due largely to increased utilization by local fleet customers of the Comdata Card and private label products and services, a $5.9 increase in regulatory compliance services due to an increase in transactions and the addition of new customers through an acquisition that was completed in the first quarter of 2007, and a $2.4 increase in the long haul business due to higher volume primarily driven by increased transactions on the Comdata Card.

Revenue from retail services increased $12.2 in the third quarter of 2007 over the third quarter of 2006, and increased $33.8 in the first nine months of 2007 over the first nine months of 2006. The increase in revenue in the quarterly comparison was primarily due to higher levels of retail cards in use and the addition of new customers through internal growth and an acquisition. The increase in revenue in the year-to-date comparison was primarily due to higher levels of retail cards in use, greater transaction volume and the addition of new customers through internal growth and an acquisition. Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about seven months after the shipment of the card to the retailer. Cards delivered increased by approximately 27.9% in the quarterly comparison and 27.5% in the year-to-date comparison and transactions processed increased approximately 10.6% in the quarterly comparison, and 9.7% in the year-to-date comparison of 2007 over 2006.

Comdata cost of revenue as a percent of revenue increased to 54.0% in the third quarter of 2007 from 48.5% in the third quarter of 2006, and increased to 52.5% in the first nine months of 2007 compared to 46.8% in the first nine months of 2006. In the quarterly comparison, the increase was primarily driven by an increased vendor card costs in Comdata retail services, increased transaction based bank fees in Comdata transportation services and increased payroll related costs due to acquisitions. In the year-to-date comparison, the increase was due to increased vendor card costs in Comdata retail services, increased transaction based bank fees in Comdata transportation services, the entry into a lower margin market segment through a fourth quarter 2006 acquisition and increased payroll related costs due to acquisitions.

SG&A expense decreased $3.9, or 16.6%, to $19.6 in the third quarter of 2007 compared to $23.5 in the third quarter of 2006 and increased $3.1, or 5.0%, to $65.2 in the first nine months of 2007 compared to $62.1 in the first nine months of 2006. Selling expense was flat in the quarterly comparison and increased $1.2 in the year-to date comparison. The increase in the year-to-date comparison was a result of increases in sales commissions and general salary increases. General and administrative expense decreased $3.9 in the quarterly comparison due to reduced litigation expense of $5.6 partially offset by increased intangible asset amortization expense related to acquisitions in the fourth quarter of 2006 and first quarter of 2007. General and administrative expense increased $1.9 in the year-to-date comparison and was largely the result of allocated charges primarily for our evaluation of strategic alternatives and proxy-related costs of $4.9 and increased intangible asset amortization expense of $2.9 related to acquisitions in the fourth quarter of 2006 and first quarter of 2007, partially offset by reduced litigation expenses of $5.8.

R&D expense increased $0.4 to $2.4 in the third quarter of 2007 and increased to $6.4 in the first nine months of 2007 due to new project spending.

There was no gain or loss on derivative instruments related to diesel fuel price derivative instruments in the third quarter of 2007 compared to a gain of $0.7 in the third quarter of 2006. The loss on derivative instruments related to diesel fuel price derivative instruments was $1.7 in the first nine months of 2007 compared to $2.4 in the first nine months of 2006. The loss in the nine-month comparison resulted from an increase in diesel fuel price derivative instrument prices in such periods. Our diesel fuel price risk management objective is to protect Comdata earnings from the effects of falling diesel fuel prices by entering into derivative instruments that convert the floating price of fuel used in revenue calculations to a fixed price. During early 2007, we acquired diesel fuel price derivative instruments covering approximately 30% of our anticipated 2007 diesel fuel price related earnings exposure.

Comdata EBIT increased $3.6 to $42.7, or 30.4% of revenue, in the third quarter of 2007 compared to $39.1, or 31.6% of revenue, in the third quarter of 2006 largely due to reduced litigation expense. Comdata EBIT decreased $0.8 to $112.8, or 28.8% of revenue, in the first nine months of 2007 compared to $113.6, or 33.0% of revenue, in the first nine months of 2006. This was primarily due to higher cost of sales and increased administrative expense related to allocated charges for our evaluation of strategic alternatives and proxy-related costs, partially offset by reduced litigation expense.

Balance Sheet

Total assets before customer funds increased $347.4 during the first nine months of 2007 as current assets increased $342.6 and non-current assets increased $4.8. Cash and equivalents increased by $195.6 and trade and other receivables, net increased by $138.5. The increase in trade and other receivables, net was largely due to the growth in the local fleet operations associated with our Comdata transportation services business. We discuss changes in cash and equivalents in the section following this discussion under the heading “Cash Flows.”

Total liabilities before customer funds increased $84.4 primarily due to a $94.5 increase of current liabilities during the first nine months of 2007. This increase in current liabilities was largely driven by an increase in drafts and settlements payable of $79.9, due from increased transactions and spending on the Comdata Card. Stockholders’ equity increased $266.3 primarily due to a reduction of treasury stock of $89.1 largely from the exercise of stock options and net earnings of $125.7.

Cash Flows

Cash Balances and Operating Activities

During the first nine months of 2007, our cash and equivalents increased $195.6 to $490.3 primarily driven by $125.7 in net earnings and $72.5 of proceeds from the exercise of stock options, partially offset by $47.3 of capital expenditures. During the first nine months of 2006, our cash and equivalents decreased $123.9 to $239.0 due mainly to $276.5 of stock repurchases, a $75.0 contribution to the retirement plan, and capital expenditures of $38.4, partially offset by $124.0 in net earnings and $97.3 in proceeds for stock option exercises.

Cash flows from operating activities provided cash of $173.7 for the first nine months of 2007, compared to cash provided of $87.8 in the first nine months of 2006. The increase of $85.9 in operating cash flows during the first nine months of 2007 compared to the first nine months of 2006 reflected decreased outflows from working capital largely due to the $75.0 contribution to the retirement plan in the second quarter of 2006.

Investing Activities

Cash flows from investing activities used cash of $44.5 for the first nine months of 2007, compared to cash used of $24.7 for the first nine months of 2006. This increase of $19.8 was largely due to increased capital expenditures of $8.9 and decreased proceeds from sales of businesses and assets of $5.7 during the first nine months of 2007 compared to the first nine months of 2006.

Financing Activities

Cash flows from financing activities provided cash of $65.7 for the first nine months of 2007, largely due to proceeds from exercises of stock options amounting to $72.6. In the first nine of 2006, cash flows financing activities used cash of $187.9, primarily due to our repurchase of 11,404,800 shares of our common stock on the open market at an average net price of $24.24 per share, partially offset by proceeds received from the exercise of stock options. Proceeds from exercises of stock options during the first nine months of 2006 amounted to $97.3.

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

Pending Merger

Restrictions under the Merger Agreement which may have an effect on liquidity can be found at the beginning of this section. Our capitalization, liquidity and capital resources will change substantially upon the closing of the Merger. Upon the closing of the Merger, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness expected to be incurred in connection with the closing of the Merger and related transactions.

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provides for up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) in a combination of advances and letters of credit until November 18, 2010. This facility includes a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility is to be used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. The interest rate on the Canadian subfacility is the Eurocurrency Rate plus 115.0 basis points. Currently, there are no borrowings against this subfacility. Advances under the 2005 Revolving Credit Facility are unsecured. The terms of the 2005 Revolving Credit Facility require that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Revolving Credit Facility also contains covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. There is no requirement under the terms of the 2005 Revolving Credit Facility to make any principal payments until the agreement expires on November 18, 2010.

Ceridian Canada’s net borrowing under the Canadian subfacility was repaid as of September 30, 2007 and $11.6 was outstanding as of December 31, 2006. The carrying amount approximated fair value. As of September 30, 2007, we utilized $3.2 of the 2005 Revolving Credit Facility for letters of credit leaving an unused borrowing capacity of $246.8, of which we have designated $82.0 as backup to the Comdata receivables securitization facility.

Comdata Receivables Securitization Facility

In June 2007, Comdata renewed its existing $150.0 receivables securitization facility by amending the agreements to extend the maturity date to June 12, 2010 with similar terms. Under this facility, Comdata sells receivables to a special purpose subsidiary, Comdata Funding Corporation, which resells the receivables to a third party commercial paper conduit (“Conduit”). The interest rate paid by Comdata is typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.9% at September 30, 2007) plus program fees. However, in the event the Conduit is unable to sell commercial paper, the rate becomes the Prime rate or LIBOR plus 1.5%

at Comdata’s option. The amount outstanding at both September 30, 2007 and December 31, 2006 was $82.0. The carrying amount approximates fair value. The aggregate amount of receivables serving as collateral amounted to $324.3 at September 30, 2007, and $307.1 at December 31, 2006. The amount outstanding is accounted for as long-term debt and the receivables remain on our consolidated balance sheet even though the receivables, up to the amount outstanding, are not available to satisfy claims of creditors. This facility is subject to financial covenants similar to those included in the 2005 Revolving Credit Facility.

Other Debt Financing

At September 30, 2007 and December 31, 2006, Ceridian UK maintained two overdraft facilities totaling £7.5 million. There were no amounts outstanding as of September 30, 2007 and December 31, 2006. Both overdraft facilities (£6.5 million and £1.0 million) have been extended to March 2008. Our practice has been to renew these facilities on an annual basis.

In addition to the Canadian subfacility, Ceridian Canada had available at September 30, 2007 and December 31, 2006 a committed bank credit facility that provided up to CDN $5.0 million for issuance of letters of credit and it is renewed annually at the option of the bank. The amounts of letters of credit outstanding under this facility were CDN $3.9 million ($3.9 and $3.3) at September 30, 2007 and December 31, 2006, respectively.

We remained in compliance with the debt covenants under our credit facilities at September 30, 2007.

Equity Activities

In the first nine months of 2007, we did not repurchase any of our common stock on the open market. During the first nine months of 2006, we repurchased 11,404,800 shares of our common stock for $276.5 on the open market at an average net price of $24.24 per share.

We issued 3,857,350 shares in the first nine months of 2007 in connection with the exercise of stock options and granting of restricted stock awards from treasury stock at a cost of $91.0 and a weighted average price of $23.58 per common share. In the first nine months of 2006, we issued 5,638,639 shares in connection with the exercise of stock options and granting of restricted stock awards from treasury stock at a cost of $125.3 and weighted average price of $22.22 per common share.

Our contractual commitments and contingencies at December 31, 2006 are described in Part II, Item 7, “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in our 2006 Form 10-K. There have been no material changes to these contractual commitments and contingencies during the nine months ended September 30, 2007.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our 2006 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2006 Form 10-K. There have been no material changes to our market risk during the nine months ended September 30, 2007.

Item 4. Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we have concluded that as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action

Since August 6, 2004, six shareholder lawsuits have been filed against Ceridian Corporation and certain of our former executive officers in the United States District Court, District of Minnesota. Those lawsuits were consolidated into a single case captioned In re Ceridian Corporation Securities Litigation, Case No. 04-cv-03704 PJS-RLE. This consolidated action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired our common stock between April 17, 2003 through and including March 17, 2005, and allege claims against Ceridian and certain of our former executive officers under Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs challenge the accuracy of certain public disclosures made by us regarding our financial performance, and in particular our accounting for revenue and expenses, accounting for capitalization, accounting for derivatives, accounting for long-term leases, and accounting for trademarks. Plaintiffs allege, in essence, that our series of restatements constituted a violation of Section 10(b) and 20(a) of the Exchange Act. On May 25, 2006, the United States District Court, District of Minnesota granted our motion to dismiss the consolidated class action complaint and gave leave to the plaintiffs to file an amended complaint. An amended complaint was filed on July 14, 2006. Our motion to dismiss the amended consolidated class action complaint with prejudice was granted on June 5, 2007. Plaintiffs appealed that decision on July 3, 2007.

We continue to believe these claims are without merit and we intend to vigorously defend our position in this action. We cannot estimate the possible loss or range of loss from this matter.

Derivative Action

Since August 13, 2004, two shareholders have filed derivative suits on behalf of Ceridian Corporation against Ceridian Corporation, as nominal defendant, certain current and former directors and certain of our former executive officers in the United States District Court, District of Minnesota. James Park, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., and Anthony Santiamo, Derivatively On Behalf of Ceridian Corporation v. Ronald L. Turner, et al., both served August 19, 2004. These complaints were consolidated into a single lawsuit. The consolidated lawsuit alleges that our Board of Directors as of August 2004 and certain of our former executive officers breached fiduciary duties, through abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The consolidated lawsuit, which relies on the same factual allegations as the purported class action shareholder lawsuits described above, is currently stayed. If the Merger is completed, the plaintiffs would not be our stockholders. In connection with the settlement of Sullivan v. Marinello, et al., Case No. 27-CV-07-12994, discussed below, the plaintiffs have agreed that the consolidated lawsuit will be dismissed with prejudice.

SEC Investigation

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, stating that we announced that we were responding to a document request from the Securities and Exchange Commission, and that we had been advised that the SEC had issued a formal order of investigation. In February 2004, we provided documents responsive to the SEC. In July 2004, we advised the SEC of the investigation being directed by the Audit Committee of our Board of Directors. We kept the SEC advised on a regular basis of the Audit Committee’s investigation. On December 10, 2004, we received a further formal confidential document request from the SEC. The second request broadened the areas of inquiry to include, among other things, our restatements, revenue recognition, capitalization, expense recognition, how we respond to any internal ethics complaints, and our accounting policies and procedures. The formal document requests state that the SEC investigation is a non-public, fact-finding inquiry, and that the investigation and document requests do not mean that the SEC has concluded that we have violated any securities laws. As is common in SEC investigations, on June 15, 2005, we received a subpoena from the SEC seeking certain additional documents that relate to some of the areas of inquiry identified above. The subpoena is consistent with investigations of this type and was anticipated. On January 8, 2007, we received a second subpoena seeking additional documents relating to the areas of inquiry identified above. We continue to fully cooperate with the SEC.

Truck Stops v. Ceridian and Comdata

In March and April 2007, six representatives of owner-operated independent –truck stops located in several states filed nearly identical complaints in the United States District Court for the Eastern District of Pennsylvania against Ceridian and its wholly-owned subsidiary Comdata, alleging anticompetitive conduct with respect to trucker fleet card and point-of-sale systems businesses in violation of the Sherman Antitrust Act, Sections 1 and 2. The plaintiffs seek class certification and are asking for damages described by plaintiffs as the overcharges plaintiffs and other members of the class paid to defendants, trebled; pre- and post-judgment interest; injunctive relief to prevent further anticompetitive conduct; and the costs of suit, including reasonable attorneys’ fees. We believe these claims are without merit and we intend to vigorously defend our positions in these actions. Pursuant to a settlement agreement, plaintiffs have agreed to voluntarily dismiss Ceridian without prejudice.

Pending Merger

Since the announcement of the pending Merger involving Ceridian and affiliates of THL Partners and FNF, two suits pertaining to the pending Merger have been filed against Ceridian and/or its Board of Directors.

On June 4, 2007, the Minneapolis Firefighters’ Relief Association filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2996-CC, against Ceridian, our directors, THL Partners, FNF, Parent and Merger Sub challenging the proposed transaction as inadequate and unfair to Ceridian’s public stockholders. The complaint alleges that the directors breached their fiduciary duties and that THL Partners, FNF, Parent and Merger Sub aided and abetted the alleged breaches of fiduciary duty in entering into the Merger Agreement. The complaint seeks, among other relief, class certification of the lawsuit, declaratory relief, an injunction against the proposed transaction, compensatory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiff. On June 6, 2007, plaintiff moved for a preliminary injunction and expedited trial with respect to certain provisions of the Merger Agreement, including Section 7.1(j) thereof, which provided that buyers may terminate the Merger Agreement if a majority of the board’s nominees are not elected at the annual meeting. On June 11, 2007, plaintiff filed a petition pursuant to Section 211 of the Delaware General Corporation Law seeking an order requiring Ceridian to hold an annual meeting of its shareholders following the adjudication of the validity of Section 7.1(j). The Court of Chancery scheduled the requested trial on the Section 211 claim and the validity of Section 7.1(j) of the Merger Agreement to take place simultaneously on August 1-2, 2007. The parties engaged in extensive expedited discovery of parties and third parties. On June 26, 2007, plaintiff filed an amended complaint, expanding on the existing allegations, adding disclosure claims, and challenging the provision of the confidentiality agreements signed by potential bidders that precluded requesting a waiver of the standstill provisions. At the request of plaintiff, the Court scheduled a preliminary injunction hearing regarding the challenged standstill provisions and certain deal protections in the Merger Agreement to take place on August 3, 2007, immediately after the already scheduled August trial. On July 12, 2007, the parties advised the Delaware Court of Chancery that they had reached a partial settlement of the actions. The parties agreed to settlement terms which include, among other things, (1) the entry of an order providing that the annual meeting of Ceridian stockholders would be held on September 12, 2007 at which meeting stockholders would be permitted to vote with respect to the election of directors and the Merger; (2) Ceridian eliminating the provision of the confidentiality agreements entered into with the third parties during the strategic alternatives process prohibiting the third parties from requesting that Ceridian amend or waive any part of the standstill provision of the confidentiality agreement; (3) amending the Merger Agreement to eliminate a provision permitting buyers to terminate the Merger Agreement upon an election of a new board of directors comprised of a majority of directors not nominated by the current board; and (4) amending the Merger Agreement to change the definition of “superior proposal” thereunder, decreasing the trigger from 66 2/3% to 40% of Ceridian’s assets or stock. THL Partners and FNF and one other signatory requested and received waivers of the standstill provision. In connection with the proposed settlement, the Court entered an order directing that the annual meeting would be held on September 12, 2007 at which meeting stockholders would be permitted to vote with respect to the election of directors and the Merger. The settlement is subject to Court approval. Plaintiff’s counsel reported to the Court that the plaintiff had shared the terms of the proposed settlement with Pershing Square and Pershing Square provided input regarding the terms of the settlement. Plaintiff further reported to the Court that Pershing Square had advised plaintiff’s counsel that it will not oppose the motion seeking approval of the settlement. As part of the settlement, the plaintiff reserved the right to assert certain claims relating to the termination fees, claims arising from conduct after July 11, 2007 and any disclosure issues that plaintiff raised with defendants no less than five days before Ceridian’s definitive proxy statement was filed with the SEC which the parties were unable to resolve in good faith. Plaintiff’s counsel submitted extensive comments regarding proposed additional and amended disclosures prior to the filing of this proxy statement, which Ceridian considered and responded to in preparing the proxy statement. There were no disclosure issues raised by plaintiff in this process which the parties were not able to resolve in good faith. Upon final approval of the settlement and consummation of the Merger, the pending actions shall be dismissed with prejudice.

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

40

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by Ceridian under Part I, Item 1A, “Risk Factors” contained in our 2006 Form 10-K, with the exception of (1) the risk factors disclosed by Ceridian under Part II, Item 1A, “Risk Factors” contained in our Quarterly Report on Form 10-Q, for the period ended June 30, 2007 and (2) the following two additional risk factors:

We may not realize the anticipated cost savings related to our U.S. HRS operating improvement plan pursuant to the anticipated timetable or at all. We also cannot assure you that we will not exceed one-time costs associated with implementing our cost savings initiatives.

We have specific initiatives underway to improve margins in our U.S. HRS business. The operating improvement plan consists of several initiatives to significantly improve results including workforce reduction, SG&A spending rationalization, streamlined technology spending and business process improvements. The success of our U.S. HRS operating improvement plan will depend on our ability to realize anticipated cost savings. In addition, we estimate that this cost savings plan will require us to incur approximately $50 million in one-time costs by the end of 2008. Our ability to successfully realize cost savings and the timing of any realization may be affected by a variety of factors including, without limitation, our ability to reduce our purchasing expenditures, consolidate and integrate our information technology infrastructure and otherwise execute our plan, retain personnel necessary to execute our plan, respond to negative customer or supplier reactions to our plan, extend our offshoring programs and reduce other SG&A expenses. The one-time costs associated with implementing our U.S. HRS operating improvement plan may exceed the anticipated amounts. We may not achieve the anticipated cost savings, and we may not achieve the cost savings within the time we currently expect.

Our success will depend on our ability to protect our intellectual property rights.

The success of our business will depend, in part, on:

•	preserving our trade secrets and maintaining the security of our know-how and data; and

•	operating without infringing upon patents and proprietary rights held by third parties.

We rely on a combination of contractual provisions, confidentiality procedures and copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our brands, technology, data and estimates. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure, despite having required our employees, consultants, customers, and collaborators to enter into confidentiality agreements. Our trademarks could be challenged, forcing us to re-brand our products or services, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. There can be no assurance that the intellectual property laws and other statutory and contractual arrangements we currently depend upon will provide sufficient protection in the future to prevent the infringement, use or misappropriation of our trademarks, data, technology and other products and services. In addition, the growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could adversely affect our business, results of operation and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Ceridian or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2), (3)
Month #1 (July 1, 2007 - July 31, 2007)	361	$35.00	0	2,567,550

Month #2 (August 1, 2007 - August 31, 2007)	0	$0.00	0	2,567,550

Month #3 (September 1, 2007 – September 30, 2007)	1,170	$21.15	0	2,567,550

Total:	1,531	$24.41	0

(1)	These shares were repurchased from employees in connection with the payment of withholding taxes for restricted stock awards. “Total number of shares purchased” does not include 203 stock units that were used to pay withholding taxes associated with the vesting of restricted stock unit awards.

(2)	On July 27, 2005, our Board of Directors authorized the Company to repurchase up to 20,000,000 additional shares of common stock. We disclosed this increase in the repurchase program in a press release on July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 2,567,550 shares as of September 30, 2007. The repurchase program has no set expiration or termination date.
(3)	The Merger Agreement (Section 5.1, (b), (vii)) places a restriction on the Company from, directly or indirectly, purchasing, redeeming or otherwise acquiring any shares of our capital stock or any rights, warrants or options to acquire any such shares.

Item 4. Submission of Matters to a Vote of Security Holders

Ceridian’s annual meeting of stockholders was held on September 12, 2007. Of the 144,167,384 shares of Ceridian common stock entitled to vote at the meeting, 107,362,670 shares were present at the annual meeting in person or by proxy. At the annual meting, the stockholders voted on and approved the following matters:

1. A proposal to adopt the Agreement and Plan of Merger, dated as of May 30, 2007, as amended as of July 30, 2007, by and among Ceridian Corporation, Foundation Holdings, Inc. and Foundation Merger Sub, Inc., as it may be further amended from time to time, and approve the merger contemplated by that agreement. The proposal was approved, with the voting as follows:

Votes For: 107,050,027	Votes Against: 156,914	Votes Abstaining: 155,729

2. The election of seven individuals to serve as directors of Ceridian. The seven individuals designated by Ceridian’s Board of Directors as nominees for director were elected, with voting as follows:

Nominee	Total Votes For	Total Votes Withheld
Ronald T. LeMay	103,734,393	3,628,277
George R. Lewis	103,739,658	3,623,012
L. White Matthews, III	106,677,712	684,958
Kathryn V. Marinello	106,676,227	686,443
Richard Szafranski	106,663,047	699,623
William L. Trubeck	106,680,080	682,590
Alan F. White	106,673,927	688,743

3. A proposal to ratify the Audit Committee’s appointment of KPMG LLP as our independent registered public accountant. The proposal was approved, with voting as follows:

Votes For: 106,706,628	Votes Against: 505,672	Votes Abstaining: 150,370

4. The adjournment of the annual meeting, if necessary or appropriate, to solicit additional proxies if (1) there are insufficient votes at the time of the annual meeting to adopt the merger agreement and approve the merger or (2) a quorum is not present at the time of the annual meeting. The proposal was approved, with voting as follows:

Votes For: 102,374,695	Votes Against: 4,836,834	Votes Abstaining: 150,690

On September 7, 2007, Ceridian entered into an Agreement (the “Settlement Agreement”) with Pershing Square, L.P., Pershing Square II, L.P. and Pershing Square International, Ltd. concerning the election of directors to the Ceridian Board of Directors and related matters. A description and copy of the Settlement Agreement is contained in our Current Report on Form 8-K with the earliest event reported dated September 7, 2007 and filed with the Securities and Exchange Commission on September 10, 2007.

Item 6. Exhibits

(a)	Exhibits.

2.02	Amendment No. 1 to the Agreement and Plan of Merger by and among Foundation Holdings, Inc., Foundation Merger Sub, Inc. and Ceridian Corporation entered into as of July 30, 2007 (incorporated by reference to Exhibit 2.2 to Ceridian’ Current Report on Form 8-K with the earliest event reported dated July 30, 2007 and filed with the Securities and Exchange Commission on August 3, 2007).

4.01	Amendment No. 1 to Rights Agreement, dated as of May 30, 2007, by and between Ceridian Corporation, and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated July 9, 2007 and filed with the Securities and Exchange Commission on July 9, 2007).

10.01	Agreement, dated September 7, 2007, by and among Pershing Square, L.P., Pershing Square II, L.P. and Pershing Square International, Ltd. and Ceridian Corporation (incorporated by reference to Exhibit 10.1 to Ceridian’s Current Report on Form 8-K with the earliest event reported dated September 7, 2007 and filed with the Securities and Exchange Commission on September 10, 2007).

31.01	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of our Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of our Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

CERIDIAN CORPORATION
Registrant

Date: October 29, 2007	/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)