Form 10-K
period 2008-12-31
CERIDIAN CORP /DE/
filed 2009-03-31
CIK 1124887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-152649

CERIDIAN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1981625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425

(Address of principal executive offices, including zip code)

(952) 853-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes            ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☑  Yes            ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐  Yes            ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes            ☑  No

There is no public market for the registrant’s common stock. The registrant had 50,000 shares of common stock, $0.01 par value per share, outstanding as of June 30, 2008.

CERIDIAN CORPORATION

i

INTRODUCTION

General

Unless otherwise noted, references to “Ceridian,” “our company,” “we,” “us” and “our” refer to Ceridian Corporation and its direct and indirect subsidiaries. This report on Form 10-K contains references to years 2008, 2007, 2006, 2005 and 2004, which represent fiscal years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004, respectively. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, our consolidated financial statements and related notes.

On November 9, 2007, affiliates of Thomas H. Lee Partners, L.P. (“THL Partners”), Fidelity National Financial, Inc. (“FNF”) (together, the “Sponsors”) and their co-investors acquired all the outstanding equity of Ceridian Corporation. Under the terms of the agreement, the Sponsors and their co-investors, including certain members of management, acquired the equity of Ceridian for $36.00 per share or a total purchase price of approximately $5.3 billion. Prior to the acquisition, Ceridian’s common stock was listed on the New York Stock Exchange (NYSE: CEN). The acquisition, related financing and application of proceeds there from are referred to in this report as the “Transactions.” As a result of the Transactions, Ceridian is a wholly-owned subsidiary of Foundation Holdings, Inc., a company whose common stock is 100% owned by an intermediate holding company, Ceridian Intermediate Corp. Ceridian Intermediate issued common stock and cumulative preferred stock, representing approximately 81% and 19%, respectively, of its equity value. Ceridian Intermediate’s common stock is held by its parent, Ceridian Holding, Inc. and the preferred stock is held by the Sponsors and certain members of Ceridian’s management. The Sponsors and certain members of our management hold shares representing 100% of the equity values and 100% of the voting rights of Ceridian Intermediate and Ceridian Holding.

Forward Looking Statements

This report on Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to expected cost savings, margins growth, cash flows, capital expenditures, market and industry growth rates and trends (including trends towards outsourcing), product line and market expansion, market share, operational improvements (including head count, technological, customer service and business improvement initiatives), retention rates, demand for our products, litigation results, redemption of money market funds and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performances and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under Part I, Item 1A, “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

The matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, we caution you against relying on forward-looking statements. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Information regarding the market share and market position of our businesses contained in this report consists of our estimates based on data and reports compiled by industry analysts and on our management’s knowledge of our business and markets. Although we believe that the third-party sources upon which we have relied are reliable, we have not independently verified market industry data provided by third parties. Similarly, while we believe our management’s estimates with respect to our industry are reliable, our estimates have not been verified by any independent sources. U.S. dollars are expressed in millions.

We own or have the rights to various trademarks, trade names or service marks, including the following: Ceridian®, Comchek®, Comdata®, and LifeWorks®, and various logos used in association with these terms. The trademarks American Express®, Discover®, MasterCard®, Visa®, Cirrus® and Maestro® referred to in this report are the registered trademarks of others. Also, the names of other third parties referenced in this report, including under descriptions of our business and competition, may be trademarks of such parties.

Item 1.	Business.

General

We are a provider of outsourced processing and employee benefits services to a diverse customer base in a wide range of industries. We have market positions in large markets and expect to benefit from the long-term trend towards outsourcing. We operate through three principal business segments, Human Resource Solutions (“HRS”), Stored Value Solutions (“SVS”) and Comdata. HRS offers a broad range of human resource (“HR”) outsourcing services built around a core capability of payroll processing. SVS sells stored value cards and provides card-based services primarily to retailers in the form of gift cards, credits for product returns and retail promotions, as well as card processing for certain other card types. Comdata is a provider and processor of proprietary, credit and debit cards, including fuel cards and employer pay cards for various industries in the United States, including the transportation industry. Comdata also provides regulatory compliance services to the transportation industry.

We refer you to Part II, Item 7 of this report for additional descriptions of our business.

Ceridian Corporation was formed on August 8, 2000 and is incorporated in Delaware. We were formed as a result of the spin-off of the human resource solutions division and human resource solutions and Comdata subsidiaries of Arbitron, Inc. On March 30, 2001, we became an independent public company when our predecessor distributed all of our outstanding common stock to its stockholders in a tax-free spin-off transaction. On November 9, 2007, we completed the Transactions. See the “Introduction” to this report for a discussion of the Transactions.

Our principal executive office is located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425, and our telephone number is (952) 853-8100.

Recent Developments

Senior Notes Exchange Offers and Securities Act Registration

In connection with the completion of the Transactions, on November 9, 2007, we completed a private offering of $1,300.0 aggregate principal amount of senior notes due 2015. At the time of the issuance, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed to, among other things, complete offers to exchange these restricted notes for newly issued notes having identical terms, except that the new notes will have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and will not bear legends restricting their transfer. In connection with the requirements of the registration rights agreement, on December 22, 2008, our registration statement on Form S-4 registering the new notes was declared effective by the U.S. Securities and Exchange Commission (the “Commission”) and we commenced the exchange offers on December 23, 2008. The exchange offers expired on January 23, 2009 and on January 29, 2009 the exchange offers were completed. For further discussion of the exchange offers and our payment of additional interest on the notes with respect to the period from November 9, 2008 through the date of the completion of the exchange, see Note 10, “Financing” and Note 21, “Subsequent Events” to our consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in this report. As the result of the effectiveness of the Form S-4, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the remainder of the 2008 calendar year, which serves as the basis for our filing of this report. Pursuant to the provisions of Rule 15d-6 promulgated under the Exchange Act, however, due to the number of record holders of our notes, effective January 1, 2009, our periodic reporting requirements have been suspended. We filed Forms 15 with the Commission on January 30, 2009 reflecting this suspension and do not intend to file any additional periodic reports with the Commission until such time, if any, the Rule 15d-6 reporting suspension is no longer applicable to us.

U.S. Department of Defense Contract

As has been previously disclosed by us, we currently provide customized work-life and non-medical counseling services to U.S. Armed Services personnel under a contract with the U.S. Department of Defense (“USDOD”) that expires March 31, 2009. This existing contract may be extended by the USDOD, at its sole option, for an additional three month period ending June 30, 2009 and a second additional three month period ending September 30, 2009. This contract succeeds a replacement contract and series of renewals to our original contract with the USDOD that expired in early 2006. On February 23, 2009, we responded to the USDOD’s most recently modified request for proposals, or RFP, for a new contract for services which would commence following the expiration of the existing agreement. We cannot presently predict when the USDOD will issue an award with respect to the contract. There can be no assurance that we will be successful in obtaining the award of a new contract or, if successful, that the new contract would be awarded on economic and other terms as favorable as those under which we presently provide such services. Failure to retain this business upon substantially similar terms as presently exist could have a significant impact on the revenues of our HRS business segment.

Segments

Our business has three segments, HRS, SVS and Comdata. We refer you to Note 18, “Segment Data” to our consolidated financial statements for financial information about our business segments and geographic areas. This information may be found in Part II, Item 8 of this report.

Human Resource Solutions

HRS offers a broad range of HR outsourcing solutions built around a core capability of payroll processing. Our HR outsourcing solutions are designed to help companies more easily and effectively manage their workforce and the information integral to HR processes while reducing costs and enabling them to focus on their core businesses.

Our human resource management products and services are provided principally in the United States, Canada and the United Kingdom. Our international HRS operations are primarily conducted in Canada through Ceridian Canada, and in the United Kingdom through Ceridian U.K.

HRS’s and U.S. HRS’s operating unit revenues for the year ended December 31, 2008, the periods November 10 to December 31, 2007, and January 1, 2007 to November 9, 2007, and the year ended December 31, 2006 were as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
HRS Revenue
U.S. HRS	$780.5	$125.0	$698.2	$822.4
Ceridian Canada	216.9	36.5	174.5	182.6
Ceridian U.K.	92.9	14.1	84.2	94.8

Total HRS	$1,090.3	$175.6	$956.9	$1,099.8

U.S. HRS Revenue
U.S. Payroll	$488.1	$87.9	$471.0	$527.1
Benefits	129.6	20.9	119.5	154.0
LifeWorks	162.8	16.2	107.7	141.3

Total	$780.5	$125.0	$698.2	$822.4

Products and Services

Our human resource management solutions include:

•	payroll processing, tax filing and other HR services;

•	benefits administration services; and

•	work-life and employee assistance programs.

U.S. Payroll. Our payroll processing for customers in the United States consists primarily of preparing and furnishing employee payroll checks, direct deposit advices and supporting journals and summaries. For certain customers, we may remit customer payroll funds to the customer’s employees. We also supply quarterly and annual social security, Medicare and federal, state and local income tax withholding reports and forms that are required to be filed by employers and employees.

We provide human resource information systems (commonly referred to as “HRIS”) solutions that serve as a “front-end” to our payroll processing system, allowing our customers to utilize a common database for both payroll and other HRIS purposes. This enables the customer to create a single database of employee information for online inquiry, updating and reporting in payroll and other areas important to human resource administration and management, such as employee data tracking, time and labor management, government compliance, compensation analysis and benefits administration. We also provide HRIS solutions that incorporate open, industry standard technology, are scalable and can be utilized with an existing interface as a front-end for our payroll processing and tax filing services.

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

Our HR/payroll web product is a web-enabled, fully hosted integrated payroll and human resource administration solution, designed specifically for the corporate and enterprise customer markets. Ceridian’s HR/ payroll web product also includes integrated time management and self-service features, as well as wage attachments and disbursements, Internet payroll management and customization features within the core product offering.

We also provide Internet and phone-in payroll processing, tax filing, unemployment compensation management and related services for small employers located in the United States and Canada. Our Small Business HR/payroll web-based solution allows customers to complete payroll transactions via the Internet. The Small Business HR/payroll product also provides small businesses with access to services such as new hire reporting, tax filing, direct deposit, optional benefits programs, unemployment filing and special reports services that were previously only available to larger companies.

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

Other HR Services. We also provide customers with a number of other HR solutions. Such services include time and attendance, administration of payroll and benefit functions, recruiting, employee/manager self-service and human capital management services. These services are generally designed to automate, streamline and integrate certain traditional HR services to provide our customers with the ability to focus less on administration and more on their core business.

Benefits. We provide employee health and welfare benefits administration services to our customers. Employee health and welfare benefits administration services include health insurance portability (i.e., Consolidated Omnibus Budget Reconciliation Act (“COBRA”) and Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)) compliance services. Health and welfare benefits administration services also encompass benefits provided to active employees, such as annual health plan enrollment, ongoing employee enrollment and eligibility services, tuition refund plans, transportation reimbursement under the Transportation Equity Act, and Internal Revenue Code Section 125 plans including fully-administered and self-administered flexible spending accounts and premium-only plans.

We also provide qualified domestic relations order and medical support order administration to our customers, and administration and benefits billing services for benefits provided to retired and inactive employees of our customers, including retiree healthcare, disability, surviving dependent, family leave and severance benefits.

LifeWorks. We provide customers of all sizes and their employees with a single source for fully integrated work-life and employee assistance programs. Our customers include employers in both the private and public sectors (including certain agencies of the U.S. government). Services are delivered through online access and telephonically, and through face-to-face counseling provided by referral resources.

The services and programs we provide may be customized to meet an individual customer’s particular needs. Our portfolio of products allows a customer to choose the mix, level and mode of access to services that best meet its needs. These products range from “high touch technology” capabilities allowing employees to access specific information online to comprehensive “person-to-person” consultation and referral services. Also included are specialized service options, such as assistance with college selection, elder care assessment and facility review services, and health and wellness services. These services address employee effectiveness issues and seek to improve employee retention and productivity, reduce absenteeism and increase recruitment success. Consultants provide confidential assistance 24 hours a day to customers’ employees to help them address issues ranging from everyday matters to crisis situations. Supporting these consultants are research and subject matter experts who provide specialized expertise or referrals in areas such as parenting/child care, elder care, disabilities, addiction disorders, mental health, health and wellness, financial, legal, managerial/supervisory and education/schooling issues. We have also entered into arrangements with some service and product providers to provide additional services and expertise to our customers.

HRO. Our HRO operating unit assumes responsibility for our customers’ entire human resources department. We focus on companies with 3,000 to 15,000 employees, providing them with a comprehensive suite of modular, fully managed HRS products.

International Operations. Ceridian Canada provides payroll processing services, HRIS solutions, tax filing services, work-life and employee assistance programs and recruitment services to its Canadian customers. Ceridian Canada collects payroll and payroll tax amounts from customers, remits tax amounts to applicable governmental authorities and makes direct deposits of payroll amounts to employees’ bank accounts. Ceridian U.K. provides payroll processing services, HRIS solutions, HRO services, other HR services, work-life and employee assistance programs and recruitment services primarily in the United Kingdom.

We have begun to expand our international payroll services into other countries, principally in Europe, by engaging partners within a country to provide the payroll administration and processing services that we provide in that country. We in turn have contracted with multinational customers for their international requirements and deliver a fully outsourced payroll service to these customers.

There are risks associated with operating internationally, including those described in Item IA of this report.

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

We generally classify customers in the human resource solutions market into three categories by employer size, each of which represents a distinct market opportunity for us:

Type of Employer	Size of Employer*	Typical Characteristics
Small	Fewer than 100 employees	Human resource management needs tend to be relatively more price sensitive, to require less customization or flexibility in product and service offerings and to switch more readily from one provider to another.

Corporate	100 to 5,000 employees	Human resource management needs tend to be more complex, and therefore requires more flexibility in products and services, greater integration among data processing systems and a greater variety of products and services.

Enterprise	Over 5,000 employees	Human resource management needs tend to be the most complex, and therefore often require the most customization and flexibility in products and services, the greatest integration among data processing systems and the greatest variety of products and services; also has the greatest reliance on their integral legacy systems that increases integration complexity and challenges outsourcing and migration decisions.

*	This column of the table reflects the employer size of U.S. customers. In Canada and the United Kingdom, the employer segment sizes are typically smaller, although the characteristics of such segments are similar in nature.

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

Further, we believe that customers are increasingly seeking providers that can take responsibility for entire human resource management processes. These HRO relationships transfer responsibility for managing each core process from the employer to the provider. Through HRO, we are able to provide our customers with a comprehensive suite of modular, fully managed HRS products and services described above. By fully managing the products and services that we can otherwise provide on a standalone basis and presenting a single face to our customers’ employees, we are able to transfer responsibility for managing each core HR process from the employer to the provider. Our HRO services to date typically involve: (1) conversion and implementation consulting services; (2) processing and hosting services related to payroll, tax filing and benefits needs; and (3) administration of HR, payroll and benefits functions.

Customer Funds

HRS revenue in 2008 and 2007 includes approximately $97.2 and $143.7, respectively, of investment income earned in lieu of additional fees from customer funds temporarily held in the United States and Canada pending remittance to taxing authorities, customer employees or other third parties. In a very few instances, Ceridian U.K. holds customer funds for a short period of time in non-interest bearing segregated accounts prior to disbursement pursuant to the customer’s instructions.

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

Sales and Marketing

Our HRS services are sold in the United States through our direct sales force operating throughout the country. We currently utilize, and seek to develop other, cooperative marketing relationships with other companies offering products or services that complement our businesses as well as informal and formal marketing alliances with human resource consulting firms, other outsourcing firms and benefits brokers. The most significant source of customer leads for these transaction-based products and services are referrals from these marketing relationships and existing customers, and other direct marketing efforts such as web marketing, telemarketing, direct mail and trade shows. Our international HRS operations, principally located in Canada and the United Kingdom, utilize their own direct sales forces. Customer leads for the products and services of these businesses are generally obtained through referrals, trade shows, product demonstration seminars, third-party resellers and direct sales efforts. We are exploring additional cooperative arrangements with other benefits brokers and human resource services providers. We are also seeking to sell a greater variety of our products and services to the customers of our various businesses.

Competition

The human resource solutions industry is highly competitive. Competition comes from national, regional and local third-party transaction processors, as well as from software companies, consulting firms, governments, enterprise wide providers of financial services, complete enterprise outsourcing providers, including information technology providers, and internally developed and operated systems and software.

We believe that the majority of all payroll processing and tax filing in the United States, Canada and the United Kingdom is supported by in-house systems, with the remainder supported by third-party providers. In the United States, we believe that ADP is the largest third-party provider of payroll processing in terms of revenue, with Paychex, Inc. and Ceridian comprising the other two large, national providers in terms of revenue. Other third-party payroll and tax filing providers are generally regional and local competitors, although larger, national providers of benefits administration and 401(k) processing services or financial institutions may expand further into outsourced payroll processing. In Canada, we believe that Ceridian Canada is among the top two largest outsourced payroll services providers in terms of revenue, facing competition from other national providers, including ADP, and local providers. In the United Kingdom, we believe that Ceridian U.K. is the second largest outsourced payroll processing provider in terms of revenue, competing with several other national providers, including a subsidiary of ADP and a division of Northgate Information Solutions, and local providers. Competition in both the payroll processing and HRIS areas also comes from a number of large, national software companies that provide both payroll processing software for in-house processing as well as HRIS software, often in conjunction with other enterprise management software applications.

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

We believe that the ability to integrate transaction processing and broader human resource management solutions with a customer’s other acquired services and in-house applications are increasingly important competitive factors. While we believe our businesses compete effectively in the overall human resource solutions market, our ability to continue to compete effectively will depend in large measure on providing reliable and repeatable transaction processing.

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

Research and Development

We intend to continue to invest significant resources in our proprietary payroll processing systems and further develop a comprehensive and fully integrated suite of employee administrative services.

The table below reflects the amount of research and development expenses for our HRS businesses for the periods indicated.

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Research and development	$22.2	$2.2	$19.8	$21.1
Percent of HRS revenue	2.0%	1.3%	2.1%	1.9%

SVS

SVS is a provider of stored value cards to customers principally in the retail, restaurant, airline, hospitality and entertainment, and service industries in the United States. SVS currently provides stored value card programs to more than 450 merchants, for use as gift cards, credits for returned products and retail promotions. In 2008, SVS delivered more than 500 million stored value cards and processed approximately 1.1 billion transactions, primarily in the United States. We have a small but growing international presence and process transactions originating from 35 countries outside the United States. SVS is based in Louisville, Kentucky. SVS’s revenue from products and services for the year ended December 31, 2008, the periods November 10 to December 31, 2007, and January 1, 2007 to November 9, 2007, and the year ended December 31, 2006 were as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Revenue	$104.7	$15.4	$154.9	$153.8

Products and Services

SVS provides, among other services, stored value card programs to major retailers that are used as gift cards, gift certificates, credits for returned product and retail promotions. With respect to stored value cards, SVS provides transaction processing and reporting services. Customers may also choose to purchase cards alone. SVS also provides ancillary support services including card inventory management and assistance in designing and supervising the production of plastic cards. SVS believes that its cards, transaction reliability, card maintenance/inventory programs and reporting capability provide benefits to retailers and their customers, including ease of use and controls previously difficult to realize. In 2006, SVS expanded its product offering through the acquisition of the remaining interest in SASH Management, L.L.C. d/b/a Gift Card Solutions and Gift Check Solutions, a mid-market provider of gift certificates and gift cards, and substantially all of the assets of HQ Gift Cards, LLC, a provider of mall gift card program management services.

SVS sells its stored value cards and ancillary services worldwide through a direct sales force primarily in the United States, Japan, Germany, the United Kingdom, France, Canada and Australia. All SVS transaction processing is conducted in Louisville, Kentucky, with a redundant data center in Brentwood, Tennessee, regardless of the location in the world where the sale occurs or the card is used.

Suppliers

SVS’s current business relies upon relationships with third-party suppliers, such as manufacturers of plastic gift cards. The ability of SVS to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by such third-party suppliers.

Competition

SVS competes with a number of national companies in providing private label cards, including First Data Corporation, Chase Paymentech Solutions LLC and Fifth Third Processing Solutions. SVS competes on the bases of breadth of services offered, systems, technology and price. We believe the competitive strengths of SVS are:

•	information and communications systems that provide real-time connectivity with retailers’ existing platforms;

•	breadth of solutions offered; and

•	experience in transaction processing and related services providing for high quality control and reduced time of implementation of stored value card solutions.

Notwithstanding SVS’s competitive strengths, many of SVS’s competitors have established relationships with potential customers of SVS and provide additional and unrelated products and services to these customers, such as check authorization services. By providing these and other services which SVS does not provide, these competitors may be able to successfully compete with SVS by bundling their products and services together and presenting them to existing customers with whom they have established relationships. Additionally, certain of SVS’s competitors may also have greater financial, sales and marketing resources and better brand name recognition than SVS which could serve as a competitive advantage for them.

Regulation

Stored value cards in general, and gift cards specifically, may be subject to various federal, state and foreign laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, unclaimed property, anti-money laundering, and banking and trade practices. At this time and based on SVS’s existing operating model, we believe these laws and regulations as currently in effect have no material impact on SVS or its operations, except to the extent of their application to SVS’s customers and other third parties. SVS’s services may also be subject to various rules and regulations of the networks and associations in which SVS and its customers and other related third parties participate. Given the continued evolution of these laws, rules and regulations and sometimes inconsistent nature of their interpretation, the extent to which they may apply to or impact SVS or its business in the future is uncertain.

Research and Development

SVS’s research and development activities principally include applications development for existing products and services and new product development for private commerce solutions. SVS anticipates a continuing need to develop applications to enhance its products and services to meet the needs of its customers. Further, SVS expects to develop applications to bring additional features to its products and services, thus enhancing their use in new segments and industries. The table below reflects the amount of research and development expenses for SVS for the periods indicated.

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Research and development	$2.3	$0.4	$1.6	$1.9
Percent of SVS revenue	2.2%	2.6%	1.0%	1.2%

Comdata

Comdata provides payment solutions, transaction processing and related services to its customers in a variety of industries such as trucking, government services, aviation, construction, retail, restaurants and hospitality. Payment solutions include credit and debit cards, fleet, fuel, payroll, purchasing and travel and entertainment cards. As a transaction processor, Comdata’s platforms support both its proprietary and branded card networks. Comdata also provides regulatory compliance services primarily to the transportation industry. Less than 2% of Comdata’s revenue for each of 2008, 2007 and 2006 was derived from customers outside of the United States. Comdata’s revenue from products and services for the year ended December 31, 2008, the periods November 10 to December 31, 2007, and January 1, 2007 to November 9, 2007, and the year ended December 31, 2006 were as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Revenue	$370.3	$46.0	$296.1	$311.5

Products and Services; Customers

Comdata provides payment solutions, transaction processing, information management, regulatory compliance, financial and other related services to customers within the transportation industry, primarily to companies in the trucking industry. Comdata sells such services through a direct sales force managed out of its headquarters in Brentwood, Tennessee. Such services are provided to trucking companies, truck stops, and long haul (e.g., long-distance carriers) and local fleets (e.g., local delivery companies, home maintenance companies and local and state government agencies). Comdata’s services primarily involve the use of the Comdata Card to facilitate truck driver transactions and to provide transaction control and trip information for trucking firms. Comdata also markets credit cards and transaction processing in association with MasterCard networks.

The Comdata Card product is a payment card with credit and debit capabilities principally designed to provide businesses with control over payments to and spending by their employees. The Comdata Card allows businesses to authenticate and authorize individual employee purchases. A Comdata customer can review reports of transactions made by its employees over the Internet, as well as request the issuance of new cards. The Comdata Card offers businesses the capability of performing these services on a single, customizable employee card. The Comdata Card may be customized for each individual employee within a business. Although the Comdata Card is primarily used by Comdata’s trucking customers, Comdata believes that the Comdata Card has application to businesses in a variety of industries.

Comdata provides pay cards used by its customers to pay their employees. The pay card service allows employers to post or load payment of wages and other payments, such as expense reimbursements, to cards issued to employees and other recipients. Cardholders, in turn, may access these funds in a number of ways, including withdrawal of cash from ATMs, purchases at stores or use of a Comchek draft. Comdata markets this card-based funds distribution service to a variety of employers, such as temporary staffing companies, professional employment organizations, custodial companies, the restaurant and hospitality industries, and retailers.

Comdata also provides assistance in obtaining regulatory permits, pilot car services and other compliance services, such as fuel tax reporting and driver log auditing, and local fueling services to its trucking company customers.

Fleet Services. Comdata’s fleet services, most commonly initiated through the use of the Comdata Card, are designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destination. Drivers may use the Comdata Card to purchase fuel and other approved items, obtain cash advances from ATM machines or through the use of Comchek drafts (drafts that are drawn on Comdata and payable through a bank), and make direct deposits of pay, settlements (for non-employee owner-operators) or trip advances to personal bank accounts.

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

Comdata also provides trucking companies with online access to Comdata’s computer system for data on fuel purchases and other trip information, facilitating pre- and post-trip planning functions. Comdata’s web-based portal enables customers to go online from their computer for interactive reporting capabilities, the latest diesel fuel prices and related information.

In addition to the Comdata Card, Comdata provides Comchek drafts, or Comcheks. Comcheks are used by Comdata’s commercial customers to pay for business expenses and for their employees and agents to obtain cash. Comcheks may also be used by Comdata’s prepaid/debit cardholders to pay for personal expenses and to withdraw cash from their card balances. Comcheks have to be registered in Comdata’s system for specific dollar amounts before they can be used. Customers initiate the registration process by calling Comdata. Comdata will register Comcheks on a customer’s account based on the credit limit or prepaid balance and parameters established for that customer. The person cashing the Comchek is instructed on the face of the Comchek to call Comdata to obtain an authorization number before cashing. The Comchek is deposited into and clears through the banking system like a check.

Comdata’s regulatory compliance division assists in determining the permits needed for a designated trip, truck and load; purchases those permits on behalf of the customer; and delivers them to the carrier or a truck stop where they can be picked up by the driver. Comdata also provides other regulatory compliance services, such as processing and auditing of driver trip logs, reporting of fuel taxes, annual licensing and motor vehicle registration verification. Pilot services for oversized loads are also provided.

Merchant Solutions. Comdata maintains a nationwide electronic data network with 24-hour independent truck stop service centers that utilize point-of-sale devices and other computer equipment to facilitate communication with Comdata’s database and operations centers. The service centers accept Comdata’s payment instruments as a method of payment pursuant to a service center agreement with Comdata.

Comdata’s merchant solutions division provides fueling centers with PC-based, point-of-sale systems that automate the various transactions that occur at a fuel purchase desk and systems that enable customers to transact card-based fuel purchases at the fuel pump. These systems accept many types of fuel purchase cards currently used by drivers. The merchant solutions division additionally offers point-of-sale systems for use at attended and unattended fuel sites.

Local Fueling. Comdata is a provider of fuel management and payment systems for local transportation truck fleets. Comdata provides local fleet operators with Comdata MasterCard corporate fleet cards that offer the fleet operators transaction control and trip-related information gathering features similar to those of the Comdata Card.

Financial Solutions. Comdata’s financial solutions business purchases accounts receivable due to trucking companies from manufacturers and shippers at a discount and with recourse back to the trucking company in the event of non-payment. This allows trucking companies to receive payment on shipping invoices sooner than they may otherwise receive payment from shippers.

Comdata is also pursuing fixed based operators that service private airplanes and airplane fleets. Comdata expects to provide aviation customers with controlled spending solutions offered through the Comdata Card. Comdata will provide flight managers with flexibility, efficiency, service and control over operations. Benefits include consolidated billing for all trip-related expenses, with line- item detail, as well as the management of expenditures including fuel purchases, repairs, travel and entertainment, and fuel discount administration.

Suppliers

Comdata’s current business relies upon relationships with suppliers and other third-parties, such as MasterCard, to effect and support transactions, including access to the MasterCard network, Cirrus ATM network and the Maestro point-of-sale debit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by suppliers and other third-parties, including MasterCard or other similar card associations.

Competition

The principal competitive factors relevant to transaction processing are marketing efforts, pricing, reliability of computer and communications systems and time required to effect transactions. The major credit and debit card associations and companies, such as Visa, MasterCard, American Express and Discover, are significant competitors of Comdata because they make cash available to, and facilitate purchases of fuel and other products by, holders of their cards on a nationwide basis. Several other companies also offer similar services, including First Data Corporation, T-Chek Systems, Inc., Fleet One, L.L.C., FleetCor and Wright Express Corp. In addition, truck stops often negotiate directly with trucking companies for a direct billing relationship. Some of Comdata’s competitors, such as Transportation Clearing House, LLC, an affiliate of Flying J, Inc., are under common ownership with entities that operate or franchise nationwide truck stop chains. In addition, Comdata competes with truck stops and other service centers that offer similar products and services.

While the majority of regulatory services continue to be performed by customers in-house, several regional companies, including The Permit Company, provide permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received. In addition, we believe that technological advances will impact the way regulatory services are delivered and may give rise to new competitors or change the way this service is offered.

We believe that Comdata’s competitive strengths include its:

•	ability to provide services to trucking companies and drivers at a large number of locations in the continental United States and Canada;

•	ability to offer a variety of services, frequently tailored to an individual customer’s needs;

•	proprietary databases regarding funds transfers and fuel purchases;

•	high quality of customer service; and

•	long-term relationships and positive reputation in the industries it serves.

Regulation

Many states require persons engaged in the business of money transmission or the sale or issuance of payment instruments, such as the Comchek draft, to obtain a license from the appropriate state agency. Comdata is licensed in 41 states and is subject to the various state requirements to maintain these licenses, including posting bonds, periodic reporting and annual examinations. Comdata believes that it is currently in compliance in all material respects with the regulatory requirements applicable to its business. The failure to comply with the requirements of any particular state could significantly adversely affect our business in that state.

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

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Research and development	$4.7	$1.4	$5.3	$5.6
Percent of Comdata revenue	1.3%	3.0%	1.8%	1.8%

Network and Data Processing Operations

HRS has several production sites in the United States and Canada. All of these sites are managed by Ceridian, except for one that is managed by a third party provider. Each facility serves as a back-up facility for the others sites.

Comdata and SVS together operate two communications and data processing facilities, one located in Brentwood, Tennessee and the other in Louisville, Kentucky. All internal data processing functions for Comdata’s business, including its payment processing systems, and SVS are conducted in one of these two facilities, depending on the application, process or transaction being performed. These dual sites operate in tandem with one another to execute certain functions. Moreover, each facility serves as a back-up facility for the other in connection with various activities.

International Operations

Approximately 28% of HRS revenue in 2008 was obtained from our international operations. Our Ceridian Canada operations provide certain HRS services for our Canadian customers, and our Ceridian U.K. subsidiary primarily provides certain HRS services in the United Kingdom. We are continuing to expand our international HRS business into other countries by engaging a partner within a country to provide us with payroll administration and processing services for that country. Comdata has operations in Canada and SVS is expanding its business internationally. Approximately 7% of SVS’s and less than 2% of Comdata’s revenues in 2008 were derived from customers outside of the United States. See also Item 1A,”Risk Factors — We are subject to risks related to our international operations, which may adversely affect our operating results.”

Other Investments and Divestitures

We refer you to Note 5, “Investing Activity” and Note 13, “Supplementary Data to Statements of Operation” in our audited consolidated financial statements.

Intellectual Property

We own or license a number of trademarks, tradenames, copyrights, service marks, trade secrets and other intellectual property rights that relate to our products and services. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our businesses, we believe that none of our businesses are materially dependent upon any particular trademark, tradename, copyright, service mark, license or other intellectual property right. We believe, however, that the “Ceridian,” “Comdata” and “SVS” names, marks and logos are of material importance to us. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark or service mark is used in the regular course of trade.

We have confidentiality agreements with most of our key employees and consultants. In addition, we have entered into license agreements with customers of our businesses, which agreements impose restrictions on these customers’ use of our proprietary software and other intellectual property rights.

Seasonality

Because the volume of payroll items processed increases in the fourth quarter of each year in connection with employers’ year-end reporting requirements, our HRS revenue and profitability tend to be greater in that quarter. The gift card business of SVS is greatest generally from September through January, as merchants prepare for the holiday seasons and consumers purchase and use gift cards in greater volumes during these months. SVS’s billable fees are therefore greater during this period. In Comdata, trucking activity has traditionally diminished at the end of December of each year, which has led to declining accounts receivable and drafts payable balances and increased cash flow from operations at the end of the year.

Employees

As of February 27, 2009, we employed approximately 8,500 people on a full- or part-time basis. None of our employees are covered by a collective bargaining agreement.

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

Executive Officers

See Item 10 of this report.

Availability of SEC Filings

Our website address is http://www.ceridian.com. We make available through this address, without charge, our annual report on Form 10-K and such other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Our website and the information contained on or linked from the website are not intended to be incorporated by reference into this report. See “Recent Developments – Senior Notes Exchange Offers and Securities Act Registration” in this Item 1 for a discussion of our periodic reporting requirements under the Exchange Act.

Item 1A.	Risk Factors

Our business faces risks. Any of the risks and uncertainties discussed below, or elsewhere in this report or our other filings with the Commission, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially affected.

General economic factors could adversely affect our financial performance and other aspects of our business.

General economic conditions and trade, monetary and fiscal polices impact our business and the industries we serve. Since at least as early as the third quarter of 2008, macroeconomic conditions have deteriorated. A further or prolonged slowdown in the economy or other economic conditions affecting overall unemployment levels, business and consumer spending and retail strength may adversely affect our operating results by, among other things: (i) decreasing revenue in our HRS business through decreased customer employee counts or amounts of employee wage and bonus payments, diminished or slowing customer orders and timing of product installations and reduced spending on outsourcing or pressure to renegotiate existing contacts; (ii) decreasing revenue at Comdata as the result of lower fuel prices and decreased activity in the transportation industries and increased credit or bad debt risk with respect to customers purchasing fuel using a Comdata payment method; and (iii) decreasing revenue at SVS due to decreased activity in the retail industry. Additionally, lower interest rates and risk associated with certain investment options have caused a decrease in our revenue from interest in customer funds held in trust. Current global economic conditions and uncertainties concerning the potential for failures or realignments of financial institutions and the related impact on available credit may also adversely affect us or our business partners and customers by reducing access to capital or credit, increasing cost of debt and limiting ability to manage interest rate risk, and increasing the risk of bankruptcy of parties with which we do business, including credit or debt related counterparties. Such economic conditions and uncertainties may also adversely affect us and our business partners and customers through increased investment related risks by decreasing liquidity and/or increasing investment losses. In addition, we are dependent upon various large banks to execute payment transactions as part of our client payroll and tax services.

Significant changes in, or noncompliance with, governmental regulations, procedures and requirements could have a material adverse effect on our business and financial performance.

Changes in or the elimination of governmental regulations may adversely affect our revenue and earnings and the way in which we conduct our business. Changes in governmental regulations are difficult to predict and could be significant. For example, the timing and amount of remittances associated with the investment of customer funds, a reduction in the period of time we are allowed to hold remittances as well as the amount of such remittances, may decrease our revenue and earnings. As another example, the extent and type of benefits that employers are required to or may choose to provide to employees and/or the amount and type of federal or state taxes employers and employees are required to pay will affect the revenue and earnings associated with the products or services that we may sell. As a third example, Comdata is currently licensed on the state level by the banking or financial institutions departments of numerous states. Continued licensing by these states is subject to ongoing satisfaction of compliance requirements regarding safety and soundness. Changes in this regulatory environment, including the implementation of new or varying measures by the government, may significantly affect or change the manner in which we currently conduct some of the aspects of our business. Regulatory changes may also restrict or eliminate present and future business opportunities available to us. If we are unable to timely and appropriately comply with existing or changed government regulations, there may be an adverse affect on our financial results and we may be subject to injunctions, other sanctions and the payment of fines and penalties.

Our ability to implement and execute our strategic plans or realize the anticipated cost savings related to our operating improvement plan may not be successful and, accordingly, we may not be successful in achieving our strategic goals, which may adversely affect our business.

We may not be successful in developing and implementing our strategic plans for our businesses or the operational plans that have been or need to be developed to implement the strategic plans, including our operational improvement plan intended to improve margins in our U.S. HRS business. See discussion of our operational improvement plan in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Improvement Plan” contained in this report. If the development or implementation of such plans are not successful or, with respect to our operational improvement plan, we are unable to successfully realize cost savings in one or more elements of our business, we may not produce the revenue, margins, earnings or synergies that we need to be successful. We may also face delays or difficulties in implementing product, process and system improvements which could adversely affect the timing or effectiveness and margin improvement efforts in our business and our ability to successfully compete in the markets we serve. In addition, the costs associated with implementing our plans, including one-time costs associated with our operating improvement plan, may exceed anticipated amounts and we may not have sufficient financial resources to fund all of the desired or necessary investments required in connection with our plans. The execution of our strategic and operating plans will, to some extent, also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need to continue to be assessed and reassessed to meet the challenges and needs of our businesses in order for us to remain competitive. The failure to implement and execute our strategic and operating plans in a timely manner or at all, realize the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could adversely affect our business or financial results.

Our indebtedness could adversely affect our operations and restrict our ability to pursue our business strategies.

Our debt, including the related restrictive covenants that impose operating and financial restrictions on us, and our other financial obligations could have important consequences to us, such as:

•	increasing our vulnerability to general adverse economic, competitive and industry conditions;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;

•

requiring us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available to us for operations and any future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, which are at variable rates of interest;

•

restricting us from making strategic acquisitions, causing us to make non-strategic divestitures, or limiting our ability to engage in acts that may be in our long-term best interests (including merging or consolidating with another person, selling or otherwise disposing of all or substantially all of our assets, redeeming, repurchasing or retiring our capital stock, subordinated debt or certain other debt or incurring or guaranteeing additional debt);

•	limiting our planning flexibility for, or ability to react to, changes in our business and the industries in which we operate; and

•	limiting our ability to adjust to changing market conditions.

If we fail to make any required payment under our indebtedness or to comply with any of the financial and operating covenants related thereto, we will be in default. Our lenders could then vote to accelerate the maturity of the indebtedness and foreclose upon our and our subsidiaries’ assets securing such indebtedness. Other creditors might then accelerate other indebtedness. If any of our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our obligations under our indebtedness. We and our subsidiaries may be able to incur additional indebtedness in the future. If we incur additional debt above the levels in effect, the risks associated with our leverage would increase.

Our results of operations could be adversely affected if we fail to retain our existing customers, sell additional products and services to our existing customers, introduce new or enhanced products and services and attract and retain new customers.

Our revenue and revenue growth are dependent on our ability to retain customers, sell them additional products and services, introduce new products and services and attract new customers in each of our businesses. Our ability to increase revenue will depend on a variety of factors, including:

•	customer willingness to accept any price increases;

•	the quality and perceived value of our product and service offerings by existing and new customers;

•	effective sales and marketing efforts;

•	our speed to market and avoidance of difficulties or delays in development of new products and services and the successful implementation of products and services for new and existing customers;

•	availability of capital to complete investments in new or complementary products and technologies;

•	our ability to integrate technology into our products and services to avoid obsolescence and provide scalability; and

•	the regulatory needs and requirements facing us and our customers and our ability to meet increased customary regulatory requirements.

Our inability to retain existing customers, sell additional products and services, or successfully develop and implement new and enhanced products and services and attract new customers and, accordingly, increase our revenues could adversely affect our future results of operations.

A breach of our IT security, loss of customer data or system disruption could adversely affect our business and reputation.

Our business is dependent on our payroll, transaction, financial, accounting and other data processing systems. We rely on these systems to process, on a daily basis, a large number of complicated transactions. Any security breach in our business processes and/or systems has the potential to impact our customer information and our financial reporting capabilities which could result in the potential loss of business and our ability to accurately report financial results. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could potentially lose control of customer data and we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or damage to our reputation. In addition, any issue of data privacy as it relates to unauthorized access to or loss of customer and/or employee information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties. Our continued investment in the security of our IT systems, continued efforts to improve the controls within our IT systems, business processes improvements, and the enhancements to our culture of information security may not successfully prevent attempts to breach our security or unauthorized access to confidential, sensitive or proprietary information. In addition, in the event of a catastrophic occurrence, either natural or man-made, our ability to protect our infrastructure, including client data, and maintain ongoing operations could be significantly impaired. Our business continuity and disaster recovery plans and strategies may not be successful in mitigating the effects of a catastrophic occurrence. If our security is breached, confidential information accessed or we experience a catastrophic occurrence, our business and operating results could be significantly adversely affected.

Our success will depend on our ability to protect our intellectual property rights.

The success of our business will depend, in part, on preserving our trade secrets and maintaining the security of our know-how and data; and operating without infringing upon patents and proprietary rights held by third parties. Failure to protect, monitor and control the use of our intellectual property rights could cause us to lose a competitive advantage and incur significant expenses. We rely on a combination of contractual provisions, confidentiality procedures and copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our brands, technology, data and estimates. These legal measures afford only limited protection, and competitors or others may gain access to our intellectual property and proprietary information. Our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure, despite having required our employees, consultants, customers, and collaborators to enter into confidentiality agreements. Our trademarks could be challenged, forcing us to re-brand our products or services, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. The intellectual property laws and other statutory and contractual arrangements we currently depend upon may not provide sufficient protection in the future to prevent the infringement, use or misappropriation of our trademarks, data, technology and other products and services. In addition, the growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could adversely affect our business, results of operation and financial condition.

The failure of our HRS business to comply with applicable laws could result in substantial taxes, penalties and liabilities that could adversely affect our business.

We are subject to various laws and regulations, and our failure to comply with such laws and regulations could adversely affect our business. For example, our HRS customers remit employer and employee tax funds to our HRS businesses. Our HRS business processes the data received from its customers and remits the funds along with a tax return to the appropriate taxing authorities when due. Under various service agreements with its customers, our HRS business assumes financial responsibility for the payment of the taxes, penalties and liabilities assessed against its customers arising out of the failure of our HRS business to fulfill its obligations under its agreements with these customers, unless these taxes, penalties or liabilities are attributable to the customer’s failure to comply with the terms of the agreement the customer has with our HRS business. These taxes, penalties and liabilities could, in some cases, be substantial and could adversely affect its business and operating results. Additionally, the failure of our HRS business to fulfill its obligations under its customer agreements could adversely affect our reputation, its relationship with our customers and its ability to gain new customers. In addition, mistakes may occur in connection with this service. Our HRS business and its customers may be subject to penalties imposed by tax authorities for late filings or underpayment of taxes.

As a result of the services our Benefits operating unit provides, it may be subject to potential legal liability as a provider of portability compliance services. As a provider of COBRA compliance services, our Benefits operating unit is subject to excise taxes and penalties for noncompliance with provisions of COBRA. In addition to the excise tax and penalty liabilities that may be imposed on our Benefits operating unit, substantial excise taxes and penalties may be imposed under COBRA on our customers. In addition, as a provider of HIPAA compliance and administration services, our benefit services business may be subject to penalties under the Employee Retirement Income Security Act of 1974 (“ERISA”) for noncompliance with various provisions of HIPAA. As a result of work-life and employee assistance programs currently provided to the federal government, we are required to comply with applicable federal contracting regulations. Non-compliance with required reporting and performance activities subjects us to penalties and legal liabilities imposed by regulatory authorities.

Litigation and governmental inquiries, investigations and proceedings may adversely affect our financial results.

We may be adversely affected by judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future, or from investigations by regulatory bodies or administrative agencies, including the Commission. From time to time, we have had inquiries from regulatory bodies and administrative agencies relating to the operation of our business. It is our practice to cooperate with such inquiries. Such inquiries may result in various audits, reviews and investigations. An adverse outcome of any investigation by, or other inquiries from, such bodies or agencies could have a material adverse effect on us and result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, changes in personnel, and increased review and scrutiny of us by our customers, regulatory authorities, the media and others. We are also subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes and tort claims. Responding to such claims may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part. There can be no certainty that we may not ultimately incur charges in excess of presently or established future financial accruals or insurance coverage, or that we would prevail. Whether we prevail or not, such litigation may have a material adverse effect on our business, operating results and financial condition. See Item 3, “Legal Proceedings” in this report and Note 17, “Legal Matters” to our consolidated financial statements contained in Part II, Item 8 of this report.

Our success is dependent on the retention and acquisition of talented people and the skills and abilities of our management team and key personnel.

Our business depends on the efforts, abilities and expertise of our senior executives. These individuals are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and identifying business opportunities. The loss of one or more of these key individuals could impair our business and development until qualified replacements are found. We cannot assure you that these individuals could quickly be replaced with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain motivated people with the skills to serve our customers. If we are unable to attract and retain talented employees, it could have a material adverse effect on our business, operating results and financial condition.

The markets we serve are highly competitive and may attract new competitors or cause current competitors to focus more on these markets, which could adversely affect our business.

The markets for our businesses are highly competitive. We face a variety of competitors, and some of our competitors have greater financial resources than we have. In addition, new competitors could decide to enter the markets we serve or current competitors could decide to focus greater resources on these markets, which could intensify the highly competitive conditions that already exist. These new entrants and existing competitors could offer or introduce new technologies or a different service model, or could treat the services to be provided by one of our businesses as one component of a larger product or service offering. These developments could enable these new and existing competitors to offer similar products or services at reduced prices and/or increased service levels. Any of these or similar developments could adversely affect our business and results of operations.

Our U.S. HRS business is subject to the risks associated with contracting with the government.

Our U.S. HRS business provides certain services to various government agencies or parties, and, therefore, is exposed to risks associated with government contracting which could have a material adverse effect on our business.

Although we generally seek multi-year contracts from the government, funds are generally appropriated on a fiscal year basis even though the contract may continue for several years. Consequently, government contracts are often only partially funded initially and additional funds are committed only with further appropriations. The termination of funding for a particular government contract would result in a loss of anticipated future revenue attributable to that program which could have a negative impact on our operations. Generally, government contracts contain provisions permitting the government to terminate the contract at its convenience, in whole or in part, without prior notice, and to provide for payment of compensation only for work done and commitments made at the time of termination. Though terminations for convenience are rarely issued, we cannot guarantee that any of our government contracts will not be terminated under these circumstances.

As a result of contracting with the government, we may be subject to audits, cost reviews and investigations by contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Such cost disallowances may result in adjustments to previously reported revenue. In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time and possible civil or criminal fines and penalties and the risk of public scrutiny of our performance which could have a material adverse effect on our business.

We generally obtain government contracts through a competitive bidding process. We cannot provide assurance that we will win competitively awarded contracts or that such contracts will be profitable. In addition, if we fail to obtain a renewal or follow-on contract as to a particular government contract, there could be an adverse effect on our business. Furthermore, government contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending or other factors beyond our control.

We are subject to risks related to our international operations, which may adversely affect our operating results.

Approximately 28% of HRS revenue in 2008 was obtained from our international operations. Our Ceridian Canada operations provide certain HRS services for our Canadian customers, and our Ceridian U.K. subsidiary primarily provides certain HRS services in the United Kingdom. We are continuing to expand our international HRS business into other countries by engaging a partner within a country to provide us with payroll administration and processing services for that country. Comdata also has operations in Canada. SVS is also expanding its business internationally. Approximately 7% of SVS’s and less than 2% of Comdata’s revenues in 2008 were derived from customers outside of the United States. As such, our international operations are subject to risks that could adversely affect those operations or our business as a whole, including costs of customizing products and services for foreign customers; difficulties in managing and staffing international operations; difficulties with or inability to engage global partners; absence of certain intellectual property and other legal rights in some countries; longer sales and payment cycles; the burdens of complying with a wide variety of foreign laws; exposure to legal jurisdictions that may not recognize or interpret customer contracts appropriately; exposure to local economic and political conditions; and changes in currency exchange rates.

In addition, we anticipate that customers and potential customers may increasingly require and demand that a single vendor provide HRS solutions and services for their employees in a number of countries. If we are unable to provide the required services on a multinational basis, there may be a negative impact on our new orders and customer retention, which would negatively impact revenue and earnings. Although we have a multinational strategy, additional investment and efforts may be necessary to implement such strategy.

Our business and results of operations are dependent on several vendors, suppliers and other third parties, the loss of any of whom could adversely affect our consolidated results of operations.

Our business is dependent on a number of vendors, suppliers and other third-parties, the loss of any of whom could adversely affect our consolidated results of operations. In particular, Comdata’s current business relies upon its relationships with suppliers and other third-parties such as MasterCard, to effect and support transactions, including access to the Cirrus ATM network, the Maestro point-of-sale debit network and MasterCard’s credit network. The ability of Comdata to continue to provide some of its services in the manner in which it currently delivers them may be affected by actions taken by suppliers and other third-parties, including MasterCard. Any adverse change in Comdata’s relationship with these parties or Comdata’s inability to timely and effectively establish alternatives to these relationships could likely adversely affect Comdata’s business and results of operations and could adversely affect our consolidated results of operations as well.

We are controlled by the Sponsors, whose interests may not be aligned with our other constituents.

We are controlled by the Sponsors, which have the power to control our affairs and policies, including entering into mergers, sales of substantially all of our assets and other extraordinary transactions as well as decisions to issue shares, declare dividends, pay advisory fees and make other decisions. The interests of the Sponsors as our equity holders could conflict with the interests of the holders of our indebtedness and other constituencies in material respects. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our outstanding capital stock, they will continue to be able to strongly influence or effectively control our decisions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425. As of February 1, 2009, the principal computer and office facilities used in our businesses were located in the metropolitan areas of Minneapolis, Minnesota; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; St Louis, Missouri; Louisville, Kentucky; Raleigh, North Carolina; Nashville, Tennessee; Dallas, Texas; El Paso, Texas; St. Petersburg, Florida; Philadelphia, Pennsylvania; in London, Manchester and Rickmansworth, England; in Winnipeg, Manitoba and Markham, Ontario, Canada; and in Ebene, Mauritius.

The following table summarizes the usage and location of our facilities as of February 27, 2009:

Facilities

(in thousands of square feet)

	U.S.	Non-U.S.	Total
Type of Property Interest
Owned	388	—	388
Leased	1,498	436	1,934

Total	1,886	436	2,322
Property Interest by Segment
HRS	1,414	425	1,839
SVS	101	0	101
Comdata	301	11	312
Corporate	70	—	70

Total	1,886	436	2,322
Utilization of Property
Office, Computer Center & Other	1,818	436	2,254
Leased or Subleased to Others	68	—	68

Total	1,886	436	2,322

With the exception of our St. Petersburg, Florida facility, we conduct all of our operations in leased facilities, including our 193,214 square feet headquarters in Minneapolis, Minnesota. Most of these leases contain renewal options and require payment for taxes, insurance and maintenance.

Our St. Petersburg, Florida facility is not subject to any material encumbrances. We believe that our facilities are adequate for their intended purposes, are adequately maintained and are reasonably necessary for current and anticipated output levels of those businesses.

Item 3.	Legal Proceedings

Commission Investigation

On March 11, 2009, we were informed by the Commission staff that their investigation of Ceridian, which we first disclosed in January 2004, has been completed and that no enforcement action with respect to Ceridian was being recommended to the Commission.

Other Legal Proceedings

Information concerning our other legal proceedings is contained in Note 17, “Legal Matters” to our consolidated financial statements contained in Part II, Item 8 of this report and is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information. Our outstanding common stock is privately held and there is no established public trading market for our common stock. There is one stockholder of record of our common stock as of February 27, 2009 and 58 stockholders of record of the common stock of Ceridian Holding as of February 27, 2009. Our Board of Directors, and that of Ceridian Holding, have not declared any dividends since the date of the Transactions, and prior to the Transactions, the board of Ceridian had not declared or paid any dividends on Ceridian’s common stock. See Item 13, “Certain Relationships and Related Transactions and Director Independence – Transactions with Related Persons” herein and Note 16, “Related Party Transactions” to our audited consolidated financial statements for a discussion regarding transactions and agreements we have with the Sponsors and Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” herein and Note 10, “Financing” to our audited consolidated financial statements for a discussion of restrictive covenants under the agreements governing our indebtedness.

Unregistered Sales of Equity Securities. The registrant sold no equity securities during the period covered by this report. On November 9, 2007, as part of the Transactions, the registrant issued 50,000 shares of its common stock to its immediate parent corporation, Foundation Holdings, Inc., and the Sponsors and their co-investors (other than members of our management) purchased a total of 129,748,125 shares of Ceridian Holding common stock and 29,941,875 shares of Ceridian Intermediate preferred stock, respectively, at a purchase price of $10.00 per share. In connection with the Transactions, on November 9, 2007, certain of our executive officers also purchased a total of 251,875 shares of Ceridian Holding common stock and 58,125 shares of Ceridian Intermediate preferred stock, respectively, at a purchase price of $10.00 per share. The companies subsequently offered certain other key employees a similar investment opportunity to participate in Ceridian Holding’s common equity and Ceridian Intermediate’s preferred equity. As a result, on December 21, 2007, and March 19, 2008, Ceridian Holding sold an aggregate of 247,003 shares of its common stock and Ceridian Intermediate sold an aggregate of 56,997 shares of its preferred stock, respectively, at a purchase price of $10.00 per share.

In connection with the Transactions, Ceridian Holding adopted a stock incentive plan pursuant to which certain of our officers and other key employees were granted non-qualified options to purchase shares of Ceridian Holding’s common stock at an exercise price of $10.00 per share which equaled or exceeded the estimated fair market value per share on the grant dates and the price paid for our equity in the Transactions. On November 9, 2007, and December 21, 2007, certain of our executive officers and other senior leaders were granted options to purchase an aggregate of 7,210,811 shares of Ceridian Holding common stock. Subsequently, on October 21, 2008 and December 10, 2008, certain other key employees were granted options to purchase an aggregate of 2,440,000 shares of Ceridian Holding common stock.

The share issuances and options described above were effected without registration in reliance on (1) the exemptions afforded by Section 4(2) of the Securities Act, because the sales did not involve any public offering, (2) Rule 701 promulgated under the Securities Act for shares that were sold under a written compensatory benefit plan or contract for the participation of our employees, directors, officers, consultants and advisors, and (3) Regulation S promulgated under the Securities Act relating to offerings of securities outside of the United States.

Item 6.	Selected Financial Data

The selected consolidated historical financial information set forth below should be read along with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report, including Note 1, “Organization.”

(Dollars in millions)

			Successor	Predecessor
	Year Ended December 31,		Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31,
	2008	2007 (1)			2006	2005	2004
Statement of Operations:
Revenue	$1,565.3	$1,644.9	$237.0	$1,407.9	$1,565.1	$1,459.0	$1,320.4
Operating expenses	1,385.3	1,464.9	202.9	1,262.0	1,323.8	1,283.0	1,250.9

Operating income	180.0	180.0	34.1	145.9	241.3	176.0	69.5
Other (income) expense, net	24.6	(3.3)	6.4	(9.7)	(10.5)	4.5	26.5
Interest income	(5.0)	(21.4)	(3.4)	(18.0)	(13.5)	(7.8)	(2.6)
Interest expense	295.9	55.6	50.3	5.3	6.0	5.5	4.4

Earnings (loss) before income taxes	(135.5)	149.1	(19.2)	168.3	259.3	173.8	41.2
Income tax provision (benefit)	(43.1)	66.0	(6.8)	72.8	85.7	45.9	4.3

Net earnings (loss)	$(92.4)	$83.1	$(12.4)	$95.5	$173.6	$127.9	$36.9

Balance Sheet Data (at period end):
Cash and cash equivalents	$184.8	$98.6	$98.6		$294.7	$362.9	$234.3
Total assets	10,645.2	9,941.5	9,941.5		6,933.3	6,642.9	6,182.9
Total debt	3,540.2	3,534.7	3,534.7		100.5	106.5	100.7
Total stockholders’ equity	1,185.4	1,487.4	1,487.4		1,371.2	1,291.8	1,295.7
Statement of Cash Flows data:
Net cash flows from
Operating activities	$167.7	$157.7	$(50.7)	$208.4	$161.7	$299.3	$240.8
Investing activities	(1,161.5)	841.5	1,790.8	(949.3)	(342.7)	(271.2)	(980.4)
Financing activities	1,082.3	(1,195.5)	(2,097.7)	902.2	111.4	98.3	818.9
Other Financial Data:
Capital expenditures (2)	$52.7	$62.1	$8.1	$54.0	$53.0	$64.2	$65.8
Number of Employees at end of year	8,776	9,323	9,323		9,538	9,633	9,517

(1)	Year Ended December 31, 2007 amounts refer to the mathematical combination of the 2007 Successor period from November 10, 2007 to December 31, 2007, and the Predecessor period from January 1, 2007 to November 9, 2007; this is a Non-GAAP presentation.

(2)	Capital expenditures primarily consist of property and equipment and software and development costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Part I, Item 1A - Risk Factors and elsewhere in this annual report on Form 10-K. You should read the following discussion in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this report. Reference to the year ended December 31, 2007 includes the period from January 1, 2007 through November 9, 2007 combined with the period from November 10, 2007 through December 31, 2007. Dollars and pound sterling are expressed in millions, except per share data.

Overview

On November 9, 2007, Foundation Holdings, Inc. (“Foundation Holdings”) and Foundation Merger Sub Inc., affiliates of the Sponsors and their co-investors, completed the acquisition of all the outstanding equity of Ceridian Corporation (the “Merger”). Upon the consummation of the Merger, Ceridian Corporation merged with Foundation Merger Sub Inc. and became a wholly-owned subsidiary of Foundation Holdings, a company whose common stock is owned by Ceridian Intermediate Corp. (“Ceridian Intermediate”). Ceridian Intermediate common stock is owned by Ceridian Holding Corp. (“Ceridian Holding”). The Sponsors and their co-investors, including certain members of management, acquired 13% cumulative preferred stock of Ceridian Intermediate (approximately 19% of the combined equity value) and common stock of Ceridian Holding (approximately 81% of the combined equity value). The preferred stock of Ceridian Intermediate is senior to the common stock of Ceridian Intermediate owned by Ceridian Holding in terms of dividends and upon liquidation.

Although we continued as the same legal entity after the Merger, the application of push down accounting results in the termination of the old accounting entity and the creation of a new one. As a result, the accompanying consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income are presented for two periods: Predecessor and Successor, which related to the period preceding and the period succeeding the Merger date of November 9, 2007, respectively.

We are an information services company principally in the human resource, transportation and retail markets. We are comprised of three reportable business segments: Human Resource Solutions (“HRS”), Stored Value Solutions (“SVS”) and Comdata. The HRS segment enables customers to outsource a broad range of employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, recruitment and applicant screening, and post-employment health insurance portability compliance. We have HRS operations primarily in the United States, Canada and the United Kingdom. The SVS business segment sells stored value cards and provides card-based services primarily to retailers in the form of gift cards, credits for product returns and retail promotions, as well as card processing for certain other card types. The Comdata business segment provides and processes proprietary, credit and debit cards in various industries, including the transportation industry. Comdata also provides regulatory compliance services to transportation industries. SVS and Comdata’s operations are located primarily in the United States. Our businesses are more fully described in Note 18, “Segment Data.”

Factors Affecting Our Results

Over the last several years, several factors have significantly affected our results of operations, including the Merger, accounting for the Merger, stock-based compensation expense, interest expense and general expenses. Other factors that have affected our results of operations over the last several years include the levels of customer funds we hold, transaction volumes, price increases, diesel fuel and gasoline prices, exchange rates, interest rates (including interest earned on customer funds and interest expense on our debt), customer employment levels and unusual items, such as the reorganization of our HRS business and acquisitions and dispositions.

Operating Improvement Plan

We launched a four-point cost reduction plan in early 2007 aimed at achieving cost savings through the following categorized initiatives:

•	workforce reduction;

•	technology simplification;

•	general expense rationalization; and

•	core operations productivity.

We substantially completed the workforce reduction by the end of 2008 which reduced the U.S. HRS and Ceridian Corporate operations workforce by 9%. This initiative was primarily focused on removing reporting layers and reducing back-office and middle-office positions and avoided customer facing activities. In January and February of 2009, we executed additional workforce reductions as a result of our on-going efforts to streamline, simplify, and offshore non-critical, non-customer facing processes. Technology simplification projects executed through the end of 2008 included renegotiation of vendor contracts, off-shoring development and support activities, and consolidating our IT infrastructure. Executed expense rationalization efforts include targeted cost reduction initiatives on various types of company spending sources, consolidation of facilities, improved sourcing capabilities, and additional buying power gained by partnering with the Sponsors. Core operations productivity improvements executed in 2008 included streamlining customer implementation and customer care processes. We expect additional savings will be generated over the next 18 months through additional process efficiencies and off-shoring efforts.

Current Economic Environment

We believe our financial results have been and will be negatively impacted by the continued global economic and credit turmoil, particularly as overall unemployment levels continue to increase, consumer spending remains depressed and retail weakness persists. While decreased interest rates lower interest expense, the decrease in interest rates has caused and will continue to result in lower revenue from interest on customer funds. As a result of market developments we have shifted a greater portion of our customer funds into more conservative and short-term investments and substantially all our U.S. customer funds and a significant portion of our Canadian customer funds are invested in short-term instruments which generally bear lower interest rates than a portfolio comprised of a mix of short-term and long-term investments. We will continue to evaluate our customer fund investment mix based on economic and market changes. See also “—Balance Sheets.” While we believe our customer trust fund is currently invested in quality assets, unanticipated events in the credit or investment markets could result in future liquidity issues and/or significant losses of business.

In our HRS business segment, while customer retention has remained stable, our customer employment levels have been negatively impacted due to economic weakness; we expect these trends to continue in 2009. At SVS, the slow retail sector performance in the last part of 2008 led to lower card deliveries and decreased transaction processing growth. We expect the lower transaction growth and card deliveries will negatively impact revenue in 2009. At Comdata, the current economic environment has negatively impacted transportation transactions. A continued decline in transportation transactions will have a negative impact on revenue in 2009. Lower fuel prices, however, have resulted in lower working capital requirements.

Description of Key Line Items

Revenues

HRS’s primary sources of revenue are service fees, interest earned on invested customer funds, software maintenance and subscription fees, fees for delivery of professional services and shipments of materials. Many of the service fees HRS collects are transaction based and increase with transaction volume. SVS’s primary sources of revenue are sales of and services for stored value cards and the processing of transactions related to such cards. Comdata’s primary sources of revenue are processing fees, services for its cards, funds transfer transactions, the discounted purchase of accounts receivables owed by manufacturers and shippers and the sale to fueling centers of products and services such as point-of-sale systems and pay at the pump systems. For more information concerning our revenue, see “—Revenue Recognition.”

Cost of Revenue

For HRS, cost of revenue consists primarily of customer service staff costs, customer service technical support costs, consulting and purchased services, delivery services, royalties, depreciation and amortization of tangible and software assets, rentals of facilities and equipment and direct and incremental costs associated with deferred implementation revenue. For SVS and Comdata, cost of revenue consists primarily of customer services staff costs, banking fees, telecommunications costs, amortization of tangible and software assets and rentals of facilities and equipment. For more information concerning our cost of revenue, see Note 2, “Accounting Policies” to our audited consolidated financial statements.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense relates primarily to the cost of maintaining a direct marketing infrastructure, sales force and other direct marketing, the cost of maintaining our infrastructure that is not directly related to delivery of products and services or selling efforts, provision for doubtful accounts receivable, amortization of other intangible assets and net periodic pension costs.

Research and Development Expense

Research and development (“R&D”) expense primarily relates to the costs of maintaining a technical workforce for software development purposes.

Loss (Gain) on Derivative Instruments

We include in loss (gain) on derivative instruments the change in the fair value of derivative instruments designated as economic hedges, which are derivatives that do not meet the Statement of Financial Accounting Standards (“SFAS”) 133 criteria for hedge accounting treatment. We do not enter into derivative instruments for speculative purposes. The effective portion of changes in the fair value of derivative contracts that meets the SFAS 133 hedge accounting requirements is reported in accumulated other comprehensive income.

Other (Income) Expense, net

We include in other (income) expense, net the results of transactions that are not appropriately classified in another category and that generally are not recurring. Those transactions might relate to litigation and contract settlements, currency exchange, asset sales, exit activities and impairment of asset values (asset write-downs).

Earnings Before Interest and Taxes

We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments. Revenue between business segments is not material and is eliminated upon consolidation. Expenses incurred by corporate center operations are directly charged or otherwise allocated to the business segments. Corporate center costs include medical, workers compensation, casualty and property insurance, retirement plan expenses, treasury services, tax services, audit services, accounting services and general management services. Certain of these costs are charged to the business segment based on usage or direct costs and the remainder are allocated on a consistent basis based on a percentage of revenue.

Income Tax Provision (Benefit)

We base our provision for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We record a valuation allowance to reduce our deferred tax assets when it is more likely than not the deferred tax asset will not be realized.

Results of Operations

Our accounting for the Merger follows the requirements of SFAS No. 141, “Business Combinations,” and Staff Accounting Bulletin (“SAB”) No. 54, “Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase”, which require that purchase accounting treatment of the merger be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Merger date. Although we continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old accounting entity and the creation of a new entity. As a result, our consolidated financial statements for 2007 are presented for two periods: Successor and Predecessor, which relate to the period succeeding the Merger and period preceding the Merger, respectively. We have prepared our discussion of the results of operations by comparing the twelve month periods in 2008 and 2006 with the mathematical combination of the 2007 Successor period from November 10, 2007 to December 31, 2007, and the Predecessor period from January 1, 2007 to November 9, 2007. We refer to the twelve months ended December 31, 2007 as the 2007 Combined Period. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe the combination of the 2007 periods provides a meaningful comparison to the 2008 and 2006 periods. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Merger.

The following table sets forth the amounts from our consolidated statements of operations for both the 2007 Predecessor and Successor periods and arrives at the combined results for the twelve months ended December 31, 2007.

	2007 Combined Period	Successor Period from November 10 to December 31, 2007	Predecessor Period from January 1 to November 9, 2007
Revenue	$1,644.9	$237.0	$1,407.9

Cost of revenue	910.2	128.2	782.0
SG&A expense	522.1	70.8	451.3
R&D expense	30.7	4.0	26.7
Loss (gain) on derivative instruments	1.9	(0.1)	2.0
Other (income) expense, net	(3.3)	6.4	(9.7)
Interest income	(21.4)	(3.4)	(18.0)
Interest expense	55.6	50.3	5.3

Total costs and expenses	1,495.8	256.2	1,239.6

Earnings (loss) before income taxes	149.1	(19.2)	168.3
Income tax provision (benefit)	66.0	(6.8)	72.8

Net earnings (loss)	$83.1	$(12.4)	$95.5

The following table sets forth the amounts from our HRS operations for both the 2007 Predecessor and Successor periods and arrives at the combined results of operations for the twelve months ended December 31, 2007.

	2007 Combined Period	Successor Period from November 10 to December 31, 2007	Predecessor Period from January 1 to November 9, 2007
Revenue	$1,132.5	$175.6	$956.9
Cost of revenue	633.5	89.1	544.4
SG&A expense	411.9	50.0	361.9
R&D expense	22.0	2.2	19.8
Other income, net	(2.1)	6.4	(8.5)
EBIT	$67.2	$27.9	$39.3

The following table sets forth the amounts from our SVS operations for both the 2007 Predecessor and Successor periods and arrives at the combined results for the twelve months ended December 31, 2007.

	2007 Combined Period	Successor Period from November 10 to December 31, 2007	Predecessor Period from January 1 to November 9, 2007
Revenue	$170.3	$15.4	$154.9
Cost of revenue	149.3	13.7	135.6
SG&A expense	15.9	5.9	10.0
R&D expense	2.0	0.4	1.6
Other income, net	(1.0)	—	(1.0)
EBIT	$4.1	$(4.6)	$8.7

The following table sets forth the amounts from our Comdata operations for both the 2007 Predecessor and Successor periods and arrives at the combined results for the twelve months ended December 31, 2007.

	2007 Combined Period	Successor Period from November 10 to December 31, 2007	Predecessor Period from January 1 to November 9, 2007
Revenue	$342.1	$46.0	$296.1
Cost of revenue	127.4	25.4	102.0
SG&A expense	94.3	14.9	79.4
R&D expense	6.7	1.4	5.3
Loss (gain) on derivative instruments	1.9	(0.1)	2.0
Other income, net	(0.2)	0.0	(0.2)
EBIT	$112.0	$4.4	$107.6

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview

A number of events or transactions occurred during the periods covered by this discussion that had a significant effect on the comparisons of our financial condition and performance, including:

•

Accounting for Merger. Beginning on November 10, 2007, we accounted for the Merger as a purchase in accordance with the provisions of SFAS No. 141 and SAB No. 54 which resulted in a new valuation for our assets and liabilities based upon the fair values as of the date of the Merger.

•

Revenue. We had a net revenue reduction of $90.4 in 2008 as compared to 2007, related to the Merger as a result of the application of Emerging Issue Task Force Issue (“EITF”) No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” which requires companies with deferred revenue to retain only those deferred amounts that the company has a continuing legal performance obligation. As such, the majority of the Company’s existing deferred revenue balances prior to the Merger were eliminated which resulted in a reduction in the Successor period revenue (“Deferred Revenue Adjustment”).

•

Cost of Revenue. We had a cost of revenue reduction post Merger as a result of the impact of applying SFAS No. 141 to the deferred costs that were recorded on our consolidated balance sheet. As such, the majority of the Company’s existing deferred cost balances prior to the Merger were reversed which resulted in a reduction in the Successor period cost of revenue (“Deferred Cost Adjustment”). Cost of revenue was $884.5 in 2008 compared to $910.2 in 2007.

•

Depreciation and Amortization Expense. We recognized an increase in depreciation and amortization expense post Merger as a result of the revaluation of assets through the application of purchase accounting. Depreciation and amortization expense was $177.4 for 2008 and was $99.4 for 2007.

•

Pension Expense. We had a reduction in net periodic pension and postretirement plan expense of $13.5 in 2008 as compared to 2007 as a result of the elimination of the net unrecognized pension and postretirement costs through the application of purchase accounting.

•

Stock-Based Compensation Expense. We had a reduction of stock-based compensation expense in 2008 as a result of all stock options, restricted stock units and restricted stock awards outstanding before the Merger fully vesting at the Merger date. Stock-based compensation expense was $3.0 in 2008 versus stock compensation expense of $45.3 in 2007.

•

Interest Expense. We recognized an increase in interest expense post Merger as a result of the issuance of debt in connection with the Merger. Interest expense was $295.9 in 2008 versus interest expense of $55.6 in 2007.

•

Investment Impairment. In 2008, we incurred $17.4 other-than-temporary impairment on investments held in our customer funds trust portfolio and our cash equivalents. These investments are in the Reserve Primary Fund (the “Reserve Fund”) and in Canadian third-party- or non-bank-sponsored asset backed commercial paper (“ABCP”). Our assessment of fair value at December 31, 2008 is subject to significant uncertainty and the ultimate fair value of these investments may vary significantly from management’s current best estimate. We also have reclassed at December 31, 2008 $19.7 of our cash equivalents invested in the Reserve Fund to a short-term investment as this investment is no longer readily convertible to cash.

•

General Expenses. In 2007, we incurred one-time expenses of $66.7 related to our evaluation of strategic alternatives for the Company prior to the Merger, our 2007 proxy statement and related items, lease termination costs and severance expense related to our operating improvement plan and executive separations.

Consolidated Results

	Amount		Increase (Decrease)		% of Revenue
	2008	2007 (1)	$	%	2008	2007 (1)
Revenue	$1,565.3	$1,644.9	(79.6)	(4.8)	100.0	100.0

Cost of revenue	884.5	910.2	(25.7)	(2.8)	56.5	55.3
SG&A expense	471.6	522.1	(50.5)	(9.7)	30.1	31.7
R&D expense	29.2	30.7	(1.5)	(4.9)	1.9	1.9
Loss on derivative instruments	—	1.9	(1.9)	NM	—	0.1
Other (income) expense, net	24.6	(3.3)	27.9	NM	1.6	(0.2)
Interest income	(5.0)	(21.4)	16.4	(76.6)	(0.3)	(1.3)
Interest expense	295.9	55.6	240.3	NM	18.9	3.4

Total costs and expenses	1,700.8	1,495.8	205.0	13.7	108.7	90.9

Earnings before income taxes	(135.5)	149.1	(284.6)	NM	(8.6)	9.1
Income tax provision (benefit)	(43.1)	66.0	(109.1)	NM	(2.7)	4.0

Net earnings	$(92.4)	$83.1	(175.5)	NM	(5.9)	5.1

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

NM represents comparisons that are not meaningful to this analysis.

Consolidated revenue decreased $79.6, or 4.8%, to $1,565.3 in 2008 from $1,644.9 in 2007. Revenue in HRS decreased $42.2, SVS decreased $65.6, and Comdata increased $28.2 in 2008. There was a negative revenue impact of $90.4 in 2008 in comparison to 2007 as a result of the net impact of the Deferred Revenue Adjustment.

The HRS revenue decrease was primarily due a decrease in interest income earned on invested customer funds, the net effect of the Deferred Revenue Adjustment and write-downs on customer fund investments, partially offset by increased revenue in our government LifeWorks business. Our SVS revenue decrease was driven by the effects of the Deferred Revenue Adjustment partially offset by increased revenue due to greater transaction volume and the addition of new customers through internal growth. Our Comdata revenue increase was driven by higher cost of fuel in our local and long haul fleet businesses and increased use of the Comdata Card in our local fleet business, partially offset by a decrease in transactions in our long haul business due to fuel reduction measures taken by our customers and a reduction in shipments by our customers. Results for our HRS, SVS and Comdata segments are discussed below under “Business Segment Results.”

Cost of revenue as a percent of revenue increased to 56.5% in 2008 from 55.3% in 2007. This was driven by increased amortization expense as a result of the Merger, increased promotion expense within HRS, lower investment income on invested customer funds, and the net negative impact at SVS of the Deferred Revenue Adjustment and the Deferred Cost Adjustment. Partially offsetting those increases in cost of revenue as a percent of revenue was cost containment efforts within our businesses and card margin improvement at SVS.

SG&A expense decreased $50.5, or 9.7%, to $471.6 in 2008 compared to $522.1 in 2007. This was driven by one-time costs of $66.7 related to our evaluation of strategic alternatives for the Company prior to the Merger, proxy costs, lease terminations, executive separations and severance in 2007, lower stock-based compensation expense, lower pension expenses, lower commission costs and lower payroll expense largely the result of cost reduction efforts. Partially offsetting these decreases was increased amortization expense related to the Merger.

R&D expense decreased $1.5, or 4.9%, to $29.2 in 2008. This was driven by better investment allocation, business case development and management accountability.

In 2007, the loss on derivative instruments amounted to $1.9. The loss resulted from an increase in diesel fuel prices in relation to the derivative instrument commodity price. If diesel fuel prices are higher than the derivative instrument, a loss results. If diesel fuel prices are lower than the derivative instrument, a gain results.

Other expense, net for 2008 of $24.6 related primarily to a foreign currency remeasurement loss on U.S. dollar denominated debt at Ceridian Canada, which will be repaid through payments from a legal entity with a functional currency in Canadian dollars, as well as a write-down on our Reserve Fund investment. Other income, net for 2007 of $3.3 primarily relates to the gain on the sale of marketable securities, a sale of a business and sales of other assets, partially offset by a foreign currency remeasurement loss due to U.S. dollar denominated debt in Ceridian Canada.

Interest income decreased $16.4 in 2008 in comparison to 2007 driven by lower interest rates. Interest expense increased $240.3 to $295.9 in 2008 compared to $55.6 in 2007 as a result of the debt issued in connection with the Merger.

Income tax provision (benefit) decreased by $109.1 to a benefit of $43.1 compared to provision of $66.0 in 2007. Our effective tax rate for 2008 was 31.8% compared to 44.3% for 2007. The effective tax rate for 2008 was impacted by a valuation allowance related to international capital loss and net operating loss carryforwards reducing the rate by 4.6%. The effective tax rate for 2007 was unfavorably impacted by $5.5 for expenses related to the Merger that were not deductible for tax purposes and additional tax expense of $4.8 related to foreign earnings repatriation. In addition, the 2007 effective tax rate was favorably impacted by $3.2 as a result of tax rate changes enacted in Canada, which reduced our deferred net income tax liability.

Business Segment Results

HRS

	Amount		Increase (Decrease)		% of Revenue
	2008	2007 (1)	$	%	2008	2007 (1)
Revenue	$1,090.3	$1,132.5	(42.2)	(3.7)	100.0	100.0
Cost of revenue	625.6	633.5	(7.9)	(1.3)	57.4	55.9
SG&A expense	353.5	411.9	(58.4)	(14.2)	32.4	36.3
R&D expense	22.2	22.0	0.2	(0.5)	2.0	1.9
Other (income) expense, net	24.7	(2.1)	26.8	NM	2.3	(0.2)
EBIT	$64.3	$67.2	(2.9)	(4.3)	5.9	5.9

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

NM represents comparisons that are not meaningful to this analysis.

HRS revenue decreased $42.2, or 3.7%, to $1,090.3 in 2008 compared to $1,132.5 in 2007. Revenue from U.S. operations decreased $42.7, or 5.2%, from $823.2 to $780.5, revenue from Canadian operations increased $5.9, or 2.8%, from $211.0 to $216.9, and revenue from the U.K. operations decreased $5.4, or 5.6%, from $98.3 to $92.9.

The decrease in revenue from U.S. operations in 2008 was due to a $70.8 decrease in payroll processing, tax filing and other human resource services (“Payroll and Tax Services”) and a $10.8 decrease from benefits administration services (“Benefit Services”), partially offset by a $38.9 increase in work-life and employee assistance programs (“LifeWorks”). The decrease in Payroll and Tax Services U.S. operations revenue in 2008 was mainly driven by a decrease in interest income earned on invested customer funds of $40.9 primarily due to lower average yields, a write-down in a customer fund investment of $10.0 and a reduction in revenue due to the effects of the Deferred Revenue Adjustment of $10.2. The decrease in Benefit Services revenue was primarily driven by a decrease in the customer base and a decrease in interest income earned on invested customer funds. LifeWorks revenue increased primarily due to an increase in our governmental business as a result of a promotional campaign and increased service offerings.

The Canadian revenue increase of $5.9 resulted mainly from growth in the payroll base and price increases, partially offset by a decrease in interest income earned on invested customer funds, a write-down in a customer fund investment and the net effect of the Deferred Revenue Adjustment. The U.K. revenue decrease of $5.4 was due to the effects of the Deferred Revenue Adjustment and the strengthening of the U.S. dollar against the British pound sterling in the last six months of the comparison periods, partially offset by increased revenue from existing customers.

HRS cost of revenue as a percent of revenue increased to 57.4% in 2008 from 55.9% in 2007 mainly due to increased promotion expense on a government contract in LifeWorks, increased amortization expense as a result of the Merger, lower investment income on invested customer funds. Partially offsetting these increases were cost reduction efforts, lower stock-based compensation expense and lower severance expense.

SG&A expense for HRS decreased $58.4, or 14.2%, to $353.5 in 2008 compared to $411.9 in 2007 driven by a decrease in selling expense of $15.7 and a decrease of $42.7 in general and administrative expense. Selling expense primarily decreased due to lower commission costs, one-time charges for lease terminations relating to sales offices that occurred in the first quarter of 2007 and lower stock-based compensation expense. The decrease in general and administrative expense was due to the decrease of allocated one-time costs related to our evaluation of strategic alternatives for the Company prior to the Merger, proxy costs, and executive separations in 2007, lower stock-based compensation expense, cost reduction efforts, lower severance expense and lower pension expense, partially offset by increased amortization expense related to the Merger.

Other expense, net for 2008 of $24.7 related primarily to $21.2 foreign currency remeasurement loss on U.S. dollar denominated debt at Ceridian Canada, which will be repaid through payments from a legal entity with a functional currency in Canadian dollars, and a $1.5 write-down on our Reserve Fund investment. Other income, net for 2007 was $2.1 and relates primarily to gains on the sale of marketable securities of $6.2 and gains on the sale of businesses of $2.0 partially offset by a $6.6 foreign currency remeasurement loss on U.S. dollar denominated debt at Ceridian Canada.

HRS EBIT decreased $2.9, or 4.3%, to $64.3, or 5.9% of revenue, in 2008 compared to $67.2, or 5.9% of revenue, in 2007. This increase was primarily due to the decrease of allocated one-time costs related to our evaluation of strategic alternatives for the Company prior to the Merger, proxy costs, and executive separations in 2007, lower stock-based compensation expense, and lower expenses due to cost reduction efforts

SVS

	Amount		Increase (Decrease)		% of Revenue
	2008	2007 (1)	$	%	2008	2007 (1)
Revenue	$104.7	$170.3	(65.6)	(38.5)	100.0	100.0
Cost of revenue	92.0	149.3	(57.3)	(38.4)	87.9	87.7
SG&A expense	19.8	15.9	3.9	24.5	18.9	9.3
R&D expense	2.3	2.0	0.3	15.0	2.2	1.2
Other income, net	(0.1)	(1.0)	0.9	NM	(0.1)	(0.6)
EBIT	$(9.3)	$4.1	(13.4)	NM	(8.9)	2.4

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

NM represents comparisons that are not meaningful to this analysis.

SVS revenue decreased $65.6, or 38.5%, to $104.7 in 2008 from $170.3 in 2007. The decrease was due to the increased impact of the Deferred Revenue Adjustment of $70.4, partially offset by increased revenue due to greater transaction volume and the addition of new customers through internal growth. Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about eight months after the shipment of the card to the retailer. Cards delivered decreased by approximately 13.9% in comparison of 2008 over 2007 and increased 6.1% in comparison of 2007 over 2006. Transactions processed increased approximately 10.3% in comparison of 2008 over 2007.

SVS cost of revenue as a percent of revenue for 2008 increased to 87.9% compared to 87.7% in 2007. This increase was due to the net negative impact of the Deferred Revenue Adjustment and the Deferred Cost Adjustment, partially offset by margin improvement on card shipments and cost reduction efforts.

SG&A expense increased $3.9 to $19.8 in 2008 compared to $15.9 in 2007. This increase was primarily due to general spending increases, higher professional service fees and increased selling cost partially offset by lower amortization expense.

Other income, net in 2007 reflects a $1.0 gain from the sale of a customer portfolio.

SVS EBIT decreased $13.4 to a loss of $9.3 in 2008 compared to earnings of $4.1 in 2007. This was primarily due to the impact of the Deferred Revenue Adjustment and the Deferred Cost Adjustment partially offset by improved card margins and cost reduction efforts.

Comdata

	Amount		Increase (Decrease)		% of Revenue
	2008	2007 (1)	$	%	2008	2007 (1)
Revenue	$370.3	$342.1	28.2	8.2	100.0	100.0
Cost of revenue	166.9	127.4	39.5	31.0	45.1	37.2
SG&A expense	98.3	94.3	4.0	4.2	26.5	27.6
R&D expense	4.7	6.7	(2.0)	(29.9)	1.3	2.0
Loss on derivative instruments	—	1.9	(1.9)	NM	—	0.6
Other income, net	—	(0.2)	0.2	—	—	(0.1)
EBIT	$100.4	$112.0	(11.6)	(10.4)	27.1	32.7

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

NM represents comparisons that are not meaningful to this analysis.

Comdata revenue increased $28.2, or 8.2%, to $370.3 in 2008 from $342.1 in 2007. This increase was due primarily to a $6.8 increase in the long haul business, a $17.0 increase in the local fleet business and a $4.4 increase in other services. The long haul business increase resulted from the $11.4 impact from higher average cost of fuel, partially offset by a decrease in transactions on the Comdata Card driven by fuel consumption reduction measures taken by our customers and decreases in long haul shipments by our customers in the fourth quarter of 2008. The increase in the local fleet business was largely due to increased utilization by local fleet customers of the Comdata Card and other products and services as well as from the higher average cost of fuel. The increase in other services largely came from increased sales of PC-based point of sale equipment and pay at the pump equipment to fueling centers and an increase in our regulatory compliance business.

Comdata cost of revenue as a percent of revenue for 2008 increased to 45.1% compared to 37.2% in 2007. This increase was due primarily to increased amortization expense related to the Merger, as well as growth in revenue coming from a lower margin market segment and increased payroll related costs due to an increased support of product lines, increased technology costs and merit increases.

SG&A expense increased $4.0, or 4.2%, to $98.3 in 2008 compared to $94.3 in 2007. This was primarily due to increased amortization expense related to the Merger, higher bad debt expense related to the difficult economic climate and effect of higher price of fuel on our customers, and increased selling expense as a result of higher revenue, partially offset by reduced allocated one-time charges related to our evaluation of strategic alternatives for the Company prior to the Merger, proxy costs and executive separations in 2007 and lower stock-based compensation expense.

R&D expense decreased $2.0 to $4.7 in 2008 compared to $6.7 in 2007. That was primarily due to planned reductions in project spending.

The net loss on the diesel fuel price derivative instruments in 2007 was $1.9. The net loss for the respective period was the result of the increase in diesel fuel prices in relation to the derivative instrument commodity price. In early 2007, we acquired diesel fuel price derivative instruments covering approximately 30% of our anticipated 2007 diesel fuel price related earnings exposure.

Comdata EBIT decreased $11.6 to $100.4, or 27.1% of revenue in 2008 compared to $112.0, or 32.7% of revenue in 2007. The decrease in EBIT was primarily due to higher cost of sales and increased amortization expense related to the Merger, partially offset by the increase in revenue, reduced allocated one-time charges related to our evaluation of strategic alternatives for the Company prior to the Merger, proxy costs and executive separations in 2007 and lower stock-based compensation expense.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview

A number of events or transactions occurred during the periods covered by this discussion that had a significant effect on the comparisons of our financial condition and performance, including:

•

Merger. Under the terms of the Merger, Predecessor Ceridian Corporation stockholders received $36.00 in cash, without interest, for each share of Predecessor Ceridian Corporation common stock that they held for a total of $5,305.3. Ceridian Corporation common stock ceased trading on the New York Stock Exchange (“NYSE”) and has been delisted from the NYSE. The sources and uses of funds in connection with the Merger are summarized below:

Sources:
Equity investment	$1,600.0
Senior secured credit facilities	2,250.0
Senior notes	1,300.0
Cash from Predecessor Ceridian Corporation	346.7

Total sources	$5,496.7

Uses:
Payment consideration to predecessor stockholders	$5,305.3
Transaction costs	191.4

Total uses	$5,496.7

•

Accounting for Merger. Beginning on November 10, 2007, we accounted for the Merger as a purchase in accordance with the provisions of SFAS No. 141 and SAB No. 54 which resulted in a new valuation for our assets and liabilities based upon the fair values as of the date of the Merger.

The following summarizes the preliminary allocation of the purchase price of the Merger based on estimated fair values of the assets acquired and liabilities assumed as of November 10, 2007. We engaged outside appraisal firms to assist in determining the fair value of certain long-lived, tangible and identifiable intangible assets and used these appraisals for the purchase price allocation. This allocation was subject to further refinement until all pertinent information was obtained for the restructuring reserve and the final valuation of identifiable intangible assets.

Purchase Price:
Fair market value of Ceridian Corporation common stock	$5,305.3
Direct costs related to the Merger	4.5

Aggregate Purchase Price	$5,309.8

Purchase Price assigned:
Net working capital	$650.0
Property, plant and equipment	90.6
Goodwill	3,537.9
Identifiable intangible assets	1,470.3
Other non-current assets	40.1
Deferred income taxes	(353.8)
Non-current liabilities and other	(125.3)

Total Purchase Price Assigned	$5,309.8

•

Stock-Based Compensation Expense. All stock options, restricted stock units and restricted stock awards outstanding before the Merger became fully vested. Stock-based compensation expense for the period January 1 to November 9, 2007 was $45.0.

•

Amortization Expense. We will recognize an increase in amortization expense post Merger as a result of the revaluation of assets through the application of purchase accounting. Amortization expense for the period November 10 to December 31, 2007 was $18.3.

•

Interest Expense. We will recognize an increase in interest expense post Merger as a result of the issuance of debt in connection with the Merger. Interest expense for the period November 10 to December 31, 2007 was $50.3.

•	General Expenses. Prior to the Merger, we incurred the following expenses which were significant to the comparison of the periods:

•	Expenses of $46.3 were incurred related to the evaluation of strategic alternatives for the Company, the 2007 proxy and fees associated with pre-Merger costs incurred;

•	Expenses for severance and lease terminations of $15.9 due to the execution of our operating improvement plan; and

•	Expenses for executive separations of $4.5.

•

Income tax matters. In the 2007 period after the Merger, we increased our income tax benefit by $3.2 as a result of a favorable tax rate change enacted in Canada. In the 2007 period before the Merger, we increased our income tax provision by $5.5 for the expenses related to the Merger that were not deductible for tax purposes and by $4.8 for additional tax expense related to foreign earnings repatriation. In 2006, the expiration of the statute of limitations on an international tax contingency and a Canadian tax rate reduction resulted in a reduction in our income tax expense of $8.6 and $2.8, respectively.

Consolidated Results

	Amount		Increase (Decrease)		% of Revenue
	2007 (1)	2006	$	%	2007 (1)	2006
Revenue	$1,644.9	$1,565.1	79.8	5.1	100.0	100.0

Cost of revenue	910.2	852.4	57.8	6.8	55.3	54.5
SG&A expense	522.1	440.1	82.0	18.6	31.7	28.1
R&D expense	30.7	28.6	2.1	7.4	1.9	1.8
Loss on derivative instruments	1.9	2.7	(0.8)	(31.9)	0.1	0.2
Other income, net	(3.3)	(10.5)	7.2	68.7	(0.2)	(0.7)
Interest income	(21.4)	(13.5)	(7.9)	58.7	(1.3)	(0.9)
Interest expense	55.6	6.0	49.6	832.8	3.4	0.4

Total costs and expenses	1,495.8	1,305.8	190.0	14.5	90.9	83.4

Earnings before income taxes	149.1	259.3	(110.2)	(42.5)	9.1	16.6
Income tax provision	66.0	85.7	(19.7)	(22.9)	4.0	5.5

Net earnings	$83.1	$173.6	(90.5)	(52.2)	5.1	11.1

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

Consolidated revenue increased $79.8, or 5.1%, to $1,644.9 in 2007 from $1,565.1 in 2006. Revenue in HRS increased $32.7, SVS increased $16.5, and Comdata increased $30.6 in 2007. Within those increases, revenue was negatively affected by $24.0 due to the Deferred Revenue Adjustment.

The HRS revenue increase was primarily due to higher interest income on invested customer funds resulting from both higher interest rates and an increased customer float balance, and growth in our core payroll business. These increases were partially offset by the loss of revenue associated with the sale of a major portion of our 401(k) recordkeeping and administration business in the third quarter of 2006, a write-down on an investment within our customer funds, lower revenue in our government LifeWorks business, the strengthening of the British pound sterling and Canadian dollar against the U.S. dollar and the effects of the Deferred Revenue Adjustment. Our SVS revenue increase was driven by higher levels of retail cards in use offset by the effects of the Deferred Revenue Adjustment. Our Comdata revenue increase was driven by higher volume of transactions in our local and long haul fleet businesses and increased volume within regulatory compliance services, partially offset by the effects of the Deferred Revenue Adjustment. Results for our HRS, SVS and Comdata segments are discussed below under “Business Segment Results.”

Cost of revenue as a percent of revenue increased to 55.3% in 2007 from 54.5% in 2006. This was driven by an increase in SVS’s cost of revenue due to increased vendor card costs, increased transaction based bank fees in Comdata and increased payroll related costs due to acquisitions, as well as higher severance and stock-based compensation expenses primarily in HRS and increased amortization expense related to the Merger. Partially offsetting those increases in cost of revenue as a percent of revenue were higher investment income without significant incremental costs on our invested customer funds, cost containment efforts in HRS and the impact of the Deferred Cost Adjustment.

SG&A expense increased $82.0, or 18.6%, to $522.1 in 2007 from $440.1 in 2006. This was primarily due to charges totaling $46.3 for our evaluation of strategic alternatives, proxy-related costs, and fees associated with pre-Merger costs incurred, $19.5 in increased stock-based compensation expense, $9.9 in increased severance charges and lease termination charges prior to the Merger due to execution of our operating improvement plan, $7.0 in increased amortization expense related to the purchase price allocated to intangible assets as a result of the Merger, $4.5 in expenses for executive separations and the strengthening of the British pound sterling and Canadian dollar against the U.S. dollar and higher payroll costs as a result of merit increases. Partially offsetting these increases were reduced litigation expenses and general spending reductions in HRS.

R&D expense increased $2.1 or 7.4% to $30.7 in 2007. This was driven by new project costs and increased stock-based compensation expense.

In 2007, the loss on derivative instruments amounted to $1.9 compared to a loss of $2.7 in 2006. The loss in both periods resulted from an increase in diesel fuel prices in relation to the derivative instrument commodity price. If diesel fuel prices are higher than the derivative instrument, a loss results. If diesel fuel prices are lower than the derivative instrument, a gain results.

Other income, net for 2007 primarily relates to the gain on the sale of marketable securities, a sale of a business and sales of other assets, partially offset by a foreign currency remeasurement loss due to debt in Ceridian Canada which will be repaid through payments from a legal entity with a functional currency in Canadian dollars. Other income, net in 2006 primarily relates to the gain on the sale of marketable securities, sale of other assets, and gain from the settlement of a lawsuit.

Interest income in 2007 increased $7.9 to $21.4 compared to $13.5 in 2006. The increase was driven by a higher average level of cash and equivalents and higher interest rates. Interest expense increased $49.6 to $55.6 in 2007 compared to 2006 as a result of the debt issued in connection with the Merger.

Income tax provision decreased $19.7 to $66.0 in 2007 compared to $85.7 in 2006. Our effective tax rate for 2007 was 44.3% compared to 33.1% for 2006. The effective tax rate for 2007 was unfavorably impacted by $5.5 for expenses related to the Merger that are not deductible for tax purposes and additional tax expense of $4.8 related to foreign earnings repatriation. In addition, the 2007 effective tax rate was favorably impacted by $3.2 of tax rate changes enacted in Canada which reduced our net deferred income tax liability.

The effective tax rate for 2006 was favorably impacted by the expiration of the statute of limitations on an international tax contingency and a Canadian tax rate reduction. The statute expiration resulted in an $8.6 decrease in income tax expense. The Canadian tax rate change impacted our deferred income tax balance and reduced income tax expense by $2.8.

HRS

	Amount		Increase (Decrease)		% of Revenue
	2007 (1)	2006	$	%	2007 (1)	2006
Revenue	$1,132.5	$1,099.8	32.7	3.0	100.0	100.0
Cost of revenue	633.5	630.0	3.5	0.6	55.9	57.3
SG&A expense	411.9	360.1	51.8	14.3	36.3	32.7
R&D expense	22.0	21.1	0.9	4.6	1.9	1.9
Other income, net	(2.1)	(9.6)	(7.5)	(78.4)	(2.1)	(0.9)
EBIT	$67.2	$98.2	(31.0)	(31.5)	5.9	8.9

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

HRS revenue increased $32.7, or 3.0%, to $1,132.5 in 2007 compared to $1,099.8 in 2006. Revenue from U.S. operations increased $0.8, or 0.1%, from $822.4 to $823.2, revenue from Canadian operations increased $28.4, or 15.5%, from $182.6 to $211.0, and revenue from the U.K. operations increased $3.5, or 3.7%, from $94.8 to $98.3.

The increase in revenue from U.S. operations in 2007 was due to a $27.7 increase in Payroll and Tax Services, partially offset by a $13.6 decrease from Benefit Services and a $13.1 decrease in LifeWorks. The increase in Payroll and Tax Services U.S. operations revenue in 2007 was mainly driven by growth in the business due to increased sales to existing customers and addition of new customers, and increases in interest income earned on invested customer funds of $8.7, of which $5.6 was from a higher average yield and $3.1 was from a higher average invested balance, partially offset by a decrease of $3.0 from the effects of the Deferred Revenue Adjustment. The decrease in Benefit Services revenue of $13.6 was primarily driven by the reduction of revenue of $12.1 due to the sale of major portion of the 401(k) recordkeeping and administration business in the third quarter of 2006 and a decrease of $0.6 from the effects of the Deferred Revenue Adjustment. The LifeWorks revenue decrease of $13.1 was primarily due to price reductions in our governmental business and a decrease of $2.6 from the effects of the Deferred Revenue Adjustment.

The Canadian revenue increase of $28.4 included $12.3 due to the strengthening of the Canadian dollar against the U.S. dollar, $7.2 from additional interest income primarily resulting from a higher average invested balance, with the remainder of the increase attributed to growth in the payroll base and price increases, partially offset by a decrease due to a $5.1 write-down in a customer fund investment and related interest receivable and $0.7 from the effects of the Deferred Revenue Adjustment. The U.K. revenue increase of $3.5 was due to the strengthening of the British pound sterling against the U.S. dollar partially offset by lower pricing on customer renewals and $0.6 from the effects of the Deferred Revenue Adjustment.

HRS cost of revenue as a percent of revenue decreased to 55.9% in 2007 from 57.3% in 2006 mainly due to increased interest income on invested customer funds without significant incremental costs and cost reduction efforts in Payroll and Tax Services, partially offset by increased service delivery costs in Benefits Services to improve service levels, increased stock-based compensation expense and higher severance costs.

SG&A expense for HRS increased $51.8, or 14.3%, to $411.9 in 2007 compared to $360.1 in 2006 resulting from an increase of $52.8 in general and administrative expense and a decrease of $1.0 in selling expense. The increase in general and administrative expense was due to allocated charges of $31.6 for our evaluation of strategic alternatives, proxy-related costs, fees associated with pre-Merger costs incurred, $7.8 of increased stock-based compensation expense, $4.9 of increased severance expenses, $3.1 in expenses for executive separations incurred prior to the Merger, the impact of the strengthening of the British pound sterling and the Canadian dollar against the U.S. dollar and increased intangible amortization expense related to the Merger, partially offset by general spending decreases. Selling expense primarily decreased due to reduced sales incentive expenses partially offset by a charge for lease terminations relating to sales offices incurred prior to the Merger and the impact of the strengthening of the British pound sterling and the Canadian dollar against the U.S. dollar.

R&D expense for HRS increased $0.9, or 4.6%, to $22.0 in 2007 compared to $21.1 in 2006. This increase was due to new project costs and higher stock-based compensation expense.

Other income, net for 2007 was $2.1 and relates primarily to gains on the sale of marketable securities of $6.2 and gains on the sale of businesses of $2.0 partially offset by a $6.6 foreign currency remeasurement loss on debt at Ceridian Canada which will be repaid through payments from a legal entity with a functional currency in Canadian dollars. Other income, net in 2006 of $9.6 primarily resulted from a gain of $5.8 on the sale of a major portion of our 401(k) recording keeping and administration business and gains on sales of marketable securities and other assets of $3.4.

HRS EBIT decreased $31.0, or 31.5%, to $67.2 or 5.9% of revenue in 2007 compared to $98.2 or 8.9% of revenue in 2006. This decrease was primarily due to one-time charges related to our evaluation of strategic alternatives and proxy-related costs, severance charges and executive separations incurred prior to the Merger, fees associated with pre-Merger costs incurred, as well as higher stock-based compensation expense, partially offset by an improvement in operating performance in the U.S. operations and Ceridian Canada.

SVS

	Amount		Increase (Decrease)		% of Revenue
	2007 (1)	2006	$	%	2007 (1)	2006
Revenue	$170.3	$153.8	16.5	10.7	100.0	100.0
Cost of revenue	149.3	122.6	26.7	21.8	87.7	79.7
SG&A expense	15.9	13.5	2.4	17.8	9.3	8.8
R&D expense	2.0	1.9	0.1	5.2	1.2	1.2
Other income, net	(1.0)	—	(1.0)	NM	(0.5)	0.0
EBIT	$4.1	$15.8	(11.7)	(74.1)	2.4	10.3

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

NM represents comparisons that are not meaningful to this analysis.

SVS revenue increased $16.5, or 10.7%, to $170.3 in 2007 from $153.8 in 2006. This increase was primarily due to higher levels of retail cards in use, greater transaction volume and the addition of new customers through internal growth and an acquisition, partially offset by a decrease of $15.3 from the effects of the Deferred Revenue Adjustment. Revenue from retail services is generally deferred and recognized largely over a six-month period following the activation of a card, which typically takes place about eight months after the shipment of the card to the retailer. Cards delivered increased by approximately 6.1% and transactions processed increased approximately 9.9% in comparison of 2007 over 2006.

SVS cost of revenue as a percent of revenue for 2007 increased to 87.7% compared to 79.7% in 2006. The increase was due to increased vendor card costs, the entry into a lower margin market segment through a fourth quarter 2006 acquisition, higher payroll costs related to the fourth quarter 2006 acquisition, and the loss of a relatively high margin contract in the legacy “smart card” electronic benefits business, which were offset by the effects of the Deferred Cost Adjustment.

SG&A expense increased $2.4 to $15.9 in 2007 compared to $13.5 in 2006. This increase was primarily due to increased stock-based compensation expense, increased intangible amortization expense related to the Merger and a fourth quarter 2006 acquisition, partially offset by reduced administration expenses.

R&D expense increased $0.1, or 5.2%, to $2.0 in 2007 compared to $1.9 in 2006 primarily due to higher spending on projects.

Other income, net in 2007 reflects a $1.0 gain from the sale of a customer portfolio.

SVS EBIT decreased $11.7 to $4.1, or 2.4% of revenue, in 2007 compared to $15.8, or 10.3% of revenue, in 2006. This was primarily due to the higher cost of sales and the impact of the Deferred Revenue Adjustment and the Deferred Cost Adjustment.

Comdata

	Amount		Increase (Decrease)		% of Revenue
	2007 (1)	2006	$	%	2007 (1)	2006
Revenue	$342.1	$311.5	30.6	9.8	100.0	100.0
Cost of revenue	127.4	99.8	27.6	27.7	37.2	32.0
SG&A expense	94.3	66.5	27.8	41.8	27.6	21.3
R&D expense	6.7	5.6	1.1	19.6	2.0	1.8
Loss on derivative instruments	1.9	2.7	(0.8)	(29.6)	0.6	0.9
Other income, net	(0.2)	(0.9)	0.7	(77.8)	(0.1)	(0.3)
EBIT	$112.0	$137.8	(25.8)	(18.7)	32.7	44.2

(1)	2007 amounts refer to the 2007 Combined Period; this is a Non-GAAP presentation.

Comdata revenue increased $30.6, or 9.8%, to $342.1 in 2007 from $311.5 in 2006. This increase was due to a $7.8 increase in the long haul business due to higher volume primarily driven by increased transactions on the Comdata Card and a higher average cost of fuel, a $8.4 increase in the local fleet business due largely to increased utilization by local fleet customers of the Comdata Card and private label products and services, and a $7.3 increase in regulatory compliance services due to the addition of new business through an acquisition that was completed in the first quarter of 2007 and an $8.4 increase in other services. Offsetting these increases was a reduction in revenue of $1.3 due to the effects of the Deferred Revenue Adjustment.

Comdata cost of revenue as a percent of revenue for 2007 increased to 37.2% compared to 32.0% in 2006. The increase was due to significant growth in revenue coming from a lower margin market segment, increased transaction based bank fees and customer rebates, increased payroll related costs due to an acquisition completed in the first quarter of 2007, increased intangible asset amortization expense related to the Merger as well as the negative impact of the net result of the Deferred Revenue Adjustment and the Deferred Cost Adjustment.

SG&A expense increased $27.8, or 41.8%, to $94.3 in 2007 compared to $66.5 in 2006. This increase was due to allocated charges primarily for our evaluation of strategic alternatives, proxy-related and fees associated with pre-Merger costs incurred of $14.7, increased stock-based compensation expense of $7.9, increased intangible asset amortization expense of $5.8 related to acquisitions in the first quarter of 2007 and to the Merger, higher payroll costs as a result of merit increases, increased severance expenses incurred prior to the Merger and increased bad debt expense, partially offset by reduced legal fees and litigation expense of $7.8.

R&D expense increased $1.1, or 19.6%, to $6.7 in 2007 compared to $5.6 in 2006 primarily due to new project spending.

The net loss on the diesel fuel price derivative instruments in 2007 was $1.9 compared to $2.7 in 2006. The net losses for the respective periods are the result of the increase in diesel fuel prices in relation to the derivative instrument commodity price. During early 2007, we acquired diesel fuel price derivative instruments covering approximately 30% of our anticipated 2007 diesel fuel price related earnings exposure. During early 2006, we acquired diesel fuel price derivative instruments covering approximately 80% of our anticipated 2006 diesel fuel price related earnings exposure.

Other income, net in 2007 primarily reflects a $0.3 gain from the settlement of lawsuits. Other income, net in 2006 primarily reflects a $1.0 gain from the settlement of a lawsuit.

Comdata EBIT decreased $25.8 to $112.0, or 32.7% of revenue, in 2007 compared to $137.8, or 44.2% of revenue, in 2006. This was primarily due to higher cost of sales; increased allocated one-time charges related to evaluation of strategic alternatives, proxy-related costs, and the Merger; increased stock-based compensation expense; and increased payroll related costs and amortization related to acquisitions and the Merger; partially offset by reduced legal fees and litigation expense.

Balance Sheets at December 31, 2008 and 2007

For the year ended December 31, 2007, we reclassified customer funds and customer funds obligations that had been previously presented outside of current assets and current liabilities, respectively, within the consolidated balance sheets, to current assets and current liabilities, respectively, for all periods presented. Previously presented amounts reclassified were customer funds of $3,851.8 and customer fund obligations of $3,834.8 at December 31, 2007. This reclassification had no impact on total assets or liabilities for any period presented.

Our consolidated balance sheets reflect operating assets and liabilities, as well as assets and liabilities related to customer funds. Customer funds assets primarily arise from amounts that our customers have advanced to us to pay their employees, remit to taxing authorities, or pay for benefits services to other third parties. Customer funds obligations primarily represent our liability to pay the amounts due to these third parties on behalf of our customers. Substantially all our U.S. customer funds and a significant portion of our Canadian customer funds are held in trust accounts and are invested almost exclusively in high-quality collateralized short-term investments or money market mutual funds and are not utilized in our operations except that earnings from those investments that are included in our revenue.

As a result of the fourth quarter 2008 and the February 20, 2009 distributions discussed below, we had as of February 27, 2009, $97.3 of customer funds and $14.5 of corporate funds invested in the Reserve Fund money market fund. In September 2008, we had $670.0 of customer funds and $100.0 of corporate funds invested in the Reserve Fund, which at the time of our investment was a AAA rated money market fund and as of September 15, 2008 had over $62,000.0 in assets. On the morning of September 16, 2008 and at a time when the Reserve Fund’s announced net asset value was $1.00 per share, we requested redemption of all of our shares in the fund. Subsequent to our request, the Reserve Fund announced that its net asset value had fallen below $1.00 per share (as a result of the Reserve Fund valuing at zero $785.0 face value of debt issued by Lehman Brothers Holdings Inc. which filed for bankruptcy protection on September 15, 2008). The Reserve Fund initially suspended redemptions and then delayed distributions pending its liquidation. On December 3, 2008, the Board of Trustees of the Reserve Fund adopted a formal Plan of Liquidation and Distribution of Assets.

As a result of distributions made by the Reserve Fund in the fourth quarter 2008 and on February 20, 2009, we have received an aggregate of $572.7 of customer funds and $85.5 of corporate funds, or approximately 85.5% of our total Reserve Fund investment balance as of February 27, 2009. In connection with these distributions, the Reserve Fund stated all investors were treated the same regardless of the timing of their original redemption request. In its Plan of Liquidation and Distribution of Assets, the Reserve Fund stated that additional distributions will be made as the Reserve Fund accumulates cash either through the maturing of the Reserve Fund’s assets or their sale, subject to a retention of 8.3 cents per share for a special reserve which will be used to satisfy disputed claims against the Reserve Fund and related expenses. Any excess is to be distributed to fund shareholders. Based upon the Reserve Fund’s disclosed holdings, the underlying investments in the Reserve Fund are scheduled to mature through fiscal 2009. We cannot assure you when we will recover the remaining portion of our invested funds or the exact amount we will ultimately recover. We will, however, continue to pursue our collection of these funds and consider any and all available remedies to recover the full amount of our invested funds.

We have taken an aggregate asset write-down of $11.5 in connection with our investments in the Reserve Fund as of December 31, 2008. In addition, we reclassified cash and cash equivalents of $19.7 as short term investments with respect to our corporate funds at December 31, 2008. We do not expect the suspended or delayed distributions by the Reserve Fund to affect our liquidity. Additional information on customer funds assets and liabilities can be found in Note 7, “Customer Funds.”

Total assets excluding customer funds decreased $235.1 during 2008 as current assets before customer funds increased $11.0 and noncurrent assets decreased $246.1. Our current assets before customer funds increase was due to an increase of $86.2 in cash and equivalents, an increase in short term investments of $19.7 due to our reclass of our corporate Reserve Fund investments from cash equivalents and an increase of $55.8 in prepaid assets primarily due to an increase in deferred costs, partially offset by a decrease of $146.4 in trade and other receivables, net, due primarily to lower fuel prices at the end of 2008 as compared to the end of 2007 and a decrease in transactions on the Comdata Card in the fourth quarter of 2008. We discuss changes in cash and equivalents in a following section of this discussion entitled “Cash Flows.” The noncurrent asset decrease was largely due to the amortization of other intangible assets and adjustments to goodwill as a result of the finalizing of the purchase price allocation related to the Merger.

Current liabilities before customer fund obligations increased $21.7 during 2008, due mainly to an increase in deferred revenue of $111.2 partially offset by a decrease in drafts and settlements payable of $42.8. The increase in deferred revenue was largely due to the customer billings subsequent to the Merger that require deferral treatment due to our revenue recognition accounting policy. The decrease in drafts and settlements payable occurred primarily at our Comdata business due to lower fuel prices at the end of 2008 as compared to the end of 2007 and a decrease in transactions on the Comdata Card in the fourth quarter of 2008. Noncurrent liabilities increased $52.9 primarily due to an increase in our employee benefit plan liability due to a decline in the value of our pension plan assets, partially offset by a decline in deferred income taxes.

Cash Flows

We have changed the presentation of our statements of consolidated cash flows. We have included the purchases of customer fund marketable securities, proceeds from the sale or maturity of customer fund marketable securities and the net increase (decrease) of restricted cash held to satisfy customer fund obligations within the statements of consolidated cash flows in investing activities for all periods presented. Additionally, we have included the net increase (decrease) in customer funds obligations within the statements of consolidated cash flows in financing activities for all periods presented. This change in presentation had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

Consolidated Statements of Cash Flows Highlights

	Successor		Successor	Predecessor
	Year Ended December 31, 2008	2007 Combined Period	November 10 to December 31, 2007	January 1 to November 9, 2007	Year Ended December 31, 2006
Operating activities	$167.7	$157.7	$(50.7)	$208.4	$161.7
Investing activities	(1,161.5)	841.5	1,790.8	(949.3)	(342.7)
Financing activities	1,082.3	(1,195.5)	(2,097.7)	902.2	111.4
Effect of exchange rate on cash	(2.3)	0.2	(1.0)	1.2	1.4

Net cash flows provided (used)	$86.2	$(196.1)	$(358.6)	$162.5	$(68.2)

Cash and equivalents at end of period	$184.8	$98.6	$98.6	$457.2	$294.7

Operating Activities

Cash flows from operating activities in 2008 provided cash of $167.7. This was primarily driven by earnings adjusted for depreciation and amortization of $85.0 and a decrease in working capital of $91.5. The decrease in working capital was largely due to the increase in our deferred revenue balances as discussed in “—Balance Sheets.” Cash flows from operating activities in 2007 provided cash of $157.7 was primarily driven by earnings adjusted for depreciation and amortization of $182.5. Cash flows from operating activities in 2006 provided cash of $161.7 was driven by earnings adjusted for depreciation and amortization of $260.5 partially offset by a pension contribution of $75.0.

Investing Activities

	Successor		Successor	Predecessor
	Year Ended December 31, 2008	2007 Combined Period	November 10 to December 31, 2007	January 1 to November 9, 2007	Year Ended December 31, 2006
Purchase of customer funds marketable securities	$(196.0)	$(277.3)	$(36.7)	$(240.6)	$(238.2)
Proceeds from sale and maturity of customer funds marketable securities	1,049.0	288.3	26.9	261.4	198.5
Net change in restricted cash and other restricted assets held to satisfy customer funds	(1,938.0)	885.4	1,805.4	(920.0)	(228.9)
Capital expenditures	(52.7)	(62.1)	(8.1)	(54.0)	(53.0)
Acquisitions of investments and businesses	(4.7)	(10.4)	—	(10.4)	(41.1)
Short-term investments	(19.7)	—	—	—	—
Proceeds from sales of businesses and assets	0.6	17.6	3.3	14.3	20.0

Net cash flows provided (used)	$(1,161.5)	$841.5	$1,790.8	$(949.3)	$(342.7)

During 2008, cash used for investing activities was $1,161.5. Activity within our customer funds included purchase of marketable securities of $196.0, proceeds from sale and maturity of marketable securities of $1,049.0 and a net decrease in restricted cash and other restricted assets of $1,938.0. Our capital expenditures included $28.5 for property and equipment and $24.2 for technology costs. Our expenditure for short-term investments of $19.7 was due to our reclass of our corporate Reserve Fund investments from cash equivalents.

During 2007, cash provided by investing activities was $841.5. Activity within our customer funds included purchase of marketable securities of $277.3, proceeds from sale and maturity of marketable securities of $288.3 and a net increase in restricted cash and other restricted assets of $885.4. Our capital expenditures included $37.1 for property and equipment and $25.0 for technology costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) were $10.4 primarily for one acquisition in Comdata for $9.9. Cash inflows from sales of businesses and assets amounted to $17.6 primarily from sales of our marketable securities, a sale of payroll platform in our HRS business segment and receipt of a contingent payment on a prior period sale.

During 2006, cash used for investing activities was $342.7. Activity within our customer funds included purchase of marketable securities of $238.2, proceeds from sale and maturity of marketable securities of $198.5 and a net decrease in restricted cash and other restricted assets of $228.9. Our capital expenditures included $30.3 for property and equipment and $22.7 for technology costs. Our expenditures for acquisitions of investments and businesses (net of cash acquired) were $41.1 for two acquisitions in the fourth quarter of 2006. Cash inflows from sales of businesses and assets amounted to $20.0 primarily from $11.1 related to the sale of the major portion of our 401(k) recordkeeping and administration business in our HRS business segment in the third quarter of 2006 as well as the sale of marketable securities.

Financing Activities

	Successor		Successor	Predecessor
	Year Ended December 31, 2008	2007 Combined Period	November 10 to December 31, 2007	January 1 to November 9, 2007	Year Ended December 31, 2006
Increase (decrease) in customer funds obligations, net	$1,085.0	$(896.4)	$(1,795.6)	$899.2	$268.6
Revolving credit facilities and overdrafts, net	4.4	(94.0)	—	(94.0)	(7.5)
Repayment of other long-term obligations	(3.8)	(10.8)	(1.7)	(9.1)	(5.8)
Tax benefits from stock-based compensation	—	30.7	—	30.7	22.1
Proceeds from stock option exercises	—	75.4	—	75.4	150.8
Acquisition of Ceridian Corporation	—	(5,305.3)	(5,305.3)	—	—
Repurchase of common stock	—	—	—	—	(316.8)
Proceeds from debt issuance	—	3,550.0	3,550.0	—	—
Payment of debt issuance costs	(4.8)	(84.8)	(84.8)	—	—
Payment of equity issuance costs	—	(60.3)	(60.3)	—	—
Stock issuance	1.5	1,600.0	1,600.0	—	—

Net cash flows provided (used)	$1,082.3	$(1,195.5)	$(2,097.7)	$902.2	$111.4

Net cash provided by financing activities totaled $1,082.3 in 2008 driven by our increase in the customer funds obligations, net. In addition, we borrowed $4.4 related to our overdraft facility in the United Kingdom, paid debt issuance costs of $4.8 and made principle payments of $2.1 on capital leases and $1.7 on a royalty obligation in 2008.

Net cash used for financing activities totaled $1,195.5 in 2007. We issued long-term debt of $3,550.0 and issued stock for $1,600.0 related to the Merger. We paid $5,305.3 for the acquisition of Ceridian Corporation common stock. We repaid our pre-existing outstanding long-term obligations before the Merger; paid $84.8 for debt issuance costs associated with the Merger, paid $60.3 for equity issuance costs, including a payment of $55.8 to the Sponsors, and made principal payments of $4.4 on capital leases and $6.4 on a royalty obligation during 2007. The customer funds obligations, net, decreased of $896.4. The benefit of tax deductions in excess of that recognized on share-based compensation expense is classified as a financing cash flow and, accordingly, $30.7 was reclassified from operating activities in accordance with the requirements of SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. Proceeds from exercises of stock options and sales of stock to employees amounted to $75.4.

Net cash provided by financing activities amounted to $111.4 in 2006. The customer fund obligations, net, increased by $268.6. Included in revolving credit facilities and overdrafts, net were payments of $29.6 on our $250.0 revolving credit facility offset by borrowings of $27.0 on our Comdata receivables securitization facility to fund the acquisition of HQ Giftcards. We made principal payments of $4.9 on capital leases and $5.8 on a guaranteed minimum royalty obligation during 2006. We repurchased 13,046,500 shares of our common stock for $316.8 on the open market at an average net price of $24.27 per share. The benefit of tax deductions in excess of that recognized on share-based compensation expense is classified as a financing cash flow and, accordingly, $22.1 was reclassified from operating activities in accordance with the requirements of SFAS 123R. Proceeds from exercises of stock options and sales of stock to employees amounted to $150.8.

For further information on financing cash flows, see Note 10, “Financing” and the following section of this discussion entitled “Liquidity and Capital Resources.”

Liquidity and Capital Resources

We expect to meet our liquidity needs, including during the next 12 months, from existing cash balances, cash flows from operations and borrowings under our senior secured credit facilities. We expect to use our cash flows for interest payments, capital expenditures, investments in technology, potential acquisitions of complementary businesses to our existing operations, repayment or repurchase of debt, and payment of dividends on preferred stock. Cash balances and cash flows are discussed under the section of this discussion entitled “Cash Flows.” Cash flows from operations are primarily influenced by the same factors that influence revenue and expense as discussed above in “—Results of Operations.”

As of December 31, 2008, 30,056,997 shares of preferred stock of Ceridian Intermediate were issued and outstanding at $10 par value. This preferred stock has a 13% cumulative dividend rate and we expect to fund the payment in future periods at the request of Ceridian Intermediate. As of December 31, 2008, Ceridian Intermediate had accumulated unpaid dividends of $47.4.

At December 31, 2008, we were in compliance with the covenants under our senior secured credit facilities and the indenture governing our senior notes.

At December 31, 2008, we had no amounts outstanding on our revolving credit facility.

We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our senior notes or our term loans under our senior secured credit facilities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

We have elected to pay interest on our $475.0 12 1/4%/13% senior toggle notes due 2015 in cash for the interest period ending May 14, 2009.

In order to mitigate a portion of the variable rate interest exposure under our senior secured credit facilities, effective January 20, 2009, we entered into a three-year interest rate swap with a highly rated counterparty. Pursuant to the contract, we will receive one month LIBOR and pay a fixed interest rate, resulting in an all-in effective fixed rate of 4.75% on $250.0 of our senior secured credit facilities. Effective March 19, 2009, we entered into another three-year interest rate swap with a highly rated counterparty. Pursuant to the contract, we will receive one month LIBOR and pay a fixed interest rate, resulting in an all-in effective fixed rate of 4.91% on $250.0 of our senior secured credit facilities. At December 31, 2008 and 2007, we held no interest rate derivative instruments.

Merger

In connection with the Merger, we executed the following financing arrangements: the senior secured credit facilities, the 11 1/4% senior notes due 2015 and the 12 1/4%/13% senior toggle notes due 2015. These financial arrangements are summarized below. In addition, prior to the consummation of the Merger, we terminated our previous financing arrangements: the $250.0 revolving five year credit facility dated November 18, 2005 and the $150.0 Comdata Receivables Securitization Facility. In connection with the debt issuance, we paid $84.8, of which $66.9 was recorded as deferred financing fees and $17.9 as a debt discount. The deferred financing fees and debt discount will be amortized using the effective interest method over the term of the related debt. As of December 31, 2008, the remaining unamortized balance of the deferred financing fees and debt discount are $61.4 and $16.2, respectively.

Successor

Senior Secured Credit Facilities

As part of our Merger financing we entered into senior secured credit facilities with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank AG Canada Branch, as Canadian sub-agent, and with a syndicate of lenders. The terms of the senior secured credit facilities are set forth below.

Borrowings

The senior secured credit facilities provide for a $2,250.0 term loan facility and a $300.0 revolving credit facility. The term loan facility consists of a $2,140.0 term loan to Ceridian Corporation (“U.S. Term Loan”) and a $110.0 term loan to Ceridian Canada Holdings ULC (“Canada Term Loan”). The revolving credit facility is composed of a $225.0 revolving loan facility available to Ceridian Corporation (“U.S. Revolver”) and $75.0 multi-currency revolving loan facility available to Ceridian Corporation or Ceridian Canada LTD (“Multi-Currency Revolver”). The U.S. Revolver includes a $75.0 letter of credit sub-facility and a $75.0 swingline sub-facility. The Multi-Currency Revolver includes a $25.0 multi-currency letter of credit and a $25.0 multi-currency swingline sub-facility. At our option and subject to certain conditions, we may increase the credit facilities in an aggregate amount not to exceed $300.0 without the consent of any person other than the institutions agreeing to provide all or any portion of such increase.

The U.S. Term Loan and Canada Term Loan were fully borrowed on the closing date of the Transactions. The term loans will amortize in quarterly installments of .25% of the original principal amount of the term loans beginning on the last day of the first full fiscal quarter ended after the first anniversary of the closing date. In the fifth year after the closing date, the term loans will amortize in quarterly installments of .50% of the original principal amount of the term loans and quarterly amortization will be .25% of the original principle thereafter. Any unpaid balance outstanding on the term loans will be payable on November 9, 2014. Repayments and prepayments of the term loans may not be re-borrowed.

Revolving loans may be borrowed, repaid and re-borrowed after the closing date until May 9, 2014, when all outstanding revolving loans are due and payable. On December 31, 2008, $293.0 was available under the revolving facility. Approximately $296.8 of the revolving facility was available on December 31, 2007. The amount available under the revolving facility was reduced by letters of credit outstanding of $7.0 at December 31, 2008.

Term loans may be prepaid and revolving loan commitments may be reduced, in whole or in part without premium or penalty, subject to minimum prepayment requirements, at our option, at any time upon one to three days prior notice. We are required to prepay the loans with the net proceeds of certain incurrences of indebtedness, certain asset sales, and a certain percentage of excess cash flow.

Loan commitments may be withdrawn only if an event of default has occurred. Events of default are described later in this note.

Interest

The interest rates under the senior secured credit facilities for term loans and revolving loans are based, at our option, in the case of U.S. dollar-denominated loans, on LIBOR plus 3.00% or the alternative base rate plus 2.00%, and in the case of alternate currency denominated loans, on the Canadian prime rate plus 2.00% or EURIBOR or Sterling LIBOR plus 3.00%. Swingline loans are based on the alternative base rate plus 2.00%. The applicable margins are in the case of revolving loans and swingline loans subject to reduction based upon the attainment of certain leverage ratios. The interest rate on the senior secured credit facilities at December 31, 2008 was 3.96%. Overdue principal and interest bears interest at 2.00% above the rate then applicable to such loans under the term facility. With respect to LIBOR loans, each interest period will have a duration of, at our option, either one, two, three, six, or, if available to all relevant lenders, nine or twelve months, and interest is payable on the last day of each relevant interest period, and, in any event, at least every three months. With respect to alternate base rate loans, interest is payable quarterly in arrears and at the maturity of the facilities. Calculations of interest are based on a 360 day year (or 365/366 days in the case of alternate base rate loans or Canadian prime rate loans and 365 days in the case of the sterling LIBOR rate loans) for the actual days elapsed.

The senior secured credit facilities had associated deferred financing costs that are being amortized at the effective interest rate of 8.21% for U.S. Revolver and Multi-Currency Revolver, 8.14% for the U.S. Term Loan and 8.28% for the Canada Term Loan.

Fees

The senior secured credit facilities provide for the payment to the lenders of a commitment fee equal to .50% per annum on the average daily unused portion of the revolving loan commitments, subject to reduction based on the attainment of a certain leverage ratio, payable in arrears. For the purposes of this calculation swingline loans are not considered to be a utilization of the revolving credit facility. The total fees accrued for the year ended December 31, 2008 were $1.3. The total fees accrued for the period November 10, 2007 to December 31, 2007 were $0.2.

The senior secured credit facilities also provide for the payment to the lenders of a letter of credit fee at a per annum rate equal to the applicable margin then in effect with respect to Eurodollar loans under the revolving facility on the aggregate face amount of all outstanding letters of credit, less the amount of the fronting fee, payable quarterly in arrears. A fronting fee in an amount to be agreed (but not to exceed 0.125% per annum) on the face amount of each letter of credit shall be payable quarterly in arrears to the relevant issuing lender.

Collateral and Guarantees

The loans under the senior secured credit facilities, any incremental facility and under any swap agreement are unconditionally guaranteed by each of our domestic, wholly-owned restricted subsidiaries, excluding customer funds, immaterial subsidiaries and special purpose entities. The loans and guarantees under the senior secured credit facilities are secured by a perfected first priority security interest, subject to certain exceptions, in substantially all of our and the subsidiary guarantors’ tangible and intangible assets, including a pledge of the capital stock of each of our direct and indirect material subsidiaries, limited in the case of foreign subsidiaries with respect to the term loans, to 65% of the voting capital stock and 100% of the non-voting capital stock of material first-tier foreign subsidiaries, and a non-recourse pledge of the capital stock of Ceridian Corporation by Foundation Holdings, Inc.

Representations, Warranties and Covenants

The senior secured credit facilities contain certain customary representations and warranties. In addition, the senior secured credit facilities contain customary covenants restricting our ability and certain of our subsidiaries ability to, among other things: incur additional indebtedness, issue disqualified stock and preferred stock; create liens; declare dividends; redeem capital stock; make investments; engage in a materially different line of business; engage in mergers, consolidations, acquisitions, asset sales or other fundamental changes; engage in certain transactions with affiliates; enter into certain restrictive agreements; make prepayments on any senior notes or subordinated indebtedness; modify junior financing documentation; and make changes to our fiscal year. In addition, beginning with the fiscal quarter ended December 31, 2008, the senior secured credit facilities require us to maintain the ratio of adjusted consolidated total debt to EBITDA below specified levels on a quarterly basis, which levels reduce over time. As of December 31, 2008, we were in compliance with all covenants under the credit agreement governing the senior secured credit facilities.

Events of Default

Events of default under the senior secured credit facilities include, but are not limited to: failure to pay interest, principal and fees or other amounts when due; material breach of any representation or warranty; covenant defaults; cross defaults to other material indebtedness; events of bankruptcy, invalidity of security interests; a change of control, material judgments for payment of money; involuntary acceleration of any debt; and other customary events of default. There were no events of default as of December 31, 2008.

11 1/4% Senior Notes due 2015 and 12 1/4%/13% Senior Toggle Notes due 2015

Also in connection with the Merger we sold $825.0 11 1/4% senior notes due 2015 (the “Senior Notes”) and $475.0 12 1/4%/13% senior toggle notes due 2015 (the “Senior Toggle Notes,” and together with the Senior Notes, the “Notes”) pursuant to private offerings. The Notes were registered with the Commission on December 22, 2008. See discussion below under “—Registration Rights.”

Interest

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2008, and the Notes mature on November 15, 2015. Interest on the Senior Notes accrues at a rate of 11 1/4% per annum and is payable in cash only. The initial interest payment on the Senior Toggle Notes was payable entirely in cash. For any subsequent interest payment prior to November 15, 2011, we may elect to pay interest on the Senior Toggle Notes, at our option, (i) entirely in cash (“cash interest”), (ii) entirely by increasing the principal amount of the Senior Toggle Notes (“PIK interest”) or (iii) by paying half the interest on the principal amount of Senior Toggle Notes in cash interest and half in PIK interest. Cash interest on the Senior Toggle Notes will accrue at a rate of 12 1/4% per annum, and PIK interest on the Senior Toggle Notes will accrue at a rate of 13% per annum. After November 15, 2011, all interest payable on the Senior Toggle Notes will be cash interest.

The Senior Notes were issued at a discount of 1.4% thus the carrying value of the Notes as of December 31, 2008 was $1,283.8. The effective interest rate used to amortize the discount was 11.7% for the Senior Notes and 12.8% for the Senior Toggle Notes.

Optional Redemption

At any time prior to November 15, 2011, we may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest and an applicable make-whole premium. On or after November 15, 2011, the Senior Notes may be redeemed, in whole or in part, at redemption prices decreasing from 105.625% of the principal amount thereof plus accrued and unpaid interest to par on November 15, 2013 and thereafter. On or after November 15, 2011, the Senior Toggle Notes may be redeemed, in whole or in part, at redemption prices decreasing from 106.125% of the principal amount thereof plus accrued and unpaid interest to par on November 15, 2013 and thereafter.

Prior to November 15, 2010, we may, at our option, redeem up to 35% of the outstanding Notes of either series with net cash proceeds from one or more equity offerings, so long as (i) we pay 111.25% of the principal amount of the Senior Notes redeemed or 112.25% of the principal amount of the Senior Toggle Notes redeemed, as applicable, plus accrued and unpaid interest, (ii) at least 50% of the aggregate principal amount of the applicable series of Notes remain outstanding after such redemption and (iii) we redeem the Notes within 180 days of completing such equity offering.

Change of Control Offer

Upon a change of control, we are required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount outstanding plus accrued and unpaid interest.

Covenants

The indenture governing the Notes limits our and our restricted subsidiaries’ ability to, among other things: pay dividends; redeem equity interests or make restricted payments or investments; restrict our subsidiaries from paying dividends or making distributions; incur additional debt or issue disqualified stock and preferred stock; sell assets; engage in transactions with affiliates; create liens on assets; and permit restricted subsidiaries to guarantee indebtedness. As of December 31, 2008, we were in compliance with all covenants in the indenture governing the Notes.

Events of Default

The indenture governing the Notes also contains customary events of default, including but not limited to: failure to pay any principal or interest when due; failure to comply with obligations, covenants or agreements contained in the indenture or Notes; cross defaults with other material indebtedness of payment of principal or acceleration of principal payments; material unsatisfied judgments; events of bankruptcy; and invalidity of any guarantee. There were no events of default as of December 31, 2008.

On April 28, 2008, we delivered our 2007 audited financial statements and related management’s discussion and analysis of financial condition and results of operations to the trustee, thus curing a default arising as of March 31, 2008 from our failure to deliver such information within 90 days of the end of the fiscal year as required by the terms of the indenture. We also received a waiver from our lenders under our senior secured credit facilities with respect to this delay.

Guarantees

The Notes are unconditionally guaranteed on an unsecured senior basis by the subsidiaries of Ceridian Corporation that guaranteed the senior secured credit facilities.

Registration Rights

The registration rights agreement requires us to use our best efforts to register the Notes with the Securities and Exchange Commission (the “Commission”) as part of offers to exchange freely tradeable notes for the Notes. In connection with our obligations under the registration rights agreement entered into at the time of the issuance of the Notes, we filed a registration statement on Form S-4 with the Commission that was declared effective on December 22, 2008. Pursuant to the registration rights agreement, commencing on November 9, 2008 and through the date of the completion of the exchange offers, we will pay additional interest on our Notes at a rate of 0.25% per annum. The exchange offers related to this registration were completed on January 29, 2009. We accrued additional interest of $0.5 in the year ended December 31, 2008 and $0.2 in the first quarter of 2009.

Maturities of Debt

The expected minimum mandatory maturities of the long-term debt are shown below:

Year	Amount
2009	$22.5
2010	22.5
2011	27.9
2012	39.6
2013	22.5
Thereafter	3,415.0

We may be required to make additional payments on the term loans under our senior secured credit facilities with the proceeds of certain incurrences of indebtedness, certain asset sales and a certain percentage of cash flow. No other mandatory redemption of the Notes is required prior to maturity except in the event of a change in control.

Fair Value of Debt

Our debt does not trade in active markets as defined by FSP No. FAS 157-3. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of long-term debt was estimated to be $2,222.1 at December 31, 2008 and the carrying value was $3,533.8.

Priority of Debt

In the event of liquidation, the senior secured credit facilities have priority over the Notes with respect to the proceeds of Collateral.

Other Debt Financing

At December 31, 2008, Ceridian U.K. maintained one overdraft facility totaling £6.5. There was £2.7 ($4.3) outstanding at December 31, 2008 and no amounts outstanding at December 31, 2007. The £6.5 overdraft facility has been extended to March 2009. Our practice has been to renew this facility on an annual basis.

In addition to the facilities described in this section above, Ceridian Canada had available at December 31, 2008 a committed bank credit facility that provided up to CDN $5.0 for issuance of letters of credit and it is renewed annually at the option of the bank. The amounts of letters of credit outstanding under this facility were CDN $3.5 (USD $2.9) at December 31, 2008.

Capital Lease Obligations

Our capital lease obligations were $2.1 at December 31, 2008.

Predecessor

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provided up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) in a combination of advances and letters of credit until November 18, 2010. This facility included a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility was used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. The interest rate on the Canadian subfacility was the Eurocurrency Rate plus 115.0 basis points. Advances under the 2005 Revolving Credit Facility were unsecured. The terms of the 2005 Revolving Credit Facility required that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Revolving Credit Facility also contained covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. The 2005 Revolving Credit Facility was terminated prior to the Merger.

Ceridian Canada’s net borrowing under the Canadian subfacility was repaid as of September 30, 2007.

Comdata Receivables Securitization Facility

Amounts outstanding under this facility were repaid and the facility was terminated prior to the Merger. Prior to the Merger, under this facility, Comdata sold receivables to a special purpose subsidiary, Comdata Funding Corporation, which resold the receivables to a third party commercial paper conduit (“Conduit”). The interest rate paid by Comdata was typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.9% at September 30, 2007) plus program fees. However, in the event the Conduit was unable to sell commercial paper, the rate would have become the Prime rate or LIBOR plus 1.5% at Comdata’s option. The aggregate amount of receivables serving as collateral amounted to $307.1 at December 31, 2006. The amount outstanding was accounted for as long-term debt and the receivables remained on our consolidated balance sheet even though the receivables, up to the amount outstanding, were not available to satisfy claims of creditors. This facility was subject to financial covenants similar to those included in the 2005 Revolving Credit Facility. Amounts outstanding under this facility were repaid and the facility was terminated prior to the Merger.

Equity Activities

In the period from January 1 to November 9, 2007, we did not repurchase any of our common stock on the open market. During 2006, we repurchased 13,046,500 shares of our common stock for $316.7 on the open market at an average net price of $24.27 per share.

We issued 3,998,858 shares in the period from January 1 to November 9, 2007, in connection with the exercise of stock options and granting of restricted stock awards from treasury stock at a cost of $94.3 and a weighted average price of $23.58 per common share.

Other Debt Financing

At November 9, 2007, Ceridian U.K. maintained two overdraft facilities totaling £7.5. There were no amounts outstanding as of November 9, 2007.

In addition to the facilities described in this section above, Ceridian Canada had available at November 9, 2007, a committed bank credit facility that provided up to CDN $5.0 for issuance of letters of credit and it is renewed annually at the option of the bank.

Financial Covenant Compliance

Our senior secured credit facilities contain a covenant that requires Ceridian, the U.S. Borrower, and its restricted subsidiaries to maintain a maximum ratio of adjusted consolidated secured debt to EBITDA (as defined in and calculated under the senior secured credit facilities (“Credit Facility EBITDA”)) of 6.5 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facilities), commencing with the three months ended December 31, 2008. For the test periods commencing:

(1)	between January 1, 2008 and September 30, 2009, the maximum ratio is 6.50 to 1.0;

(2)	between October 1, 2009 and September 30, 2010, the maximum ratio is 6.25 to 1.0;

(3)	between October 1, 2010 and September 30, 2011, the maximum ratio is 6.00 to 1.0;

(4)	between October 1, 2011 and September 30, 2012, the maximum ratio is 5.75 to 1.0;

(5)	between October 1, 2012 and September 30, 2013, the maximum ratio is 5.50 to 1.0;

(6)	between October 1, 2013 and September 30, 2014, the maximum ratio is 5.25 to 1.0;

(7)	after October 1, 2014, the maximum ratio is 5.00 to 1.0.

Failure to comply with this covenant would result in an event of default under our senior secured credit facilities unless waived by our senior secured lenders. An event of default under our senior secured credit facilities can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of our indebtedness under the indenture governing the Notes and our other debt. As our failure to comply with the covenant described above can cause us to go into default under the agreements governing our debt, management believes that our senior secured credit facilities and this covenant are material to us. As of December 31, 2008, we were in compliance with the covenant described above.

We also measure the ratio of adjusted consolidated total debt to Credit Facility EBITDA because the agreement governing our senior secured credit facilities contains a provision which will result in a decrease of the applicable interest rate of 0.25% on the revolving credit facility if the ratio is lower than 6.25.

For the purposes of calculating Credit Facility EBITDA, the agreement governing our senior secured credit facilities permits us to give pro forma effect to among other things operating expense reductions projected in good faith to result from operational changes occurring within 27 months of the Acquisition. Based on projected expense reductions relating to our four point cost reduction plan, for the quarter ended December 31, 2008, we included a $98.0 pro forma adjustment in determining Credit Facility EBITDA.

EBITDA as presented in the table below is defined as net income plus interest, income taxes, depreciation and amortization. EBITDA is a measure used by management to measure operating performance. EBITDA is also used by investors to measure a company’s ability to service its debt and meet its other cash needs. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management. In addition, EBITDA provides more comparability between the historical results of Ceridian and operating results that reflect purchase accounting and the new capital structure.

Credit Facility EBITDA further adjusts EBITDA to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture governing the notes and our senior secured credit facilities. Credit Facility EBITDA is also used by management to measure operating performance and by investors to measure a company’s ability to service its debt and meet its other cash needs. Management believes that the inclusion of the adjustments to EBITDA applied in presenting Credit Facility EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

EBITDA and Credit Facility EBITDA are not recognized terms under GAAP. Accordingly, they should not be used as indicators of, or alternatives to, operating income and net income as measures of operating performance or cash flow from operating activities as a measure of liquidity. Additionally, EBITDA and Credit Facility EBITDA are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA and Credit Facility EBITDA have limitations as analytical tools, and people who use the financial statements should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Because the definitions of EBITDA and Credit Facility EBITDA (or similar measures) may vary among companies and industries, they may not be comparable to other similarly-titled measures used by other companies. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

The senior secured credit facilities agreement requires a calculation of Credit Facility EBITDA for the trailing four quarters on a quarterly basis. The following is a reconciliation of our net loss, for the trailing four quarters ending December 31, 2008, to Credit Facility EBITDA as defined above per our senior secured credit facilities and includes pro forma effects of any operating expense reduction or other operating improvements for purposes of determining the ratio of adjusted consolidated secured debt to Credit Facility EBITDA and ratio of adjusted consolidated total debt to Credit Facility EBITDA:

Trailing Four Quarters Ended December 31, 2008
Net Income	$(92.4)
Interest income	(5.0)
Interest expense	295.9
Income tax benefit	(43.1)
Depreciation and amortization	177.4

EBITDA	332.8
Purchase accounting impacts (a)	30.7
Severance (b)	6.2
Foreign currency remeasurement loss (c)	21.2
Customer fund/cash equivalent investment write-downs (d)	17.4
Litigation costs (e)	5.8
Restructuring	15.4
Pro forma adjustments for operational changes (f)	98.0
Sponsors’ management fee	4.3
Other (g)	6.8

Credit Facility EBITDA	$538.6

(a)	Purchase accounting impacts primarily relate to the impacts of the Deferred Revenue Adjustment and Deferred Cost Adjustment.

(b)	Primarily consists of expenses associated with the termination of senior executives or other workforce reductions.

(c)	To facilitate the Merger, we placed $110.0 of U.S. dollar denominated debt in Ceridian Canada which will be repaid through payments from a legal entity with a functional currency in Canadian dollars. This amount represents the foreign currency remeasurement.

(d)	Represents the permanent write-downs of our customer fund investment in Canada and our customer fund and corporate investments in the Reserve Fund.

(e)	Represents charges for legal settlements and litigation costs.

(f)	Represents the amount of annualized expense reductions anticipated as a result of operational changes made as part of our operating improvement plan projected by us in good faith as permitted to be added by the credit agreement governing our senior secured credit facilities. See also “—Overview, Operating Improvement Plan” for discussion regarding our four point cost reduction plan.

(g)	This amount includes charges for costs related to our operating improvement plan and stock-based compensation.

Contractual Obligations

The table below describes the future cash payments for which we are obligated under our financing agreements, capital and operating lease agreements, guaranteed purchase obligations and retirement plans as of December 31, 2008, whether or not they appear on our consolidated balance sheet. Variable interest payments are projected based on interest rates in effect at the end of 2008.

	Payments due by period
	Less than one year	1-3 Years	3-5 Years	More than 5 years	Total
Long-term debt	$26.8	$50.4	$62.1	$3,415.0	$3,554.3
Interest payable on long-term debt	319.8	635.4	629.6	468.8	2,053.6
Purchase obligations	5.1	4.0	0.3	—	9.4
Capital leases	1.7	0.3	0.1	—	2.1
Operating leases	37.1	54.5	27.3	47.8	166.7
Postretirement plan obligations	4.1	8.4	8.3	27.5	48.3
Retirement plan obligations	2.4	57.5	90.7	68.5	219.1

Total	$397.0	$810.5	$818.4	$4,027.6	$6,053.5

Our long-term debt and capital lease obligations are described in “—Cash Flows” and in Note 10, “Financing.”

The capital lease payments represent scheduled payments under the terms of the lease agreements and include implicit interest. We conduct substantially all of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance and maintenance. We also lease equipment for use in our businesses.

Purchase obligations include minimum royalty payments and guaranteed purchase commitments with several vendors.

Payments of retirement plan obligations include employer commitments to fund our defined benefit and postretirement plans and do not include estimated future benefit payments to participants expected to be made from liquidation of the assets in our defined benefit plan trusts. At December 31, 2008, our defined benefit pension plans had a projected benefit obligation that exceeded the fair value of the plans’ assets by $219.1 and our postretirement benefit plan had an accumulated benefit obligation that exceeded the fair value of the plans’ assets by $48.3. This represents a $187.5 decline in the funded status of our plans from December 31, 2007, due primarily to a decrease in the fair value of pension plan assets. We expect to satisfy these remaining obligations through investment income from and appreciation in the fair value of plan assets held in trust as well as by future employer contributions. During 2008, we made contributions of $5.3 to our defined benefit pension plans. As reflected in the above contractual obligations table, we anticipate having to make additional contributions in future years, which is partially the result of the decline in the value of pension plan assets in 2008.

Our planned expenditures for capital assets in 2009 are expected to be $70.0 with an estimated allocation of 77% to HRS, 9% to SVS and 14% to Comdata. The amount of our obligation to vendors for these expenditures at December 31, 2008 was not material and no such amount is included in the table above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reported periods. Additionally, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. Areas that require significant judgments, estimates and assumptions include revenue recognition; the determination of our liability for pensions and other postretirement benefits; the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the capitalization, amortization and impairment testing of technology; the valuation of certain customer fund investments and noncurrent assets, the determination of fair value and estimated expected life related to stock options granted; the determination of the allowance for doubtful accounts and reserve for sales adjustment; and the resolution of tax matters. We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the our financial statements at any given time. Despite these inherent limitations, we believe that our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and related notes provide a meaningful and fair perspective of our company.

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

HRS—Repetitive Business

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

LifeWorks. We provide work-life, employee assistance, health and productivity, and FMLA administration solutions to our clients. LifeWorks services are delivered through on-line access and telephonically, and through face-to-face counseling provided by referral resources. Contracted fees for these services are generally billed monthly or quarterly. Revenue is generally earned and recognized ratably over the term of the contract based on the number of customer employees served and the level of service.

HRS—Non-Repetitive Business

We generate revenue from delivery of professional services (i.e., data conversion, implementation and training) and shipment of materials.

Revenue from professional services is non-refundable and is determined either on a time and materials basis or firm fixed fee. If these services or materials are sold on a standalone basis revenue is recognized as the professional services or materials are delivered. When professional services or materials are sold as part of a multiple element arrangement, we allocate revenue first to the fair value of the undelivered element(s) and allocate the residual revenue to the delivered element(s) which revenue is typically recognized over the implementation and conversion period of one to four months. In the absence of fair value for an undelivered element(s), the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled, at which time previously deferred revenue is recognized ratably over the remaining expected life of the customer relationship.

SVS

SVS sells stored value cards and provides subsequent activation, reporting and transaction processing services. Customers may also choose to purchase cards alone, without a continuing obligation for services from SVS. SVS recognizes revenue for card sales without services upon shipment.

For card sales with future processing services, revenue on both the card sales and services are deferred and reported on the consolidated balance sheets as deferred income. Costs of the cards sold are deferred and reported on the consolidated balance sheets in other current assets. Costs associated with the services are recognized as incurred. The deferred income and deferred cost on the card sale are both recognized in earnings over the estimated life of the card, which includes the transaction processing period. The recognition period is 30 months, beginning upon activation of the card. The deferred income on the services where we charge a fee upon card activation for unlimited transactions is recognized in earnings over the same 30-month period, beginning when the fee is assessed. The deferred income on the services where we charge a fee each time a transaction is processed is recognized in earnings over the same 30-month period, beginning when the fee is assessed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately eight months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed.

Sales of cards under either arrangement do not include a right of return of the cards shipped.

Comdata

Comdata’s payments system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destinations. Drivers may use Comdata’s proprietary Comdata Card to purchase fuel and other approved items, obtain cash advances from automated teller machines or through the use of Comchek drafts and make direct deposits of pay, settlements or trip advances to personal bank accounts. Revenue from payments transactions is based on a per transaction fee that is either a fixed amount or a percentage of the face value of the transaction and is recognized when the transaction is processed.

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

Comdata also provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized based on shipping and installation terms. Recurring service revenue for these activities is recognized as earned. Support and maintenance contracts are invoiced periodically with the revenue recognized on a straight-line basis over the maintenance period. These products and services are all sold separately; accordingly, we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services. Sales of equipment under these arrangements do not include a right of return.

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

Assignment of Fair Values Upon Acquisition of Goodwill and Other Intangible Assets and Testing for Impairment

In the event of a business combination, we are required to assign fair values to all identifiable assets and liabilities acquired, including intangible assets such as customer lists, trademarks, technology and covenants not to compete. We are also required to determine the useful life for amortizable assets acquired. These determinations require significant judgments, estimates and assumptions and, when material amounts are involved, we generally utilize the assistance of independent valuation consultants. The remainder of the purchase cost of the acquired business not assigned to identifiable assets or liabilities is then recorded as goodwill. This goodwill amount is further allocated to our reporting units in relation to their respective forecasted cash flows and other relevant assumptions. Although goodwill is no longer subject to amortization, we reassess the carrying value of goodwill at the reporting unit level annually, or more frequently when certain developments occur, for impairment of that value. We perform the annual assessment as of October 1 of each year. As a result of the Merger, each of our reporting units has recorded a significant amount of goodwill.

We completed our annual goodwill impairment assessment and concluded that the estimated fair value of each of our reporting units exceeded its respective carrying value as of October 1, 2008, indicating the underlying goodwill of each reporting unit was not impaired. This was our first goodwill impairment assessment subsequent to the November 9, 2007 Merger. However, based on a combination of factors, including the current economic environment and significant market volatility experienced in the equity and debt markets, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008 (the interim testing date). Based on our analysis, we concluded that the estimated fair value of each of our reporting units exceeded its respective carrying value as of the interim testing date, indicating the underlying goodwill of each reporting unit was not impaired. However, if difficult market and economic conditions continue over a sustained period, we may experience a decline in the fair value of one or more of our reporting units as compared to the interim testing date levels. Such declines in fair value may require us to record an impairment charge related to goodwill in future periods.

Goodwill is reviewed for impairment based on a two-step test. In the first step, we compare the fair value of each reporting unit with its carrying value. If the recorded value (including goodwill) of a reporting unit exceeds its current fair value, then to the extent that the recorded value of goodwill of the reporting unit exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized. In the second step, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets and the excess is the implied fair value of goodwill.

In estimating the fair values of the reporting units, we use a combination of the income approach and market-based approach.

•

Income approach – The income approach is a valuation technique which involves discounting estimated future cash flows of each reporting unit to their present value in order to calculate fair value. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and cash flows and thus the rate of return required by a prospective investor. To estimate cash flows beyond the final year of our model, we apply a terminal value multiple to the final year EBITDA.

•	Market-based approach – We use the guideline public company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

We estimated the fair value of each reporting unit using a 75% weighting on the income approach and 25% weighting on the market approach. We determined this weighting based upon the following factors (a) we participate in a service industry that has experienced growth due to a general trend toward increased outsourcing, (b) our actual EBITDA results have improved since the Merger even with consideration of the current economic environment, and (c) our forecasted cash flow projections reflect improving margins consistent with our recent trends and strategic initiatives.

A number of significant assumptions and estimates are involved in determining the current fair value of the reporting unit including operating cash flows, markets and market share, sales volumes and prices and working capital changes. We consider historical experience and all available information at the time the fair values of our reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. The following table summarizes key assumptions for each of our goodwill impairment tests in 2008 and the goodwill balance as of December 31, 2008.

	WACC (1)		EBITDA Multiple (2)		Goodwill Balance as of Dec. 31, 2008
Reporting Unit	October 2008	December 2008	October 2008	December 2008
U.S. Payroll	13.5%	15.0%	9.0x	8.5x	$1,080.8
LifeWorks	13.0%	15.0%	8.0x	7.5x	297.8
Benefits	15.0%	17.0%	8.0x	7.5x	171.7
Ceridian Canada	13.0%	15.0%	8.0x	7.5x	424.4
Ceridian U.K.	14.0%	16.0%	8.0x	7.5x	18.9
SVS	14.0%	16.0%	8.0x	7.5x	380.2
Comdata	13.5%	15.0%	9.0x	8.5x	1,029.0

					$3,402.8

(1)	WACC is the Weighted Average Cost of Capital used in the Income Approach

(2)	EBITDA Multiple is applied to our final year cash flow projection in the Income Approach

We also test long-lived assets, including amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying value of such an asset or group of assets may not be recoverable. For indefinite-lived intangible assets, we test for impairment on an annual basis, or more frequently if certain events or circumstances occur that could indicate impairment. Events or circumstances that might indicate an impairment of carrying value include:

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

When the need for such a test is indicated for long-lived assets and amortizing intangible assets, we consider such factors as whether the amortization of the carrying values for these assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life. When evaluating whether our indefinite-lived trade name is impaired, we compare the carrying value to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An estimated royalty rate is applied to forecasted revenue and the resulting cash flows are discounted.

We completed the impairment analysis of our indefinite-lived intangible asset as of the annual assessment date, which consisted of the Ceridian trade name, and concluded that the fair value of the trade name exceeded its carrying value. However, based on the same factors described above for goodwill, we performed an interim impairment analysis of our trade name as of December 31, 2008

(the interim testing date). Based on our analysis, we concluded that the fair value of the Ceridian trade name exceeded its carrying value, indicating that the asset was not impaired. However, if difficult market and economic conditions continue over a sustained period, we may experience a decline in the fair value of our trade name as compared to the interim testing date level. A decline in fair value may require us to record an impairment charge related to our trade name in future periods.

Capitalization, Amortization and Impairment Analysis of Technology

Our technology efforts are substantially for internal use and, as indicated in Note 2, Accounting Policies—Technology, we rely on AICPA Statement of Position 98-1 (“SOP 98-1”) for accounting guidance. Therefore, for our modification or development efforts, we need to identify by nature and by stage of development those costs which are to be capitalized rather than charged to operations as incurred. We also need to identify the point at which the modified or developed technology is ready for use, capitalization of cost will cease and amortization of that cost will begin. Costs incurred subsequent to the ready for use date will generally be charged to operations and only capitalized if justified as a material improvement in the functionality of the capitalized technology product.

We regularly review the carrying value of technology in connection with our impairment analysis of other long-lived assets and recognize a loss when the value of estimated undiscounted net cash flow benefit related to the asset group falls below the unamortized cost, or when abandoned.

Determination of our Liability for Pensions and Other Postretirement Benefits

We present information about our pension and postretirement benefit plans in Note 11, “Retirement Plans.” The determination of the liabilities and expenses for pensions and other postretirement benefits are accomplished with the assistance of independent actuaries using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). The rate used to discount future estimated liabilities is determined considering three independently prepared yield curves, taking into consideration the timing of the estimated defined benefit payments. The impact on the liabilities of a change in the discount rate of  1/4 of 1% would be approximately $15.3 and approximately $0.2 to pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of  1/4 of 1% would impact pre-tax earnings by approximately $1.3.

Determination of Fair Value and Estimated Expected Life Related to Stock Options Granted

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is usually the vesting period. We elected the modified-prospective method of adopting SFAS 123R under which prior periods are not retroactively restated. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date was recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated results of operations and the statement of cash flows. However, we believe that stock-based compensation aligns the interests of employees with the interests of shareholders. See Note 12, “Stock-Based Compensation Plans,” of this report for further information regarding our stock-based compensation plans.

We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options with term-based vesting conditions. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including the risk-free interest rate and expected volatility of our stock price in future periods.

We use an integrated Monte Carlo simulation model and a trinomial lattice model to determine fair value of the performance-based options. The Monte Carlo model calculates probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to fair value the options as well as assumptions of other variables, including the risk-free interest rate and expected volatility of our stock price in future periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we adopt a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings.

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

Successor

To determine fair value of both term and performance based stock options, the risk-free interest rate used was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the contractual term of the option. The estimated volatility of our common stock is based on the historical 120-month volatility data for selected comparable public companies and our actual volatility for a six year period before the Merger. Because we do not anticipate paying any cash dividends in the foreseeable future, we use an expected dividend yield of zero. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We analyze historical data to estimate pre-vesting forfeitures and record stock-based compensation expense for those awards expected to vest. We recognize term-based stock compensation expense using the straight-line method.

To estimate the expected life of term-based options, we have used the simplified method allowed by Staff Accounting Bulletin No. 110, “Share-Based Payment.” Our historical experience (subsequent to the Merger) is too limited to be able to reasonably estimate expected life and historical experience of options granted by Ceridian Holding subsequent to the Merger.

Predecessor

To determine fair value, we analyzed historical employee exercise and termination data to estimate the expected life assumption. We believed that historical data represented the best estimate of the expected life of a new employee option. We also stratified our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate used was based on the implied yield available on U.S. Treasury zero coupon issues. The estimated volatility of our common stock was based on historical daily volatility levels of our common shares. We believed the historical data represented the best estimate of the volatility. Because we did not anticipate paying any cash dividends, we used an expected dividend yield of zero. The amount of stock-based compensation expense we recognized during a period was based on the portion of the awards that were ultimately expected to vest. We estimated option forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. We analyzed historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense for those awards expected to vest.

Tax Matters

As a company with operations in many states in the United States, as well as in the United Kingdom and Canada, we record an estimated liability and expense for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. The liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. We record a valuation allowance to reduce our deferred tax assets when it is more likely than not the deferred tax asset will not be realized.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes – an amendment of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of income tax positions. We adopted the new standard January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. We are continuing to follow our practice of classifying our interest and penalties related to income taxes as a component of our income tax provision.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. On February 2, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP No. FAS 157-2 are effective for fiscal years beginning after November 15, 2007. We have has elected a partial deferral of SFAS No. 157 under the provisions of FSP No. FAS 157-2 related to its application when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 did not have a material effect on the results of our operations or financial position. The portion of SFAS No. 157 that will become effective January 1, 2009 is not expected to have an effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51 and establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have an effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and we are currently evaluating the impact of this new standard on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after December 15, 2008 and in the first quarter of 2009, we will include the required financial statement disclosures commencing with the first quarter of 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and is not expected to have an effect on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 13, 2008. We adopted SFAS No. 162 during our fiscal quarter ended December 31, 2008 and it did not have any effect on our consolidated financial position and results of operations.

In October 2008, the FASB issued and we adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 became effective upon issuance. FSP No. 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP No. 157-3 did not have a material impact on our condensed consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

Our primary market risk exposure is interest rate risk. We invest funds held temporarily for our clients in interest bearing instruments, earning interest income in lieu of additional service fees. Interest income from customer funds is recorded as revenue net of any interest credits due clients. In addition, we hold short-term investments for our own account for liquidity purposes and issue debt instruments, with related interest income and interest expense recorded as such in the statement of operations. All interest rate sensitive instruments are held in portfolios for investment purposes, and no such instruments are held in trading portfolios. Our interest rate risk exposures are summarized in the table below.

	Invested Customer Funds	Ceridian Short-term Investments	Variable Rate Debt Instruments	Net Position
Average balances
2008	$3,339.2	$249.3	$(2,288.0)	$1,300.5
2007	$3,293.5	$358.0	$(405.0)	$3,246.5
2006	$2,998.1	$296.3	$(89.8)	$3,204.6
Average interest rate
2008	2.91%	2.0%	5.86%	(2.44%)
2007	4.36%	5.98%	7.73%	4.15%
2006	4.40%	4.56%	5.46%	4.39%
Interest income (expense)
2008	$97.2	$5.0	$(134.0)	$(31.8)
2007	$143.7	$21.4	$(29.3)	$135.8
2006	$132.0	$13.5	$(4.9)	$140.6

At December 31, 2008, our invested customer funds were $4,739.9, Ceridian short-term investments were $177.2 and variable rate debt instruments were $2,250. In 2008, our interest revenue decreased $46.5 compared to 2007 due to lower interest rates which subtracted $48.7 offset by increased invested balances which added $2.2. In 2007, our interest revenue increased $11.7 compared to 2006, with $13.0 due to higher investment balances offset by a $1.3 decline due to lower interest rates.

We further discuss interest rate derivative contracts in Note 2, “Accounting Policies—Cash and Investments, including Derivatives” and Note 5, “Investing Activity” to our audited consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

We manage our interest rate risk by modeling the impact of changes in interest rates on interest income and interest expense. In modeling our overall interest rate market risk, we make assumptions about levels of customer funds, short-term investments, variable rate debt instruments, interest rate derivative instruments and the levels and shapes of the interest rate curves in the United States and Canada. At December 31, 2008, the U.S. Client Funds portfolio held only $50.0 of longer-term securities, we held no interest rate derivative instruments, and we assume no interest rate derivative instruments are purchased for purposes of calculations presented here. The amount of prepayment risk in the investment portfolios is negligible and therefore excluded from this analysis. Also at that date, we had issued $2,250.0 term loans that pay interest based on variable interest rates, an amount that approximately offsets our expected U.S. floating rate assets. Based on these assumptions, we estimate that for rising interest rate scenarios, net interest income will increase $2.7 annually for each 100 basis points increase in interest rates for the full year of 2009. For falling interest rate scenarios, net interest expense will decline by a like amount. In order to mitigate a portion of the variable rate interest exposure under our senior secured credit facilities, effective January 20, 2009, we entered into a three year interest rate swap, pursuant to which we will receive a one month LIBOR and pay a fixed interest rate, resulting in an all-in fixed rate of 4.75% on $250.0 of our senior secured credit facilities. Effective March 19, 2009, we entered into another three-year interest rate swap with a highly rated counterparty. Pursuant to the contract, we will receive one month LIBOR and pay a fixed interest rate, resulting in an all-in effective fixed rate of 4.91% on $250.0 of our senior secured credit facilities. At December 31, 2008 and 2007, we held no interest rate derivative instruments.

Fuel Price Market Risk

Our Comdata business revenue and net earnings is exposed to variability based on changes in the price of diesel fuel and gasoline. In certain cases, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue, accordingly.

We manage our fuel price risk by modeling the impact of changes in fuel prices on transaction fee revenue and net income. Diesel fuel and gasoline price derivative instruments or similar instruments may be purchased as part of our risk management program and the effects of these instruments are modeled as part of our overall fuel risk sensitivity position. No fuel price derivative instruments were held at December 31, 2008.

As reported by the U.S. Department of Energy, the average price per gallon of highway diesel fuel number 2 was $3.80 in 2008, $2.88 in 2007, and $2.70 in 2006. These rising diesel fuel prices increased Comdata revenue approximately $12.0 in 2008, $3.4 in 2007, and $5.7 in 2006 but were offset by realized losses on diesel fuel price derivative contracts of $1.5 in 2007 and $2.9 in 2006.

In February 2007, we entered into diesel fuel price derivative instruments that had the effect of hedging approximately 30% of our anticipated fuel exposure for 2007 with an average strike price of $2.65 per gallon. We estimate that for diesel fuel number 2, a 10 cent change in the annual average price impacts Comdata revenue and pretax income by $2.0.

Similar to diesel fuel price risk, our Comdata business revenue and net income are subject to variability based on changes in gasoline prices. We estimate that for each 10 cent change in the annual average price of gasoline, Comdata’s revenue and pretax income are impacted $0.5. Due to increases in the average price of gasoline during 2008, 2007 and 2006, Comdata’s revenue was $3.9 higher in 2008, $0.4 higher in 2007 and $0.7 higher in 2006 from what it would have been had gasoline prices remained stable during those years.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements.

The following financial statements and reports are filed as part of this report:

Page

Report of Independent Registered Public Accounting Firm	60

Consolidated Statements of Operations for the year ended December 31, 2008, periods November 10, 2007 through December 31, 2007, January 1, 2007 though November 9, 2007, and year ended December 31, 2006	61

Consolidated Balance Sheets as of December 31, 2008 and 2007	62

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2008, periods November 10, 2007 through December 31, 2007, January 1, 2007 though November 9, 2007, and year ended December 31, 2006	63

Consolidated Statements of Cash Flows for the year ended December 31, 2008, periods November 10, 2007 through December 31, 2007, January 1, 2007 though November 9, 2007, and year ended December 31, 2006	67

Notes to Consolidated Financial Statements for the year ended December 31, 2008, periods November 10, 2007 through December 31, 2007, January 1, 2007 though November 9, 2007, and year ended December 31, 2006	68

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ceridian Corporation:

We have audited the accompanying consolidated balance sheets of Ceridian Corporation (a wholly owned subsidiary of Ceridian Holding Corp.) and subsidiaries as of December 31, 2008 and 2007 (successor), and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008 (successor), the periods from November 10, 2007 to December 31, 2007 (successor) and January 1, 2007 to November 9, 2007 (predecessor), and for the year ended December 31, 2006 (predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceridian Corporation (a wholly owned subsidiary of Ceridian Holding Corp.) and subsidiaries as of December 31, 2008 and 2007 (successor), and the results of their operations and their cash flows for the year ended December 31, 2008 (successor), the periods from November 10, 2007 to December 31, 2007 (successor) and January 1, 2007 to November 9, 2007 (predecessor), and for the year ended December 31, 2006 (predecessor) in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008.

/s/ KPMG LLP

Minneapolis, Minnesota

March 30, 2009

CERIDIAN CORPORATION

(A wholly owned subsidiary of Ceridian Holding Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Revenue	$1,565.3	$237.0	$1,407.9	$1,565.1
Costs and expenses
Cost of revenue	884.5	128.2	782.0	852.4
Selling, general & administrative	471.6	70.8	451.3	440.1
Research & development	29.2	4.0	26.7	28.6
(Gain) loss on derivative instruments	—	(0.1)	2.0	2.7
Other (income) expense, net	24.6	6.4	(9.7)	(10.5)
Interest income	(5.0)	(3.4)	(18.0)	(13.5)
Interest expense	295.9	50.3	5.3	6.0

Earnings (loss) before income taxes	(135.5)	(19.2)	168.3	259.3
Income tax provision (benefit)	(43.1)	(6.8)	72.8	85.7

Net earnings (loss)	$(92.4)	$(12.4)	$95.5	$173.6

See notes to consolidated financial statements.

CERIDIAN CORPORATION

(A wholly owned subsidiary of Ceridian Holding Corp.)

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and equivalents	$184.8	$98.6
Short-term investments	19.7	—
Trade and other receivables, net	657.4	803.8
Prepaids	115.9	60.1
Other current assets	7.7	12.0

Total current assets before customer funds	985.5	974.5
Customer funds	4,765.3	3,826.5

Total current assets	5,750.8	4,801.0
Property, plant and equipment, net	76.1	84.5
Goodwill	3,402.8	3,504.7
Other intangible assets, net	1,304.8	1,444.8
Deferred financing fees	61.4	65.3
Other noncurrent assets	49.3	41.2

Total assets	$10,645.2	$9,941.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$28.7	$2.6
Accounts payable	89.6	98.5
Drafts and settlements payable	190.9	233.7
Customer advances	39.9	37.8
Accrued interest	23.5	32.8
Deferred revenue	164.5	53.3
Deferred income taxes	—	14.4
Accrued taxes	3.6	11.1
Employee compensation and benefits	70.7	77.0
Other accrued expenses	55.6	84.1

Total current liabilities before customer funds obligations	667.0	645.3
Customer funds obligations	4,740.6	3,809.5

Total current liabilities	5,407.6	4,454.8
Long-term obligations, less current portion	3,511.5	3,532.1
Deferred income taxes	223.8	327.7
Employee benefit plans	272.4	84.0
Other noncurrent liabilities	44.5	55.5

Total liabilities	9,459.8	8,454.1
Stockholders’ equity
Common stock, $.01 par, authorized 10,540,540 shares, issued 50,000 shares	—	—
Paid-in capital	1,550.0	1,544.5
Retained earnings (accumulated deficit)	(104.8)	(12.4)
Accumulated other comprehensive loss	(259.8)	(44.7)

Total stockholders’ equity	1,185.4	1,487.4

Total liabilities and stockholders’ equity	$10,645.2	$9,941.5

See notes to consolidated financial statements.

CERIDIAN CORPORATION

(A wholly owned subsidiary of Ceridian Holding Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in millions)

							Accumulated Other Comprehensive Income (Loss)
	Common Shares Issued		Treasury Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Unrealized (loss) gain on Customer Funds	Unrealized gain on Marketable Securities	Pension & Postretirement Liability Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance on January 1, 2006	151,567,406	$1.5	(6,848,402)	$(144.1)	$931.0	$693.4	$48.9	$(0.9)	$3.2	$(241.2)	$1,291.8
Net earnings	—	—	—	—	—	173.6		—	—	—	173.6
Foreign currency translation	—	—	—	—	—	—	3.6	—	—	—	3.6
Change in unrealized gain (loss), net of tax of $(0.9) and $0.6	—	—	—	—	—	—	—	(1.1)	1.5	—	0.4
Realized net (gain), net of income tax of $(0.0) and $(0.9)	—	—	—	—	—	—	—	0.1	(1.4)	—	(1.3)
Pension & postretirement liability adjustment, net of tax of $119.8	—	—	—	—	—	—	—	—	—	223.4	223.4

Total comprehensive income											399.7
Pension & other postretirement adjustment for adoption of SFAS 158, net of tax of $(103.9)	—	—	—	—	—	—	—	—	—	(196.6)	(196.6)
Exercises of stock options	—	—	8,724,312	197.7	(28.0)	—	—	—	—	—	169.7
Restricted stock awards, net	—	—	93,495	2.4	(1.2)	—	—	—	—	—	1.2
Employee stock purchase plans	—	—	1,095	—	0.1	—	—	—	—	—	0.1
Repurchases	—	—	(13,052,441)	(316.8)	—	—	—	—	—	—	(316.8)
Tax benefit from stock options	—	—	—	—	22.1	—	—	—	—	—	22.1

Balance on December 31, 2006	151,567,406	$1.5	(11,081,941)	$(260.8)	$924.0	$867.0	$52.5	$(1.9)	$3.3	$(214.4)	$1,371.2

See notes to consolidated financial statements.

CERIDIAN CORPORATION

(A wholly owned subsidiary of Ceridian Holding Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in millions)

							Accumulated Other Comprehensive Income (Loss)
	Common Shares Issued		Treasury Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Unrealized (loss) gain on Customer Funds	Unrealized gain on Marketable Securities	Pension & Postretirement Liability Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance on January 1, 2007	151,567,406	$1.5	(11,081,941)	$(260.8)	$924.0	$867.0	$52.5	$(1.9)	$3.3	$(214.4)	$1,371.2
Net earnings	—	—	—	—	—	95.5	—	—	—	—	95.5
Foreign currency translation	—	—	—	—	—	—	41.2	—	—	—	41.2
Change in unrealized gain (loss), net of tax of $4.6 and $0.0	—	—	—	—	—	—	—	7.0	0.1	—	7.1
Realized net (gain), net of tax of $(0.0) and $(0.9)	—	—	—	—	—	—	—	0.1	(2.8)	—	(2.7)
Pension & postretirement liability adjustment, net of tax of $6.2	—	—	—	—	—	—	—	—	—	21.1	21.1

Total comprehensive income											162.2
Exercises of stock options	—	—	3,845,959	90.0	(16.8)	—	—	—	—	—	73.2
Restricted stock awards, net	—	—	(76,874)	1.7	4.9	—	—	—	—	—	6.6
Employee stock purchase plans	—	—	51,192	0.1	36.9	—	—	—	—	—	37.0
Repurchases	—	—	—	—	—	—	—	—	—	—	—
Tax benefit from stock options	—	—	—	—	37.0	—	—	—	—	—	37.0

Balance on November 9, 2007	151,567,406	$1.5	(7,261,664)	$(169.0)	$986.0	$962.5	$93.7	$5.2	$0.6	$(193.3)	$1,687.2

See notes to consolidated financial statements.

CERIDIAN CORPORATION

(A wholly owned subsidiary of Ceridian Holding Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

(Dollars in millions)

							Accumulated Other Comprehensive Income (Loss)
	Common Shares Issued		Treasury Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Unrealized (loss) gain on Customer Funds	Unrealized gain on Marketable Securities	Pension & Postretirement Liability Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance on November 10, 2007	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(12.4)		—	—	—	(12.4)
Foreign currency translation	—	—	—	—	—	—	(42.7)	—	—	—	(42.7)
Change in unrealized gain (loss), net of tax of $3.4 and $(0.2)	—	—	—	—	—	—	—	5.8	(0.3)	—	5.5
Pension & postretirement liability adjustment, net of tax of $(4.9)	—	—	—	—	—	—	—	—	—	(7.5)	(7.5)

Total comprehensive loss											(57.1)
Equity contributions, net of $55.8 of equity issuance costs	50,000	—	—	—	1,544.2	—	—	—	—	—	1,544.2
Stock-based compensation	—	—	—	—	0.3	—	—	—	—	—	0.3

Balance on December 31, 2007	50,000	$—	—	$—	$1,544.5	$(12.4)	$(42.7)	$5.8	$(0.3)	$(7.5)	$1,487.4

See notes to consolidated financial statements.

CERIDIAN CORPORATION

(A wholly owned subsidiary of Ceridian Holding Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

(Dollars in millions)

							Accumulated Other Comprehensive Income (Loss)
	Common Shares Issued		Treasury Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Unrealized (loss) gain on Customer Funds	Unrealized gain on Marketable Securities	Pension & Postretirement Liability Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance on January 1, 2008	50,000	$—	—	$—	$1,544.5	$(12.4)	$(42.7)	$5.8	$(0.3)	$(7.5)	$1,487.4
Net loss	—	—	—	—	—	(92.4)		—	—	—	(92.4)
Foreign currency translation	—	—	—	—	—	—	(104.2)	—	—	—	(104.2)
Change in unrealized gain (loss), net of tax of $4.1 and $(0.3)	—	—	—	—	—	—	—	9.6	(0.2)	—	9.4
Pension & postretirement liability adjustment, net of tax of $(75.8)	—	—	—	—	—	—	—	—	—	(120.3)	(120.3)

Total comprehensive loss											(307.5)
Equity contributions	—	—	—	—	2.5	—	—	—	—	—	2.6
Stock-based compensation	—	—	—	—	3.0	—	—	—	—	—	2.9

Balance on December 31, 2008	50,000	$—	—	$—	$1,550.0	$(104.8)	$(146.9)	$15.4	$(0.5)	$(127.8)	$1,185.4

See notes to consolidated financial statements.

CERIDIAN CORPORATION

(A wholly owned subsidiary of Ceridian Holding Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Cash Flows from Operating Activities
Net earnings (loss)	$(92.4)	$(12.4)	$95.5	$173.6
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Deferred income tax provision (benefit)	(65.8)	(24.2)	33.7	25.3
Depreciation and amortization	177.4	25.4	74.0	86.9
Amortization of debt issuance costs and debt discount	10.7	1.6	—	—
Provision for doubtful accounts	11.9	1.0	2.8	5.3
Net periodic pension cost (benefit)	(1.4)	(1.2)	8.8	6.7
Unrealized (gain) loss on derivative instruments	(0.4)	(0.6)	1.0	(0.2)
Gain on sale of marketable securities and other assets	—	—	(9.2)	(9.3)
Stock-based compensation	3.0	0.3	45.0	21.0
Tax benefits from stock-based compensation	—	—	(30.7)	(22.1)
Customer fund investment impairments	15.9	—	—	—
Foreign currency remeasurement loss	21.2	6.6	—	—
Other	(3.9)	(1.6)	2.8	2.1
Changes in operating assets and liabilities excluding effects of acquisitions:
Trade and other receivables	103.1	(0.8)	(84.5)	(113.3)
Accounts payable	(2.2)	(46.7)	50.5	(2.6)
Drafts and settlements payable	(42.8)	(77.3)	41.8	36.5
Deferred revenue	117.9	39.7	21.7	54.3
Employee compensation and benefits	(2.5)	24.6	(18.1)	(4.1)
Accrued taxes	(37.1)	13.8	(5.8)	3.6
Contribution to retirement plan trust	—	—	—	(75.0)
Other current assets and liabilities	(44.9)	1.1	(20.9)	(27.0)

Net cash provided by (used for) operating activities	167.7	(50.7)	208.4	161.7
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(196.0)	(36.7)	(240.6)	(238.2)
Proceeds from sale and maturity of customer funds marketable securities	1,049.0	26.9	261.4	198.5
Net change in restricted cash and other restricted assets held to satisfy customer funds	(1,938.0)	1,805.4	(920.0)	(228.9)
Expended for property, plant and equipment	(28.5)	(3.9)	(33.2)	(30.3)
Expended for technology	(24.2)	(4.2)	(20.8)	(22.7)
Proceeds from sales of business and assets	0.6	3.3	14.3	20.0
Short-term investments	(19.7)	—	—	—
Expended for acquisitions of investments and businesses, less cash acquired	(4.7)	—	(10.4)	(41.1)

Net cash used for investing activities	(1,161.5)	1,790.8	(949.3)	(342.7)
Cash Flows from Financing Activities
Increase (decrease) in customer funds obligations, net	1,085.0	(1,795.6)	899.2	268.6
Revolving credit facilities and overdrafts, net	4.4	—	(94.0)	(7.5)
Repayment of other long-term obligations	(3.8)	(1.7)	(9.1)	(5.8)
Tax benefits from stock-based compensation	—	—	30.7	22.1
Proceeds from stock option exercises	—	—	75.4	150.8
Acquisition of Ceridian Corporation	—	(5,305.3)	—	—
Repurchase of common stock	—	—	—	(316.8)
Proceeds from debt issuance	—	3,550.0	—	—
Payment of debt issuance costs	(4.8)	(84.8)	—	—
Payment of equity issuance costs	—	(60.3)	—	—
Proceeds from stock issuance	1.5	1,600.0	—	—

Net cash provided by (used for) financing activities	1,082.3	(2,097.7)	902.2	111.4
Effect of Exchange Rate Changes on Cash	(2.3)	(1.0)	1.2	1.4

Net Cash Flows (Used) Provided	86.2	(358.6)	162.5	(68.2)
Cash and equivalents at beginning of period	98.6	457.2	294.7	362.9

Cash and equivalents at end of period	$184.8	$98.6	$457.2	$294.7

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006

Interest and Income Taxes
Interest paid	$294.9	$14.9	$5.4	$6.2
Income taxes paid	$44.1	$5.0	$44.0	$52.4
Income taxes refunded	$44.5	$0.1	$2.9	$0.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and pound sterling in millions, except share data)

1.	ORGANIZATION

On November 9, 2007, Foundation Holdings, Inc. and Foundation Merger Sub Inc., affiliates of the Thomas H. Lee, L.P. and Fidelity National Financial Inc. (the “Sponsors”), completed the acquisition of all the outstanding equity of Ceridian Corporation (the “Merger”). Upon the consummation of the Merger, Ceridian Corporation merged with and into Foundation Merger Sub Inc. and became a wholly-owned subsidiary of Foundation Holdings, Inc. (“Foundation Holdings”), a company whose common stock is owned by Ceridian Intermediate Corporation. Ceridian Intermediate Corp. (“Ceridian Intermediate”) common stock is owned by Ceridian Holding Corp. (“Ceridian Holding”). The Sponsors and their co-investors, including certain members of management, acquired 13% cumulative preferred stock of Ceridian Intermediate (19% of the combined equity value) and common stock of Ceridian Holding (81% of the combined equity value). The preferred stock of Ceridian Intermediate will be senior to the common stock of Ceridian Holding in terms of dividends and upon liquidation.

Although Ceridian Corporation (also referred to in this report as the “Company,” “we,” “our” and “us”) continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying consolidated statements of operations, cash flows, and stockholder’s equity and comprehensive income are presented for two periods: Predecessor and Successor, which related to the period preceding and the period succeeding the Merger date of November 9, 2007, respectively.

Ceridian Corporation (the “Company”) is an information services company principally in the human resource, transportation and retail markets. We are comprised of three business segments: Human Resource Solutions (“HRS”), Stored Value Solutions (“SVS”) and Comdata (“Comdata”). The HRS segment enables customers to outsource a broad range of employment processes, such as payroll, tax filing, human resource information systems, employee self-service, time and labor management, benefits administration, employee assistance and work-life programs, recruitment and applicant screening, and post-employment health insurance portability compliance. We have HRS operations primarily in the United States, Canada and the United Kingdom. The SVS business segment sells stored value cards and provides card-based services primarily to retailers in the form of gift cards, credits for product returns and retail promotions, as well as card processing for certain other card types. The Comdata business segment provides transaction processing, financial services and regulatory compliance services primarily to transportation industries. SVS and Comdata’s operations are located primarily in the United States. Our businesses are more fully described in Note 18, “Segment Data.”

2.	ACCOUNTING POLICIES

Basis of Consolidation

We include in our consolidated financial statements the subsidiaries and investments in which we have a majority interest and any variable interest entity (“VIE”) in which we have controlling financial interest. All material intercompany transactions have been eliminated from our consolidated financial statements.

We consolidate the grantor trusts that hold funds provided by our HRS payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the United States and Canada. As stated in Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the enterprise with a controlling financial interest consolidates a VIE. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The grantor trusts are deemed a VIE as they do not have the obligation to absorb their expected losses if they occur or the right to receive their expected residual returns if they occur. For application of FIN No. 46(R), we are deemed to have a controlling financial interest in the grantor trusts as we have the right to receive investment income from invested customer funds and the obligation to the trust to absorb losses on invested customer funds if they occur. Further information on our accounting for these funds is provided in the section “Revenue Recognition” later in this Note 2 and in Note 7, “Customer Funds.”

We account for our less than 20% owned investments at cost and periodically review those investments to determine whether we exercise a degree of significant influence over their management that would require the application of the equity method. We held no equity method investments as of December 31, 2008 or 2007.

Assignment of Fair Values Upon Acquisition of Goodwill and Other Intangible Assets

In the event of a business combination where we are the acquiring party, we are required to assign fair values to all identifiable assets and liabilities acquired, including intangible assets such as customer lists, identifiable intangible trademarks, technology and covenants not to compete. We are also required to determine the useful life for amortizable identifiable intangible assets acquired. These determinations require significant judgments, estimates and assumptions and, when material amounts are involved, we generally utilize the assistance of independent valuation consultants. The remainder of the purchase cost of the acquired business not assigned to identifiable assets or liabilities is then recorded as goodwill. We assess the carrying value of goodwill annually, or more frequently when certain developments occur, for impairment of that value.

A number of significant assumptions and estimates are also involved in determining the current fair value of the reporting units including operating cash flows, markets and market share, sales volumes and prices and working capital changes. We consider historical experience and all available information at the time the fair values of our reporting units are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. The evaluation of impairment involves comparing the current fair value of the reporting units to the recorded value.

If the recorded value of a reporting unit exceeds its current fair value, then to the extent that the recorded value of goodwill of the reporting unit exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets and the excess is the implied fair value of goodwill.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. On February 2, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP No. FAS 157-2 are effective for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS No. 157 under the provisions of FSP No. FAS 157-2 related to its application when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 did not have a material effect on the results of our operations or financial position. The portion of SFAS No. 157 that will become effective January 1, 2009 is not expected to have an effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51 and establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have an effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and we are currently evaluating the impact of this new standard on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after December 15, 2008 and in the first quarter of 2009, we will include the required financial statement disclosures commencing with the first quarter of 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and is not expected to have an effect on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 162 became effective on November 13, 2008. We adopted SFAS No. 162 during our fiscal quarter ended December 31, 2008 and it did not have any effect on our consolidated financial position and results of operations.

In October 2008, the FASB issued and we adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 became effective upon issuance. FSP No. 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP No. 157-3 did not have a material impact on our condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values to goodwill and other intangible assets and testing for impairment, the capitalization, amortization and impairment testing of technology, the valuation of certain customer fund investments and noncurrent assets, the determination of our liability for pensions and postretirement benefits, costs associated with restructuring operations, the determination of fair value and estimated expected life related to stock options granted, and the resolution of tax matters and contingencies. Further discussion on these estimates can be found in related disclosures elsewhere in the notes to consolidated financial statements.

Changes in Presentation

We have reclassified certain prior year amounts to conform to the current year’s presentation.

For the year ended December 31, 2007, we reclassified customer funds and customer funds obligations that had been previously presented outside of current assets and current liabilities, respectively, within the consolidated balance sheets, to current assets and current liabilities, respectively for all periods presented. Previously presented amounts reclassified were customer funds of $3,851.8 and customer fund obligations of $3,834.8 at December 31, 2007. This reclassification had no impact on total assets or liabilities for any period presented.

For the periods ended December 31, 2007, 2006, 2005 and 2004 we decreased customer funds and customer fund obligations by $25.3, $1.1, $10.5 and $42.7, respectively, to properly reflect book overdrafts with certain financial institutions.

We have changed the presentation of our statements of consolidated cash flows. We have included the purchases of customer funds marketable securities, proceeds from the sale or maturity of customer funds marketable securities and the net increase (decrease) of restricted cash held to satisfy customer funds obligations within the statements of consolidated cash flows in investing activities for all periods presented. Additionally, we have included the net increase (decrease) in customer funds obligations within the statements of consolidated cash flows in financing activities for all periods presented. The impact of the change in presentation was as follows:

	Successor	Predecessor
	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Net cash flows used in investing activities - as previously reported	$(4.8)	$(50.1)	$(74.1)
Impact of change in presentation	1,795.6	(899.2)	(268.6)
Net cash flows (used in) provided by investing activities - as presently reported	1,790.8	(949.3)	(342.7)
Net cash flows (used in) provided by financing activities - as previously reported	(302.1)	3.0	(157.2)
Impact of change in presentation	(1,795.6)	899.2	268.6
Net cash flows (used in) provided by financing activities - as presently reported	(2,097.7)	902.2	111.4

This change in presentation had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

See Note 7, “Customer Funds” for additional disclosures related to our customer funds assets and customer funds obligations.

Cash and Investments, including Derivatives

We classify investments that are readily convertible to cash within three months of purchase as cash equivalents in our consolidated balance sheets and report those amounts at amortized cost (which approximates fair value). We account for our investments in marketable securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments other than marketable securities or derivative instruments under Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” Customer funds and other investments in marketable equity or debt securities are classified as available-for-sale and reported in the balance sheet at fair value, with changes in fair value reported in accumulated other comprehensive income as further discussed in Note 5, “Investing Activity.”

We account for investments in equity securities that do not have a readily determinable fair value under the cost method. The investment is recorded at cost and no adjustments are made for changes in fair value unless there is an indication that impairment may have occurred. If an impairment indicator is present, in accordance with the provisions of FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the fair value of the investment is estimated. If an other-than-temporary impairment has occurred, then the asset write-down to its fair value is recorded to earnings and the cost of the investment is adjusted and shall not be adjusted for subsequent recoveries in fair value.

We account for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under SFAS 133. Derivatives that do not meet the SFAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the consolidated statement of operations as a gain or loss on derivative instruments. In those cases where the derivative meets the SFAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in stockholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. We may enter into interest rate and fuel price derivative instruments for the purpose of economically hedging revenue risk and not for speculative activity. Our economic hedging activities may include the use of contracts such as swaps, collars, caps and floors, as economic hedges of variable income from investments of customer funds and corporate cash, in the case of interest rate derivatives, and, in the case of fuel price derivatives, from transportation revenue based on a percentage of the dollar value of the transaction processed. We further discuss derivative instruments in Note 5, “Investing Activity.”

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

Trade and Other Receivables, Net

Trade and other receivables balances are shown on the consolidated balance sheets net of the allowance for doubtful accounts of $13.5 and $12.3 as of December 31, 2008 and 2007, respectively. Amounts recorded on the consolidated balance sheets approximate fair value.

We assess the collectibility of our accounts receivable based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The amount established for the allowance for doubtful accounts is dependent on various matters including changes in the customer’s financial condition and general economic factors.

We assess the reserve for sales adjustment based on an analysis of historical trends. The amount established for the reserve for sales adjustment is dependent on various matters including customer negotiations and the notification of disputes by the customer.

Property, Plant and Equipment

Our property, plant and equipment assets as of November 9, 2007 were revalued to fair value with assets acquired after November 9, 2007 being carried at cost and depreciated for financial statement purposes generally using the straight-line method at rates based on the estimated lives of the assets, which are generally as follows:

	Successor	Predecessor
Buildings	40 years	40 years
Building improvements	5-10 years	5-10 years
Machinery and equipment	3-8 years	3-8 years
Computer equipment	3-6 years	3-6 years

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

Goodwill and Other Intangibles

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to reporting units based on the benefits derived from the acquisition. Goodwill and indefinite lived intangibles are not amortized against earnings but instead are subject to impairment review on at least an annual basis. We perform the assessment of our goodwill and indefinite lived intangibles balances as of October 1 of each year.

Intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. With the exception of a trade name that is not amortized, these assets are amortized on a straight-line basis generally over the following periods:

	Successor	Predecessor
Customer lists and relationships	12-15 years	3-15 years
Technology	3-7 years	3-7 years
Non-compete agreements	2 years	2-7 years

We regularly review these recorded amounts and assess their recoverability along with our other long-lived asset groups. Our review considers factors such as whether the amortization of other intangible assets for each operating unit can be recovered through forecasted undiscounted cash flows over their remaining economic life. We discuss the results of current reviews in Note 13, “Supplementary Data to the Statement of Operations.”

Technology Costs

Our technology efforts are for internal use. Under the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with technology developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project which it deems probable of completion. Capitalized internal-use technology costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the technology; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred while developing the technology. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. We charge research and development costs and other computer software maintenance costs related to technology development to operations as incurred. Capitalized interest included in technology costs was not material.

We generally amortize technology costs using the straight-line method over a range of three to seven years, but not exceeding the expected life of the technology.

We regularly review the carrying value of technology in connection with our impairment analysis of other long-lived assets and recognize a loss when the value of estimated undiscounted net cash flow benefit related to the asset group falls below the unamortized cost, or when abandoned.

Receivables Securitization

During 2007, we terminated a credit facility under which we sold Comdata receivables to third parties through a consolidated subsidiary of Comdata. Prior to its termination, the subsidiary was consolidated because Comdata owned 100% of the equity, the subsidiary’s activities were virtually all on Comdata’s behalf and the substantive risks and rewards of the assets rest directly with Comdata. Additionally, the subsidiary had a unilateral right to reclaim all of the transferred assets. Therefore, we accounted for the outstanding advances as secured borrowings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and the sold receivables and borrowings remained in our consolidated balance sheets. We further explain our policy and the operation of this facility in Note 10, “Financing.”

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

HRS

Repetitive Business

The majority of our HRS revenue is generated by recurring monthly or quarterly fees from our payroll processing, tax filing and other human resource services business (“Payroll and Tax Services”), benefits administration services business (“Benefit Services”) and work-life and employee assistance programs business (“LifeWorks”). This revenue is generated by service fees, income from investment of customer funds in lieu of additional fees, software maintenance and subscription fees.

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

Benefit Services. We provide employee health and welfare benefits administration services to our customers. Employee health and welfare benefits administration services include health insurance portability compliance services related primarily to COBRA (Consolidated Omnibus Budget Reconciliation Act). Health and welfare benefits administration services also encompass benefits provided to active employees, such as: (1) annual health plan enrollment; (2) ongoing employee enrollment and eligibility services; (3) tuition refund plans; (4) transportation reimbursement under the Transportation Equity Act; and (5) Internal Revenue Code Section 125 plans (Flexible Spending), which include fully administered and self-administered flexible spending accounts and premium-only plans.

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

LifeWorks. We provide work-life, employee assistance, health and productivity, and FMLA administration solutions to our clients. LifeWorks services are delivered through on-line access and telephonically, and through face-to-face counseling provided by referral resources. Contracted fees for these services are generally billed monthly or quarterly. Revenue is generally earned and recognized ratably over the term of the contract based on the number of customer employees served and the level of service.

Non-Repetitive Business

We generate revenue from delivery of professional services (i.e., data conversion, implementation and training) and shipment of materials.

Revenue from professional services is non-refundable and is determined either on a time and materials basis or firm fixed fee. If these services or materials are sold on a standalone basis revenue is recognized as the professional services or materials are delivered. When professional services or materials are sold as part of a multiple element arrangement, we allocate revenue first to the fair value of the undelivered element(s) and allocate the residual revenue to the delivered element(s) which revenue is typically recognized over the one to four month implementation and conversion period. In the absence of fair value for an undelivered element(s), the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled, at which time previously deferred revenue is recognized ratably over the remaining average customer life.

SVS

SVS sells stored value cards and provides subsequent activation, reporting and transaction processing services. Customers may also choose to purchase cards alone, without a continuing obligation for services from SVS. SVS recognizes revenue for card sales without services upon shipment.

For card sales with future processing services, revenue on both the card sales and services are deferred and reported on the consolidated balance sheets as deferred income. Costs of the cards sold are deferred and reported on the consolidated balance sheets in other current assets. Costs associated with the services are recognized as incurred. The deferred income and deferred cost on the card sale are both recognized in earnings over the estimated life of the card, which includes the transaction processing period. The recognition period is 30 months, beginning upon activation of the card. The deferred income on the services where we charge a fee upon card activation for unlimited transactions is recognized in earnings over the same 30 month period, beginning when the fee is assessed. The deferred income on the services where we charge a fee each time a transaction is processed is recognized in earnings over the same 30 month period, beginning when the fee is assessed. Our history of providing services to our customers indicates that (1) we can expect activation of a card within approximately eight months following card shipment, and (2) during the six months following the activation of a card, approximately 90% of the services have been performed. Sales of cards under either arrangement do not include a right of return of the cards shipped.

Comdata

Comdata’s payments system is designed to enable truck drivers to obtain funding for purchases and cash advances at truck stops and other locations en route to their destinations. Drivers may use Comdata’s proprietary Comdata Card to purchase fuel and other approved items, obtain cash advances from automated teller machines or through the use of Comchek drafts and make direct deposits of pay, settlements or trip advances to personal bank accounts. Revenue from payment transactions is based on a per transaction fee that is either a fixed amount or a percentage of the face value of the transaction and is recognized when the transaction is processed.

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

Comdata also provides fueling centers with: (1) PC-based, point of sale systems that automate the various transactions that occur at a fuel purchase desk; and (2) “pay at the pump” systems which enable customers to transact card-based fuel purchases at the pump. Revenue from the sale of PC-based point of sale equipment and pay at the pump equipment is recognized based on shipping and installation terms. Recurring service revenue for these activities is recognized as earned. Support and maintenance contracts are invoiced periodically with the revenue recognized on a straight-line basis over the maintenance period. These products and services are all sold separately; accordingly, we have standalone value for each product and service. Separate sales also establish the fair value of each of the products and services sold in the event a customer contracts with us for multiple products and/or services. Sales of equipment under these arrangements do not include a right of return.

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

Presentation of Taxes Collected from Customers

A tax assessed by a governmental authority that is directly imposed on a revenue producing transaction is reported on a net basis.

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

For HRS, a substantial portion of the costs included in cost of revenue are recognized as incurred and the remaining costs are recognized over the period of use. The costs recognized as incurred consist primarily of customer service staff costs, customer technical support costs, consulting and purchased services, delivery services and royalties. The costs of revenue recognized over the period of use are depreciation and amortization of technology assets, rentals of facilities and equipment, and direct and incremental costs associated with deferred implementation service revenue.

For Comdata, the principal types of costs included in cost of revenue that are recognized as incurred include customer service staff costs, banking fees and telecommunications costs. The principal Comdata cost of revenue that is recognized when the product is delivered is the cost of equipment sold to customers. The principal Comdata costs of revenue that are recognized over the period of use include depreciation and amortization of technology assets, and rentals of facilities and equipment.

For SVS, the purchase cost of retail card stock is deferred and recognized in proportion to and over the same period as the related revenue.

Selling, General and Administrative Expense

We include in selling expense costs related to maintaining a direct marketing infrastructure and sales force and other direct marketing efforts such as advertising, telemarketing, direct mail and trade shows.

General and administrative expense includes the cost of maintaining the infrastructure of the company that is not directly related to delivery of products and services or selling efforts. Also included in this category are the provision for doubtful accounts receivable, amortization of other intangible assets, net periodic pension costs and one-time costs such as those related to the Merger.

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

Loss on Derivative Instruments

We include in loss on derivative instruments the change in the fair value of derivative instruments designated as economic hedges, which are derivatives that do not meet the SFAS 133 criteria for hedge accounting treatment. We do not enter into derivative instruments for speculative purposes. The effective portion of changes in the fair value of derivative contracts that meets the SFAS 133 hedge accounting requirements is reported in accumulated other comprehensive income. As of December 31, 2008 and 2007, we did not have any derivative contracts that meet the SFAS 133 hedge accounting requirements. We discuss our policy on derivative instruments earlier in this Note 2 under the caption “Cash and Investments, including Derivatives.”

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

Stock-Based Compensation

In December 2004, FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method, under which prior periods are not retroactively restated. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date was recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

The adoption of SFAS 123R had a material impact on our consolidated results of operations and the statement of cash flows. However, we believe that stock-based compensation aligns the interests of employees with the interests of shareholders. See Note 11, “Stock-Based Compensation Plans,” of this report for further information regarding our stock-based compensation plans.

We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options with term-based vesting conditions. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including the risk-free interest rate and expected volatility of our stock price in future periods.

We use an integrated Monte Carlo simulation model and a trinomial lattice model to determine fair value of the performance-based options. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to fair value the options.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we adopt a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings.

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

Successor

To determine fair value of both term and performance based stock options, the risk-free interest rate used was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the contractual term of the option. The estimated volatility of our common stock is based on the historical 120-month volatility data for selected comparable public companies and our actual volatility for a six year period before the Merger. Because we do not anticipate paying any cash dividends in the foreseeable future, we use an expected dividend yield of zero. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest.

We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We analyze historical data to estimate pre-vesting forfeitures and record stock-based compensation expense for those awards expected to vest. We recognize term-based stock compensation expense using the straight-line method.

To estimate the expected life of term-based options, we have used the simplified method allowed by Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment.” Our historical experience (subsequent to the Merger) is too limited to be able to reasonably estimate expected life and historical experience of options granted by Ceridian Holding subsequent to the Merger.

Predecessor

To determine fair value, we analyzed historical employee exercise and termination data to estimate the expected life assumption. We believed that historical data represented the best estimate of the expected life of a new employee option. We also stratified our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate used was based on the implied yield available on U.S. Treasury zero coupon issues. The estimated volatility of our common stock was based on historical daily volatility levels of our common shares. We believed the historical data represented the best estimate of the volatility. Because we did not anticipate paying any cash dividends, we used an expected dividend yield of zero. The amount of stock-based compensation expense we recognized during a period was based on the portion of the awards that were ultimately expected to vest. We estimated option forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. We analyzed historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense for those awards expected to vest.

Litigation

We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims. We account for these claims in accordance with SFAS 5, “Accounting for Contingencies.” We accrue for those expenses where information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Income Taxes

We base our provision or benefit for income taxes on income recognized for financial statement purposes, which includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. We record a valuation allowance to reduce our deferred tax assets when it is more likely than not the deferred tax asset will not be realized.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes – an amendment of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of income tax positions. We adopted the new standard January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. We are continuing to follow our practice of classifying our interest and penalties related to income taxes as a component of our income tax provision.

Translation of Foreign Currencies

We have international operations whereby the local currencies serve as functional currencies. We translate foreign currency assets and liabilities at the end-of-period exchange rates and foreign currency statements of operations at the weighted average exchange rates for each period. We report the effect of changes in the U.S. dollar carrying values of assets and liabilities of our international operations that are due to changes in exchange rates between the U.S. dollar and their functional currency as “foreign currency translation” in “accumulated other comprehensive income” in the accompanying consolidated statements of stockholders’ equity and comprehensive income. Gains and losses from transactions and translation of assets and liabilities denominated in currencies other than the functional currency of the international operation are recorded in results of operations as “other (income) expense, net.”

3.	MERGER

On November 9, 2007, the Sponsors completed the Merger for $5,305.3 which was financed through a combination of borrowings under the Company’s senior secured credit facilities, issuance of senior unsecured notes, available cash from Ceridian Corporation and an equity contribution from the Sponsors. See Note 10, “Financing” for a discussion of our indebtedness.

The following summarizes the allocation of the purchase price of the Merger based on estimated fair values of the assets acquired and liabilities assumed as of November 10, 2007. Our accounting for the Merger follows the requirements of SAB No. 54, “Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase” and SFAS No. 141, “Business Combinations,” which requires the purchase accounting treatment of the Merger be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Merger. We engaged outside appraisal firms to assist in determining the fair value of certain long-lived, tangible and identifiable intangible assets and used these appraisals for the purchase price allocation that was subject to further refinement until all pertinent information was obtained for the restructuring reserve and the final valuation of identifiable intangible assets.

Purchase Price:
Fair market value of Ceridian Corporation common stock	$5,305.3
Direct costs related to the Merger	4.5

Aggregate Purchase Price	$5,309.8

Purchase Price assigned:
Net working capital	$650.0
Property, plant and equipment	90.6
Goodwill	3,537.9
Identifiable intangible assets	1,470.3
Other non-current assets	40.1
Deferred income taxes	(353.8)
Non-current liabilities and other	(125.3)

Total Purchase Price Assigned	$5,309.8

The following unaudited pro forma financial information presents the consolidated results of operations as if the Merger occurred on January 1, 2007 and 2006, respectively, after including certain pro forma adjustments for interest expense, depreciation and amortization, Sponsor fees, deferred revenue and deferred costs, and related income taxes. The pro forma financial information is not necessarily indicative of the combined results of operations had the Merger occurred at that date or the results of operations that may be obtained in the future.

	Pro Forma
	Years Ended December 31,
	2007	2006
Revenues	$1,629.9	$1,490.6
Net loss	$(108.3)	$(118.8)

4.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial Assets Measured at Fair Value on a Recurring Basis

As of December 31, 2008 our financial assets measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1		Level 2	Level 3
Assets
Available-for-sale securities	0.1	0.1	(a)	—	—
Invested customer funds trusts assets	779.5	756.8	(a)	—	22.7	(b)

Total assets at fair value	$779.6	$756.9		$—	$22.7

(a)	Based on the quoted market price of the securities.

(b)	Based on an internal valuation of the investment.

The Level 3 invested customer trust fund asset measured at fair value on a recurring basis represents Ceridian Canada’s investment (as trustee for the customer trust fund asset) in third-party- or non-bank-sponsored asset backed commercial paper (“ABCP”) in its customer trust funds investment portfolio.

Canada ABCP

In August 2007, Ceridian held $41.5 of ABCP in its customer funds investment portfolio. The Canadian market for third-party-sponsored ABCP suffered a liquidity disruption in mid-August 2007. A group of financial institutions and other parties agreed, pursuant to the Montreal Accord (the “Accord”), to a standstill period with respect to the ABCP sold by twenty-three conduit issuers. A Pan-Canadian Investors Committee (“Investors Committee”) was subsequently established to oversee the orderly restructuring of these instruments during this standstill period. On December 23, 2007, the Investors Committee announced that an agreement in principle had been reached to restructure the subject ABCP—whereby the ABCP notes held by Ceridian and other investors will be exchanged for longer-term notes that will more closely match the maturity dates of the underlying assets. On March 17, 2008 the Investors Committee filed an application under the Company’s Creditors Arrangement Act (“CCAA”) asking the Court to call a meeting of ABCP note holders to vote on its plan to restructure trusts covered by the Accord. Under CCAA provisions, the plan must be approved by a majority of note holders as well as by note holders representing 66 2/3% of the total aggregate principal of affected ABCP. In January 2009, the restructure plan was approved by the Investors Committee and the long term notes were exchanged accordingly.

In the absence of an active market for third-party-sponsored ABCP, Ceridian has estimated the fair value of these assets using an internally developed valuation model. The model includes several key assumptions such as: the successful completion of the restructuring; the timing of the return of principal; the discount rate; the type of restructured notes received; and the percentage of asset recovery.

Based on our valuation, we have taken an other than temporary asset write-down of $4.4 in the period ended November 9, 2007 and additional other than temporary asset write-downs totaling of $5.9 in connection with our ABCP investments during 2008. These write-downs were included in investment income from customer funds. Our estimate of the fair value of the ABCP investments at December 31, 2008, is subject to significant uncertainty, especially with regards to critical assumptions underlying our valuation model. The eventual resolution of these uncertainties could be such that the ultimate fair value of these investments may vary significantly from management’s current best estimate.

The following table reconciles the beginning and ending balances of assets measured on a recurring basis classified as Level 3 measurements and identifies the net loss we recognized on such assets that were included in the consolidated balance sheet as of December 31, 2008:

Level 3 Assets
Balance as of January 1, 2008	$34.6
Total losses:
Included in net loss	(5.9)
Included in other comprehensive income for foreign currency exchange	(6.0)
Purchases, issuances and settlements
Transfers in and/or out of Level 3	—

Balance as of December 31, 2008	$22.7

Total loss for the twelve months ended December 31, 2008 included in net loss related to assets still held as of December 31, 2008	$(5.9)

Gains and losses recognized for the customer fund asset valued using Level 3 measurements are reported in revenue as part of interest income on customer funds.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2008, our financial assets measured at fair value on a nonrecurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Short-term investments	19.7	—	—	19.7	1.5
Customer funds trusts assets	131.8	—	—	131.8	10.0

Total assets at fair value	$151.5	$—	$—	$151.5	$11.5

As of December 31, 2008, we have recorded $131.8 within customer funds and $19.7 within short-term investments for our customer trust funds and corporate funds investments in the Reserve Primary Fund (“Reserve Fund”) money market fund. This equity investment is accounted for under the cost method since it does not have a readily determinable fair value.

In September 2008, we had $670.0 of customer funds and $100.0 of corporate funds invested in the Reserve Fund, which at the time of our investment was a AAA rated money market fund and as of September 15, 2008 had over $62,000.0 in assets. On the morning of September 16, 2008 and at a time when the Reserve Fund’s announced net asset value was $1.00 per share, we requested redemption of all of our shares in the fund. Subsequent to our request, the Reserve Fund announced that its net asset value had fallen below $1.00 per share (as a result of the Reserve Fund valuing at zero $785.0 face value of debt issued by Lehman Brothers Holdings Inc. which filed for bankruptcy protection on September 15, 2008). The Reserve Fund initially suspended redemptions and then delayed distributions pending its liquidation. On December 3, 2008, the Board of Trustees of the Reserve Fund adopted a formal Plan of Liquidation and Distribution of Assets.

As of December 31, 2008, we have received an aggregate of $528.2 of customer funds and $78.8 of corporate funds, or approximately 78.8% of our total Reserve Fund investment balance. In connection with these distributions, the Reserve Fund stated all investors were treated the same regardless of the timing of their original redemption request. In its Plan of Liquidation and Distribution of Assets, the Reserve Fund stated that additional distributions will be made as the Reserve Fund accumulates cash either through the maturing of the Reserve Fund’s assets or their sale, subject to retention of 8.3 cents per share for a special reserve which will be used to satisfy disputed claims against the Reserve Fund and related expenses. Any excess is to be distributed to fund shareholders. Based upon the Reserve Fund’s disclosed holdings, the underlying investments in the Reserve Fund are scheduled to mature through fiscal 2009.

With the delayed redemptions of Reserve Fund shares, we have measured this investment for impairment. In accordance with the provisions of FSP Nos. FAS 115-1 and FAS 124-1, we have taken other than temporary asset write-downs of $10.0 and $1.5 in connection with customer fund and corporate fund investments, respectively, in the Reserve Fund as of December 31, 2008. Our fair value estimate of our investment in the Reserve Fund was based on an internally developed valuation model. The model includes several key assumptions such as: the successful completion of the liquidation; the timing of the liquidation plan; and the value received for the Lehman debt obligations held by the Reserve Fund. Our estimate of the fair value of the Reserve Fund investments is subject to significant uncertainty, especially with regards to critical assumptions underlying our valuation. The eventual resolution of these uncertainties could be such that the ultimate fair value of these investments may vary significantly from management’s current best estimate.

5.	INVESTING ACTIVITY

Derivative Instruments

Fuel Price Contracts

The revenue and net income of Comdata’s business is exposed to variability based on changes in fuel (both diesel fuel and gasoline) prices. For a portion of its customers, Comdata earns fee revenue for card transactions based on a percentage of the total amount of each fuel purchase. An increase or decrease in the price of fuel increases or decreases the total dollar amount of fuel purchases and Comdata revenue. Accordingly, we estimate that for each 10¢ change in the average price per gallon of diesel fuel per year, Comdata revenue and pre-tax earnings are impacted by $2.0, absent the effect of any diesel fuel price derivative contracts. In addition, we estimate that for each 10¢ change in the average price per gallon of gasoline per year, Comdata revenue and pre-tax earnings are impacted by $0.5, absent the effect of any gasoline price derivative contracts.

We did not have any diesel fuel price derivative instruments for the year ended December 31, 2008. For 2007 and 2006, we covered a portion of our diesel fuel price risk for the full year with diesel fuel price derivative instruments. The activity related to diesel fuel price derivative instruments was as follows:

Our diesel fuel price derivative instruments are carried at fair market value and were reported as a current liability of $0.0 and $0.4 at December 31, 2008 and 2007, respectively.

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Payments to counterparties	$0.4	$0.5	$1.0	$2.9
Unrealized (gain) loss	(0.4)	(0.6)	1.0	(0.2)

Loss (gain) on derivative instruments	$—	$(0.1)	$2.0	$2.7

Investments and Acquisitions of Businesses

At December 31, 2008 and 2007, we held the following publicly-held investments that were accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” as “available for sale,” and privately-held investments that were accounted for on a cost basis which approximates fair value:

	Holding	December 31, 2008		December 31, 2007
		Amount	% Owned	Amount	% Owned
Asure Software, Inc (“Asure”)	Public	0.1	under 5%	0.8	under 5%
Reserve Fund	Private	19.7	under 5%	—	under 5%
Priority Transportation	Private	—	under 5%	—	under 5%
ProfitPoint, Inc.	Private	0.8	under 5%	0.8	under 5%
Reach Financial, LLC	Private	—	15.0%	—	15.0%
Other	Private	0.1		0.1

Total Investments		$20.7		$1.7

Publicly Held Investments

Predecessor

In the period ended November 9, 2007, we sold our remaining 220,922 shares of The Ultimate Software Group, Inc. (“Ultimate”) common stock for proceeds of $6.6 and a net gain of $5.7. During 2006, we sold 120,000 shares of Ultimate common stock for proceeds of $2.7 and a net gain of $2.3.

In the period ended November 9, 2007, the remaining 5,720,934 shares of iSarla stock were sold in exchange for cash of $0.9, 1,056,838 shares of Asure stock of which $1.3 was recorded as an “available for sale” investment, and recorded a net gain of $0.5. In addition, a subsequent payment is due to us, to be determined partially in one year from the transaction date and the remaining in 18 months from the transaction date. This payment is contingent upon Asure achieving certain net working capital balances and in the event of a total payout, we will receive $0.2 in cash and 186,501 shares of Asure stock.

The Asure securities were treated as “available for sale” securities. The carrying value of these securities had been adjusted at each balance sheet date to reflect the market price reported by the stock exchange that lists those securities. The amount of this change is reported as unrealized gain or loss from marketable securities in accumulated other comprehensive income. The cost of a marketable security sold is determined on the average cost method when reclassifying unrealized gains from AOCI into earnings. The cost and fair values of securities available for sale for the year ended December 31, 2008, for the period ended November 10 to December 31, 2007, January 1 to November 9, 2007 and the year ended December 31, 2006 were as follows:

	Cost	Gross Unrealized Gain (Loss)	Fair Value
Period from January 1 to December 31, 2008 – Successor
Asure	$1.4	$(1.3)	$0.1

Period from November 10 to December 31, 2007 – Successor
Asure	$1.4	$(0.6)	$0.8

Period from January 1 to November 9, 2007 – Predecessor
Asure	$1.3	$0.1	$1.4

There are no material differences between the amount at which an investment is carried and the amount of underlying equity in net assets of the “available for sale” securities.

Privately Held Investments

As of December 31, 2008, we had recorded a short-term investment of $19.7 for investments of corporate funds in the Reserve Fund money market fund. This equity investment is accounted for under the cost method since it does not have a readily determinable fair value. We have taken an other than temporary asset write-down of $1.5 in connection with this short-term investment in the Reserve Fund as of December 31, 2008. Additional discussion of this investment can be found in Note 4, “Fair Value Measurements.”

Acquisitions and Divestures of Businesses

Successor

As a result of purchase accounting related to the Merger, we recorded a current asset of $4.2 related to the settlement of a contingent payment due to us from a 2006 asset sale. We also recorded a $6.0 current liability and a $3.3 long-term liability for expected payments due to the sellers from two Predecessor acquisitions. In 2008, we received payment of the $6.0 current liability and $0.1 of the long-term liability recorded as a result of purchase accounting related to the Merger.

Predecessor

In the period ended November 9, 2007, our HRS business acquired a provider of online payroll and recruitment solutions for $0.7, with additional purchase obligations of up to $4.1 depending on the performance of the business. We preliminarily allocated costs to intangible assets of $4.0 and liabilities of $3.3. Also, in the period ended November 9, 2007, our Comdata business acquired a provider of paperless fuel tax services designed to streamline fuel tax management and reporting processes. The cost of this stock purchase acquisition was $9.9, net of cash acquired, with additional purchase price obligations of up to $6.0 depending on the performance of the business. We preliminarily allocated costs to goodwill of $3.5, other intangible assets totaling $5.9, and net assets of $0.5.

In 2006, we acquired two businesses, one in our HRS segment and one in our SVS segment, for a total purchase price of $33.2, net of cash received. Combined, the acquisitions have additional purchase price obligations of up to $7.0 depending on the performance of the businesses. We preliminarily allocated costs to goodwill of $16.1, intangible assets of $19.2, and net liabilities of $2.1 in relation to these acquisitions. In addition, we acquired the remaining 80.1% equity interest in SASH Management, LLC (“SASH”), a mid-market provider of gift certificates and gift cards, for $5.8 and preliminarily allocated costs to goodwill of $2.9, other intangible assets of $3.2, net assets of $0.3 and eliminated a pre-existing minority interest in SASH of $0.6.

Pro forma financial information relating to these acquisitions has not been presented because the impact was not material. The results of operations for the acquired businesses have been included in our consolidated reports of operations since the date of respective acquisition.

In the period ended November 9, 2007, a payroll platform within the HRS segment was sold for $6.2 and we recognized a pre-tax gain of $2.2. Due to a sale price adjustment in the third quarter of 2007, the proceeds and the gain from this sale were reduced by $0.2. In the period ended November 9, 2007, a block of customer contracts were sold from SVS segment for $1.4. We recognized a pretax gain of $1.0.

We divested a portion of a business, including $4.9 of allocated goodwill, in 2006 for a sales price of $11.1 and a subsequent payment to us as noted in the Successor Period. We recognized a gain on the sale of the business of $5.8 in 2006. We are not required to classify the results of operations of the divested business as a discontinued operation as it did not meet the criteria to qualify as a discontinued operation.

6.	RESTRUCTURING

In connection with the Merger, we identified costs that we expect to incur associated with implementing our operating improvement plan. The costs of this restructuring plan are reflected in the purchase price of the Merger in accordance with FASB Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The operating improvement plan has been finalized therefore no further adjustments to goodwill will be made. The following table summarizes the activity related to the restructuring reserve.

	Employee Cost	Other Costs	Total
Balance as of December 31, 2007	$22.0	$3.1	$25.1
Adjustment to the restructuring reserve recorded in connection with the Merger	(13.4)	(0.8)	(14.2)
Restructuring and other integration charges incurred	—	—	—
Paid year to date	(6.5)	(1.4)	(7.9)

Balance as of December 31, 2008	$2.1	$0.9	$3.0

The total restructuring reserve balance at December 31, 2008 is at our HRS business segment. The decrease in the restructuring reserve in the period ended December 31, 2008 relates to the adjustment of our restructuring plan resulting in a corresponding decrease in goodwill.

7.	CUSTOMER FUNDS

Overview

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes and other related client liabilities; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. In connection with our HRS benefits services operation, we receive funds on behalf of our customers for remittances to employees, insurance providers and others. Comdata also holds non-interest bearing funds in a trust for certain of its payroll card customers.

We invest the U.S. customer funds primarily in high quality collateralized short-term investments or money market mutual funds. We may also invest these funds in U.S. Treasury and Agency securities, AAA rated asset-backed securities and corporate securities rated A3/A- or better. Our Canadian trust funds are invested in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts and mortgages. We have the right to receive the investment income from invested customer funds and the obligation to the trust to absorb the losses on invested customer funds if they occur.

Reserve Primary Fund

As of December 31, 2008, we had recorded $131.8 for investments of customer funds in the Reserve Fund money market fund. This equity investment is accounted for under the cost method because it does not have a readily determinable fair value. We have taken an other than temporary asset write-down of $10.0 in connection with our customer funds investments in the Reserve Fund as of December 31, 2008. Additional discussion of this investment can be found in Note 4, “Fair Value Measurements.”

Ceridian Canada Customer Funds

As of December 31, 2008, we had recorded $22.7 for ABCP investments in our customer fund portfolio. We have taken an other than temporary asset write-down of $4.4 in the period ended November 9, 2007 and additional other than temporary asset write-downs totaling of $5.9 in connection with our ABCP investments during 2008. Additional discussion of this investment can be found in Note 4, “Fair Value Measurements.”

Financial Statement Presentation

Investment income from invested customer funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $97.2 for the year ended December 31, 2008, $20.5 and $123.2 for the periods November 10 to December 31, 2007 and January 1 to November 9, 2007, respectively, and $132.0 for the year ended December 31, 2006. Investment income includes realized gains and losses from sales of customer funds investments and unrealized losses determined to be not other than temporary. We further discuss our accounting for this investment income in the section entitled “Revenue Recognition” of Note 2, “Accounting Policies.”

The amortized cost of customer funds for December 31, 2007 represents the original cost of assets acquired after November 9, 2007, and the fair value as of November 9, 2007 for assets acquired on or before the Merger date.

The amortized cost and fair values of investments of customer funds available for sale at December 31, 2008 and 2007 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
Investments of Customer Funds at December 31, 2008		Gain	Loss
Money market securities and other cash equivalent	$3,960.4	$—	$—	$3,960.4
Available for sale investments:
U.S. government and agency securities	50.0	1.6	—	51.6
Canadian and provincial government securities	352.3	20.2	—	372.5
Corporate debt securities	233.5	1.8	(2.1)	233.2
Asset-backed securities	121.1	1.1	—	122.2
Mortgage-backed and other securities	—	—	—	—

Total available for sale investments	756.9	24.7	(2.1)	779.5

Invested customer funds	4,717.3	$24.7	$(2.1)	4,739.9

Trust receivables	25.4			25.4

Total customer funds	$4,742.7			$4,765.3

	Amortized Cost	Gross Unrealized		Fair Value
Investments of Customer Funds at December 31, 2007		Gain	Loss
Money market securities and other cash equivalents	$2,036.1	$—	$—	$2,036.1
Available for sale investments:
U.S. government and agency securities	875.0	7.6	(0.2)	882.4
Canadian and provincial government securities	400.7	1.8	(0.0)	402.5
Corporate debt securities	336.7	0.5	(0.4)	336.8
Asset-backed securities	144.3	0.0	(0.4)	143.9
Mortgage-backed and other securities	13.0	0.0	—	13.0

Total available for sale investments	1,769.7	9.9	(1.0)	1,778.6

Invested customer funds	3,805.8	$9.9	$(1.0)	3,814.7

Trust receivables	11.8			11.8

Total customer funds	$3,817.6			$3,826.5

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate debt securities	$(2.1)	$133.7	$—	$—	$(2.1)	$133.7

Total available for sale investments	$(2.1)	$133.7	$—	$—	$(2.1)	$133.7

Management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. We currently have both the intent and ability to hold the securities for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
Investments of Customer Funds by Maturity Date	Cost	Fair Value
Due in one year or less	$4,044.6	$4,045.5
Due in one to three years	293.0	299.4
Due in three to five years	284.3	296.0
Due after five years	95.4	99.0

Total	$4,717.3	$4,739.9

Total proceeds and gross realized gains and losses from the sale of investment securities available for sale, including calls of securities resulting in a gain or loss, for each of the periods were:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Proceeds	$728.7	$—	$4.8	$1.7
Gross gains	4.4	—	—	—
Gross losses	3.2	—	(0.1)	1.7

8.	TRADE AND OTHER RECEIVABLES, NET

	December 31,
	2008	2007
Trade receivables from customers	$642.0	$766.5
Interest receivable from invested customer funds	25.2	28.3
Tax receivables and prepayments	15.9	34.4
Other	10.9	10.7

Total gross receivables	694.0	839.9
Less: reserve for sales adjustments	(5.7)	(7.0)
Less: long-term portion of trade receivables	(1.1)	(1.6)
Less: long-term portion of tax receivables	(1.3)	(0.4)
Less: long-term portion of interest receivable from invested customer funds	(15.0)	(14.8)
Less: allowance for doubtful accounts	(13.5)	(12.3)

Trade and other receivables, net	$657.4	$803.8

During 2007, a portion of the trade receivables served as collateral under the Comdata receivables securitization facility discussed in Note 10, “Financing.” During 2007, we terminated this securitization facility. The long-term portion of trade receivables is included in other noncurrent assets on our consolidated balance sheets. The carrying value of total gross receivables approximates fair value.

The interest earnings on invested customer funds are included in revenue as discussed in Note 7, “Customer Funds.”

The activity related to the allowance for doubtful accounts is as follows for each of the periods:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Allowance for Doubtful Accounts
Balance at beginning of period	$12.3	$12.3	$13.7	$13.9
Provision for doubtful accounts	11.9	1.0	2.8	5.3
Charge-offs, net of recoveries	(10.7)	(1.0)	(4.2)	(5.5)

Balance at end of period	$13.5	$12.3	$12.3	$13.7

9.	CAPITAL ASSETS

	December 31,
	2008	2007
Property, Plant and Equipment
Land	$7.5	$7.5
Machinery and equipment	75.2	55.3
Buildings and improvements	28.7	27.0

Total property, plant and equipment	111.4	89.8
Accumulated depreciation	(35.3)	(5.3)

Property, plant and equipment, net	$76.1	$84.5

Other Intangible Assets
Customer lists and relationships	$719.3	$738.0
Trademarks	300.0	300.0
Technology	440.0	422.9
Non-compete agreements	4.0	4.0

Total other intangible assets	1,463.3	1,464.9
Accumulated amortization	(158.5)	(20.1)

Other intangible assets, net	$1,304.8	$1,444.8

	Successor	Predecessor
Goodwill
Balance at January 1, 2007		$952.6
Acquisitions		3.5
Translation and other adjustments		31.0

Balance at November 9, 2007		$987.1

Merger	$3,544.5
Translation and other adjustments	(39.8)

Balance at December 31, 2007	$3,504.7
Translation	(95.3)
Purchase price adjustments	(6.6)
Balance at December 31, 2008	$3,402.8

Tax-deductible goodwill at December 31, 2007	$105.2

Tax-deductible goodwill at December 31, 2008	$82.9

The purchase price adjustments in the twelve months ended December 31, 2008 relate to the finalization of the allocation of the Merger purchase price. The majority of these purchase price adjustments relate to the adjustment of our restructuring plan under EITF 95-3 totaling $14.2 and other adjustments related to our deferred tax amounts. See Note 6, “Restructuring” for more information.

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to reporting units based on the benefits derived from the acquisition. Reporting units can be equal to or one level below the operating segment. We have three reportable segments: HRS, SVS and Comdata. Our HRS reporting segment contains the following reporting units:

•	U.S. Payroll,

•	LifeWorks,

•	Benefits,

•	Ceridian Canada, and

•	Ceridian U.K.

Goodwill and indefinite lived intangibles are not amortized against earnings but instead are subject to impairment review on at least an annual basis. We perform the assessment of our goodwill and indefinite lived intangibles balances as of October 1 of each year. As a result of the Merger, each of our reporting units has recorded a significant amount of goodwill.

We completed our annual goodwill impairment assessment and concluded that the estimated fair value of each of our reporting units exceeded its respective carrying value as of October 1, 2008, indicating the underlying goodwill of each reporting unit was not impaired. This was our first goodwill impairment assessment subsequent to the November 9, 2007 Merger. However, based on a combination of factors, including the current economic environment and significant market volatility experienced in the overall equity and debt markets, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008 (the interim testing date). Based on our analysis, we concluded that the estimated fair value of each of our reporting units exceeded its respective carrying value as of the interim testing date, indicating the underlying goodwill of each reporting unit was not impaired.

Goodwill is reviewed for impairment based on a two-step test. In the first step, we compare the fair value of each reporting unit with its carrying value. If the recorded value (including goodwill) of a reporting unit exceeds its current fair value, then to the extent that the recorded value of goodwill of the reporting unit exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized. In the second step, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets and the excess is the implied fair value of goodwill.

In estimating the fair values of the reporting units, we use a combination of the income approach and market-based approach.

•

Income approach – The income approach is a valuation technique which involves discounting estimated future cash flows of each reporting unit to their present value in order to calculate fair value. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and cash flows and thus the rate of return required by a prospective investor. To estimate cash flows beyond the final year of our model, we apply a terminal value multiple to the final year EBITDA.

•	Market-based approach – We use the guideline public company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

We estimated the fair value of each reporting unit using a 75% weighting on the income approach and 25% weighting on the market approach. We determined this weighting based upon the following factors (a) we participate in a service industry that has experienced growth due to a general trend toward increased outsourcing, (b) our actual EBITDA results have improved since the Merger even with consideration of the current economic environment, and (c) our forecasted cash flow projections reflect improving margins consistent with our recent trends and strategic initiatives.

A number of significant assumptions and estimates are involved in determining the current fair value of the reporting unit including operating cash flows, markets and market share, sales volumes and prices and working capital changes. We consider historical experience and all available information at the time the fair values of our reporting units are estimated. The following table summarizes key assumptions for each of our goodwill impairment tests in 2008 and the goodwill balance as of December 31, 2008.

	WACC (1)		EBITDA Multiple (2)				Goodwill Balance as of Dec. 31, 2008
Reporting Unit	October 2008	December 2008	October 2008		December 2008
U.S. Payroll	13.5%	15.0%	9.0	x	8.5	x	$1,080.8
LifeWorks	13.0%	15.0%	8.0	x	7.5	x	297.8
Benefits	15.0%	17.0%	8.0	x	7.5	x	171.7
Ceridian Canada	13.0%	15.0%	8.0	x	7.5	x	424.4
Ceridian U.K.	14.0%	16.0%	8.0	x	7.5	x	18.9
SVS	14.0%	16.0%	8.0	x	7.5	x	380.2
Comdata	13.5%	15.0%	9.0	x	8.5	x	1,029.0

							$3,402.8

(1)	WACC is the Weighted Average Cost of Capital used in the Income Approach

(2)	EBITDA Multiple is applied to our final year cash flow projection in the Income Approach

We also completed the impairment analysis of our indefinite-lived intangible asset as of the annual assessment date, which consisted of the Ceridian trade name, and concluded that the fair value of the trade name exceeded its carrying value. However, based on the same factors described above for goodwill, we performed an interim impairment analysis of our trade name as of December 31, 2008 (the interim testing date). Based on our analysis, we concluded that the fair value of the Ceridian trade name exceeded its carrying value, indicating that the asset was not impaired.

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Depreciation and Amortization
Depreciation of property, plant and equipment	$35.9	$5.3	$34.2	$41.1
Amortization of other intangible assets	141.5	20.1	39.8	43.8

Total	$177.4	$25.4	$74.0	$86.9

The weighted average useful life of the other intangible assets is nine years excluding the trademark which has an indefinite life. The useful lives by major intangible asset class are twelve to fifteen years for customer lists and relationships, three to seven years for technology and two years for the non-compete agreements. We estimate that amortization of other intangible assets held at December 31, 2008 will be $147.5 for 2009, $138.1 for 2010, $116.1 for 2011, $103.3 for 2012, and $92.3 for 2013.

10.	FINANCING

Debt and Capital Lease Obligations

The table below presents our debt and capital lease obligations, followed by a discussion of each of these obligations.

	December 31,
Debt and Capital Lease Obligations	2008	2007
Senior secured credit facility	$2,250.0	$2,250.0
Senior notes	1,300.0	1,300.0
Ceridian revolving credit facility	—	—
Comdata receivables securitization facility	—	—
Ceridian U.K. overdraft facility	4.3	—

Total revolving credit facilities and overdrafts	3,554.3	3,550.0
Capital lease obligations	2.1	2.6

Total debt and capital lease obligations	3,556.4	3,552.6
Less unamortized discount on senior notes	16.2	17.9
Less short-term debt and current portions of long-term debt and capital lease obligations	28.7	2.6

Long-term obligations, less current portions	$3,511.5	$3,532.1

Merger

In connection with the Merger, we executed the following financing arrangements: the senior secured credit facility, the 11 1/4% senior notes due 2015 and the 12 1/4%/13% senior toggle notes due 2015. These financial arrangements are summarized below. In addition, prior to the consummation of the Merger, we terminated our previous financing arrangements: the $250.0 revolving five year credit facility dated November 18, 2005 and the $150.0 Comdata Receivables Securitization Facility. In connection with the debt issuance, we paid $84.8, of which $66.9 was recorded as deferred financing fees and $17.9 as a debt discount. The deferred financing fees and debt discount will be amortized using the interest method over the term of the related debt. As of December 31, 2008, the remaining unamortized balance of the deferred financing fees and debt discount are $61.4 and $16.2, respectively.

Successor

Senior Secured Credit Facilities

As part of our Merger financing we entered into a senior secured credit facilities with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank AG Canada Branch, as Canadian sub-agent, and with a syndicate of lenders. The terms of the senior secured credit facilities are set forth below.

Borrowings

The senior secured credit facilities provide for a $2,250.0 term loan facility and a $300.0 revolving credit facility. The term loan facility consists of a $2,140.0 term loan to Ceridian Corporation (“U.S. Term Loan”) and a $110.0 term loan to Ceridian Canada Holdings ULC (“Canada Term Loan”). The revolving credit facility is composed of a $225.0 revolving loan facility available to Ceridian Corporation (“U.S. Revolver”) and $75.0 multi-currency revolving loan facility available to Ceridian Corporation or Ceridian Canada LTD (“Multi-Currency Revolver”). The U.S. Revolver includes a $75.0 letter of credit sub-facility and a $75.0 swingline sub-facility. The Multi-Currency Revolver includes a $25.0 multi-currency letter of credit and a $25.0 multi-currency swingline sub-facility. At our option and subject to certain conditions, we may increase the credit facilities in an aggregate amount not to exceed $300.0 without the consent of any person other than the institutions agreeing to provide all or any portion of such increase.

The U.S. Term Loan and Canada Term Loan were fully borrowed on the closing date of the Merger. The term loans will amortize in quarterly installments of ..25% of the original principal amount of the term loans beginning on the last day of the first full fiscal quarter ended after the first anniversary of the closing date. In the fifth year after the closing date, the term loans will amortize in quarterly installments of .50% of the original principal amount of the term loans and quarterly amortization will be .25% of the original principle thereafter. Any unpaid balance outstanding on the term loans will be payable on November 9, 2014. Repayments and prepayments of the term loans may not be re-borrowed.

Revolving loans may be borrowed, repaid and re-borrowed after the closing date until May 9, 2014, when all outstanding revolving loans are due and payable. On December 31, 2008, $293.0 was available under the revolving facility. Approximately $296.8 of the revolving facilities was available on December 31, 2007. The amount available under the revolving facility was reduced by letters of credit outstanding of $7.0 on December 31, 2008 and $3.2 at December 31, 2007.

Term loans may be prepaid and revolving loan commitments may be reduced, in whole or in part without premium or penalty, subject to minimum prepayment requirements, at our option, at any time upon one to three days’ prior notice. We are required to prepay the loans with the net proceeds of certain incurrences of indebtedness, certain asset sales, and a certain percentage of excess cash flow.

Loan commitments may be withdrawn only if an event of default has occurred. Events of default are described later in this note.

Interest

The interest rates under the senior secured credit facility for term loans and revolving loans are based, at our option, in the case of U.S. dollar-denominated loans, on LIBOR plus 3.00% or the alternative base rate plus 2.00%, and in the case of alternate currency denominated loans, on the Canadian prime rate plus 2.00% or EURIBOR or Sterling LIBOR plus 3.00%. Swingline loans are based on the alternative base rate plus 2.00%. The applicable margins are in the case of revolving loans and swingline loans subject to reduction based upon the attainment of certain leverage ratios. The interest rate on the senior secured credit facility at December 31, 2008 was 3.96%. Overdue principal and interest bears interest at 2.00% above the rate then applicable to such loans under the term facility. With respect to LIBOR loans, each interest period will have a duration of, at our option, either one, two, three, six, or, if available to all relevant lenders, nine or twelve months, and interest is payable on the last day of each relevant interest period, and, in any event, at least every three months. With respect to alternate base rate loans, interest is payable quarterly in arrears and at the maturity of the facility. Calculations of interest are based on a 360 day year (or 365/366 days in the case of alternate base rate loans or Canadian prime rate loans and 365 days in the case of the sterling LIBOR rate loans) for the actual days elapsed.

The senior secured credit facilities had associated deferred financing costs that are being amortized at the effective interest rate of 8.21% for U.S. Revolver and Multi-Currency Revolver, 8.14% for the U.S. Term Loan and 8.28% for the Canada Term Loan.

Fees

The senior secured credit facilities provide for the payment to the lenders of a commitment fee equal to .50% per annum on the average daily unused portion of the revolving loan commitments, subject to reduction based on the attainment of a certain leverage ratio, payable in arrears. For the purposes of this calculation swingline loans are not considered to be a utilization of the revolving credit facility. The total fees accrued for the year ended December 31, 2008 were $1.3. The total fees accrued for the period November 10, 2007 to December 31, 2007 were $0.2.

The senior secured credit facilities also provide for the payment to the lenders of a letter of credit fee at a per annum rate equal to the applicable margin then in effect with respect to Eurodollar loans under the revolving facility on the aggregate face amount of all outstanding letters of credit, less the amount of the fronting fee, payable quarterly in arrears. A fronting fee in an amount to be agreed (but not to exceed 0.125% per annum) on the face amount of each letter of credit shall be payable quarterly in arrears to the relevant issuing lender.

Collateral and Guarantees

The loans under the senior secured credit facilities, any incremental facility and under any swap agreement are unconditionally guaranteed by each of our domestic, wholly-owned restricted subsidiaries, excluding customer funds, immaterial subsidiaries and special purpose entities. The loans and guarantees under the senior secured credit facilities are secured by a perfected first priority security interest, subject to certain exceptions, in substantially all of our and the subsidiary guarantors’ tangible and intangible assets, including a pledge of the capital stock of each of our direct and indirect material subsidiaries, limited in the case of foreign subsidiaries with respect to the term loans, to 65% of the voting capital stock and 100% of the non-voting capital stock of material first-tier foreign subsidiaries, and a non-recourse pledge of the capital stock of Ceridian Corporation by Foundation Holdings, Inc.

Representations, Warranties and Covenants

The senior secured facilities contain certain customary representations and warranties. In addition, the senior secured facilities contain customary covenants restricting our ability and certain of our subsidiaries ability to, among other things: incur additional indebtedness, issue disqualified stock and preferred stock; create liens; declare dividends; redeem capital stock; make investments; engage in a materially different line of business; engage in mergers, consolidations, acquisitions, asset sales or other fundamental changes; engage in certain transactions with affiliates; enter into certain restrictive agreements; make prepayments on any senior notes or subordinated indebtedness; modify junior financing documentation; and make changes to our fiscal year. In addition, beginning with the fiscal quarter ended December 31, 2008, the senior facilities require us to maintain the ratio of adjusted consolidated total debt to EBITDA below specified levels on a quarterly basis, which levels reduce over time. As of December 31, 2008, we were in compliance with all covenants under the credit agreement governing the senior secured credit facilities.

Events of Default

Events of default under the senior secured credit facility include, but are not limited to: failure to pay interest, principal and fees or other amounts when due; material breach of any representation or warranty; covenant defaults; cross defaults to other material indebtedness; events of bankruptcy, invalidity of security interests; a change of control, material judgments for payment of money; involuntary acceleration of any debt; and other customary events of default. There were no events of default as of December 31, 2008.

11 1/4% Senior Notes due 2015 and 12 1/4%/13% Senior Toggle Notes due 2015

Also in connection with the Merger we sold $825.0 11 1/4% senior notes due 2015 (the “Senior Notes”) and $475.0 12 1/4%/13% senior toggle notes due 2015 (the “Senior Toggle Notes,” and together with the Senior Notes, the “Notes”) pursuant to private offerings. The Notes were registered with the Commission on December 22, 2008. See discussion below under “—Registration Rights.”

Interest

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2008, and the Notes mature on November 15, 2015. Interest on the Senior Notes accrues at a rate of 11 1/4% per annum and is payable in cash only. The initial interest payment on the Senior Toggle Notes was payable entirely in cash. For any subsequent interest payment prior to November 15, 2011, we may elect to pay interest on the Senior Toggle Notes, at our option, (i) entirely in cash (“cash interest”), (ii) entirely by increasing the principal amount of the Senior Toggle Notes (“PIK interest”) or (iii) by paying half the interest on the principal amount of Senior Toggle Notes in cash interest and half in PIK interest. Cash interest on the Senior Toggle Notes will accrue at a rate of 12 1/4% per annum, and PIK interest on the Senior Toggle Notes will accrue at a rate of 13% per annum. After November 15, 2011, all interest payable on the Senior Toggle Notes will be cash interest.

The Senior Notes were issued at a discount of 1.4% thus the carrying value of the Notes as of December 31, 2008 was $1,283.8. The effective interest rate used to amortize the discount was 11.7% for the Senior Notes and 12.8% for the Senior Toggle Notes.

Optional Redemption

At any time prior to November 15, 2011, we may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest and an applicable make-whole premium. On or after November 15, 2011, the Senior Notes may be redeemed, in whole or in part, at redemption prices decreasing from 105.625% of the principal amount thereof plus accrued and unpaid interest to par on November 15, 2013 and thereafter. On or after November 15, 2011, the Senior Toggle Notes may be redeemed, in whole or in part, at redemption prices decreasing from 106.125% of the principal amount thereof plus accrued and unpaid interest to par on November 15, 2013 and thereafter.

Prior to November 15, 2010, we may, at our option, redeem up to 35% of the outstanding Notes of either series with net cash proceeds from one or more equity offerings, so long as (i) we pay 111.25% of the principal amount of the Senior Notes redeemed or 112.25% of the principal amount of the Senior Toggle Notes redeemed, as applicable, plus accrued and unpaid interest, (ii) at least 50% of the aggregate principal amount of the applicable series of Notes remain outstanding after such redemption and (iii) we redeem the Notes within 180 days of completing such equity offering.

Change of Control Offer

Upon a change of control, we are required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount outstanding plus accrued and unpaid interest.

Covenants

The indenture governing the Notes limits our and our restricted subsidiaries’ ability to, among other things: pay dividends; redeem equity interests or make restricted payments or investments; restrict our subsidiaries from paying dividends or making distributions; incur additional debt or issue disqualified stock and preferred stock; sell assets; engage in transactions with affiliates; create liens on assets; and permit restricted subsidiaries to guarantee indebtedness. As of December 31, 2008, we were in compliance with all covenants in the indenture governing the Notes.

Events of Default

The indenture governing the Notes also contains customary events of default, including but not limited to: failure to pay any principal or interest when due; failure to comply with obligations, covenants or agreements contained in the indenture or Notes; cross defaults with other material indebtedness of payment of principal or acceleration of principal payments; material unsatisfied judgments; events of bankruptcy; and invalidity of any guarantee. There were no events of default as of December 31, 2008.

On April 28, 2008, we delivered our 2007 audited financial statements and related management’s discussion and analysis of financial condition and results of operations to the trustee, thus curing a default arising as of March 31, 2008 from our failure to deliver such information within 90 days of the end of the fiscal year as required by the terms of the indenture. We also received a waiver from our lenders under our senior secured credit facilities with respect to this delay.

Guarantees

The Notes are unconditionally guaranteed on an unsecured senior basis by the subsidiaries of Ceridian Corporation that guaranteed the senior secured credit facilities.

Registration Rights

The registration rights agreement requires us to use our best efforts to register the Notes with the Securities and Exchange Commission (the “Commission”) as part of offers to exchange freely tradeable notes for the Notes. In connection with our obligations under the registration rights agreement entered into at the time of the issuance of the Notes, we filed a registration statement on Form S-4 with the Commission that was declared effective on December 22, 2008. Pursuant to the registration rights agreement, commencing on November 9, 2008 and through the date of the completion of the exchange offers, we will pay additional interest on our Notes at a rate of 0.25% per annum. The exchange offers related to this registration were completed on January 29, 2009. We accrued additional interest of $0.5 in the year ended December 31, 2008.

Maturities of Debt

The expected minimum mandatory maturities of the long-term debt are shown below:

Year	Amount
2009	$22.5
2010	22.5
2011	27.9
2012	39.6
2013	22.5
Thereafter	3,415.0

We may be required to make additional payments on the term loans under our senior secured credit facilities with the proceeds of certain incurrences of indebtedness, certain asset sales and a certain percentage of cash flow. No mandatory redemption of the Notes required prior to maturity except in the event of a change in control.

Fair Value of Debt

Our debt does not trade in active markets as defined by FSP No. FAS 157-3. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of long-term debt was estimated to be $2,222.1 at December 31, 2008 and the carrying value was $3,533.8.

Priority of Debt

In the event of liquidation, the senior secured credit facilities have priority over the Notes with respect to the proceeds of Collateral.

Other Debt Financing

At December 31, 2008, Ceridian U.K. maintained one overdraft facility totaling £6.5. There was £2.9 ($4.3) outstanding at December 31, 2008 and no amounts outstanding at December 31, 2007. The £6.5 overdraft facility has been extended to March 2009. Our practice has been to renew this facility on an annual basis.

In addition to the facilities described in this section above, Ceridian Canada had available at December 31, 2008 a committed bank credit facility that provided up to CDN $5.0 for issuance of letters of credit and it is renewed annually at the option of the bank. The letters of credit outstanding under this facility were CDN $3.5 (USD $2.9) at December 31, 2008.

Capital Lease Obligations

Our capital lease obligations were $2.1 at December 31, 2008.

Predecessor

Revolving Credit Facility

The domestic revolving credit facility that we entered into on November 18, 2005 (“2005 Revolving Credit Facility”) provided up to $250.0 (subject to possible increase, at our request as authorized by our Board of Directors and upon bank approval, up to $400.0) in a combination of advances and letters of credit until November 18, 2010. This facility included a sublimit for $25.0 for swingline loans, a $100.0 U.S. dollar equivalent sublimit for loans made in Canadian dollars to Ceridian Canada (“Canadian subfacility”), and a $50.0 U.S. dollar equivalent sublimit for multicurrency borrowings in certain currencies. The Canadian subfacility was used to meet the ongoing working capital, capital expenditures and general corporate needs of Ceridian Canada. The interest rate on the Canadian subfacility was the Eurocurrency Rate plus 115.0 basis points. Advances under the 2005 Revolving Credit Facility were unsecured. The terms of the 2005 Revolving Credit Facility required that our consolidated debt must not exceed 50% of our consolidated net worth, as defined in the agreement, as of the end of any fiscal quarter and the ratio of earnings before interest and taxes to interest expense on a rolling four quarter basis must be at least 2.75 to 1. The 2005 Revolving Credit Facility also contained covenants that, among other things, limit liens, subsidiary debt, contingent obligations, operating leases, minority equity investments and divestitures. The 2005 Revolving Credit Facility was terminated prior to the Merger.

Ceridian Canada’s net borrowing under the Canadian subfacility was repaid as of September 30, 2007.

Comdata Receivables Securitization Facility

Amounts outstanding under this facility were repaid and the facility was terminated prior to the Merger. Prior to the Merger under this facility, Comdata sold receivables to a special purpose subsidiary, Comdata Funding Corporation, which resold the receivables to a third party commercial paper conduit (“Conduit”). The interest rate paid by Comdata was typically equal to the Conduit’s pooled A-1/P-1 commercial paper rate (5.9% at September 30, 2007) plus program fees. However, in the event the Conduit was unable to sell commercial paper, the rate would have become the Prime rate or LIBOR plus 1.5% at Comdata’s option. The aggregate amount of receivables serving as collateral amounted to $307.1 at December 31, 2006. The amount outstanding was accounted for as long-term debt and the receivables remained on our consolidated balance sheet even though the receivables, up to the amount outstanding, were not available to satisfy claims of creditors. This facility was subject to financial covenants similar to those included in the 2005 Revolving Credit Facility. Amounts outstanding under this facility were repaid and the facility was terminated prior to the Merger.

Equity Activities

In the period from January 1 to November 9, 2007, we did not repurchase any of our common stock on the open market. During 2006, we repurchased 13,046,500 shares of our common stock for $316.7 on the open market at an average net price of $24.27 per share.

We issued 3,998,858 shares in the period from January 1 to November 9, 2007, in connection with the exercise of stock options and granting of restricted stock awards from treasury stock at a cost of $94.3 and a weighted average price of $23.58 per common share.

Other Debt Financing

At November 9, 2007, Ceridian U.K. maintained two overdraft facilities totaling £7.5. There were no amounts outstanding as of November 9, 2007.

In addition to the facilities described in this section above, Ceridian Canada had available at November 9, 2007, a committed bank credit facility that provided up to CDN $5.0 for issuance of letters of credit and it is renewed annually at the option of the bank.

11.	RETIREMENT PLANS

We maintain defined benefit pension plans covering certain of our current and former U.S. and U.K. employees, as well as other postretirement benefit plans for U.S. retired employees that include heath care and life insurance benefits.

We have adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” at December 31, 2006. This statement requires employers to recognize the overfunded or underfunded status of each defined benefit pension and other postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

Pension Benefits

We provide retirement income benefits to our employees through a combination of defined benefit and defined contribution plans. Our largest defined benefit pension plan (the “U.S. defined benefit plan”) is a contributory (salary reduction) defined benefit plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. On September 10, 2007, Ceridian authorized the U.S. defined benefit plan to be amended to (1) exclude from further participation in the U.S. defined benefit plan any participant or former participant who was not employed by Ceridian Corporation or another participating employer on January 1, 2008, (2) discontinue participant contributions to the U.S. defined benefit plan, and (3) freeze the accrual of additional benefits as of December 31, 2007. The measurement date for pension benefit plans is December 31.

Assets of the U.S. defined benefit plan are held in an irrevocable trust, do not include any Ceridian securities and consist principally of equity securities, U.S. government securities and other fixed income obligations. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees were required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 95% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of an independent consulting actuary. We also sponsor a nonqualified supplemental defined benefit plan (the “nonqualified defined benefit plan”), which is unfunded and provides benefits to selected U.S. employees in addition to the U.S. defined benefit plan. We expect to make contributions to the nonqualified defined benefit plan amounting to $2.4 during 2009.

The investment policy for our U.S. defined benefit plan specifies the objective is to earn the highest possible total returns consistent with the preservation of capital and anticipated liquidity requirements while minimizing the volatility of returns. Target asset allocation ranges specified in the policy are designed to achieve policy objectives and are based upon actuarial and capital market studies performed by experienced outside consultants. On a regular basis we rebalance assets to maintain asset allocations within policy ranges. Within asset categories we use a range of passive and active investment management styles to achieve our U.S. defined benefit plan’s investment objectives and hire outside managers to manage all assets. The U.S. defined benefit plan currently has no allocation to real estate, derivative instruments, or other alternative investment strategies; however a small amount of real estate and venture capital investments from prior investments is shown in “Cash and Other Assets.” Certain asset managers may use futures contracts within limitations to achieve objectives under their assigned investment mandate. Investment of the U.S. defined benefit plan assets in our securities is prohibited by the investment policy.

On May 31, 2006, we made an employer contribution of $75.0 to our U.S. defined benefit plan from our existing cash balance. This significant contribution resulted in a remeasurement of the plan assets, liabilities and projected pension expenses under SFAS 87, “Employers’ Accounting for Pensions,” as of that date. At the time of the contribution, the discount rate used to value the liabilities increased from 5.5% to 6.25%. Accumulated other comprehensive loss was reduced by $50.0 as a result of the cash contribution. We made no contribution in 2007 or 2008 to the U.S. defined benefit plan.

We provide retirement benefits for our employees in the United Kingdom through two plans (the “U.K. Plans”). The U.K. Plans contain both defined benefit and defined contribution elements. The assets held by the U.K. Plans on behalf of its defined benefit participants amounted to £28.5 ($41.9), at December 31, 2008 and consisted primarily of fixed income securities, cash and other securities (60%) and equity securities (40%). We expect to make contributions to these plans amounting to £1.6 ($2.4) during 2009. The investment policy for the U.K. Plans are to have sufficient monies at all times to meet its obligations as and when they occur in the future. Effective in October 2003, the larger of the two plans was amended to freeze the defined benefit element and enhance the defined contribution element of the plan.

We account for our defined benefit plans (the U.S. defined benefit plan, nonqualified defined benefit plan and the U.K. Plans, collectively referred to as our “defined benefit plans”) using actuarial models required by present accounting rules under SFAS 87, “Employers’ Accounting for Pensions.” This model uses an attribution approach that generally spreads the effect of individual events over the service lives of the employees in such plans. These events include plan amendments and changes in actuarial assumptions such as the expected long-term rate of return on plan assets, discount rate related to the benefit obligation, rate of active participants’ compensation increases and mortality rates. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions are earned in, and should follow, the same pattern.

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

The discount rate assumption used for pension plan accounting is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. Beginning in 2005, we added additional sources that we analyzed to determine the discount rate used for determining the present value of future pension obligations. We employed a process that analyzed three independently prepared yield curves, taking into consideration the timing of the estimated defined benefit payments in arriving at a discount rate. A 25 basis point decrease in the discount rate would result in a $0.2 annual increase in pension expense for all plans, including our postretirement plans. We determine the assumed rate of compensation increase based upon our long-term plans for such increases.

In the table below, we present the allocation of assets held for the U.S. defined benefit plan, which is the largest of our defined benefit plans representing over 90% of total assets in our defined benefit plans, as of the measurement date.

	December 31, 2008		December 31, 2007		Target %
Domestic Equity	$188.2	50.4%	$295.8	50.5%	50% +/–8%
Domestic Fixed Income	139.5	37.5%	202.6	34.6%	35% +/–5%
International Equity	44.6	12.1%	87.5	14.9%	15% +/–4%

Total Invested Assets	372.3	100.0%	585.9	100.0%	100%
Cash and Other Assets	13.9		11.3

Total Assets	$386.2		$597.2

The funded status of our defined benefit plans represents the difference between the projected benefit obligation and the plans’ assets at fair value. The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $219.1 and $22.9 at December 31, 2008 and 2007, respectively. Under SFAS 158, we are required to record the unfunded status as a liability in our statement of financial position and recognize the change in the funded status in comprehensive income, net of deferred income taxes.

The projected future pension defined benefit plan payments for our defined benefit plans in each of the next five years and the five-year period following are included in the table below.

Years Ended December 31,
2009	2010	2011	2012	2013	2014-2018
$52.3	$51.7	$51.5	$51.7	$51.0	$245.2

The accompanying tables reflect the combined funded status and net periodic pension cost (credit) and combined supporting assumptions for the defined benefit elements of our defined benefit plans.

Funded Status of Defined Benefit Retirement Plans at Measurement Date	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007
Change in Projected Benefit Obligation During the Period
Projected benefit obligation at beginning of period	$677.3	$697.9	$706.8
Service cost	0.2	0.5	2.7
Interest cost	41.8	5.8	34.5
Plan amendments	—	—	(16.6)
Currency translation and other	(15.0)	(2.5)	11.2
Actuarial (gain) loss	0.5	(14.5)	12.1
Benefits paid and plan expenses	(57.6)	(9.9)	(52.8)

Projected benefit obligation at end of period	$647.2	$677.3	$697.9

Change in Fair Value of Plan Assets During the Period
Plan assets at fair value at beginning of period	$654.4	$686.0	$660.0
Actual return on plan assets	(159.0)	(19.9)	59.6
Currency translation and other	(15.0)	(2.4)	9.8
Employer contributions	5.3	0.6	9.4
Benefits paid and plan expenses	(57.6)	(9.9)	(52.8)

Plan assets at fair value at end of period	$428.1	$654.4	$686.0

Funded status of plans	$(219.1)	$(22.9)	$(11.9)

	As of December 31,
	2008	2007
Amounts recognized in Statement of Financial Position
Noncurrent asset	$2.0	$—
Current liability	(2.4)	(2.3)
Noncurrent liability	(218.7)	(20.6)
Deferred income tax	82.6	5.4
Amounts recognized in Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax	$137.8	$8.4

The other comprehensive income related to pension benefit plans is as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Recognized net actuarial loss	$—	$—	$(13.5)	$(15.5)
Unrecognized loss (gain) arising during the period	206.6	13.8	(16.9)	(34.8)
Tax expense (benefit)	(77.2)	(5.4)	7.4	18.7

Other comprehensive income, net of tax	$129.4	$8.4	$(23.0)	$(31.6)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Assumption Used in Calculations
Discount rate used to determine net benefit cost (credit)	6.27%	6.22%	5.99%	5.76%
Rate of compensation increase	3.96%	4.04%	4.04%	4.02%
Expected return on plan assets	6.93%	6.99%	8.37%	8.47%
Discount rate used to determine benefit obligations	6.27%	6.22%	5.99%	5.54%

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Net Periodic Pension Cost (Credit)
Service cost	$0.2	$0.5	$2.7	$3.3
Interest cost	41.8	5.8	34.5	41.5
Expected return on plan assets	(46.9)	(8.0)	(46.9)	(50.8)
Net amortization and deferral	—	—	13.5	15.5

Total before settlements/curtailments	(4.9)	(1.7)	3.8	9.5
Effect of settlements/curtailments	—	—	2.1	—

Total after settlements/curtailments	$(4.9)	$(1.7)	$5.9	$9.5

The accumulated benefit obligation of our defined benefit plans was $646.4 and $669.8 at December 31, 2008 and 2007, respectively.

The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost during 2009 is net loss of $1.1.

Postretirement Benefits

We provide health care and life insurance benefits for eligible retired employees, including individuals who retired from operations we subsequently sold or discontinued. We sponsor several health care plans in the United States for both pre- and post-age 65 retirees. Our contributions to these plans differ for various groups of retirees and future retirees. Most retirees outside the United States are covered by governmental health care programs, and our cost is not significant. The measurement date for postretirement benefit plans is December 31.

The accompanying tables present the amounts and changes in the aggregate benefit obligation and the components of net periodic postretirement benefit cost for U.S. plans. We fund these costs as they become due.

Funded Status of Postretirement Health Care and Life Insurance Plans	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from November 10 to December 31, 2007
Change in Benefit Obligation
At beginning of period	$56.9	$58.3	$54.8
Service cost	0.1	—	0.1
Interest cost	3.4	0.5	2.6
Participant contributions	2.7	0.4	2.2
Actuarial (gain) loss	(10.4)	(1.4)	3.2
Benefits paid	(4.4)	(0.9)	(4.6)

At end of period	$48.3	$56.9	$58.3

Change in Plan Assets
At beginning of period	$—	$—	$—
Company contributions	1.7	0.5	2.4
Participant contributions	2.7	0.4	2.2
Benefits paid	(4.4)	(0.9)	(4.6)

At end of period	$—	$—	$—

Funded Status	$(48.3)	$(56.9)	$(58.3)

	As of December 31,
	2008	2007
Amounts recognized in Statement of Financial Position
Current liability	$(4.0)	$(4.4)
Noncurrent liability	(44.3)	(52.5)
Deferred income tax	(4.4)	(0.5)
Amounts recognized in Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax	$(7.4)	$(0.9)

The other comprehensive income related to postretirement benefits is as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Recognized net actuarial loss	$—	$—	$(0.2)	$(0.3)
Unrecognized loss (gain) arising during the period	(10.4)	(1.4)	3.2	7.9
Tax expense (benefit)	3.9	0.5	(1.1)	(2.8)

Other comprehensive (income) loss, net of tax	$(6.5)	$(0.9)	$1.9	$4.8

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Net Periodic Postretirement Benefits Cost
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	3.4	0.5	2.6	2.9
Actuarial loss amortization	—	—	0.2	0.3

Net periodic benefit cost	$3.5	$0.5	$2.9	$3.3

The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic postretirement benefit cost during 2009 is an actuarial gain of $0.6.

The assumed health care cost trend rate represents the rate at which health care costs are assumed to increase. The assumed health care cost trend rate used in measuring the benefit obligation in 2008 is 9.5% for pre-age 65 retirees and 10.5% for post-age 65 retirees. These rates are assumed to decrease gradually to the ultimate health care cost trend rate of 5.0% in 2020 for both groups. A one percent increase in this rate would increase the benefit obligation at December 31, 2008 by $3.0 and the aggregate service and interest cost for 2008 by $0.2. A one percent decrease in this rate would decrease the benefit obligation at December 31, 2008 by $2.7 and the aggregate service and interest cost for the 2008 measurement period by $0.2. The weighted average discount rates used in determining the net periodic postretirement benefit cost were 6.25%, 6.00%, 5.75%, and 5.50% for December 31, 2008, periods November 10 through December 31, 2007, January 1 through November 9, 2007, and December 31, 2006, respectively. The weighted average discount rates used in determining the benefit obligation at the measurement dates were 6.25% for December 31, 2008, 6.25% for November 10 through December 31, 2007, 6.00% for January 1 through November 9, 2007, and 5.75% in 2006. We used the same discount rate for measuring our postretirement benefit plan obligations as for measuring our obligations under our U.S. defined benefit plans. Due to the small size of the participant base, the similarity in characteristics of expected payment obligations to the defined benefit plans’ participant base, and due to very little variability in interest rates over different time periods, using a different discount rate for the postretirement benefits plan would not result in a materially different amount of total benefit obligation.

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are included in the table below.

	Payments	Receipts
2009	$4.5	$0.5
2010	4.6	0.5
2011	4.7	0.5
2012	4.7	0.5
2013	4.6	0.5
2014-2018	22.5	2.4

Defined Contribution Benefits

We sponsor defined contribution plans that provide retirement benefits to substantially all of our employees. Company contributions are based upon the contractual obligations of each respective plan. We recognized expense of $19.6, $2.8, $17.5 and $17.3 for the year ended December 31, 2008, for the period November 10 to December 31, 2007, for the period January 1 to November 9, 2007, and for the year ended 2006, respectively, with regard to employer contributions to these plans.

12.	STOCK-BASED COMPENSATION PLANS

Successor

Overview

We maintain stock-based compensation plans for directors, employees and consultants of the Company.

The Ceridian Holding 2007 Stock Incentive Plan (“2007 SIP”), authorized the issuance of up to 10,540,540 common shares of Ceridian Holding in connection with awards of stock options and stock awards. Eligible participants in the 2007 SIP include our directors, employees and consultants. As of December 31, 2008, there were 1,167,229 shares available for future grants under the 2007 SIP, including shares available as the result of the cancellation or termination of any prior awards.

Stock options awarded under the 2007 SIP vest either annually on a pro rata basis over a five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. The stock option awards have 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant.

Performance-Based Options

Performance-based stock option activity in year ended December 31, 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2008	3,605,405	$10.00	—	—
Granted	1,220,000	$10.00	—	—
Exercised	—	—	—	—
Forfeited or expired	(153,750)	$10.00	—	—

Options outstanding at December 31, 2008	4,671,655	$10.00	9.11	$—
Options exercisable at December 31, 2008	—	—	—	—

The performance-based options vest on the earlier to occur of a change in control or an initial public offering (“IPO”) in which the value of the stock is at least $20 per share or higher. If the value of the common stock has not reached $20 or higher per share at the time an IPO/change of control event occurs, the options expire unvested.

We used an integrated Monte Carlo simulation model and a trinomial lattice model to estimate the value of the performance-based options. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to fair value the options. The weighted average assumptions used in estimating the value of the performance-based options are as follows:

	Year Ended December 31, 2008	Period from November 10 to December 31, 2007
Expected volatility	45.0%	45.0%
Expected dividend rate	—	—
Risk-free interest rate	3.6%	4.2%

The fair value of performance-based options granted during 2008 had a weighted average value of $5.72 per option. The fair value of performance-based options granted during the period November 10 to December 31, 2007 had a weighted average value of $5.56 per option. At December 31, 2008, there was $26.2 of stock option compensation expense related to nonvested performance based awards not yet recognized.

Term Options

Term-based stock option activity in year ended December 31, 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2008	3,605,406	$10.00	—	—
Granted	1,220,000	$10.00	—	—
Exercised	—	—	—	—
Forfeited or expired	(123,750)	$10.00	—	—

Options outstanding at December 31, 2008	4,701,656	$10.00	9.11	$—
Options exercisable at December 31, 2008	721,081	$10.00	8.86	$—

Other information pertaining to term-based options was as follows:

	Year Ended December 31, 2008	Period from January 1 to November 9, 2007
Total intrinsic value of stock options exercised	$—	$—
Weighted average grant date fair value per share of stock options granted	$4.83	$5.04
Cash received from the exercise of stock options	$—	$—
Tax benefit related to the exercise of stock options	$—	$—

The fair value of the term-based stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2008	Period from November 10 to December 31, 2007
Expected life in years	6.50	6.50
Expected volatility	45.0%	45.0%
Expected dividend rate	—	—
Risk-free interest rate	3.0%	3.9%

For year ended December 31, 2008 and the period November 10, 2007 to December 31, 2007, we have used the simplified method allowed by Staff Accounting Bulletin No. 110, “Share-Based Payment,” with the graded vesting approach to determine the expected life for the service based stock options.

At December 31, 2008, there was $14.3 of stock option compensation expense related to nonvested term based awards not yet recognized, which is expected to be recognized over a weighted average period of 5.9 years.

For all stock options, the risk-free interest rate we use is based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the contractual term of the option. The estimated volatility of Ceridian Holding common stock is based on the historical 120-month volatility for several comparable public companies as well as the six-year historical volatility of Predecessor Ceridian Corporation.

Predecessor

As a result of the Merger, all stock options, restricted stock units, and restricted stock awards outstanding at November 9, 2007 became fully vested and paid out. There are no shares remaining available for future grants related to the below plans.

We maintained stock-based compensation plans for non-employee directors, officers, employees, consultants and independent contractors.

The Ceridian Corporation 2004 Long-Term Stock Incentive Plan, as amended (“2004 LTSIP”), authorized the issuance of up to 6,000,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. Eligible participants in the 2004 LTSIP included our employees, officers, consultants, advisors and non-employee directors. As of December 31, 2006, 2,081,676 shares were available for future grants under the 2004 LTSIP.

The Ceridian Corporation Amended and Restated 2001 Long-Term Stock Incentive Plan (“2001 LTSIP”) authorized the issuance of up to 27,000,000 common shares in connection with similar awards. Eligible participants in the 2001 LTSIP include our employees and non-employee directors, consultants and independent contractors. As of December 31, 2006, 1,483,557 shares were available for future grants under the 2001 LTSIP.

We had also granted non-qualified stock options to employees who were not executive officers or directors pursuant to the Ceridian Corporation 2002 Employee Stock Incentive Plan (“2002 ESIP”). The 2002 ESIP was terminated on May 12, 2004 in connection with the approval by our shareholders of the 2004 LTSIP. All outstanding awards under the 2002 ESIP remained in effect at the time of termination of this plan.

Stock options, restricted stock awards and restricted stock units awarded under the 2004 LTSIP, 2001 LTSIP and 2002 ESIP generally vested either annually on a pro rata basis over a three-year period or on a specific date if certain performance criteria are satisfied. Stock options generally had either a 5-year or 10-year term and had an exercise price that was not less than the fair market value of the underlying stock on the date of grant. Prior to February 17, 2006, most stock option award agreements under these plans included a “retirement” feature that accelerated future vesting (service) dates to the “retirement date” for recipients who terminated employment and who were age 55 or older and had 10 years of qualified employment service. Subsequent to February 17, 2006, stock option and restricted stock unit award agreements under the 2004 LTSIP contained a “retirement” feature that permitted the continued vesting of such awards following a recipients’ retirement for recipients who terminated employment and who were age 55 or older and had 10 years of qualified employment service. Restricted stock awards did not include such a “retirement” feature.

For stock option awards granted prior to January 1, 2006, compensation expense was generally recognized evenly over the requisite service period of each individual vesting increment. As a result, in 2006 we recognized approximately $1.3 of compensation expense attributed to retirement eligible employees who received grants prior to January 1, 2006. For restricted stock awards granted prior to January 1, 2006, compensation expense is generally recognized evenly over the requisite service period, which was usually the entire vesting period of each grant. Subsequent to January 1, 2006, compensation expense for all awards was recognized evenly over the requisite service period, which was usually the entire vesting period of each grant. The fair value of stock options and restricted stock units received by retirement eligible employees was expensed when granted.

An annual grant of a non-qualified stock option to purchase 8,000 shares was made to each eligible non-employee director at the time of election or re-election to the Board at our annual stockholders’ meeting. Such grants vested annually on a pro rata basis over a three year period after the date of grant. The exercise price of the options was at the fair market value of the underlying stock at the date of grant, and the options expired in five years.

Additionally, at least 50% of the annual Board retainer for each non-employee director was provided in the form of restricted stock, deferred restricted stock units or a combination of the two. Non-employee directors elected to receive up to 100% of their annual Board retainer and up to 100% of any Board committee chair fees in the form of restricted stock, deferred restricted stock units or a combination of the two. Such restricted stock and deferred restricted stock units were subject to forfeiture on a pro rata basis if a director’s service on the Board terminated before December 31 in the year of grant other than following a change of control, and the restrictions on transfer of such awards lapsed at the conclusion of the director’s service.

A one-time award of restricted stock was made to each non-employee director when the director first joins the Board with restrictions on transfer that ordinarily lapsed annually over a five-year period. Prior to January 1, 2006, the number of shares awarded had a fair market value equal to two and one-half times the then-current annual Board retainer paid to non-employee directors. Subsequent to January 1, 2006, the number of shares awarded had a fair market value of $150,000.

We had reserved 500,000 common shares for issuance under the 2001 Savings-Related Share Option Plan (“2001 SAYE”) for our employees in the United Kingdom. At December 31, 2006, 51,015 shares of common stock remained eligible to be purchased under the 2001 SAYE. No future participation was permitted in this plan.

We generally used our treasury stock to address our obligations under our stock compensation plans.

Stock option activity in the period January 1 to November 9, 2007 was as follows:

	Shares	Weighted Average Exercise Price
Beginning options outstanding	9,376,024	$20.03
Granted	938,488	$33.11
Exercised (Jan. 1 through Nov. 8, 2007)	(3,845,959)	$19.19
Outstanding options payout (Nov. 9, 2007)	(5,912,868)	$22.36
Exercised due to Merger	(9,758,827)	$21.11
Forfeited or expired	(555, 685)	$23.09

Ending options outstanding	—	$—
Ending options exercisable	—	$—

Other information pertaining to options was as follows:

	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Total intrinsic value of stock options exercised	$133.8	$66.3
Weighted average grant date fair value per share of stock options granted	$8.48	$8.45
Cash received from the exercise of stock options	$75.4	$150.8
Tax benefit related to the exercise of stock options	$30.7	$22.1

The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Expected life in years	3.79	4.23
Expected volatility	23.5%	32.8%
Expected dividend rate	—	—
Risk-free interest rate	4.6%	4.4%

For the period ended November 9, 2007, we used a projected expected life for each award granted based on historical experience of our employees’ exercise behavior. We stratified our employee population based upon distinctive exercise behavior patterns. Expected volatility was based on historical daily volatility levels of our common shares. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues.

Restricted stock unit activity in the period January 1 to November 9, 2007 was as follows:

Number of Restricted Stock Units
Beginning units outstanding	368,491
Granted	545,417
Converted (Jan. 1 through Nov. 8, 2007)	(119,180)
Converted due to Merger (Nov. 9, 2007)	(656,678)
Forfeited	(138,050)

Ending units outstanding	—
Ending undelivered vested units	—

The intrinsic value of the converted restricted stock units during the period January 1 to November 9, 2007 was $27.7. The intrinsic value of the converted restricted stock units during the year ended December 31, 2006 was less than $0.1. There were no restricted stock units converted during the years ended December 31, 2005.

Restricted stock award activity in the period January 1 to November 9, 2007 was as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Beginning nonvested balance	299,264	$22.09
Granted	29,148	$32.03
Vested (Jan. 1 though Nov. 8, 2007)	(135,459)	$21.57
Vested due to Merger Nov. 9, 2007	(180,745)	$24.31
Total vested	(316,204)	$23.13
Forfeited	(12,208)	$18.79

Ending nonvested balance as of Nov. 9, 2007	—	$—

The fair value of restricted stock vested during the period January 1 to November 9, 2007 and the year ended December 31, 2006 was $7.3, $2.6, respectively.

Summary Expense

A summary of information with respect to stock-based compensation is as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Stock-based compensation costs included in:
Cost of revenue	$0.1	$—	$8.4	$4.1
Selling, general and administrative	2.9	0.3	35.7	16.5
Research and development	—	—	0.9	0.4

Total stock-based compensation costs	3.0	0.3	45.0	21.0
Amounts capitalized	—	—	—	—
Amounts charged against income, before income tax benefit	3.0	0.3	45.0	21.0
Income tax benefit related to stock-based compensation included in net earnings	1.1	0.1	17.1	7.2

Net compensation expense included in net earnings	$2.1	$0.2	$27.9	$13.8

13.	SUPPLEMENTARY DATA TO STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Other (Income) Expense, net
Asset write-downs	$0.5	$—	$0.3	$0.3
Foreign currency (gain) loss	22.2	6.4	(0.2)	(0.9)
Gain on sale of assets		(0.0)	(3.0)	(6.9)
Gain on sale of marketable securities	—	—	(6.2)	(2.3)
Other (income) expense	1.9	(0.0)	(0.6)	(0.7)

Total	$24.6	$6.4	$(9.7)	$(10.5)

Asset write-downs

Successor

During 2008, we had asset write-downs for technology and property of $0.5.

Predecessor

During 2007, we had asset write-downs for technology and property of $0.3. During 2006, we had asset write-downs of $0.3 for technology, all of which was due to abandonment of a technology project.

Foreign currency remeasurement

Successor

To facilitate the Merger, we placed $110.0 of U.S. dollar denominated debt in Ceridian Canada, which will be repaid through payments from a legal entity with a functional currency in Canadian dollars. We incurred a $21.2 foreign currency remeasurement loss during the year ended December 31, 2008, and a $6.6 foreign currency remeasurement loss from November 10 to December 31, 2007.

Short-term investment write down

Successor

We had an other than temporary write-down of $1.5 related to our investment in the Reserve Fund. Further discussion of this impairment is contained in Note 4, “Fair Value Measurements.”

Gain on sale of assets and marketable securities

Predecessor

The gain on asset sales primarily relates to a $2.0 gain on a payroll platform within the HRS segment, and a $1.0 gain related to the sale of a customer list. The gain on marketable securities in 2007 relates to a $5.7 gain on Ultimate stock sales and a $0.5 gain on the iSarla stock sale.

During 2006, the gain on asset sale primarily relates to a $5.8 gain on the sale of a major portion of the 401(k) recordkeeping and administration business and $1.1 related to the sale of other assets. The gain on marketable securities in 2006 is due to sales of Ultimate stock.

14.	INCOME TAXES

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Components of Earnings and Taxes from Operations
Earnings Before Income Taxes
U.S.	$(140.6)	$(18.6)	$136.7	$215.4
International	5.1	(0.6)	31.6	43.9

Total	$(135.5)	$(19.2)	$168.3	$259.3

Income Tax Provision
Current
U.S.	$2.8	$(2.0)	$30.0	$38.8
State and local	3.2	0.9	4.2	5.6
International	15.8	18.5	4.9	16.0

	21.8	17.4	39.1	60.4

Deferred
U.S.	(53.3)	(4.7)	20.2	28.9
State and local	(4.2)	(0.2)	0.6	(0.1)
International	(7.4)	(19.3)	12.9	(3.5)

	(64.9)	(24.2)	33.7	25.3

Total	$(43.1)	$(6.8)	$72.8	$85.7

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Effective Rate Reconciliation
U.S. statutory rate	35%	35%	35%	35%
Income tax provision (benefit) at U.S. statutory rate	$(47.4)	$(6.7)	$58.9	$90.8
Tax on international earnings	—	—	—	—
Tax settlements	—	—	—	(2.0)
Tax on international statute expiration	—	—	—	(8.6)
Valuation Allowance on Capital Loss	6.2	—	—	—
Merger related costs	—	—	5.5	—
Meals and entertainment	0.8	0.1	0.7	0.9
State income taxes, net of federal benefit and valuation allowance	(2.4)	0.4	3.8	8.1
Foreign earnings repatriation	—	—	4.8	—
Rate change	—	(3.2)	—	—
Other	(0.3)	2.6	(0.9)	(0.5)

Income tax provision (benefit)	$(43.1)	$(6.8)	$72.8	$85.7

	December 31,
	2008	2007
Tax Effect of Items That Comprise a Significant Portion of the Net Deferred Tax Asset and Deferred Tax Liability
Deferred Tax Asset
Employment related accruals	$115.2	$31.7
Foreign tax credit carryover	11.5	11.1
Accrued liabilities and other	23.5	28.6
Net operating loss carryforwards	49.1	32.6

Total gross deferred tax asset	199.3	104.0
Valuation allowance	(61.7)	(41.9)

Total deferred tax asset	137.6	62.1

Deferred Tax Liability
Intangibles	(324.3)	(357.2)
Other	(35.7)	(44.3)

Total deferred tax liability	(360.0)	(401.5)

Net deferred tax asset/(liability)	$(222.4)	$(339.4)

Net Deferred Tax by Geography
U.S.	$(192.8)	$(302.0)
International	(29.6)	(37.4)

Total	$(222.4)	$(339.4)

Successor

At December 31, 2008, we had total net operating loss carryforwards of approximately $577.8. Amounts available to reduce future taxable income include $10.6 of U.S. federal net operating loss carryforwards, $556.1 of U.S. state net operating loss carryforwards, and $11.1 of international net operating loss carryforwards. If unused, these carryforwards will expire between 2009 and 2028.

We have recorded valuation allowances related to certain state and international net operating losses, an international net capital loss carryforward, and excess U.S. foreign tax credits because it is considered more likely than not that these benefits will not be realized. At December 31, 2008, the valuation allowance relating to state tax operating loss carryforwards was approximately $42.4, the allowance related to international operating loss carryforwards was approximately $0.6, the valuation allowance relating to net international capital loss carryforward is $7.1 and the valuation allowance related to the excess foreign tax credits was $11.5. We believe that the remainder of our deferred tax asset is realizable.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The IRS is currently examining our federal income tax returns for the 2006 and 2007 tax years. In addition, in the first quarter of 2008, we received a final determination of our 2004 and 2005 U.S. federal income tax returns. A small payment was made and there was minimal impact on the consolidated financial statements.

The following table summarizes the activity for unrecognized tax benefits:

	Years Ended December 31,
Federal, State and Foreign Tax	2008	2007
Beginning unrecognized tax balance	$3.4	$3.3
Increase prior period positions	2.5	—
Increase current period positions	2.0	0.1
Decrease prior period positions	(0.5)	—
Decrease current period positions	(2.6)	—
Settlements	—	—
Statutes expiring	(0.4)	—

Ending unrecognized tax benefits	$4.4	$3.4

The total amount of unrecognized tax benefits as of December 31, 2008 was $4.4 including $0.8 of accrued interest. Of the total amount of unrecognized tax benefits, $3.8 represents the amount that, if recognized, would impact our effective income tax rate as of December 31, 2008. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we can not reasonably estimate the amount of the change. We do not expect the change to have a significant impact on our results of operations or financial condition.

We consider earnings from international subsidiaries to be indefinitely reinvested and accordingly, we do not provide U.S. income taxes or withholding taxes on these earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes and foreign withholding taxes payable offset by applicable foreign tax credits. As of December 31, 2008, we have no undistributed foreign earnings.

15.	COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As a result of the sale of the SourceWeb Assets in 2004, we recorded a pre-tax charge and accrued a liability of $19.2 representing the fair value of an associated guaranteed future minimum royalty obligation to Ultimate. As of December 31, 2007, the remaining liability was $1.7. The remaining obligation and interest was paid in 2008.

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

Our rental expense and sublease income for year ended December 31, 2008, periods from November 10 to December 31, 2007, from January 1 to November 9, 2007, and year ended December 31, 2006 appear in the following table:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Rental Expense
Rental expense	$46.2	$7.1	$45.5	$51.4
Sublease rental income	(1.6)	(0.1)	(0.7)	(0.2)

Net rental expense	$44.6	$7.0	$44.8	$51.2

Our future minimum noncancelable lease payments on existing operating leases at December 31, 2008, which have an initial term of more than one year, are presented in the following table:

Future Minimum Lease Payments
2009	$37.1
2010	30.4
2011	24.1
2012	15.5
2013	11.8
Thereafter	47.8

16.	RELATED PARTY TRANSACTIONS

Management Agreements

On May 30, 2007, we entered into two separate management agreements with and Fidelity National Financial Inc. (“FNF”) and THL Managers VI, LLC (“THLM”), an affiliate of Thomas H. Lee, L.P (“THL Partners”). Pursuant to these management agreements, FNF and THLM each, respectively, agreed to provide us with financial advisory, strategic and general oversight services. The agreements provide that we paid one time transaction fees of $36.0 to each of THLM and FNF at the closing of the Merger. The agreements also provide that we will pay annual management fees to each of THLM and FNF in an amount equal to the greater of (a) $2.0, or (b) 0.5 percent of Adjusted EBITDA, which for purposes of the management agreement is EBITDA as defined in our senior secured credit facilities, further adjusted to exclude the payments made pursuant to the management agreements and certain stock options or other equity compensation recognized under SFAS 123(R). We also agreed under the management agreements to indemnify THLM and FNF as well as to pay certain expenses and fees incurred by THLM and FNF in connection with the Merger.

The agreements terminate upon the earlier of (a) seven years from the date of the agreement or (b) the consummation of an initial public offering of Ceridian. Upon the occurrence of an initial public offering, a lump sum payment equal to the net present value of the annual management fee for a seven year period, discounted using the 10-year treasury discount rate as of the date of determination, would be due to THLM and FNF.

During the year ended December 31, 2008, we recorded a management fee expense of $4.3. During the period from November 10, 2007 to December 31, 2007, we recorded a combined management fee expense of $0.8 due to THLM and FNF. The total of $72.0 of transaction fees paid to THLM and FNF was recorded as an equity issuance cost of $55.4 and deferred financing fees of $16.6.

Preferred Stock Dividends

As a result of the Merger, 30,056,997 shares of preferred stock of Ceridian Intermediate were issued at $10 par value. This preferred stock has a 13% cumulative dividend rate, and we expect to fund the payment in future periods at the request of Ceridian Intermediate. As of December 31, 2008, Ceridian Intermediate had accumulated unpaid dividends of $47.4.

Stock-Based Compensation

The 2007 SIP authorized the issuance of up to 10,540,540 common shares of Ceridian Holding in connection with awards of stock options and stock awards. Eligible participants in the 2007 SIP include our directors, employees and consultants.

Service and Vendor Related Agreements

In the ordinary course of our business we provide payroll and tax filing services to affiliates of FNF and THL Partners, including certain companies in the THL Partners’ investment portfolio, pursuant to arms-length agreements at competitive market rates. We also have contracted with affiliates of FNF and THL Partners on an arms-length basis to provide certain services to us, including with respect to the leasing of office equipment, procurement of mailing services and call center outsourcing. We believe that these relationships are not, individually or in the aggregate, material to our financial statements.

17.	LEGAL MATTERS

We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum and law under which each action is proceeding. Because of these complexities, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities, if any.

There can be no certainty that we may not ultimately incur charges in excess of presently or established future financial accruals or insurance coverage. Although occasional adverse decisions (or settlements) may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available resources or reserves and insurance and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

Transactions Litigation

During the second quarter of 2007, in connection with the Transactions, the Minneapolis Firefighters’ Relief Association filed a purported class action complaint in the Delaware Court of Chancery, Civil Action No. 2996-CC, against Ceridian, our directors, the Sponsors and certain of their affiliates. This litigation was subsequently settled and the final amended settlement was approved by the court during the first quarter of 2008. Pursuant to the settlement, in April 2008, Ceridian paid attorneys’ fees and expenses to plaintiff’s counsel in the amount of $5.1

Truck Stop Litigation

In March and April 2007, six representatives of owner-operated independent-truck stops located in several states filed nearly identical complaints in the United States District Court for the Eastern District of Pennsylvania against Ceridian and its wholly-owned subsidiary Comdata, alleging anticompetitive conduct with respect to trucker fleet card and point-of-sale systems businesses in violation of Sections 1 and 2 of the Sherman Antitrust Act. The plaintiffs seek class certification and are asking for damages described by plaintiffs as the overcharges plaintiffs and other members of the class paid to defendants, trebled; pre- and post-judgment interest; injunctive relief to prevent further anticompetitive conduct; and the costs of suit, including reasonable attorneys’ fees. We currently believe these claims have no merit and intend to defend ourselves vigorously. While Comdata remains subject to this suit, pursuant to a tolling agreement, plaintiffs have agreed to voluntarily dismiss Ceridian without prejudice, subject to their limited right at a later date to seek leave of the court to rejoin Ceridian as a defendant.

Flying J Litigation

In March 2008, Comdata was added to a lawsuit originally filed by Flying J against TravelCenters of America (TA) and Pilot Corporation and Pilot Travel Centers (Pilot) alleging that the defendants engaged in an unlawful boycott against Flying J in violation of Section 1 of the Sherman Act and that such purported boycott amounts to a conspiracy in violation of Section 2 of the Sherman Act. Flying J makes similar state claims under the laws of Utah and further alleges civil conspiracy and tortious interference. As to Comdata only, Flying J makes allegations of unlawful monopolization and unlawful attempts to monopolize. Flying J seeks injunctive relief as well as an unspecified amount of damages, prejudgment interest and costs of litigation, including attorney fees. We currently believe these claims have no merit and intend to defend ourselves vigorously. In May 2008, TA was dismissed from the lawsuit.

18.	SEGMENT DATA

We operate in the information services industry principally in the United States, Canada and the United Kingdom, and provide products and services primarily to the human resource, transportation and retail services markets. The businesses collect, manage and analyze data and process transactions on behalf of customers, report information resulting from such activities to customers, and provide customers with related products, software applications and services. Our technology-based products and services of these businesses are typically provided through long-term customer relationships that result in a high level of recurring revenue. Our HRS, SVS and Comdata business segments are distinguished primarily by reference to the markets served and the nature of the services provided.

Until December 2007, we had only two business segments, HRS and Comdata. Based on the guidance of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we concluded that due to modifications to our management reporting and changes in organizational alignment, two business segments exist within our former Comdata business segment. As a result, two new business segments are being reported, SVS and Comdata, that replace the former Comdata business segment. In addition, the results of operations for these two business segments have been recast for prior periods due to the move of a product line from the SVS business segment to the Comdata business segment.

HRS offers a broad range of services and software designed to help employers more effectively manage their work forces and information that is integral to human resource processes. These activities are conducted primarily in the United States and, to a lesser extent, through subsidiaries located in Canada and the United Kingdom.

SVS sells stored value cards and provides card-based services primarily to retailers in the form of gift cards, credits for product returns and retail promotions.

Comdata provides transaction processing, financial services and regulatory compliance services primarily to transportation industries.

Further information about our business segments is presented in the section of Note 2, “Accounting Policies” entitled “Revenue Recognition.”

The “Other” reporting element includes the unallocated amounts related to our corporate center operations. The assets of corporate center operations include cash and equivalents, trademark as well as deferred income tax and pension-related assets and liabilities. Expenses incurred by corporate center operations are charged or allocated to the business segments.

We measure business segment results by reference to earnings before interest and taxes (“EBIT”) because interest income and interest expense are not allocated to our segments. Revenue from sales between business segments is not material and is eliminated upon consolidation.

	HRS	SVS	Comdata	Other	Total
Year Ended December 31, 2008
Revenue	$1,090.3	$104.7	$370.3	$—	$1,565.3
EBIT	64.3	(9.3)	100.4	—	155.4
Total assets excluding customer funds	3,352.9	530.1	2,117.3	(120.4)	5,879.9
Customer funds	4,736.0	—	29.3	—	4,765.3
Total assets at December 31, 2008	8,088.9	530.1	2,146.6	(120.4)	10,645.2
Depreciation and amortization	97.8	9.3	70.3	—	177.4
Expended for property, plant and equipment	21.6	2.8	4.1	—	28.5
Expended for technology	$15.5	$3.7	$5.0	$—	$24.2

Period from November 10 to December 31, 2007
Revenue	$175.6	$15.2	$46.2	$—	$237.0
EBIT	27.9	(2.9)	2.7	—	27.7
Total assets excluding customer funds	3,057.6	482.0	2,168.7	406.7	6,115.0
Customer funds	3,791.4	—	35.1	—	3,826.5

Total assets at December 31, 2007	6,849.0	482.0	2,203.8	406.7	9,941.5
Depreciation and amortization	11.8	0.9	12.5	0.2	25.4
Expended for property, plant and equipment	3.2	0.2	0.5	—	3.9
Expended for technology	$3.8	$0.3	$0.1	$—	$4.2

Period from January 1 to November 9, 2007
Revenue	$956.9	$154.9	$296.1	$—	$1,407.9
EBIT	39.3	11.3	105.0	—	155.6
Total assets excluding customer funds	1,107.7	203.7	826.6	371.9	2,509.9
Customer funds	2,913.1	—	26.7	—	2,939.8

Total assets at November 9, 2007	4,020.8	203.7	853.3	371.9	5,449.7
Depreciation and amortization	54.0	9.2	10.5	0.3	74.0
Expended for property, plant and equipment	21.6	3.4	8.1	0.1	33.2
Expended for technology	$13.2	$0.9	$6.7	$—	$20.8

Year Ended December 31, 2006
Revenue	$1,099.8	$153.8	$311.5	$—	$1,565.1
EBIT	98.2	15.8	137.8	—	251.8
Total assets excluding customer funds	1,240.4	231.9	700.3	168.4	2,341.0
Customer funds	4,569.9	—	22.5	—	4,592.4

Total assets at December 31, 2006	5,810.3	231.9	722.8	168.4	6,933.3
Depreciation and amortization	68.1	7.9	9.9	1.0	86.9
Expended for property, plant and equipment	21.3	2.5	6.3	0.2	30.3
Expended for technology	$15.8	$1.3	$4.7	$0.9	$22.7

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007
Goodwill, net of amortization
HRS
At beginning of period	$2,238.6	$—	$817.1
Acquisitions in the current period	—	2,278.4	—
Translation and other adjustments	(245.0)	(39.8)	31.3

At end of period	$1,993.6	$2,238.6	$848.4

Tax-deductible goodwill at end of period	$62.1	$81.1	$242.7
SVS
At beginning of period	$346.4	$—	$64.2
Acquisitions in the current period	—	346.4	—
Translation and other adjustments	33.8	—	(5.0)

At end of period	$380.2	$346.4	$59.2

Tax-deductible goodwill at end of period	$11.5	$12.5	$13.5
Comdata
At beginning of period	$919.7	$—	$71.3
Acquisitions in the current period	—	919.7	3.5
Translation and other adjustments	109.3	—	4.7

At end of period	$1,029.0	$919.7	$79.5

Tax-deductible goodwill at end of period	$9.3	$11.6	$25.9
Total goodwill
At beginning of period	$3,504.7	$—	$952.6
Acquisitions in the current period	—	3,544.5	3.5
Translation and other adjustments	(101.9)	(39.8)	31.0

At end of period	$3,402.8	$3,504.7	$987.1

Tax-deductible goodwill at end of period	$82.9	$105.2	$282.1

Revenue by product and services are as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
HRS
Payroll and Tax Services	$779.1	$134.9	$711.8	$790.4
Benefits Services	129.6	20.9	119.5	154.0
LifeWorks	181.6	19.8	125.6	155.4

Total HRS revenue	1,090.3	175.6	956.9	1,099.8
SVS	104.7	15.4	154.9	153.8
Comdata	370.3	46.0	296.1	311.5

Total Revenue	$1,565.3	$237.0	$1,407.9	$1,565.1

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

Revenue by geographic area is as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
Revenue
United States	$1,255.5	$186.4	$1,149.2	$1,287.7
Canada	216.9	36.5	174.5	182.6
United Kingdom	92.9	14.1	84.2	94.8

Total revenue	$1,565.3	$237.0	$1,407.9	$1,565.1

Reconciliation of EBIT to earnings (loss) before income taxes:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 10 to December 31, 2007	Period from January 1 to November 9, 2007	Year Ended December 31, 2006
EBIT
HRS	$64.3	$27.9	$39.3	$98.2
SVS	(9.3)	(4.6)	8.7	15.8
Comdata	100.4	4.4	107.6	137.8

Total EBIT	$155.4	$27.7	$155.6	$251.8
Interest income (expense), net (not allocated to business segments)	(290.9)	(46.9)	12.7	12.7

Earnings (loss) before income taxes	$(135.5)	$(19.2)	$168.3	$259.3

Property, plant and equipment by geographic area are as follows:

	Successor		Predecessor
	As of December 31,
	2008	2007	2006
Property, plant and equipment
United States	$60.7	$64.2	$93.3
Canada	10.3	12.6	10.3
United Kingdom	5.1	7.7	6.7

Total property, plant and equipment	$76.1	$84.5	$110.3

19.	SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

	Successor					Predecessor
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	November 10 to December 31	October 1 to November 9	Third Quarter	Second Quarter	First Quarter
Revenue	$384.6	$390.4	$383.8	$406.5	$237.0	$182.0	$412.4	$407.7	$405.8
Costs and Expenses (1)
Cost of revenue	219.8	224.4	216.3	224.0	128.2	105.6	232.8	226.8	216.8
S, G & A	116.4	112.7	117.5	125.0	70.8	102.5	112.1	116.4	120.2
R & D	7.7	7.0	7.3	7.2	4.0	6.2	7.3	6.5	6.7
Loss (gain) on derivative instruments	—	—	—	—	(0.1)	0.3	0.0	0.1	1.6
Other (income) expense, net	15.8	5.8	(0.2)	3.2	6.4	(1.4)	(3.1)	(3.8)	(1.3)
Interest income	(1.1)	(0.8)	(1.1)	(2.0)	(3.4)	(2.7)	(5.9)	(5.0)	(4.4)
Interest expense	72.3	72.4	72.9	78.3	50.3	0.8	1.4	1.6	1.5

Total costs and expenses	430.9	421.5	412.7	435.7	256.2	211.3	344.6	342.6	341.1
Earnings (loss) before income taxes	(46.3)	(31.1)	(28.9)	(29.2)	(19.2)	(29.3)	67.8	65.1	64.7
Income tax provision (benefit)	(14.5)	(10.2)	(11.3)	(7.1)	(6.8)	0.9	26.8	20.5	24.6

Net earnings (loss)	$(31.8)	$(20.9)	$(17.6)	$(22.1)	$(12.4)	$(30.2)	$41.0	$44.6	$40.1

(1)	Certain out-of-period adjustments were identified during each quarter of 2007 that relate to prior periods. Upon identification of these out-of-period adjustments, we analyzed their effect and concluded that individually and in the aggregate, they were not significant enough to warrant a restatement of our quarterly results.

20.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 9, 2007, the Company issued the Notes. In connection with these issuances, all of its domestic subsidiaries have guaranteed (the “Subsidiary Guarantors”) on a joint and several, full and unconditional basis. Certain foreign subsidiaries (the “Non Guarantor Subsidiaries”) have not guaranteed such debt.

The following tables present the condensed consolidating balance sheets of the Company (“Parent”), the Subsidiary Guarantors and the Non Guarantor Subsidiaries as of December 31, 2008 and December 31, 2007 and the condensed consolidating statements of operations and cash flows for the year ended December 31, 2008, 2007 Successor Period, the 2007 Predecessor Period and the year ended December 31, 2006.

Consolidating Balance Sheet – Successor

December 31, 2008

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and equivalents	$102.4	$48.0	$34.4	$—	$184.8
Short-term investments	19.7	—	—	—	19.7
Trade and other receivables, net	26.2	525.9	33.8	71.5	657.4
Prepaids	37.4	55.7	22.8	—	115.9
Other current assets	(15.7)	21.6	1.8	—	7.7

Total current assets before customer funds	170.0	651.2	92.8	71.5	985.5
Customer funds	3,366.1	111.0	1,288.2	—	4,765.3

Total current assets	3,536.1	762.2	1,381.0	71.5	5,750.8
Property, plant and equipment, net	22.9	37.7	15.5	—	76.1
Goodwill	1,376.8	1,583.4	442.6	—	3,402.8
Other intangible assets, net	563.0	639.3	102.5	—	1,304.8
Deferred financing fees	58.7	—	2.7	—	61.4
Other noncurrent assets	372.3	425.0	128.6	(876.6)	49.3

Total assets	$5,929.8	$3,447.6	$2,072.9	$(805.1)	$10,645.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$23.1	$—	$5.6	$—	$28.7
Accounts payable	21.9	51.7	16.0	—	89.6
Drafts and settlements payable	—	190.9	—	—	190.9
Customer advances	0.6	39.0	0.3	—	39.9
Accrued interest	23.3	—	0.2	—	23.5
Deferred revenue	46.4	92.0	26.1	—	164.5
Deferred income taxes	(18.5)	18.5	—	—	—
Accrued taxes	0.3	0.8	2.5	—	3.6
Employee compensation and benefits	40.7	13.2	16.8	—	70.7
Other accrued expenses	44.9	(72.5)	11.7	71.5	55.6

Total current liabilities before customer funds	182.7	333.6	79.2	71.5	667.0
Customer funds obligations	3,366.1	109.3	1,265.2	—	4,740.6

Total current liabilities	3,548.8	442.9	1,344.4	71.5	5,407.6
Long-term obligations, less current portion	3,402.6	0.0	108.9	—	3,511.5
Deferred income taxes	(16.8)	208.6	32.0	—	223.8
Employee benefit plans	273.4	—	(1.0)	—	272.4
Other noncurrent liabilities	1,093.8	(289.9)	117.2	(876.6)	44.5

Total liabilities	8,301.8	361.6	1,601.5	(805.1)	9,459.8
Stockholders’ equity
Common stock	—	0.0	0.0	—	—
Paid-in capital	(2,020.3)	2,962.4	607.9	—	1,550.0
Retained earnings (accumulative deficit)	(221.2)	123.3	(6.9)	—	(104.8)
Accumulated other comprehensive income	(130.5)	0.3	(129.6)	—	(259.8)

Total stockholders’ equity	(2,372.0)	3,086.0	471.4	—	1,185.4

Total liabilities and stockholders’ equity	$5,929.8	$3,447.6	$2,072.9	$(805.1)	$10,645.2

Consolidating Balance Sheet – Successor

December 31, 2007

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and equivalents	$49.0	$26.2	$23.4	$—	$98.6
Trade and other receivables, net	38.7	666.2	30.4	68.5	803.8
Prepaids	20.0	31.0	9.1	—	60.1
Other current assets	(13.5)	22.6	2.9	—	12.0

Total current assets before customer funds	94.2	746.0	65.8	68.5	974.5
Customer funds	2,493.3	124.9	1,208.3	—	3,826.5

Total current assets	2,587.5	870.9	1,274.1	68.5	4,801.0
Property, plant and equipment, net	21.5	42.5	20.5	—	84.5
Goodwill	1,204.6	1,664.1	636.0	—	3,504.7
Other intangible assets, net	596.2	708.9	139.7	—	1,444.8
Deferred financing fees	62.7	—	2.6	—	65.3
Other noncurrent assets	551.5	291.0	128.1	(929.4)	41.2

Total assets	$5,024.0	$3,577.4	$2,201.0	$(860.9)	$9,941.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term obligations	$1.9	$—	$0.7	$—	$2.6
Accounts payable	57.5	(53.1)	25.6	68.5	98.5
Drafts and settlements payable	—	233.7	—	—	233.7
Customer advances	0.9	36.9	—	—	37.8
Deferred revenue	15.6	38.7	(1.0)	—	53.3
Accrued interest	32.8	—	—	—	32.8
Deferred income taxes	(20.5)	34.9	—	—	14.4
Accrued taxes	1.5	0.3	9.3	—	11.1
Employee compensation and benefits	41.9	12.3	22.8	—	77.0
Other accrued expenses	39.3	37.6	7.2	—	84.1

Total current liabilities before customer funds obligations	170.9	341.3	64.6	68.5	645.3
Customer funds obligations	2,480.9	124.3	1,204.3	—	3,809.5

Total current liabilities	2,651.8	341.3	64.6	68.5	4,454.8
Long-term obligations, less current portion	3,422.1	0.0	110.0	—	3,532.1
Deferred income taxes	58.9	229.3	39.5	—	327.7
Employee benefit plans	81.3	0.0	2.7	—	84.0
Other noncurrent liabilities	1,030.9	(157.4)	111.4	(929.4)	55.5

Total liabilities	7,245.0	537.5	1,532.5	(860.9)	8,454.1
Stockholders’ equity
Common stock	—	0.0	0.0	—	—
Additional paid-in capital	(2,049.1)	(2,909.7)	683.9	—	1,544.5
Retained earnings	(167.4)	136.9	18.1	—	(12.4)
Accumulated other comprehensive income	(4.5)	(6.7)	(33.5)	—	(44.7)

Total stockholders’ equity	(2,221.0)	3,039.9	668.5	—	1,487.4

Total liabilities and stockholders’ equity	$5,024.0	$3,577.4	$2,201.0	$(860.9)	$9,941.5

Consolidating Statement of Operations – Successor Year Ended December 31, 2008

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$518.8	$724.1	$322.4	$—	$1,565.3
Costs and expenses
Cost of revenue	316.2	393.1	175.2	—	884.5
Selling, general & administrative	196.8	163.9	110.9	—	471.6
Research & development	15.1	7.5	6.6	—	29.2
Loss on derivative instruments	—	—	—	—	—
Other (income) expense, net	2.5	(0.1)	22.2	—	24.6
Interest income	25.9	(29.7)	(1.2)	—	(5.0)
Interest expense	288.4	(0.1)	7.6	—	295.9

Earnings (loss) before taxes	(326.1)	189.5	1.1	—	(135.5)
Income tax provision	(117.3)	66.2	8.0	—	(43.1)

Net earnings (loss)	$(208.8)	$123.3	$(6.9)	$—	$(92.4)

Consolidating Statement of Operations – Successor Period from November 10, 2007 to December 31, 2007

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$81.2	$105.3	$50.2	$—	$237.0
Costs and expenses
Cost of revenue	40.6	61.3	26.3	—	128.2
Selling, general & administrative	24.4	29.6	16.8	—	70.8
Research & development	1.8	2.0	0.2	—	4.0
Loss on derivative instruments	0.0	(0.1)	0.0	—	(0.1)
Other (income) expense, net	0.1	(0.1)	6.4	—	6.4
Interest income	0.2	(3.4)	(0.2)	—	(3.4)
Interest expense	48.9	0.1	1.3	—	50.3

Earnings (loss) before taxes	(34.8)	16.2	(0.6)	—	(19.2)
Income tax provision	(11.9)	5.8	(0.7)	—	(6.8)

Net earnings (loss)	$(22.9)	$10.4	$0.1	$—	$(12.4)

Consolidating Statement of Operations – Predecessor Period from January 1, 2007 to November 9, 2007

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$430.9	712.5	$264.5	$—	$1,407.9
Costs and expenses
Cost of revenue	274.9	375.9	131.3	—	782.0
Selling, general & administrative	212.6	142.7	96.0	—	451.3
Research & development	11.5	8.2	7.0	—	26.7
Loss on derivative instruments	0.0	2.0	0.0	—	2.0
Other (income) expense, net	(8.3)	(1.4)	0.0	—	(9.7)
Interest income	7.0	(23.9)	(1.1)	—	(18.0)
Interest expense	(0.3)	5.0	0.6	—	5.3

Earnings (loss) before taxes	(66.4)	204.0	30.7	—	168.3
Income tax provision	(17.3)	77.5	12.6	—	72.8

Net earnings (loss)	$(49.1)	$126.5	$18.1	$—	$95.5

Consolidating Statement of Operations – Predecessor Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$515.2	$765.6	$284.3	$—	$1,565.1
Costs and expenses
Cost of revenue	340.8	377.2	134.4	—	852.4
Selling, general & administrative	216.8	123.2	100.1	—	440.1
Research & development	8.9	13.4	6.3	—	28.6
Loss on derivative instruments	0.0	2.7	0.0	—	2.7
Other (income) expense, net	(1.6)	(8.0)	(0.9)	—	(10.5)
Interest income	14.6	(27.1)	(1.0)	—	(13.5)
Interest expense	(5.0)	8.5	2.5	—	6.0

Earnings (loss) before taxes	(59.3)	275.7	42.9	—	259.3
Income tax provision	(24.6)	98.2	12.1	—	85.7

Net earnings (loss)	$(34.7)	$177.5	$30.8	$—	$173.6

Consolidating Statement of Cash Flows – Successor

Year Ended December 31, 2008

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net earnings	$(208.6)	$123.1	$(6.9)	$—	$(92.4)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(13.5)	(44.9)	(7.4)	—	(65.8)
Depreciation and amortization	60.1	91.9	25.4	—	177.4
Amortization of debt issuance costs and discount	10.0	—	0.7	—	10.7
Provision for doubtful accounts	1.4	9.6	0.9	—	11.9
Net periodic pension costs	(1.2)	—	(0.2)	—	(1.4)
Unrealized (gain) loss on derivative instruments	—	(0.4)	—	—	(0.4)
Gain on sale of marketable securities and other assets	—	—	—	—	—
Stock-based compensation	1.8	0.9	0.3	—	3.0
Tax benefits from stock-based compensation	—	—	—	—	—
Customer fund impairments	10.0	—	5.9	—	15.9
Foreign currency remeasurement loss	—	—	21.2	—	21.2
Other	(3.9)	—	—	—	(3.9)
Changes in operating assets and liabilities:				—
Trade and other receivables	(5.6)	126.6	(17.9)	—	103.1
Accounts payable	(4.7)	1.5	1.0	—	(2.2)
Drafts and settlements payable	—	(42.8)	—	—	(42.8)
Deferred revenue	30.9	60.0	27.0	—	117.9
Employee compensation and benefits	(1.3)	1.0	(2.2)	—	(2.5)
Accrued taxes	(12.7)	(16.5)	(7.9)	—	(37.1)
Other current assets and liabilities	(20.0)	(5.7)	(19.2)	—	(44.9)

Net cash provided by operating activities	(157.3)	304.3	20.7	—	167.7
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	—	(62.2)	(133.8)	—	(196.0)
Proceeds from sale and maturity of customer funds marketable securities	—	956.1	92.9	—	1,049.0
Net change in restricted cash and other restricted assets held to satisfy customer funds obligations	—	(1,764.1)	(173.9)	—	(1,938.0)
Expended for property, plant and equipment	(14.8)	(6.4)	(7.3)	—	(28.5)
Expended for software and development costs	(13.2)	(9.2)	(1.8)	—	(24.2)
Short term investments	(19.7)	—	—	—	(19.7)
Proceeds from sales of businesses and assets	—	0.6	—	—	0.6
Expended for acquisitions of investments and businesses, less cash acquired	—	(4.7)	—	—	(4.7)

Net cash used for investing activities	(47.7)	(889.9)	(223.9)	—	(1,161.5)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	—	870.2	214.8	—	1,085.0
Revolving credit facilities and overdrafts, net	—	—	4.4	—	4.4
Repayment of other debt and long-term obligations	(3.5)	—	(0.3)	—	(3.8)
Change in internal debt	265.1	(262.8)	(2.3)	—	—
Payment of debt issuance costs	(4.7)	—	(0.1)	—	(4.8)
Tax benefits from stock-based compensation	—	—	—	—	—
Proceeds from stock issuance	1.5	—	—	—	1.5

Net cash used for financing activities	258.4	607.4	216.5	—	1,082.3
Effect of Exchange Rate Changes on Cash	—	—	(2.3)	—	(2.3)

Net cash flows (used) provided	53.4	21.8	11.0	—	86.2
Cash and equivalents at beginning of period	49.0	26.2	23.4	—	98.6

Cash and equivalents at end of period	$102.4	$48.0	$34.4	$—	$184.8

Consolidating Statement of Cash Flows – Successor

Period from November 10, 2007 to December 31, 2007

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net earnings	$(22.8)	$10.3	$0.1	$—	$(12.4)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	(17.5)	(3.6)	(3.1)	—	(24.2)
Depreciation and amortization	7.2	13.6	4.6	—	25.4
Amortization of debt issuance costs and discount	1.6	—	—	—	1.6
Provision for doubtful accounts	(0.2)	1.0	0.2	—	1.0
Net periodic pension costs	(1.2)	—	—	—	(1.2)
Unrealized (gain) loss on derivative instruments	—	(0.6)	—	—	(0.6)
Gain on sale of marketable securities and other assets	—	—	—	—	—
Stock-based compensation	0.3	—	—	—	0.3
Tax benefits from stock-based compensation	—	—	—	—	—
Asset abandonments	—	—	—	—	—
Foreign currency remeasurement loss	—	—	6.6	—	6.6
Other	(1.6)	—	—	—	(1.6)
Changes in operating assets and liabilities:				—
Trade and other receivables	(26.8)	29.9	(3.9)	—	(0.8)
Accounts payable	(18.1)	(34.5)	5.9	—	(46.7)
Drafts and settlements payable	—	(77.3)	—	—	(77.3)
Deferred revenue	72.1	(10.3)	(22.1)	—	39.7
Employee compensation and benefits	35.0	0.5	(10.9)	—	24.6
Accrued taxes	14.0	0.7	(0.9)	—	13.8
Contribution to retirement plan trust	—	—	—	—	—
Other current assets and liabilities	(50.6)	30.1	21.6	—	1.1

Net cash provided by operating activities	(8.6)	(40.2)	(1.9)	—	(50.7)
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	—	(2.2)	(34.5)	—	(36.7)
Proceeds from sale and maturity of customer funds marketable securities	—	22.9	4.0	—	26.9
Net change in restricted cash and other restricted assets held to satisfy customer funds obligations	—	1,825.0	(19.6)	—	1,805.4
Expended for property, plant and equipment	(2.0)	0.2	(2.1)	—	(3.9)
Expended for software and development costs	1.3	(3.4)	(2.1)	—	(4.2)
Proceeds from sales of businesses and assets	—	3.3	—	—	3.3
Expended for acquisitions of investments and businesses, less cash acquired	—	—	—	—	—

Net cash used for investing activities	(0.7)	1,845.8	(54.3)	—	1,790.8
Cash Flows from Financing Activities
(Decrease) increase in customer funds obligations, net	—	(1,845.7)	50.1	—	(1,795.6)
Revolving credit facilities and overdrafts, net	—	—	—	—	—
Repayment of other debt and long-term obligations	(1.7)	—	—	—	(1.7)
Change in intercompany debt	4.4	(8.2)	3.8	—	—
Acquisition of Ceridian Corporation	(5,305.3)	—	—	—	(5,305.3)
Proceeds from debt issuance	3,550.0	—	—	—	3,550.0
Stock issuance	1,600.0	—	—	—	1,600.0
Payment of debt issuance costs	(84.8)	—	—	—	(84.8)
Payment of equity issuance costs	(60.3)	—	—	—	(60.3)
Tax benefits from stock-based compensation	—	—	—	—	—

Net cash used for financing activities	(297.7)	(1,853.9)	53.9	—	(2,097.7)
Effect of Exchange Rate Changes on Cash	—	—	(1.0)	—	(1.0)

Net cash flows (used) provided	(307.0)	(48.3)	(3.3)	—	(358.6)
Cash and equivalents at beginning of period	356.0	74.5	26.7	—	457.2

Cash and equivalents at end of period	$49.0	$26.2	$23.4	$—	$98.6

Consolidating Statement of Cash Flows – Successor

Period from January 1, 2007 to November 9, 2007

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net earnings	$(49.1)	$126.5	$18.1	$—	$95.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	35.4	(1.5)	(0.2)	—	33.7
Depreciation and amortization	23.8	40.8	9.4	—	74.0
Provision for doubtful accounts	(0.6)	3.1	0.3	—	2.8
Net periodic pension costs	9.0	—	(0.2)	—	8.8
Unrealized (gain) loss on derivative instruments	—	1.0	—	—	1.0
Gain on sale of marketable securities and other assets	(8.2)	(1.0)	—	—	(9.2)
Stock-based compensation	23.7	15.2	6.1	—	45.0
Tax benefits from stock-based compensation	(30.7)	—	—	—	(30.7)
Asset abandonments	—	—	—	—	—
SourceWeb exit costs	—	—	—	—	—
Other	1.8	2.1	(1.1)	—	2.8
Changes in operating assets and liabilities:				—
Trade and other receivables	29.2	(119.0)	5.3	—	(84.5)
Accounts payable	25.1	24.2	1.2	—	50.5
Drafts and settlements payable	—	41.8	0.0	—	41.8
Deferred revenue	10.7	(5.0)	16.0	—	21.7
Employee compensation and benefits	(30.4)	0.5	11.8	—	(18.1)
Accrued taxes	(1.0)	(1.1)	(3.7)	—	(5.8)
Contribution to retirement plan trust	—	—	—	—	—
Other current assets and liabilities	3.1	(8.5)	(15.5)	—	(20.9)

Net cash provided by operating activities	41.8	119.1	47.5	—	208.4
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	—	(47.6)	(193.0)	—	(240.6)
Proceeds from sale and maturity of customer funds marketable securities	—	107.2	154.2	—	261.4
Net change in restricted cash and other restricted assets held to satisfy customer funds obligations	—	(897.1)	(22.9)	—	(920.0)
Expended for property, plant and equipment	(8.1)	(13.9)	(11.2)	—	(33.2)
Expended for software and development costs	(10.4)	(8.6)	(1.8)	—	(20.8)
Proceeds from sales of businesses and assets	14.2	0.9	(0.8)	—	14.3
Expended for acquisitions of investments and businesses, less cash acquired	—	(9.7)	(0.7)	—	(10.4)

Net cash used for investing activities	(4.3)	(868.8)	(76.2)	—	(949.3)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	—	837.5	61.7	—	899.2
Revolving credit facilities and overdrafts, net	—	(82.0)	(12.0)	—	(94.0)
Repayment of other debt and long-term obligations	(8.8)	—	(0.3)	—	(9.1)
Change in internal debt	82.4	(69.1)	(13.4)	—	—
Repurchase of common stock	—	—	—	—	—
Tax benefits from stock-based compensation	30.7	—	—	—	30.7
Proceeds from stock option exercises and stock sales	75.4	—	—	—	75.4

Net cash used for financing activities	179.8	686.4	36.0	—	902.2
Effect of Exchange Rate Changes on Cash	—	—	1.2	—	1.2

Net cash flows (used) provided	217.3	(63.3)	8.5	—	162.5
Cash and equivalents at beginning of period	138.7	137.8	18.2	—	294.7

Cash and equivalents at end of period	$356.0	$74.5	$26.7	$—	$457.2

Consolidating Statement of Cash Flows – Predecessor

Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net earnings	$(34.7)	$177.5	$30.8	$—	$173.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax provision (benefit)	22.6	6.2	(3.5)	—	25.3
Depreciation and amortization	53.8	24.0	9.1	—	86.9
Provision for doubtful accounts	1.3	3.3	0.7	—	5.3
Net periodic pension costs	6.3	0.0	0.4	—	6.7
Unrealized (gain) loss on derivative instruments	—	(0.2)	—	—	(0.2)
Gain on sale of marketable securities and other assets	(2.3)	(7.0)	—	—	(9.3)
Stock-based compensation	15.0	4.1	1.9	—	21.0
Tax benefits from stock-based compensation	(22.1)	—	—	—	(22.1)
Asset abandonments	—	—	—	—	—
SourceWeb exit costs	—	—	—	—	—
Other	1.7	0.2	0.2	—	2.1
Changes in operating assets and liabilities:				—
Trade and other receivables	2.7	(112.8)	(3.2)	—	(113.3)
Accounts payable	(6.9)	2.4	1.9	—	(2.6)
Drafts and settlements payable	—	36.5	—	—	36.5
Deferred revenue	14.8	31.1	8.4	—	54.3
Employee compensation and benefits	(8.7)	0.4	4.2	—	(4.1)
Accrued taxes	(3.4)	6.8	0.2	—	3.6
Contribution to retirement plan trust	(75.0)	—	—	—	(75.0)
Other current assets and liabilities	6.2	(29.2)	(4.0)	—	(27.0)

Net cash provided by operating activities	(28.7)	143.3	47.1	—	161.7
Cash Flows from Investing Activities
Purchase of corporate & client funds marketable securities	—	(92.5)	(145.75)	—	(238.2)
Proceeds sales & maturities of corporate and client funds marketable securities	—	69.5	129.0	—	198.5
Net changes restricted cash and other restricted assets held to satisfy client funds obligations	—	(220.9)	(8.0)	—	(228.9)
Expended for property, plant and equipment	(11.8)	(9.8)	(8.7)	—	(30.3)
Expended for software and development costs	(11.6)	(9.6)	(1.5)	—	(22.7)
Proceeds from sales of businesses and assets	7.5	12.5	—	—	20.0
Expended for acquisitions of investments and businesses, less cash acquired	(7.8)	(33.3)	—	—	(41.1)

Net cash used for investing activities	(23.7)	(284.1)	(34.9)	—	(342.7)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	—	243.9	24.7	—	268.6
Revolving credit facilities and overdrafts, net	(5.0)	27.0	(29.5)	—	(7.5)
Repayment of other debt and long-term obligations	(5.8)	—	—	—	(5.8)
Change in internal debt	160.9	(156.8)	(4.1)	—	—
Repurchase of common stock	(316.8)	—	—	—	(316.8)
Tax benefits from stock-based compensation	22.1	—	—	—	22.1
Proceeds from stock option exercises and stock sales	150.8	—	—	—	150.8

Net cash used for financing activities	6.2	114.1	(8.9)	—	111.4
Effect of Exchange Rate Changes on Cash	—	—	1.4	—	1.4

Net cash flows (used) provided	(46.2)	(26.7)	4.7	—	(68.2)
Cash and equivalents at beginning of period	184.9	164.5	13.5	—	362.9

Cash and equivalents at end of period	$138.7	$137.8	$18.2	$—	$294.7

21.	SUBSEQUENT EVENTS

Workforce Reduction

During January and February 2009, we implemented a work force reduction plan affecting approximately 650 employees. We expect to incur severance costs of approximately $10.0 in the first quarter of 2009 and expect to realize savings of approximately $30.0 during 2009 and annualized cost savings of approximately $52.0 related to this plan.

Exchange Offers Related to Senior Notes and Senior Toggle Notes

In connection with our obligations under the registration rights agreement entered into at the time of the issuance of the Notes, we filed a registration statement on Form S-4 with the Commission that was declared effective on December 22, 2008. The exchange offers related to this registration were completed on January 29, 2009. Pursuant to the registration rights agreement, commencing on November 9, 2008 and through the date of the completion of the exchange offers, we will pay additional interest on the Notes at a rate of 0.25% per annum. We have accrued additional interest of $0.2 in the first quarter of 2009.

Interest Rate Swaps

In order to mitigate a portion of the variable rate interest exposure under our senior secured credit facilities, effective January 20, 2009, we entered into a three-year interest rate swap with a highly rated counterparty. Pursuant to the contract, we will receive one month LIBOR and pay a fixed interest rate, resulting in an all-in effective fixed rate of 4.75% on $250.0 of our senior secured credit facilities. Effective March 19, 2009, we entered into another three-year interest rate swap with a highly rated counterparty. Pursuant to the contract, we will receive one month LIBOR and pay a fixed interest rate, resulting in an all-in effective fixed rate of 4.91% on $250.0 of our senior secured credit facilities. These interest rate swaps will not receive hedge accounting treatment under SFAS 133. See Note 2, “Accounting Policies” for more information on our accounting for derivative instruments.

Reserve Fund Distribution

On February 20, 2009, we received a distribution from the Reserve Fund of $44.5 of our customer funds and $6.6 of our corporate funds. As a result of this distribution, we had, as of February 27, 2008, $97.3 of customer funds and $14.5 of corporate funds invested in the Reserve Fund money market fund.

Completion of Commission Investigation

On March 11, 2009, we were informed by the Commission staff that their investigation of Ceridian, which we first disclosed in January 2004, has been completed and that no enforcement action with respect to Ceridian was being recommended to the Commission.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures.

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the Commission.

(c) Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended December 31, 2008 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

As of March 20, 2009 our executive officers, significant employees and directors and their respective ages and positions are:

Name	Age	Position
Kathryn V. Marinello	52	Chairman, President, Chief Executive Officer and Director
Gregory J. Macfarlane	39	Executive Vice President and Chief Financial Officer
James Burns *	62	Executive Vice President and President, Ceridian International
Brett Rodewald	45	President, Comdata
Michael F. Shea	43	Executive Vice President, Quality & Service Operations
Michael W. Sheridan	46	Executive Vice President, General Counsel and Corporate Secretary
Kairus K. Tarapore	47	Executive Vice President, Human Resources
Ralph Rolen	55	Executive Vice President and General Manager, Stored Value Solutions, Inc.
Ralph T. Flees	41	Senior Vice President and Controller
Brent B. Bickett	44	Director
William P. Foley, II	64	Director
Thomas M. Hagerty	46	Director
Scott L. Jaeckel	38	Director
Soren L. Oberg	38	Director
Alan L. Stinson	63	Director

*	Mr. Burns has announced his retirement effective March 31, 2009.

Our executive officers are elected annually by our Board of Directors and serve at the pleasure of the Board of Directors and, with respect to certain officers, the Chief Executive Officer. There are no immediate familial relationships between or among any of our executive officers, significant employees or directors.

Kathryn V. Marinello was named President and Chief Executive Officer of Ceridian on October 9, 2006. Ms. Marinello was appointed as Chairman of our Board on December 18, 2007. From 2002 to October 2006, Ms. Marinello was President and Chief Executive Officer of multiple large GE businesses, including Fleet Services, Consumer Financial Services, Partnership Marketing Group and the GE Financial Network. Before joining GE, Ms. Marinello was President of the Electronic Payments Group at First Data Corporation, which provides electronic banking and commerce, debit and commercial processing to the financial services industry. Before this role, she served as president of U.S. Bank Card Services, a wholly-owned subsidiary of U.S. Bank. She previously worked at Chemical Bank, leading their marketing, information service, and financial department, and at Citibank and Barclays as controller. In addition, Ms. Marinello serves on the board of directors of General Motors, the executive committee of the Minnesota Business Partnerships, the board of directors and audit committee for the Greater Twin Cities United Way and is a member of the Business Roundtable. She holds a B.A. from the University at Albany, State University of New York and an M.B.A. in marketing from Hofstra University.

Gregory J. Macfarlane was named our Executive Vice President and Chief Financial Officer in March 2007. Prior to joining us, Mr. Macfarlane served as Executive Vice President and Chief Financial Officer for GE-WMC Mortgage from July 2004 to March 2007. Prior to that, Mr. Macfarlane served as the Chief Financial Officer for GE’s Fleet Leasing Japanese Business from 1999 to 2001 and Partnership Marketing Group from 2001 to July 2004. Mr. Macfarlane holds an M.B.A. from the Kellogg School of Management, Northwestern University and has a B.B.A. from Wilfrid Laurier University.

James Burns was named Executive Vice President and President, Ceridian International in April 2007. Mr. Burns served as interim President of Comdata from May 2007 to August 2007. Prior to serving as President, Ceridian International, Mr. Burns was President of Ceridian Canada from November 2002. Prior to November 2002, he was our European Chief Financial Officer for five years. Prior to joining us in 1998, Mr. Burns was the group Chief Financial Officer for PCL plc, an IT outsourcing and data capture company. Mr. Burns studied law and economics at Glasgow University and became a member of the Institute of Chartered Accountants of Scotland in 1972.

Brett Rodewald was named President of Comdata in August 2007. Mr. Rodewald served as Executive Vice President and General Manager of Comdata’s transportation services division from August 2003 to August 2007, and Executive Vice President of the finance and credit divisions of Comdata from February 2002 to July 2003. Prior to joining Comdata, Mr. Rodewald served as Vice President and Controller of the commercial group of Bank of America’s card services division from 1999 to 2002. He holds a B.S. in finance from Arizona State University.

Michael F. Shea joined us in January 2007 as Executive Vice President, Quality & Service Operations. Prior to joining us, Mr. Shea served as Senior Vice President of Operations at GE Fleet Services from June 2003 to January 2007. Mr. Shea holds a B.S. in Business Administration from the University of North Dakota in Grand Forks.

Michael W. Sheridan was named our Executive Vice President, General Counsel and Corporate Secretary in November 2007. Mr. Sheridan served as General Counsel of Comdata and its subsidiaries from 1996 until November 2007. From 1991 to 1996, he was Comdata’s associate general counsel. Prior to joining Comdata, Mr. Sheridan was an attorney in the Nashville office of Adams, Reese, Stokes & Bartholomew, P.A. He holds a B.A. from Vanderbilt University and received his J.D. from the University of Tennessee School of Law.

Kairus K. Tarapore joined us in December 2006 as Executive Vice President, Human Resources. Prior to joining us, Mr. Tarapore served in various positions with divisions of GE, including Senior Vice President, Global Quality of GE Fleet Services from October 2004 to December 2006; Vice President, Human Resources, of GE Auto Financial Services from July 2002 to September 2004; Human Resources Integration Leader of GE Fleet Services, Canada, from 2001 to 2002; and the Human Resources leader for GE Capital International Services (now Genpact), from 1999 to 2001. Mr. Tarapore holds a Bachelor of Commerce in Accounting from Sydenham College, Bombay University and a Master’s Degree in HR from XLRI Jamshedpur, India.

Ralph Rolen was named Executive Vice President and General Manager of Stored Value Solutions effective November 3, 2008. Prior to joining SVS, Mr. Rolen served as the Chief Operating Executive of Total Merchant Services, a privately held independent payments processor, a position he had held since December 2006. Prior to working for Total Merchant Services, from March 2004 to November 2006, Mr. Rolen served as the Managing Partner of Global Business Payments Consulting, a privately held strategic and operating consultant to major financial services and payment transaction providers, and from 1989 to 2004 held senior management positions with First Data Corporation and First Horizon National Corporation. Mr. Rolen is a certified public accountant. He holds a B.A. in Business Administration from the University of Oklahoma and an M.B.A. from the University of Texas at Austin.

Ralph T. Flees was named our Senior Vice President and Controller effective January 12, 2009. Mr. Flees also serves as our principal accounting officer. Prior to joining Ceridian, Mr. Flees most recently served as Controller and Chief Accounting Officer for Residential Capital, LLC (ResCap), where he was responsible for accounting, control and external reporting. Prior to joining GMAC-RFC (now ResCap) in 1996, Mr. Flees was an accountant with KPMG LLP. Mr. Flees holds a B.S.B. in accounting from the University of Minnesota.

Brent B. Bickett has served as a director since November 2007. Mr. Bickett joined FNF in January 1999 and currently holds the position of Executive Vice President of Corporate Finance, a position he has served in since April 1, 2008. From May 31, 2007 to April 1, 2008, Mr. Bickett served as Co-President of FNF. In addition, Mr. Bickett serves as Executive Vice President – Corporate Finance for Lender Processing Services, Inc. and as Executive Vice President – Strategic Planning for FIS. Mr. Bickett formerly held the position of Executive Vice President, Corporate Finance of FNF’s predecessor company, and was responsible for mergers and acquisitions and business development efforts from March 2005. Prior to joining FNF’s predecessor, Mr. Bickett was a member of the Investment Banking Division of Bear, Stearns and Co. Inc. from August 1990 until January 1999, serving since 1997 as a Managing Director of that firm’s real estate and leisure group. Mr. Bickett holds a B.S. from the University of Southern California and an M.B.A. from Anderson School of Management at UCLA.

William P. Foley, II has served as a director since April 2008. Mr. Foley has served as the Executive Chairman of both FNF and FIS since October 2006. From July 2008 through March 2009, Mr. Foley also served as Executive Chairman of Lender Processing Services, Inc. From October 2006 until May 2007, he served as Chief Executive Officer of FNF. Mr. Foley served as Chairman of the Board and Chief Executive Officer of FNF’s predecessor company since its formation in 1984 until 2006 and as President of FNF’s predecessor from 1984 to 1994. Mr. Foley is Chairman of the Board of FNF and FIS and serves as a director of Remy International, Inc. Mr. Foley holds a B.S. from the United States Military Academy at West Point, an M.B.A. from Seattle University and a J.D. from the University of Washington School of Law.

Thomas M. Hagerty has served as a director since April 2008. Mr. Hagerty is a Managing Director of THL Partners. Mr. Hagerty has been employed by THL Partners and its predecessor, Thomas H. Lee Company, since 1988. Mr. Hagerty also serves a director of FNF, FIS, Hawkeye Energy Holdings, LLC, MGIC Investment Corporation, MoneyGram International, Inc. and Sedgwick CMS Holdings, Inc. Mr. Hagerty holds a B.B.A. from the University of Notre Dame and an M.B.A. from Harvard Graduate School of Business Administration.

Scott L. Jaeckel has served as a director since November 2007. He is a Managing Director at THL Partners. Mr. Jaeckel worked at Thomas H. Lee Company from 1994 to 1996, rejoining in 1998. From 1992 to 1994, Mr. Jaeckel worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He currently serves as a director of MoneyGram International, Inc., Paramax Capital Group, Sedgwick CMS Holdings, Inc., Warner Music Group Corp. and other private companies. He holds a B.A. from The University of Virginia and an M.B.A. from the Harvard Graduate School of Business Administration.

Soren L. Oberg has served as a director since November 2007 and is a Managing Director at THL Partners. Mr. Oberg worked at Thomas H. Lee Company from 1993 to 1996, rejoining in 1998. Prior to joining THL Partners, Mr. Oberg worked at Morgan Stanley & Co. Incorporated in the Merchant Banking Division and at Hicks, Muse, Tate & Furst Incorporated. He currently serves as a director of Grupo Corporativo Ono, S.A., Hawkeye Energy Holdings, LLC and West Corporation, and other private companies. Mr. Oberg holds an A.B. from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

Alan L. Stinson has served as a director since November 2007. Mr. Stinson is the Chief Executive Officer of FNF, a position he has served in since May 31, 2007, prior to that Mr. Stinson was Co-Chief Operating Officer for FNF. Mr. Stinson joined FNF’s predecessor in October 1998 as Executive Vice President of Financial Operations, and in June 1999 was appointed Chief Financial Officer of FNF’s predecessor. Prior to joining FNF’s predecessor, Mr. Stinson was Executive Vice President and Chief Financial Officer of Alamo Title Holding Company from 1994 to 1998. He was a Partner at Deloitte & Touche, LLP from 1980 to 1994. Mr. Stinson holds a B.B.A. from the University of Texas.

Corporate Governance

All of our non-executive directors are designees of THL Partners or FNF. The Stockholders Agreement for Ceridian Holding, our ultimate parent, entered into in connection with the Transactions, requires up to three directors designated by THL Partners, up to three directors designated by FNF, and one management representative. The number of directors designated by each of THL Partners and FNF are subject to reduction if each of their respective ownership interests falls below certain specified percentages. In addition, our employment agreement with Kathryn V. Marinello provides that she will serve as Chair of our Board as long as she remains employed by us. Because of these requirements, together with the Sponsors’ controlling ownership of our outstanding common stock, we do not currently have a policy or procedures in place with respect to stockholder recommendations for nominees to our Board.

Prior to the Transactions, committees of our Board performed certain delegated Board functions. These committees included an Audit Committee, Compensation and Human Resources Committee and Nominating and Corporate Governance Committee. On the date of the Transactions, these committees were dissolved. With the exception of the appointment of an Audit Committee on October 2, 2008, since the Transactions, no new committees have been formed and all functions of the dissolved committees are performed by the Board. Our Audit Committee is comprised of Scott L. Jaeckel and Alan L. Stinson, with Mr. Stinson serving as the committee’s chairman. In light of our status as a closely held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.”

Code of Business Conduct and Ethics

We have a code of conduct for all of our employees, including our principal executive, financial and accounting officers and our controller, or persons performing similar functions, and each of the non-employee directors on our Board of Directors. The Ceridian Corporation Code of Conduct may be found on our web site at www.ceridian.com in the “About Us” section. We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.ceridian.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Commission either in addition to or in lieu of the website disclosure. The information contained on or connected to our website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the Commission. A holder of any of our securities may request a copy of our Code without charge by writing Ceridian Corporation, Attention: Corporate Secretary, 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425.

Item 11.	Executive Compensation

Throughout this annual report, we refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2008, as well as the other individuals included in the Summary Compensation Table, as our “named executives.” Included as a named executive is Perry H. Cliburn, who served as our Executive Vice President, Chief Information Officer through December 31, 2008. As we previously disclosed, we entered into a mutual termination agreement with Mr. Cliburn on September 3, 2008, pursuant to which his employment with us terminated effective December 31, 2008. Also, James Burns, a named executive and our Executive Vice President and President, Ceridian International, has announced his retirement effective March 31, 2009.

Overview

All responsibilities relating to the compensation of executive officers (including the named executives) are performed by our Board of Directors. This includes establishing and administering our executive compensation program as well as overseeing the compensation and benefit programs for executive officers and certain other senior-level employees who have significant influence and responsibilities for operations and financial accounting.

With respect to the compensation of the non-employee members of the Board, none of our non-employee directors received compensation during 2008 for their service as Board members. As discussed in this report under Item 10, “Directors, Executive Officers and Corporate Governance – Corporate Governance”, all of our non-executive directors are designees of THL Partners or FNF. The Stockholders Agreement for Ceridian Holding, our parent, entered into in connection with the Transactions, currently requires up to three directors designated by THL Partners, up to three directors designated by FNF, and one management representative. As discussed herein under Item 13, “Certain Relationships and Related Transactions, Director Independence– Transactions With Related Persons,” we are subject to two separate management agreements with FNF and an affiliate of THL Partners pursuant to which FNF and the THL Partners’ affiliate each, respectively, provide us with financial advisory, strategic and general oversight services for an annual management fee.

Compensation Discussion and Analysis

Executive Compensation Philosophy and Compensation Process

The performance of our businesses is dependent upon building a core group of management personnel with the appropriate skills, abilities and market knowledge, and continually developing the appropriate succession plans to continue to grow our business. The Board’s guiding philosophy is to provide a compensation program that will attract, motivate, reward and retain top quality executive leadership for our current and long-term success. To that end, the executive compensation program seeks to:

•	emphasize performance-based pay by rewarding superior performance with superior levels of compensation;

•	align the interests of senior management with the interests of our owners through the use of equity compensation;

•	motivate behaviors that increase the short- and long-term financial performance of our company; and

•	compete appropriately with other companies for talent by evaluating base salary and short- and long-term incentive pay against the external marketplace.

Actual total compensation (base salary, annual cash performance bonus and long-term equity incentive compensation) generally is targeted in a range between the 50th and 75th percentiles of comparative market data. All of our current named executives’ actual total cash compensation in 2008 approximates this range except for Mr. Cliburn, whose actual total cash compensation exceeds this target percentile range due to his base salary. Mr. Cliburn’s total cash compensation exceeded this range due to the base salary set when he was originally hired by us and which has remained unchanged. Greater weight is given to an executive’s performance-based compensation (annual cash performance bonus and long-term equity incentives) than to base salary. The higher the level of responsibility an executive has, the greater the executive’s total direct compensation emphasizes performance-based compensation. The Board believes that a higher level of at-risk pay is appropriate given the influence senior-level executives have on the Company’s performance. The executive compensation program also accounts for individual performance, which enables the Board to differentiate among executives and emphasize the link between their personal performance and compensation.

In the first quarter of each year the Board receives information regarding competitive compensation levels and practices for positions comparable to our executive officer and senior-level positions. This information is obtained from published nationwide compensation surveys compiled by nationally recognized compensation consulting firms. The companies included in the surveys are determined by these compensation consulting firms, and may include: Alliance Data Systems, ADP, Convergys, CSG Systems International, DST Systems, Fidelity National Information Systems, First Data, Global Payments, Paychex, Sabre Holdings, and Wright Express. General compensation surveys are used because, for many executive positions, our competition for talent is not industry specific. The competitive information, along with each executive’s current compensation information, is compiled for comparison purposes by management into a tally sheet for the Board review. Upon review of the tally sheets, the Board makes individual compensation decisions based on the following factors: individual performance, business unit and company performance, and overall scope of responsibilities. For all senior-level executives, the Board solicits and considers input from the chief executive officer regarding individual performance and potential. In making annual decisions regarding compensation for the chief executive officer, the Board meets in executive session to consider the chief executive officer’s performance for the year and the external competitive compensation information from the surveys described above.

The Board also periodically reviews termination payment scenarios and all of our benefit and perquisite programs for each of the named executives and other executive officers.

2008 Components of Executive Compensation

The principal components of compensation for the named executives were:

•	base salary;

•	annual cash performance bonus;

•	long-term equity incentives;

•	other executive benefits and perquisites; and

•	employment agreements, which contain termination and change-in-control benefits.

Base Salary. Base salary generally is targeted to approximate the 50th percentile of comparative market data. The 50th percentile was selected to assure that we pay approximately the same for a given position as the marketplace, without over- or under-compensating an executive. Deviation from the 50th percentile may be determined to be appropriate based on the Board’s assessment of the need to attract a particular executive, the responsibilities of the position, the executive’s performance and experience, and relative internal reporting relationships, recognizing that not all positions are directly correlated at different companies and not all individuals have the same talents among their peers. All of the named executives’ base salaries approximate the 50th percentile except for Mr. Cliburn, whose base salary exceeds this percentile. Mr. Cliburn’s base salary exceeded this percentile due to the base salary set when he was originally hired by us and which has remained unchanged.

Annual Cash Performance Bonus. Our short-term incentive program consists of an annual cash performance bonus to focus executives on meeting shorter-term financial and other goals in a time frame that is consistent with our annual business planning. The Board determines the goals for the performance bonus plan in conjunction with the Board’s approval of strategic and operating plans, so that the performance goals support the achievement of these plans. Each named executive’s target annual incentive bonus percentage is set as a percentage of base salary, generally within the targeted range of the 50th to 75th percentile of comparative market data. The individual performance plans provide for threshold, target and superior payments to reward executives for varying degrees of accomplishment of their financial and non-financial performance objectives.

The Board established the following annual cash performance bonus percentages for our named executives for 2008 as follows:

Officer	Threshold Bonus (Percentage of Base Salary)	Target Bonus (Percentage of Base Salary)	Superior Bonus (Percentage of Base Salary)
Kathryn V. Marinello	80%	110%	140%
Gregory J. Macfarlane	50%	70%	90%
Perry H. Cliburn	50%	70%	90%
Michael F. Shea	40%	60%	80%
James Burns	50%	70%	90%

Differences in target bonus percentages among the named executives are based on the scope of the respective named executives’ responsibilities and external market comparisons.

An executive’s annual cash performance bonus plan may have a number of different financial and non-financial criteria for achievement tied to company performance objectives and be individualized based on the executive’s ability to influence and contribute to results. Examples of individual performance criteria include: growth; compliance; cost reduction/simplification; employee engagement; and customer loyalty. The financial and non-financial performance criteria established by the Board for the 2008 annual cash performance bonus was as follows:

Kathryn V. Marinello
Objective & Weight	Threshold	Target	Superior
Ceridian Corporation Adjusted EBITDA - 33.3%	26.64%	36.63%	46.62%
Operating Improvement Plan - 33.3%	26.64%	36.63%	46.62%
Growth Metric - Ceridian Adjusted Revenue - 33.3%	26.64%	36.63%	46.62%

Total(1)	80%	110%	140%
(1) Rounded Gregory J. Macfarlane
Objective & Weight	Threshold	Target	Superior
Ceridian Corporation Adjusted EBITDA - 25%	12.50%	17.50%	22.50%
Operating Improvement Plan - 25%	12.50%	17.50%	22.50%
Growth Metric - Ceridian Adjusted Revenue - 25%	12.50%	17.50%	22.50%
Individual Performance - 25%	12.50%	17.50%	22.50%

Total	50%	70%	90%
Perry H. Cliburn
Objective & Weight	Threshold	Target	Superior
Ceridian Corporation Adjusted EBITDA - 25%	12.50%	17.50%	22.50%
Operating Improvement Plan - 25%	12.50%	17.50%	22.50%
Growth Metric - Ceridian Adjusted Revenue - 25%	12.50%	17.50%	22.50%
Individual Performance - 25%	12.50%	17.50%	22.50%

Total	50%	70%	90%
Michael F. Shea
Objective & Weight	Threshold	Target	Superior
Ceridian Corporation Adjusted EBITDA - 25%	10.00%	15.00%	20.00%
Operating Improvement Plan - 25%	10.00%	15.00%	20.00%
Growth Metric - Ceridian Adjusted Revenue - 25%	10.00%	15.00%	20.00%
Individual Performance - 25%	10.00%	15.00%	20.00%

Total	40%	60%	80%
James Burns
Objective & Weight	Threshold	Target	Superior
Ceridian Corporation Adjusted EBITDA - 25%	12.50%	17.50%	22.50%
International Operating Improvement Plan - 25%	12.50%	17.50%	22.50%
Growth Metric - International Adjusted Revenue - 25%	12.50%	17.50%	22.50%
Individual Performance - 25%	12.50%	17.50%	22.50%

Total	50%	70%	90%

The EBITDA and revenue growth metrics were chosen in order to provide a balance between top and bottom line growth. For those metrics, Ceridian EBITDA and revenue, respectively, for the 2008 fiscal year are adjusted to eliminate the effects of certain non-controllable and non-operational events (i.e., application of purchase accounting due to the Transactions; changes in fuel, float interest and currency exchange rates; and changes in accounting policies). With the exception of Ms. Marinello, the plan was designed to align all executives to overall Ceridian profitability (25%), while also tying them to corporate and/or business unit performance (50%) and their own individual personal performance (25%). For 2008, the plan for Ms. Marinello did not include individual performance but rather focused solely on overall Ceridian performance as noted above.

The specific 2008 corporate performance amounts associated with the Threshold, Target and Superior metrics for Ceridian Corporation Adjusted EBITDA and Ceridian Adjusted Revenue are set forth in the table below (dollars in millions). This represents bonus plan metrics applicable to Ms. Marinello and Messrs. Macfarlane, Cliburn, and Shea as indicated above.

Objective	Threshold	Target	Superior
Ceridian Corporation Adjusted EBITDA	$468.3	$492.9	$517.5
Growth Metric - Ceridian Adjusted Revenue	$1,708.1	$1,798.0	$1,887.9

The specific 2008 corporate performance amounts associated with the Threshold, Target and Superior metrics for Mr. Burns were (dollars in millions):

Objective	Threshold	Target	Superior
Ceridian Corporation Adjusted EBITDA	$468.3	$492.9	$517.5
Growth Metric - International Adjusted Revenue	$30.0	$31.6	$33.2

With respect to the operating improvement plan metric, performance is evaluated on the company’s success in executing various identifiable initiatives intended to decrease operating costs and improve margins while also improving customer service quality. For a further discussion of our operating improvement plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Improvement Plan” in Item 7 of this annual report.

With respect to the individual performance metric, each of the named executives are subjectively evaluated on the overall growth of their business unit and the achievement of personal and department goals related to customer loyalty and retention, employee engagement and strategic initiatives.

The tables below reflect the actual performance achieved in 2008 for the applicable corporate performance metrics (dollars in millions).

Objective (Marinello, Macfarlane, Cliburn and Shea)	Actual
Ceridian Corporation Adjusted EBITDA	$451.7
Growth Metric - Ceridian Adjusted Revenue	$1,735.0

Objective (Burns)	Actual
Ceridian Corporation Adjusted EBITDA	$451.7
Growth Metric - International Adjusted Revenue	$31.0

The Board determined that performance was achieved at the Superior level for the operating improvement plan metric.

The actual amount of the annual cash performance bonus paid or awarded to a named executive is subject to the discretion of the Board, and the amount can be impacted by significant external events, individual employment status and performance, and unusual business events. As a result, the Board may from time to time exercise its discretion and award annual cash performance bonuses in excess of the performance achieved by named executives and no or reduced annual cash performance bonus to named executives who had achieved their performance goals. The Board did not exercise this discretion for awards paid in association with 2008 performance. The actual bonuses paid for each named executive are reflected in column (g) of the Summary Compensation Table set forth herein.

Long-Term Equity Incentives. Awards of stock options and/or restricted stock are designed to motivate sustained company growth over the long-term and align the executives’ interests with those of our owners. Awards, if granted, are provided through the Ceridian Holding 2007 Stock Incentive Plan (the “2007 Plan”). During 2008, no awards of stock options or restricted stock were made to our named executives as noted in the Grants of Plan Based Awards Table. In 2007, the named executives received one-time stock option grants under the 2007 Plan which are currently intended to be in lieu of receiving future annual grants.

The 2007 Plan provides 10,540,540 shares of common stock of Ceridian Holding available for issuance pursuant to awards of stock options and/or restricted stock under the plan. The 2007 Plan is administered by the board of directors of Ceridian Holding, who determine the terms of each award that is granted, and interpret the terms of the 2007 Plan. The board of directors of Ceridian Holding may also make adjustments to awards conditioned upon the attainment of performance conditions, including adjustments to the terms and conditions of such awards and the criteria therein. The 2007 Plan may be amended or terminated at any time by the board of directors of Ceridian Holding; however, no amendment or termination may be made without the consent of the participant if such action would materially diminish the participant’s rights under the 2007 Plan or any award. The termination of the 2007 Plan would not affect any awards outstanding on the termination date. The members of the board of directors of Ceridian Holding are the same individuals that serve as the members of our Board.

Other Executive Benefits and Perquisites. We offer certain benefit and perquisite programs for the current named executives and other senior-level executives. The Board believes that these programs are necessary to be competitive in attracting and retaining top quality leaders. The Board periodically reviews the benefit and perquisite programs to ensure the programs remain competitive, cost-effective, and in-line with the original goals of the programs. Except as indicated, all named executives are eligible for the following programs:

•

Deferred Compensation Plan. We maintain a deferred compensation plan that allows executives to defer receipt of up to 100% of their base salary and/or annual cash performance bonus into accounts that track the performance of investment funds. This plan was established to give executives an additional tax-deferred method to save for retirement, education or other significant expenditures. Mr. Burns is not eligible to participate in this plan.

•

Defined Contribution Retirement Plans. We sponsor a defined contribution 401(k) retirement plan for U.S. employees that provides for voluntary employee contributions and a company match. This plan is our primary retirement plan for U.S. employees. We have also established a 401(k) restoration matching contribution program for executives whose 401(k) plan employer matching contributions are limited by IRS regulations. In addition, for the current named executives other than Mr. Burns we make supplemental executive retirement plan (“SERP”) contributions. Both the 401(k) restoration and SERP contributions are credited annually to the executive’s account in our deferred compensation plan. The 401(k) restoration and SERP programs are intended to provide an enhanced retirement benefit to those executives who did not participate in any defined benefit pension plan in order to attract and retain mid-career executives. For Mr. Burns, we make company contributions to the applicable U.K. retirement plan.

•

Other Supplemental Benefits and Perquisites. With the exception of Mr. Burns, we provide the current named executives with certain miscellaneous benefits, including long-term care insurance and enhanced short- and long-term disability programs, and one additional week of vacation leave. Further, all named executives may obtain an annual executive physical for themselves at our expense, and their spouses may also obtain an annual physical, the cost of which is income to the executive. As part of her employment agreement, we agreed to provide Kathryn V. Marinello with an allowance, to be determined periodically by the Board, for membership in a country club of her choice. Ms. Marinello has not requested this allowance. The Board periodically reviews the necessity and value of these programs and makes determinations primarily based on their review and understanding of industry competitive practices.

In addition, we generally provide a cash payment in lieu of certain other perquisites to executives. The cash payment is intended to replace common competitive perquisites and provide increased flexibility for the executive while reducing our administrative expenses. As a result, we generally do not provide common perquisites such as a car allowance, financial counseling and legal counseling to our U.S. executives. For, Mr. Burns, we provide executive perks which are similar to those offered to comparable executive positions in the United Kingdom, including car allowance and expenses, company paid taxable life insurance, household maintenance reimbursement and cost of an annual executive physical.

Employment Agreements and Termination and Change-in-Control Benefits. We have employment agreements with all of the current named executives. The primary purpose of the agreements is to establish the terms of employment and to protect both Ceridian and the individual. We are provided with reasonable protections that the executive will perform at acceptable levels and will not compete with, disparage, or recruit employees from us after termination of the employment relationship. The executive is provided financial protection in the event of certain reasons for termination of employment, in recognition of the executive’s professional career and a foregoing of present and future career options. The employment agreements provide for severance payments in the event of certain categories of termination. See “—Potential Payments upon Termination or Change of Control for Named Executives.”

2008 Compensation for Named Executives

Kathryn V. Marinello. Ms. Marinello’s 2008 base salary was set at $827,000, based on a salary analysis. Ms. Marinello’s 2008 annual cash incentive target bonus was at 110% of her base salary, with a superior payment of 140% of base salary. No stock option or restricted stock awards were granted to Ms. Marinello in 2008. In addition, Ms. Marinello was eligible for other executive benefits and perquisites. See “—Other Executive Benefits and Perquisites.”

Gregory J. Macfarlane. Mr. Macfarlane’s 2008 base salary was set at $370,000, based on a salary analysis. Mr. Macfarlane’s 2008 annual cash incentive target bonus was at 70% of his base salary, with a superior payment of 90% of base salary. No stock option or restricted stock awards were granted to Mr. Macfarlane in 2008. In addition, Mr. Macfarlane was eligible for other executive benefits and perquisites. See “—Other Executive Benefits and Perquisites.”

Perry H. Cliburn. For 2008, Mr. Cliburn’s base salary remained at $400,000, based on a salary analysis. Mr. Cliburn’s 2008 annual cash incentive target bonus was at 70% of his base salary, with a superior payment of 90% of base salary. No stock option or restricted stock awards were granted to Mr. Cliburn in 2008. In addition, Mr. Cliburn was eligible for other executive benefits and perquisites. See “—Other Executive Benefits and Perquisites.” Mr. Cliburn’s employment with us terminated effective December 31, 2008, at which time his employment agreement with us also terminated. In accordance with our mutual termination agreement with Mr. Cliburn, he received a lump sum severance payment equal to two years of base salary, or $800,000, in January 2009. Also, in March 2009, Mr. Cliburn received $146,000 as his incentive cash bonus earned with respect to 2008. Mr. Cliburn is also entitled to reimbursement for outplacement services not to exceed $20,000, which to date has not been paid or requested.

Michael F. Shea. Mr. Shea’s 2008 base salary was set at $292,000, based on a salary analysis. Mr. Shea’s 2008 annual cash incentive target bonus was at 60% of his base salary, with a superior payment of 80% of base salary. No stock option or restricted stock awards were granted to Mr. Shea in 2008. In addition, Mr. Shea was eligible for other executive benefits and perquisites. See “—Other Executive Benefits and Perquisites.”

James Burns. Mr. Burns’ 2008 base salary remained at $360,473, based on a salary analysis. Mr. Burns’ 2008 annual cash incentive target bonus was at 70% of his base salary, with a superior payment of 90% of base salary. No stock option or restricted stock awards were granted to Mr. Burns in 2008. In 2008, the company paid $331,532 for expenses associated with Mr. Burns’ relocation from Canada to the United Kingdom. In addition, Mr. Burns was eligible for select executive benefits and perquisites. See “—Other Executive Benefits and Perquisites.” Mr. Burns has announced his retirement effective March 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(7)	Total ($)
(a)	(b)	(c)	(d)		(e)		(f)		(g)	(i)	(j)
Kathryn V. Marinello Chairman and Chief Executive Officer	2008	$814,346					$1,416,649	(3)	$630,588	$265,355	$3,126,939
	2007	$780,000			$5,794,238	(2)	$4,552,350	(4)	$1,349,282	$137,469	$12,613,339
	2006	$138,000	$950,000	(1)	$225,646	(2)	$165,253	(4)		$66,040	$1,544,939
Gregory J. Macfarlane Executive Vice President and Chief Financial Officer	2008	$364,615					$252,000	(3)	$209,050	$120,642	$946,307
	2007	$262,500	$150,000	(1)	$621,000	(2)	$155,098	(4)	$311,238	$216,493	$1,716,329
Perry H. Cliburn Executive Vice President, Chief Technology Officer	2008	$400,000					$151,200	(3)	$146,000	$916,694	$1,613,894
	2007	$400,000			$337,140	(2)	$523,098	(4)	$335,701	$74,500	$1,670,439
Michael F. Shea Executive Vice President, Quality & Service Operations	2008	$287,423					$201,600	(3)	$150,380	$81,856	$721,259
	2007	$248,557	$180,000	(1)	$565,380	(2)	$239,202	(4)	$217,044	$43,737	$1,493,920

James Burns(6) Executive Vice President & President Ceridian International	2008	$360,473					$50,400	(3)	$183,160	$411,382	$1,005,415

(1)	Messrs. Macfarlane and Shea received a one-time sign-on bonus upon hire pursuant to their employment agreements. In 2006, Ms. Marinello received a sign-on bonus pursuant to her employment agreement.

(2)	With respect to 2007, this column includes the value of restricted stock that naturally vested in 2007 prior to the Transactions, as well as the value of previously unvested restricted stock cashed out in the Transaction. The Transactions consideration amount of $36 per share was used to calculate the cash out value. The amount associated with the Transactions for Ms. Marinello was $3,906,936, for Mr. Macfarlane was $621,000, for Mr. Cliburn was $337,140, and for Mr. Shea was $565,380. With respect to 2006 for Ms. Marinello, this column represents the recognized FAS 123R expense in 2006 of restricted stock and restricted stock unit awards granted in 2006 and prior years.

(3)	The amounts shown are the compensation costs over the requisite service period recognized by us in 2008 for option awards pursuant to FAS123R. All compensation costs reflect options awarded in 2007 under the 2007 Plan. The options granted in 2007 following the Transactions to the current named executives were one-time grants under the 2007 Plan in lieu of receiving future annual grants.

(4)	With respect to 2007, this includes the compensation costs recognized by us in 2007 for options awarded under the 2007 Plan. Amounts shown do not reflect compensation actually received by the named executive officer. Instead the amounts shown are the compensation costs over the requisite service period recognized by us in 2007 for option awards pursuant to FAS123R. If the full amount of the FAS123R expense for these options were recognized in 2007, the full FAS123R value for options subject to both time and performance based vesting, would equal $14,897,300, $2,650,000, $1,590,000, and $2,120,000 for Messrs. Marinello, Macfarlane, Cliburn and Shea respectively.

This column also includes the value of the stock options cashed out based on the $36 per share consideration price for the Transactions. The value associated with the cash-out of stock options in connection with the Transactions for Ms. Marinello was $4,351,658, for Mr. Macfarlane was $119,398, for Mr. Cliburn was $518,627, and for Mr. Shea was $210,642. The options granted in 2007 following the Transactions to the current named executives were one-time grants under the 2007 Plan in lieu of receiving future annual grants. With respect to 2006 for Ms. Marinello, represents the recognized FAS 123R expense in 2006 of stock options granted in 2006 and prior years.

(5)	This column includes the annual performance-based cash incentive awards earned in 2007 and 2008 paid in February 2008 and March 2009 respectively. Details on the payout range for the 2008 awards can be found on the “Grants of Plan Based Awards” table under the column “Estimated Future Payouts under Non-Equity Incentive Plan Awards”.

(6)	Amounts reported for Mr. Burns reflect an average daily interbank exchange rate in 2008 of $1.85518 U.S. dollars to £1.00 British pound sterling and $0.94410 U.S. dollars to $1.00 Canadian dollar.

(7)	This column includes the annual cash perquisites allowance, 401(k) match amounts or company retirement contribution, restoration match amounts, supplemental executive retirement plan (SERP) amounts, long term care or life insurance, other personal benefits and severance payments. The table below represents the detailed breakdown by category for amounts included in the Summary Compensation Table. The amounts shown in this column include the following:

Name	Year	Cash in Lieu of Other Perks(a)	401(k) Match or Company Retirement Contribution(b)	Restoration Match(c)	SERP(d)	Long-Term Care or Life Insurance(e)	Other Personal Benefits(f)	Severance Related Payments(g)	Total ($)
Kathryn V. Marinello	2008	$45,000	$9,200	$77,345	$133,810				$265,355
	2007	$8,654	$9,000	$22,200	$62,400		$35,215		$137,469
	2006	$45,000			$11,040		$10,000		$66,040
Gregory J. Macfarlane	2008	$25,000	$9,200	$17,834	$48,788	$231	$19,589		$120,642
	2007	$19,230	$9,000	$1,500	$21,000	$692	$165,071		$216,493
Perry H. Cliburn	2008	$25,000	$9,200	$20,228	$54,376	$120	$7,770	$800,000	$916,694
	2007	$25,000	$9,000	$7,467	$32,933	$100			$74,500
Michael F. Shea	2008	$15,000	$9,200	$10,979	$36,197	$85	$10,395		$81,856
	2007	$13,846	$9,000	$942	$19,885	$64			$43,737
James Burns(h)	2008		$54,264			$146	$356,972		$411,382

(a)	We provide a cash payment in lieu of additional perquisites to our executives.

(b)	Reflects amount of company contributions to qualified 401(k) plans offered to all U.S. employees. For more details with respect to 2008 see, “—Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans.” For Mr. Burns, amounts reported reflect company contributions to the applicable U.K. retirement plan.

(c)	For all named executives except Mr. Burns, we provide for supplemental 401(k) restoration employer matching contributions of up to 4% of gross pay above government-imposed compensation limits for participants to our deferred compensation plan. For more details with respect to 2008 see, “—Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans.”

(d)	For all named executives except Mr. Burns, we provide defined contribution SERP employer contributions to our deferred compensation plan that generally vested on the second anniversary of the date of credit. The amount of the 2008 contribution listed for Mr. Cliburn ($54,376) was subsequently forfeited following his termination of employment on December 31, 2008. For more details with respect to 2008, see, “—Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans.” For 2007, all amounts were vested based on SERP plan provision as it relates to the Transactions.

(e)	For all named executives except Mr. Burns, represents employer-paid premiums to long-term care insurance policies. For Mr. Burns, represents company paid taxable life insurance benefits.

(f)	Other personal benefits in 2008 include: trips related to reward and recognition events for Mr. Macfarlane ($12,031), Mr. Cliburn ($7,770), and Mr. Shea ($10,395) as well as an executive physical for Mr. Macfarlane ($7,558). For 2007, other personal benefits include: for Ms. Marinello, a home security system ($26,043), an executive physical ($7,993) and one personal trip on our airplane ($1,179), for Mr. Macfarlane, an executive physical ($5,661) and costs associated with his relocation ($159,410). In 2006, the amounts for Ms. Marinello represent payment of fees to legal counsel representing Ms. Marinello in the negotiation of her employment agreement with us. For Mr. Burns, other personal benefits include car allowance and related expenses ($21,539), executive physical ($1,113), reward and recognition events ($2,788) and company paid relocation expenses ($331,532).

(g)	Mr. Cliburn served as our Executive Vice President, Chief Information Officer through December 31, 2008. Under the terms of our mutual termination agreement with Mr. Cliburn, Mr. Cliburn’s employment with us terminated effective December 31, 2008, at which time his employment agreement with us also terminated. Pursuant to this agreement, he received a lump sum severance payment equal to two years of base salary, or $800,000.

(h)	Amounts reported for Mr. Burns reflect an average daily interbank exchange rate in 2008 of $1.85518 U.S. dollars to £1.00 British pound sterling and $0.94410 U.S. dollars to $1.00 Canadian dollar.

Grants of Plan-Based Awards

As discussed in “Compensation Discussion and Analysis - Executive Compensation Philosophy and Compensation Process,” we provide for annual cash performance bonus awards and long-term equity incentive awards consisting of stock option awards to our named executives. In 2008, no stock option or stock awards were made to our named executives. The options granted in 2007 following the Transactions to the named executives were one-time grants under the 2007 Plan in lieu of receiving future annual grants.

The following table provides information on each grant made to a named executive under any plan during 2008. No consideration was paid by the named executive to receive any of the awards listed below.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future/Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)
Kathryn V. Marinello	n/a	$661,600	$909,700	$1,157,800
Gregory J. Macfarlane	n/a	$185,000	$259,000	$333,000
Perry H. Cliburn	n/a	$200,000	$280,000	$360,000
Michael F. Shea	n/a	$116,800	$175,200	$233,600
James Burns	n/a	$180,880	$253,232	$325,584

(1)	Reflects annual cash performance bonus awards made to the named executives. The amounts reflected in the “threshold”, “target” and “maximum” columns (c), (d) and (e) for each named executive reflect a percentage of base salary for such named executive as discussed in this report under the heading “—Annual Cash Performance Bonus Awards.” The actual bonus payments for 2008 performance have been made based on the metrics described in this report and are shown in the “Summary Compensation Table” in the column titled “Non-Equity Incentive Plan Compensation.” These bonuses were paid in March 2009. Amounts reported for Mr. Burns reflect an average daily interbank exchange rate in 2008 of $1.85518 U.S. dollars to £1.00 British pound sterling.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised stock options, restricted stock or restricted stock units that have not vested, and other equity incentive awards held by a named executive and remain outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Kathryn V. Marinello	281,081	1,124,325	1,405,405	$10.00	11/9/2017
Gregory J. Macfarlane	50,000	200,000	250,000	$10.00	11/9/2017
Perry H. Cliburn(2)	30,000	120,000	150,000	$10.00	12/21/2017
Michael F. Shea	40,000	160,000	200,000	$10.00	11/9/2017
James Burns(3)	10,000	40,000	50,000	$10.00	12/21/2017

(1)	Represents grants of non-qualified stock options under the 2007 Plan. It is currently intended the options granted in 2007 following the Transactions to the current named executives will be one-time grants under the 2007 Plan in lieu of receiving future annual grants. Such options are granted 50% time based vesting and 50% performance based vesting. Subject to certain exceptions, so long as the named executive remains employed by us, the non-qualified stock option grants have five-year elapsed time vesting schedules, with one-fifth cumulative vesting on the anniversary of the date of grant. The exercise price was based on the Transactions value per share, or $10 per share. Stock options expire ten years from the date of grant. The vesting criteria for the performance-based stock options granted in 2007 following the Transactions is based on the value of our common equity reaching $20 per share.

(2)	Pursuant to the terms of the 2007 Plan, upon Mr. Cliburn’s termination of employment on December 31, 2008, all unvested options expired. Mr. Cliburn has 90 days following his termination of employment to exercise his vested options.

(3)	Pursuant to the terms of the 2007 Plan, upon Mr. Burns’ retirement on March 31, 2009, all of his unvested options will expire. Mr. Burns has 90 days following his termination of employment to exercise his vested options.

Option Exercises and Stock Vested

None of our named executives exercised stock options during 2008 or vested in any restricted stock or restricted stock units.

Pension Benefits

No named executives are eligible to participate in a defined benefit pension plan.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We sponsor a non tax-qualified deferred compensation plan that allows certain executives, including all of the current named executives with the exception of Mr. Burns, to defer up to 100% of their annual base salary and annual cash performance bonus award into investment accounts. Gains and/or losses on these investment accounts mirror the gains and/or losses on the actual underlying investment funds. Accounts are paid at termination of employment; however, at the time of the voluntary election to defer, the executive may elect an in-service distribution date for a lump sum payment. Payments following termination of employment are made in a single lump sum unless the executive is at least age 55 with 10 years of service at termination and has elected to receive the account in annual installments.

For all of the current named executives with the exception of Mr. Burns, we sponsor a 401(k) restoration plan that matches employee contributions made to our tax-qualified 401(k) plan of up to 4% of gross pay above the IRS-imposed compensation limits for participants. All contributions to the 401(k) restoration plan are immediately 100% vested. In addition, we provide a non tax-qualified supplemental executive retirement plan employer contribution for our named executives and certain other senior executives. The SERP employer contribution is calculated at 8% of the named executive’s base salary and target annual cash performance bonus award. The SERP employer contribution vests on the second anniversary of the date of credit. In the case of the executive’s death, disability or attainment of age 65 or age 55 and completion of at least 10 years of vesting service, the SERP employer contributions vest immediately. SERP employer contributions also vest immediately due to a change-in-control. Both types of employer contributions are credited as of the last day of the calendar year into the account of the named executive in the deferred compensation plan. Accounts are paid at termination of employment in a single lump sum unless the executive is at least age 55 with 10 years of service at termination and has elected to receive the account in annual installments. Unvested amounts are forfeited upon termination of employment.

The following table provides information concerning our non-qualified defined contribution plan and other non-qualified deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified to a named executive.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in the Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Balance at Last FYE ($)(4)
(a)	(b)	(c)	(d)	(f)
Kathryn V. Marinello		$211,155	$1,665	$308,951
Gregory J. Macfarlane	$308,069	$66,622	($118,671)	$291,481
Perry H. Cliburn		$74,604	($16,929)	$98,966	(5)
Michael F. Shea	$108,522	$47,176	($57,818)	$141,395
James Burns(6)		$0		$0

(1)	Amounts reflect deferrals of salary and annual cash performance bonus awards (earned in 2007) and deferred in 2008.

(2)	Amounts reflect supplemental 401(k) restoration employer matching contributions and defined contribution SERP employer contributions as included in the “All Other Compensation” column of the Summary Compensation Table.

(3)	Each participating named executive selects from 12 “deemed” investment vehicles to credit investment gains and/or losses. Gains and/or losses are based on the actual investment experience of the underlying investment; no above market earnings are credited.

(4)	Amounts reported in column (f) for each named executive include amounts previously reported by us in prior years when earned if that executive’s compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and/or bonus and company contributions.

(5)	In January 2009, Mr. Cliburn received payment of his vested deferred compensation balance in the amount of $44,590. His unvested balance as of December 31, 2008 equal to $54,376 was forfeited upon his termination of employment.

(6)	Mr. Burns is not eligible to participate in any of our Nonqualified Deferred Compensation programs.

Potential Payments Upon Termination or Change-in-Control

We believe that reasonable and appropriate severance and change-in-control benefits are appropriate to protect our named executives against circumstances over which they have no control and as consideration for the promises of non-compete, non-disparage and non-recruit that we require in our employment agreements. Furthermore, we believe change-in-control severance payments align the named executives’ interests with our own by enabling the named executive to evaluate a transaction in the best interests of our shareholders and our other constituents without undue concern over whether the transaction may jeopardize the named executive’s own employment.

We have entered into employment agreements and maintain benefit plans and programs that would require us to provide certain benefits and payments to our current named executives in the event of termination of employment under specific circumstances. The amount of compensation payable to our named executives, other than Mr. Cliburn whose employment terminated on December 31, 2008, in each situation is listed in the tables below. Mr. Cliburn’s actual payments upon termination of employment are included in the Summary Compensation Table and therefore disclosures regarding potential payments upon termination or change-in-control for Mr. Cliburn are not included below. Pursuant to the terms of his mutual termination agreement with us, in connection with his termination Mr. Cliburn received a payment of $800,000, representing two years of his base salary. Also, Mr. Cliburn received $146,000 as his incentive cash bonus earned with respect to 2008. Mr. Cliburn is also entitled to reimbursement for outplacement services not to exceed $20,000. With respect to Mr. Burns, notwithstanding the disclosures in the tables below, as the result of his announced retirement, he will receive no compensation or benefits following March 31, 2009 and will not receive any severance or other post-termination compensation or benefits.

The employment agreements of Ms. Marinello and Messrs. Macfarlane and Shea each have an initial five-year term, expiring November 9, 2012, and Mr. Burns’ employment agreement (which is with one of our international subsidiaries) has an initial 30-month term, expiring January 29, 2010. Mr. Cliburn’s employment agreement was terminated effective December 31, 2008 upon the termination of his employment. Mr. Burns’ employment agreement will terminate effective March 31, 2009 upon his retirement. All employment agreements with our current named executives automatically renew for successive additional one-year terms on the anniversary date of the agreement. The employment agreements differ between our current named executives; significant differences among the agreements with Ms. Marinello and Messrs. Macfarlane, Shea and Burns are noted below.

Involuntary Termination, Death and Disability

Involuntary Termination on or Before November 9, 2009

Our employment agreements with Ms. Marinello and Messrs. Macfarlane and Shea specify that if we terminate such executive without cause within two years of the date of the Transactions, such termination would be deemed to be a change of control termination and entitle the applicable executive to the severance and other payments due pursuant to the change of control provisions of their respective employment agreements. See “—Change of Control Arrangements” below. Furthermore, the benefits provided upon termination of a named executive’s employment without cause are also provided upon the termination by the executive of the executive’s employment for “good reason”, which is generally defined as an adverse change in an executive’s responsibilities, authority, compensation, benefits or working conditions or a material breach by us of the executive’s employment agreement.

Our employment agreement with Mr. Burns does not provide that an involuntary termination of Mr. Burns’ employment within two years of the date of the Transactions would be deemed to be a change of control termination. Therefore, severance and other payments due Mr. Burns upon an involuntary termination by us or termination for “good reason” by him on or before November 9, 2009 are the same as they are after November 9, 2009 as described in the following section.

We have adopted an Amended and Restated Change-in-Control Severance Policy which provides certain severance benefits to specified employees. No named executive is subject to the policy, which expires November 9, 2009.

Involuntary Termination After November 9, 2009

If we terminate Ms. Marinello without cause on at least 30 days’ notice and a release of claims is signed by her, she will be entitled to receive payment equal to:

•	30 days’ of annual base salary through the notice period;

•	two times the sum of (a) the annual base salary plus (b) the annual cash performance bonus award she was entitled to for the fiscal year immediately prior to the termination; and

•

a prorated share of the annual cash performance bonus she would otherwise have received for the current fiscal year if she had remained employed by us for the fiscal year in which termination occurred.

In addition, Ms. Marinello’s employment agreement also provides for:

•	the payment of any COBRA health, dental and vision premiums for 18 months; and

•	reasonable reimbursement of outplacement services not to exceed $50,000 for up to 24 months.

If we terminate Messrs. Macfarlane, Shea or Burns without cause on at least 30 days’ notice and a release of claims is signed by him, he will be entitled to receive payment equal to:

•	30 days’ of annual base salary through the notice period;

•	two times the executive’s annual base salary; and

•	a prorated share of the annual cash performance bonus he would otherwise have received for the current fiscal year if he had remained employed by us for the fiscal year in which termination occurred.

In addition, Messrs. Macfarlane and Shea’s employment agreements also provide for:

•	the payment of any COBRA health, dental and vision premiums for six months; and

•	reasonable reimbursement of outplacement services not to exceed $20,000 for up to 24 months.

In addition, Mr. Burns’ employment agreement also provides for:

•

at Mr. Burns’ choice, either the continuation of health, dental and life insurance benefits for a period of 24 months or the continuation of such benefits for a period of eight weeks and a lump sum cash payment equal to 10% of his base salary; and

•	reasonable reimbursement of outplacement services not to exceed $20,000 for up to 24 months.

Furthermore, the benefits provided upon termination of each executive’s employment agreement without cause are also provided upon the termination by the executive of the executive’s employment agreement for “good reason”, which is generally defined as an adverse change in an executive’s responsibilities, authority, compensation, benefits or working conditions or a material breach by us of the executive’s employment agreement.

Mr. Burns’ agreement also provides that in the event (i) his employment is terminated solely as the result of our international subsidiary employing him no longer being deemed an affiliate of ours, and (ii) at the time of such termination, he is not offered or subject to an employment agreement with another one of our affiliates providing him with rights identical to those in his current employment agreement, such termination shall be deemed an involuntary termination without cause.

Termination due to Death. If termination occurs due to death, the deceased executive’s estate will be entitled to receive payment equal to:

•	the executive’s annual base salary; and

•	a proportionate share of the annual cash performance bonus the executive would otherwise have received for the year in which termination occurred and “target” goals had been achieved.

Termination due to Disability. If termination occurs due to disability, the terminated executive will be entitled to receive payment equal to:

•	the executive’s base pay for six months following the disability; and

•	a proportionate share of the annual cash performance bonus the executive would otherwise have received for the year in which termination occurred and “target” goals had been achieved.

Change of Control Arrangements. Under the terms of our equity compensation plans, the exercisability of unvested stock options or the vesting of other awards under our stock-based compensation plans accelerate upon a “change of control” of Ceridian.

The employment agreements provide that following a “change of control termination” of the executive, the executive will be entitled to receive payment that is equal to three times the following:

•	the executive’s annual base salary;

•	any bonus the executive would have received under all applicable Ceridian annual cash performance bonus programs for the year in which the termination occurs had “superior” targets been achieved;

•

with the exception of Mr. Burns, the highest annual aggregate amount of the employer contributions into our
401(k) restoration and the SERP contribution made into the Ceridian Corporation Deferred Compensation Plan in each of the last three years; and

•	in addition, for Ms. Marinello only, the annual cash performance bonus she was entitled to for the full fiscal year completed immediately prior to the termination.

The lump sum payments made to the executives would be in lieu of any other severance payment specified in their employment agreements. Outplacement services (up to $50,000 for Ms. Marinello, up to $20,000 for Messrs. Macfarlane, Shea and Burns), relocation and attorney’s fees would also be provided in certain circumstances. Our current named executives would also be eligible to receive a prorated portion of their annual bonus award for the fiscal year in which the change of control occurs assuming that any applicable performance objectives were achieved at the “target” level of performance. In addition, a portion of health and dental coverage will be paid by us until the named executive reaches age 65.

For purposes of the employment agreements, a “change of control” is generally defined as any of the following:

•

a merger or consolidation involving Ceridian if less than 50 percent (60 percent with respect to Mr. Burns) of its voting stock after the business combination is held by persons who were stockholders before the business combination;

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

The term “change of control termination” refers to either of the following if it occurs within two years of a “change of control” of Ceridian:

•

termination of an executive’s employment by us for any reason other than conduct that constitutes fraud, theft or embezzlement of our assets, an intentional violation of law (a conviction of a crime with respect to Mr. Burns) involving moral turpitude, or failure to follow our conduct or ethics policies; and

•

the executive terminates employment with us for “good reason,” which is generally defined as an adverse change in an executive’s responsibilities, authority, compensation, benefits or working conditions or a material breach by us of the executive’s employment agreement.

A change of control termination does not include termination of employment due to death or disability, but includes termination in anticipation of a change of control, whether or not the change of control actually occurs.

Potential Payments upon Termination or Change of Control for Named Executives

Kathryn V. Marinello. The following table describes the potential termination payments for Ms. Marinello assuming termination on December 31, 2008:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Termination Without Cause/Termination for Good Reason (10)	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(1)	$68,917	$8,479,630		$8,479,630	$827,000	$413,500
Short-Term Incentive(2)		$909,700		$909,700	$909,700	$909,700
Long-Term Incentives Unvested & Accelerated - Stock Options(3)
Benefits
Incremental Non-Qualified Retirement(4)				$133,810	$133,810	$133,810
Post-Termination Health(5)		$148,239		$148,239
Life Insurance(6)					50,000
Disability Benefits(7)						$300,492
Accrued Paid Time Off(8)	$63,615	$63,615	$63,615	$63,615	$63,615	$63,615
Outplacement Services(9)		$50,000		$50,000

(1)	Severance for involuntary termination without cause or for good reason or change of control termination is equal to three times the sum of: (a) base salary, (b) the earned bonus the executive would have been entitled to for the fiscal year immediately preceding termination, (c) the bonus the executive would have been entitled to in the year of termination if “superior” targets had been met, and (d) certain retirement contributions. In the event of voluntary termination, the executive will be paid for a 30 day notice period. Payment for death is one times base salary. In the event of disability, base salary is continued for six months.

(2)	Annual cash performance bonus award is payable at “target” for change of control, involuntary termination without cause or for good reason, and in the event of death or disability.

(3)	Value of “in the money” stock options based on an estimated value of $10 per share at December 31, 2008 which equals the exercise price for the awards granted on November 9, 2007. Stock options accelerate vesting upon a change of control and in the event of death or disability.

(4)	The unvested portion of the defined contribution supplemental executive retirement plan benefit accelerates vesting upon change of control, death or disability.

(5)	In an involuntary termination without cause or for good reason, or change of control termination, we pay a portion of health and dental insurance coverage to age 65. The annual employer cost based on 2008 rates is $11,403. The amount shown in column (e) is based on 13 years of coverage to age 65; assuming a constant annual rate.

(6)	Payout based on company-paid coverage of $50,000.

(7)	Disability benefits are provided under both an insured and a self-insured policy. The annual benefit is based on 65% of base salary plus bonus, capped at $25,041 per month. The amount shown indicates the annual payment.

(8)	Estimated amount based on current base salary and annual personal days off accrual.

(9)	Reasonable outplacement is provided for involuntary termination without cause, for good reason, and for change of control termination for up to 24 months, up to a maximum of $50,000.

(10)	Under the terms of Ms. Marinello’s employment agreement, through November 9, 2009, an involuntary termination without cause or termination for good reason is treated as a change of control termination. Amounts reported apply to an involuntary termination on or prior to November 9, 2009.

Gregory J. Macfarlane. The following table describes the potential termination payments for Mr. Macfarlane assuming termination on December 31, 2008:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Termination Without Cause/Termination for Good Reason (10)	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(1)	$30,833	$2,308,867		$2,308,867	$370,000	$185,000
Short-Term Incentive(2)		$259,000		$259,000	$259,000	$259,000
Long-Term Incentives Unvested & Accelerated - Stock Options(3)
Benefits
Incremental Non-Qualified Retirement(4)				$48,788	$48,788	$48,788
Post-Termination Health(5)		$300,996		$300,996
Life Insurance(6)					50,000
Disability Benefits(7)						$300,492
Accrued Paid Time Off(8)	$28,462	$28,462	$28,462	$28,462	$28,462	$28,462
Outplacement Services(9)		$20,000		$20,000

(1)	Severance for involuntary termination without cause or for good reason or change of control termination is equal to three times the sum of: (a) base salary, (b) the bonus he would have been entitled to in the year of termination if “superior” targets had been met, and (c) certain retirement contributions. In the event of voluntary termination, the executive will be paid for a 30 day notice period. Payment for death is one times base salary. In the event of disability, base salary is continued for six months.

(2)	Annual cash performance bonus award is payable at “target” for change of control, involuntary termination without cause or for good reason, and in the event of death or disability.

(3)	Value of “in the money” stock options based on an estimated value of $10 per share at December 31, 2008 which equals the exercise price for the awards granted on November 9, 2007. Stock options accelerate vesting upon a change of control and in the event of death or disability.

(4)	The unvested portion of the defined contribution supplemental executive retirement plan benefit accelerates vesting upon change of control, death or disability.

(5)	In an involuntary termination without cause or for good reason, or change of control termination, we pay a portion of health and dental insurance coverage to age 65. The annual employer cost based on 2008 rates is $11,148. The amount shown in column (e) is based on 27 years of coverage to age 65; assuming a constant annual rate.

(6)	Payout based on company-paid coverage of $50,000.

(7)	Disability benefits are provided under both an insured and a self-insured policy. The annual benefit is based on 65% of base salary plus bonus, capped at $25,041 per month. The amount shown indicates the annual payment.

(8)	Estimated amount based on current base salary and annual personal days off accrual.

(9)	Reasonable outplacement is provided for involuntary termination without cause, for good reason, and for change of control termination for up to 24 months, up to a maximum of $20,000.

(10)	Under the terms of Mr. Macfarlane’s employment agreement, through November 9, 2009, an involuntary termination without cause or termination for good reason is treated as a change of control termination. Amounts reported apply to an involuntary termination on or prior to November 9, 2009.

Michael F. Shea. The following table describes the potential termination payments for Mr. Shea assuming termination on December 31, 2008:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Termination Without Cause/Termination for Good Reason (10)	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(1)	$24,333	$1,718,328		$1,718,328	$292,000	$146,000
Short-Term Incentive(2)		$175,200		$175,200	$175,200	$175,200
Long-Term Incentives Unvested & Accelerated - Stock Options(3)
Benefits
Incremental Non-Qualified Retirement(4)				$36,197	$36,197	$36,197
Post-Termination Health(5)		$194,524		$194,524
Life Insurance(6)					50,000
Disability Benefits(7)						$287,376
Accrued Paid Time Off(8)	$22,462	$22,462	$22,462	$22,462	$22,462	$22,462
Outplacement Services(9)		$20,000		$20,000

(1)	Severance for involuntary termination without cause or for good reason or change of control termination is equal to three times the sum of: (a) base salary, (b) the bonus he would have been entitled to in the year of termination if “superior” targets had been met, and (c) certain retirement contributions. In the event of voluntary termination, the executive will be paid for a 30 day notice period. Payment for death is one times base salary. In the event of disability, base salary is continued for six months.

(2)	Annual cash performance bonus award is payable at “target” for change of control, involuntary termination without cause or for good reason, and in the event of death or disability.

(3)	Value of “in the money” stock options based on an estimated value of $10 per share at December 31, 2008 which equals the exercise price for the awards granted on November 9, 2007. Stock options accelerate vesting upon a change of control and in the event of death or disability.

(4)	The unvested portion of the defined contribution supplemental executive retirement plan benefit accelerates vesting upon change of control, death or disability.

(5)	In an involuntary termination without cause or for good reason, or change of control termination, we pay a portion of health and dental insurance coverage to age 65. The annual employer cost based on 2008 rates is $8,842. The amount shown in column (e) is based on 22 years of coverage to age 65; assuming a constant annual rate.

(6)	Payout based on company-paid coverage of $50,000.

(7)	Disability benefits are provided under both an insured and a self-insured policy. The annual benefit is based on 65% of base salary plus bonus. The amount shown indicates the annual payment.

(8)	Estimated amount based on current base salary and annual personal days off accrual.

(9)	Reasonable outplacement is provided for involuntary termination without cause, for good reason, and for change of control termination for up to 24 months, up to a maximum of $20,000.

(10)	Under the terms of Mr. Shea’s employment agreement, through November 9, 2009, an involuntary termination without cause or termination for good reason is treated as a change of control termination. Amounts reported apply to an involuntary termination on or prior to November 9, 2009.

James Burns. The following table describes the potential termination payments for Mr. Burns assuming termination on December 31, 2008. With respect to Mr. Burns, notwithstanding the disclosures in the table below, as the result of his announced retirement, he will receive no compensation or benefits following March 31, 2009 and will not receive any severance or other post-termination compensation or benefits.

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination	Involuntary Termination Without Cause/Termination for Good Reason	For Cause Termination	Change of Control Termination	Death	Disability
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Severance or Other(2)	$30,147	$723,520		$2,062,033	$361,760	$180,880
Short-Term Incentive(3)		$183,160		$253,232	$253,232	$253,232
Long-Term Incentives Unvested & Accelerated - Stock Options(4)
Benefits
Incremental Non-Qualified Retirement
Post-Termination Health(5)		$37,242		$14,950
Life Insurance(6)					$1,447,040
Disability Benefits(7)						$208,904
Outplacement Services(8)		$20,000		$20,000

(1)	Amounts reported for Mr. Burns reflect an average daily interbank exchange rate in 2008 of $1.85518 U.S. dollars to £1.00 British pound sterling.

(2)	Severance for involuntary termination without cause or for good reason is equal to two times the sum of base salary. In the event of a change of control termination, severance is equal to three times the sum of (a) base salary and (b) the bonus he would have been entitled to in the year of termination if “superior” targets had been met. In the event of voluntary termination, the executive will be paid for a 30 day notice period. Payment for death is one times base salary. In the event of disability, base salary is continued for six months.

(3)	In the case of involuntary termination without cause or for good reason termination, the annual cash performance bonus award is payable at an amount equal to the earned bonus the executive would have been entitled to in the year of termination. Annual cash performance bonus award is payable at “target” in the event of a change of control termination, death or disability.

(4)	Value of “in the money” stock options based on an estimated value of $10 per share at December 31, 2008 which equals the exercise price for the awards granted on December 21, 2007. Stock options accelerate vesting upon a change of control and in the event of death or disability.

(5)	In an involuntary termination without cause or for good reason, includes continuation of health and life insurance for a period of 8 weeks plus an additional lump sum cash payment equal to 10% of Mr. Burns’ base salary. In the case of change of control termination, we pay a portion of health and dental insurance coverage to age 65. The annual employer cost based on 2008 rates is $4,983. The amount shown in column (e) is based on 3 years of coverage to age 65; assuming a constant annual rate.

(6)	Payout based on company-paid coverage of $1,447,040.

(7)	Disability benefits are provided under a company policy. The amount shown indicates the annual payment.

(8)	Reasonable outplacement is provided for involuntary termination without cause, for good reason, and for change of control termination for up to 24 months, up to a maximum of $20,000.

Tax and Accounting Implications

In determining specific elements and payment of compensation for the named executives, the Board considers how such decisions may affect us and the individual executive. The following highlights certain tax and accounting rules that may be considered by the Board.

Deductibility of Executive Compensation. We do not believe that Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits deductions for executive compensation paid in excess of $1.0 million, is applicable to us, and accordingly, the Board did not consider its impact in determining compensation levels for our named executives in 2008.

Nonqualified Deferred Compensation. We believe that we have been operating in good faith compliance with the statutory provisions of Section 409A of the Internal Revenue Code of 1986, as amended, which provides for certain tax rules applicable to nonqualified deferred compensation arrangements. In 2006 and 2008, we amended our deferred compensation plan, benefit equalization plan, and certain of our employment agreements to reflect the requirements of Section 409A.

Accounting for Stock-Based Compensation. We account for all stock-based payments in accordance with the requirements of FAS 123R. Although considered, compensation expense is not a primary factor in determining the amount of stock option and other stock-based awards to employees.

Director Compensation

None of our non-employee directors received compensation during 2008 for their service as Board members. See

“—Overview.” Also, Ms. Marinello, our Chairman and Chief Executive Officer, did not receive any additional compensation for her services as a member of the Board.

Compensation Committee Report

As disclosed elsewhere in this report, including under Item 10, “Directors, Executive Officers and Corporate Governance—Corporate Governance,” prior to the Transactions, committees of our Board performed certain delegated Board functions. These committees included an Audit Committee, Compensation and Human Resources Committee and Nominating and Corporate Governance Committee. On the date of the Transactions, these committees were dissolved. With the exception of the appointment of an Audit Committee on October 2, 2008, since the Transactions (and thus at all times during 2008), no new committees have been formed and all functions of the dissolved committees are performed by the Board. As such, all responsibilities relating to the compensation of executive officers (including the named executives) are performed by our Board of Directors. See “—Overview.”

The Board has discussed and reviewed the Compensation Discussion and Analysis contained in this report with management, and based upon this review and discussion has recommended that the Compensation Discussion and Analysis be included in this report.

Kathryn V. Marinello

Brent B. Bickett

William P. Foley, II

Thomas M. Hagerty

Scott L. Jaeckel

Soren L. Oberg

Alan L. Stinson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Equity Compensation Plan Information. There are no securities of registrant authorized for issuance under any equity compensation plans or arrangements. The following table sets forth information about securities authorized for issuance under Ceridian Holding’s equity compensation plans (including individual compensation arrangements) as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,373,311	$10.00	1,167,229
Equity compensation plans not approved by security holders	—	—	—

Total(1)	9,373,311	$10.00	1,167,229

(1)	Column (a) consists of shares issuable upon exercise of outstanding options under Ceridian Holding’s 2007 Stock Incentive Plan. Column (c) consists of shares reserved for issuance pursuant to the 2007 Stock Incentive Plan, whether in the form of stock or restricted stock or upon the exercise of an option or right, including any shares available as the result of the cancellation or termination of any prior awards. The number of shares in columns (a) and (c) reflect the cancellation of options issued to Perry H. Cliburn which were not vested as of the time of the termination of his employment on December 31, 2008.

(b) Security Ownership of Certain Beneficial Owners and Management. As a result of the Transactions, we are a wholly-owned subsidiary of Foundation Holdings, a company whose common stock is 100% owned by an intermediate holding company, Ceridian Intermediate. Ceridian Intermediate has issued common stock and cumulative preferred stock, representing approximately 81% and 19%, respectively, of its equity value. Ceridian Intermediate’s common stock is held by its parent, Ceridian Holding and the preferred stock is held by the Sponsors and certain members of our management. The Sponsors and certain members of our management hold shares representing 100% of the equity values and 100% of the voting rights of Ceridian Intermediate and Ceridian Holding.

The following table and related notes sets forth certain information regarding beneficial ownership of Ceridian Intermediate and Ceridian Holding by: (i) each person (including any “group” as that term is used in section 13(d)(3) of the Exchange Act) who is known to the registrant to be the beneficial owner of more than five percent of each entity’s voting securities; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Ceridian Holding’s outstanding securities consist of 130,247,003 shares of common stock as of March 20, 2009 (plus shares underlying options exercisable within 60 days of February 27, 2009 that may be deemed outstanding under applicable rules and regulations promulgated under the Exchange Act.) Ceridian Holding has authorized and reserved 10,540,540 of common stock shares pursuant to the Ceridian Holding 2007 Stock Incentive Plan. Ceridian Intermediate’s outstanding securities consist of 100 shares of common stock and 30,056,997 shares of cumulative preferred stock as of March 20, 2009. Ceridian Intermediate’s cumulative preferred stock has senior dividend, liquidation and other rights over the Ceridian Intermediate’s common stock shares. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—The Transactions.” The common stock of Ceridian Holding and the common stock of Ceridian Intermediate do not participate in any senior dividend, liquidation or other payments or rights provided to the preferred cumulative stock of Ceridian Intermediate. To our knowledge, each of the security holders has sole voting and investment power as to the common stock of Ceridian Holding and the preferred cumulative stock of Ceridian Intermediate shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Securities Beneficially Owned
Name and Address	Ceridian Holding Common Stock		Percentage of Ceridian Holding Common Stock	Ceridian Intermediate Cumulative Preferred Stock	Percentage of Ceridian Intermediate Cumulative Preferred Stock	Percent of Total
Principal Security Holders:
Thomas H. Lee Partners, L.P. and Affiliates(1)	86,943,594		66.75%	20,063,906	66.75%	66.75%
Fidelity National Financial, Inc.(2)	42,804,531		32.86%	9,877,969	32.86%	32.86%
Directors and Named Executive Officers:
Kathryn V. Marinello(3)	487,207	(4)	*	46,875	*	*
Gregory J. Macfarlane(3)	66,250	(4)	*	3,750	*	*
James Burns(3)	18,125	(4)	*	1,875	*	*
Michael F. Shea(3)	56,250	(4)	*	3,750	*	*
Perry H. Cliburn(3)	38,125	(4)	*	1,875	*	*
Brent B. Bickett(2)	42,804,531		32.86%	9,877,969	32.86%	32.86%
William P. Foley, II(2)	42,804,531		32.86%	9,877,969	32.86%	32.86%
Thomas M. Hagerty(1)	86,943,594		66.75%	20,063,906	66.75%	66.75%
Scott L. Jaeckel(1)	86,943,594		66.75%	20,063,906	66.75%	66.75%
Soren L. Oberg(1)	86,943,594		66.75%	20,063,906	66.75%	66.75%
Alan L. Stinson(2)	42,804,531		32.86%	9,877,969	32.86%	32.86%
All Directors and Executive Officers as a Group (14 persons)(1)(2)	130,568,114	(4)	99.95%	30,015,468	99.95%	99.95%

*	Less than one percent.

(1)

Includes interests owned by (i) Thomas H. Lee Equity Fund VI, L.P.; (ii) Thomas H. Lee Parallel Fund VI, L.P.; (iii) Thomas H. Lee Parallel (DT) Fund VI, L.P. (the entities in the aforementioned clauses (i) through (iii) collectively referred to as the “THL Funds”); (iv) THL Equity Fund VI Investors (Ceridian), L.P.; (v) THL Equity Fund VI Investors (Ceridian) II, L.P.; (vi) THL Equity Fund VI Investors (Ceridian) III, LLC; (vii) THL Equity Fund VI Investors (Ceridian) IV, LLC; (viii) THL Equity Fund VI Investors (Ceridian) V, LLC (the entities in the aforementioned clauses (iv) through (viii) collectively referred to as the “THL Coinvest Entities”); (ix) THL Operating Partners, LP; (x) THL Coinvestment Partners, LP (THL Coinvestment Partners, LP, together with THL Operating Partners, LP, the THL Funds and the THL Coinvest Entities, collectively referred to as the “THL Investors”); (xi) Great West Investors L.P. (“Great West”); and (x) Putnam Investments Employees’ Securities

Company III LLC (“Putnam ESC”, and together with Great West and the THL Investors, referred to as the “THL Entities”). The THL Entities may be deemed to beneficially own and have shared voting power over 86,943,594 shares of the common stock of Ceridian Holding and 20,063,906 shares of the preferred stock of Ceridian Intermediate. Each of the THL Entities disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.

THL Equity Advisors VI, LLC (“Advisors VI”) is the general partner of the THL Funds, and the general partner or manager of the THL Coinvest Entities. Thomas H. Lee Partners, L.P. (“THL Partners”) is the sole member of Advisors VI, and the general partner of both THL Operating Partners, LP and THL Coinvestment Partners, LP. Putnam Investment Holdings (“Putnam Holdings”) is the managing member of Putnam ESC. Putnam Investments, LLC (“Putnam Investments”) is the managing member of Putnam Holdings (Putnam Investment, together with Putnam Holdings and Putnam ESC, collectively referred to as “Putnam”). Putnam and Great West are co-investment entities of THL Partners. Thomas H. Lee Advisors, LLC (“THL Advisors”) is the general partner of THL Partners, and the attorney-in-fact for Putnam Investments and Great West.

Of the shares of common stock of Ceridian Holding: THL Advisors has shared voting power over 86,943,594 shares and shared dispositive power over 86,943,594 shares; Advisors VI has shared voting power over 86,575,902 shares and shared dispositive power over 86,575,902 shares; Thomas H. Lee Equity Fund VI, L.P. has shared voting power over 23,636,578 shares and shared dispositive power over 23,636,578 shares; Thomas H. Lee Parallel Fund VI, L.P. has shared voting power over 16,005,433 shares and shared dispositive power over 16,005,433 shares; Thomas H. Lee Parallel (DT) Fund VI, L.P. has shared voting power over 2,795,828 shares and shared dispositive power over 2,795,828 shares; THL Equity Fund VI Investors (Ceridian), L.P. has shared voting power over 27,854,642 shares and shared dispositive powers over 27,854,642 shares; THL Equity Fund VI Investors (Ceridian) II, L.P. has shared voting power over 14,950,000 shares and shared dispositive power over 14,950,000 shares; THL Equity Fund VI Investors (Ceridian) III, LLC has shared voting power over 488,258 shares and shared dispositive power over 488,258 shares; THL Equity Fund VI Investors (Ceridian) IV, LLC has shared voting power over 697,450 shares and shared dispositive power over 697,450 shares; THL Equity Fund VI Investors (Ceridian) V, LLC has shared voting power over 148,713 shares and shared dispositive power over 148,713 shares; THL Partners has shared voting power over 86,702,368 shares and shared dispositive powers over 86,702,368 shares; THL Operating Partners, LP has shared voting power over 59,922 shares and shared dispositive powers over 59,922 shares; THL Coinvestment Partners, LP has shared voting power over 65,544 shares and shared dispositive powers over 65,544 shares; Great West has shared voting power over 120,636 shares and shared dispositive power over 120,636 shares; Putnam ESC has shared voting power over 120,590 shares and shared dispositive power over 120,590 shares.

Of the shares of preferred stock of Ceridian Intermediate: THL Advisors has shared voting power over 20,063,906 shares and shared dispositive power over 20,063,906 shares; Advisors VI has shared voting power over 19,979,285 shares and shared dispositive power over 19,979,285 shares; Thomas H. Lee Equity Fund VI, L.P. has shared voting power over 5,454,595 shares and shared dispositive power over 5,454,595 shares; Thomas H. Lee Parallel Fund VI, L.P. has shared voting power over 3,693,562 shares and shared dispositive power over 3,693,562 shares; Thomas H. Lee Parallel (DT) Fund VI, L.P. has shared voting power over 645,191 shares and shared dispositive power over 645,191 shares; THL Equity Fund VI Investors (Ceridian), L.P. has shared voting power over 6,427,994 shares and shared dispositive powers over 6,427,994 shares; THL Equity Fund VI Investors (Ceridian) II, L.P. has shared voting power over 3,450,000 shares and shared dispositive power over 3,450,000 shares; THL Equity Fund VI Investors (Ceridian) III, LLC has shared voting power over 112,675 shares and shared dispositive power over 112,675 shares; THL Equity Fund VI Investors (Ceridian) IV, LLC has shared voting power over 160,950 shares and shared dispositive power over 160,950 shares; THL Equity Fund VI Investors (Ceridian) V, LLC has shared voting power over 34,318 shares and shared dispositive power over 34,318 shares; THL Partners has shared voting power over 20,008,239 shares and shared dispositive powers over 20,008,239 shares; THL Operating Partners, LP has shared voting power over 13,828 shares and shared dispositive powers over 13,828 shares; THL Coinvestment Partners, LP has shared voting power over 15,126 shares and shared dispositive powers over 15,126 shares; Great West has shared voting power over 27,839 shares and shared dispositive power over 27,839 shares; Putnam ESC has shared voting power over 27,828 shares and shared dispositive power over 27,828 shares.

Each of Thomas M. Hagerty, Scott L. Jaeckel and Soren L. Oberg are Managing Directors of THL Advisors. As such, Messrs. Hagerty, Jaeckel and Oberg, as directors of each of Ceridian Holding and Ceridian Intermediate, may be deemed to beneficially own the shares of common stock of Ceridian Holding and shares of preferred stock of

Ceridian Intermediate owned directly by each of the THL Entities. Messrs. Hagerty, Jaeckel, and Oberg disclaim beneficial ownership of the shares of common stock of Ceridian Holding and shares of preferred stock of Ceridian Intermediate, and the response herein shall not be deemed an admission that Messrs. Hagerty, Jaeckel and Oberg are the beneficial owners of the securities for the purpose of Section 16 of the Exchange Act or for any other purpose, except to the extent of their pecuniary interest therein.

The address of THL Advisors and Messrs. Hagerty, Jaeckel and Oberg is 100 Federal Street, Boston, Massachusetts 02110. The address of Putnam is One Post Office Square, Boston, Massachusetts 02109. The address for Great West is c/o Great-West Life & Annuity Insurance Company, 8515 C. Orchard Road 3T2, Greenwood Village, Colorado 80111. The address of the remaining entities set forth in footnote 1 is the same as for THL Advisors.

(2)	Includes interests held by Fidelity National Financial, Inc. (“FNF”). FNF has shared voting power over 42,804,531 shares of common stock of Ceridian Holding and shared dispositive power over 42,804,531 shares of common stock of Ceridian Holding. FNF has shared voting power over 9,877,969 shares of preferred stock of Ceridian Intermediate and shared dispositive power over 9,877,696 shares of preferred stock of Ceridian Intermediate.

Brent B. Bickett is the Executive Vice President of Corporate Finance of FNF. William P. Foley, II is the Chairman of the Board of Directors of FNF. Alan L. Stinson is the Chief Executive Officer of FNF. As such, Messrs. Bickett, Foley and Stinson, as directors of each of Ceridian Holding and Ceridian Intermediate, may be deemed to beneficially own the shares of common stock of Ceridian Holding and shares of preferred stock of Ceridian Intermediate owned directly by FNF. Messrs. Bickett, Foley and Stinson disclaim beneficial ownership of the shares of common stock of Ceridian Holding and shares of preferred stock of Ceridian Intermediate, and the response herein shall not be deemed an admission that Messrs. Bickett, Foley and Stinson are the beneficial owners of the securities for the purpose of Section 16 of the Exchange Act or for any other purpose, except to the extent of their pecuniary interest therein.

The address for FNF is 601 Riverside Avenue, Jacksonville, Florida 32204.

(3)	The address of Ms. Marinello and Messrs. Macfarlane, Burns, Shea and Cliburn is c/o Ceridian Corporation, 3311 East Old Shakopee Road, Minneapolis, Minnesota 55425.

(4)	Includes shares underlying options exercisable within 60 days of March 20, 2009, as follows: Ms. Marinello 281,082 shares, Mr. Macfarlane 50,000 shares, Mr. Burns 10,000 shares, Mr. Shea 40,000 shares and Mr. Cliburn 30,000 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Transactions

On May 30, 2007, Foundation Holdings and Foundation Merger Sub, affiliates of the Sponsors, entered into an agreement and plan of merger (as amended as of July 30, 2007) to acquire all the outstanding equity of Ceridian. Under the terms of the agreement, the Sponsors and their co-investors, including certain members of management, acquired the equity of Ceridian for a total purchase price of approximately $5.3 billion.

The Acquisition, including related fees and expenses, was financed through (i) $346.7 million of available cash on hand, (ii) $2,250.0 million of borrowings under a senior secured term loan facility (together with the revolving facility providing for borrowings up to $300.0 million, the “senior secured credit facilities”), (iii) $1,300.0 million of senior notes and (iv) an equity investment of approximately $1,600.0 million by the Sponsors.

As a result of the Transactions, Ceridian became a wholly-owned subsidiary of Foundation Holdings, a company whose common stock is owned by Ceridian Intermediate. Ceridian Intermediate has issued common stock and cumulative preferred stock, representing 81.25% and 18.75%, respectively, of its equity value. Ceridian

Intermediate’s common stock is held by its parent, Ceridian Holding, and the preferred stock is held by the Sponsors and certain members of our management. Ceridian Holding only issued common stock, and the Sponsors and certain members of our management hold all the common stock of Ceridian Holding through various investment entities. The preferred stock of Ceridian Intermediate is senior to the common stock of Ceridian Intermediate in terms of dividends and upon liquidation. Holders of preferred stock have approximately 18% of the voting power of Ceridian Intermediate and are entitled to cumulative preferential non-cash dividends accruing at the rate per share of approximately 13% per annum of the liquidation preference of the preferred stock. The Sponsors and certain members of our management hold shares representing 100% of the equity values and 100% of the voting rights of Ceridian Intermediate and Ceridian Holding.

Management Agreements

On May 30, 2007, we entered into two separate management agreements with FNF and THL Managers VI, LLC (“THLM”), an affiliate of THL Partners. Pursuant to these management agreements, FNF and THLM each, respectively, agreed to provide us with financial advisory, strategic and general oversight services. The agreements also provide that we will pay annual management fees to each of THLM and FNF in an amount equal to the greater of (a) $2.0 million, or (b) 0.5 percent of “Adjusted EBITDA,” which for purposes of the management agreement is EBITDA as defined in our senior secured credit facilities, further adjusted to exclude the payments made pursuant to the management agreements and certain stock options or other equity compensation recognized under SFAS 123R. We also agreed under the management agreements to indemnify THLM, FNF and parties related to THLM and FNF as well as to pay certain expenses and fees incurred by THLM and FNF in connection with the Transactions.

The agreements terminate upon the earlier of (a) seven years from the date of the agreement or (b) the consummation of an initial public offering of Ceridian. Upon the occurrence of an initial public offering, a lump sum payment equal to the net present value of the annual management fee for a seven year period, discounted using the 10-year treasury discount rate as of the date of determination, would be due to THLM and FNF.

For the year ended December 31, 2008, we recorded fees of $2.2 million and $2.2 million, respectively, to THLM and FNF.

Service and Vendor Related Agreements

In the ordinary course of our business we provide payroll and tax filing services to affiliates of FNF and THL Partners, including certain companies in the THL Partners’ investment portfolio, pursuant to arms-length agreements at competitive market rates. We also have contracted with affiliates of FNF and THL Partners on an arms-length basis to provide certain services to us, including with respect to the leasing of office equipment, procurement of mailing services and call center outsourcing.

Stockholders Agreement

In connection with the Transactions, the Sponsors and certain members of our management holding shares representing 100% of the equity values and 100% of the voting rights of Ceridian Intermediate and Ceridian Holding entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the directors of Foundation Holdings, Ceridian Intermediate and Ceridian Holding, restrictions on the issuance or transfer of shares, including tag-along rights, take-along rights and preemptive rights, and other special corporate governance provisions (including the right to approve various corporate actions). The management participants who hold shares of stock (including through the exercise of options) of Ceridian Intermediate and Ceridian Holding are party to these agreements.

Relocation Arrangements

In connection with the hiring in 2007 of our Executive Vice President and Chief Financial Officer, Gregory J. Macfarlane, consistent with the provisions of our Employee Relocation Policy, we arranged for the purchase of his California residence by a third-party relocation services company at an appraised market value of $2.2 million. In addition, in connection with the relocation of our Executive Vice President and President, Ceridian International, James Burns, to the United Kingdom in 2008, we arranged for the purchase of his Canadian residence by a third-party relocation services company at an appraised market value of $1.0 million.

Under these arrangements, we are responsible for the mortgage and all costs associated with the homes, including taxes, insurance, utilities, maintenance, repairs and improvements, until such time as they are sold. Additionally, we remain responsible for any loss on the ultimate resale of the homes. The homes are currently listed for sale.

Review, Approval or Ratification of Transactions with Related Parties

In connection with our various reporting requirements, each of our directors and executive officers is asked to disclose, among other things, any relationship or transaction with us in which the director or executive officer, or any member of his or her immediate family (“related parties”), have a direct or indirect material interest. Our legal counsel determines which of those disclosed transactions or relationships fall below the related-party transaction disclosure threshold in, or are otherwise exempt from disclosure under, Item 404 of Regulation S-K of the Exchange Act. Our Audit Committee also has the responsibility to review periodically, but no less frequently than annually, a summary of Ceridian’s transactions with directors and officers of the company and with firms that employ directors, as well as any other material related party transactions. Furthermore, our Code of Conduct generally prohibits conflict of interest transactions.

Director Independence

As also disclosed under Item 10 of this report, all of our non-executive directors are designees of THL Partners or FNF. The Stockholders Agreement for Ceridian Holding, our parent, entered into in connection with the Transactions, requires up to three directors designated by THL Partners, up to three directors designated by FNF, and one management representative. The number of directors designated by each of THL Partners and FNF are subject to reduction if each of their respective ownership interests falls below certain specified percentages. In addition, our employment agreement with Kathryn V. Marinello provides that she will serve as Chair of our Board as long as she remains employed by us.

Although not formally considered by our Board because our securities are not registered or traded on any national securities exchange, we do not believe that any of our directors would be considered independent for either Board or Audit Committee purposes based upon the listing standards of the New York Stock Exchange (the “NYSE”), the exchange on which our common stock was listed prior to the Transactions. We believe none of our directors would be considered independent because of their relationships with certain affiliates of the funds and other entities that hold significant interests in THL Partners and FNF, which owns more than approximately 99% of the outstanding common and preferred stock of our parent entities on a fully diluted basis, and other relationships with us, all as described more fully above.

Item 14.	Principal Accounting Fees and Services

The table below shows the aggregate fees (in millions) KPMG LLP billed to us in connection with various audit and other services provided through the years ended December 31, 2008 and 2007:

Service	2008 Aggregate Fees Billed ($)	2007 Aggregate Fees Billed ($)
Audit Fees(1)	$2.7	$3.9
Audit-Related Fees(2)	$1.4	$1.6
Tax Fees(3)	$0.1	$—

(1)	2008 and 2007 fees include audit services and expenses related to fiscal year and interim reviews, and other services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements or any other services performed by KPMG LLP to comply with generally accepted auditing standards. Such amounts include fees and services rendered during the respective fiscal year, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	2008 fees include services relating to our exchange offer’s Registration Statement on Form S-4 filed with the Commission, internal control reviews and employee benefit plan audits. 2007 fees include services relating to the debt offering memorandum related to the Transactions, internal control reviews and employee benefit plan audits. Such amounts include fees and services rendered during the respective fiscal year, notwithstanding when the fees and expenses were billed.

(3)	2008 fees include services relating to transfer pricing and tax compliance matters. Such amounts include fees and services rendered during the respective fiscal year, notwithstanding when the fees and expenses were billed.

Prior to the Transactions, committees of the Board performed certain delegated Board functions. These committees included the Audit Committee, the Compensation and Human Resources Committee and the Nominating and Corporate Governance Committee. On the date of the Transactions, these committees were dissolved. With the exception of the appointment of an Audit Committee, discussed below, since the Transactions, no new committees were formed and all functions of the dissolved committees are performed by the Board.

As disclosed under Item 10 of this report, effective October 2, 2008, we appointed an Audit Committee comprised of Scott L. Jaeckel and Alan L. Stinson, with Mr. Stinson serving as the committee’s chairman. The Audit Committee has the sole authority to appoint, retain, compensate, evaluate and terminate the independent auditors. The committee may engage the independent auditors, including in connection with any non-audit services, and oversee, evaluate and, where appropriate, replace the independent auditors. The committee shall approve the fees paid to the independent auditors, including fees paid in connection with any non-audit services. The committee is also responsible for approving guidelines for the retention of the independent auditors for any non-audit service and the fee for such service and determine procedures for the approval of audit and non-audit services in advance. The committee shall, to the extent required by such procedures, approve in advance any audit or non-audit service provided to the company by the independent auditors. No such guidelines or procedures have been approved or determined as of the date of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the information is included in the consolidated financial statements and, therefore, have been omitted.

(c)	See Exhibit Index immediately following the signature pages hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN CORPORATION

Date: March 30, 2009	By:	/s/ Kathryn V. Marinello
		Name:	Kathryn V. Marinello
		Title:	Chairman, President and Chief Executive Officer

We, the undersigned directors and officers of the Registrant, hereby severally constitute Gregory J. Macfarlane, Ralph T. Flees and Michael W. Sheridan, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kathryn V. Marinello Kathryn V. Marinello	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/s/ Gregory J. Macfarlane Gregory J. Macfarlane	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2009

/s/ Ralph T. Flees Ralph T. Flees	Senior Vice President and Controller (Principal Accounting Officer)	March 30, 2009

/s/ Brent B. Bickett Brent B. Bickett	Director	March 30, 2009

/s/ William P. Foley, II William P. Foley, II	Director	March 30, 2009

/s/ Thomas M. Hagerty Thomas M. Hagerty	Director	March 30, 2009

/s/ Scott L. Jaeckel Scott L. Jaeckel	Director	March 30, 2009

/s/ Soren L. Oberg Soren L. Oberg	Director	March 30, 2009

/s/ Alan L. Stinson Alan L. Stinson	Director	March 30, 2009

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Registrant has not sent to its security holders an annual report covering its last fiscal year. In addition, the Registrant has not sent to security holders any proxy statement, form of proxy or other proxy soliciting material since such time as the registration of Registrant’s securities under Section 12 of the Act was terminated.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated May 30, 2007, by and among Foundation Holdings, Inc., Foundation Merger Sub, Inc. and Ceridian Corporation (incorporated by reference to Exhibit 2.1 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated July 30, 2007, by and among Foundation Holdings, Inc., Foundation Merger Sub Inc. and Ceridian Corporation (incorporated by reference to Exhibit 2.2 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

3.1	Certificate of Incorporation of Ceridian Corporation (incorporated by reference to Exhibit 3.1 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

3.2	Amended and Restated Bylaws of Ceridian Corporation (incorporated by reference to Exhibit 3.2 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

4.1	Indenture, dated as of November 9, 2007 among the Ceridian Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

4.2	First Supplemental Indenture, dated as of May 13, 2008 among the Ceridian Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

4.3	Registration Rights Agreement, dated November 9, 2007, by and among Ceridian Corporation, the guarantors signatory thereto, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

4.4	Form of 11 1/4% Senior Notes due 2015 (included in Exhibit 4.1) .

4.5	Form of 12 1/4%/13% Senior Toggle Notes due 2015 (included in Exhibit 4.1).

10.1†	Amended and Restated Executive Employment Agreement between Ceridian Corporation and Kathryn V. Marinello, dated as of November 9, 2007 (incorporated by reference to Exhibit 10.1 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.2†	Amended and Restated Executive Employment Agreement between Ceridian Corporation and Gregory J. Macfarlane, dated as of November 9, 2007 (incorporated by reference to Exhibit 10.2 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.3†	Amended and Restated Executive Employment Agreement between Ceridian Corporation and Michael F. Shea, dated as of November 9, 2007 (incorporated by reference to Exhibit 10.3 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.4†	Amended and Restated Executive Employment Agreement between Ceridian Corporation and Kairus K. Tarapore, dated as of November 9, 2007 (incorporated by reference to Exhibit 10.4 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.5†*	Amendment to Amended and Restated Executive Employment Agreement between Ceridian Corporation and Kathryn V. Marinello, dated December 30, 2008.

10.6†*	Amendment to Amended and Restated Executive Employment Agreement between Ceridian Corporation and Gregory J. Macfarlane, dated December 30, 2008.

10.7†*	Amendment to Amended and Restated Executive Employment Agreement between Ceridian Corporation and Michael F. Shea, dated December 30, 2008.

10.8†*	Amendment to Amended and Restated Executive Employment Agreement between Ceridian Corporation and Kairus K. Tarapore, dated December 30, 2008.

10.9†	Executive Employment Agreement between Ceridian Corporation and Perry H. Cliburn, dated December 14, 2006 (incorporated by reference to Exhibit 10.5 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.10†	Ceridian Corporation Deferred Compensation Plan (2002 Revision) (incorporated by reference to Exhibit 10.6 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.11†*	Revised and Restated First Declaration of Amendment to the Ceridian Corporation Deferred Compensation Plan (2002 Revision).

10.12†	Ceridian Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.13†	Form of Senior Executive Stock Option Agreement (under the Ceridian Corporation 2007 Stock Incentive Plan) (incorporated by reference to Exhibit 10.9 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.14	Form of Non-Senior Executive Stock Option Agreement (under the Ceridian Corporation 2007 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.15	Ceridian Corporation Benefit Equalization Plan, as amended (incorporated by reference to Exhibit 10.11 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.16	Ceridian Corporation Benefit Equalization Plan, First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.17	Ceridian Corporation Benefit Equalization Plan, Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.18	Ceridian Corporation Benefit Equalization Plan, Third Declaration of Amendment (incorporated by reference to Exhibit 10.14 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.19*	Ceridian Corporation Benefit Equalization Plan, Restated and Revised Fourth Declaration of Amendment.

10.20	Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of December 1, 1994, between Ceridian Corporation and First Trust National Association (incorporated by reference to Exhibit 10.16 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.21	First Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, effective as of January 1, 1999, between Ceridian Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.17 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.22	Second Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of March 26, 2001, between Ceridian Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.23	Third Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of August 1, 2001, between Ceridian Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.19 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.24	Fourth Declaration of Amendment to Ceridian Corporation Employees’ Benefit Protection Trust Agreement, dated as of October 25, 2006, between Ceridian Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.20 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.25	Form of Indemnification Agreement between Ceridian Corporation and its Directors (incorporated by reference to Exhibit 10.21 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.26†*	Amended and Restated Change of Control Severance Policy for Certain Executive Officers and Key Employees.

10.27	Stockholders Agreement, dated as of November 9, 2007, by and among Ceridian Holding Corp., Ceridian Intermediate Corp. and other parties thereto (incorporated by reference to Exhibit 10.23 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.28	Registration Rights Agreement, dated November 9, 2007, by and among Ceridian Holding Corp. and each of the security holders thereto (incorporated by reference to Exhibit 10.24 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.29	Credit Agreement, dated as of November 9, 2007, among Ceridian Corporation, Deutsche Bank AG New York Branch, as administrative agent, various lenders, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 10.25 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.30	Management Agreement, dated May 30, 2007, with Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.26 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.31	Management Agreement, dated May 30, 2007, with THL Managers VI, LLC (incorporated by reference to Exhibit 10.27 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on July 30, 2008 (file number 333-152649)).

10.32†	Mutual Termination agreement, dated September 3, 2008, between Ceridian Corporation and Perry H. Cliburn (incorporated by reference to Exhibit 10.28 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on September 12, 2008 (file number 333-152649)).

10.33†	Employee Relocation Policy (incorporated by reference to Exhibit 10.29 to Ceridian Corporation’s Registration Statement on Form S-4 filed with the Commission on September 12, 2008 (file number 333-152649)).

10.34†*	Executive Employment Agreement, dated July 2007, between Ceridian Canada, Ltd. and James Burns.

12.1*	Computation of ratio of earnings to fixed charges.

21.1*	Subsidiaries.

24.1*	Power of Attorney (included as part of the signature pages hereto).

31.1*	Certification of CEO under Exchange Act Rule 13a-14(a).

31.2*	Certification of CFO under Exchange Act Rule 13a-14(a).

32.1*	Certifications of CEO and CFO under 18 U.S.C. 1350.

†	Management compensation plan
*	Filed herewith